Form 10-Q
period 2016-12-30
Varex Imaging Corp
filed 2017-03-03
CIK 1681622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-37860
 ____________________________________________________________
VAREX IMAGING CORPORATION
(Exact name of registrant as specified in its charter)
 ____________________________________________________________

Delaware	81-3434516
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
1678 S. Pioneer Road, Salt Lake City, Utah	84104
(Address of principal executive offices)	(Zip Code)
(801) 972-5000
(Registrant’s telephone number, including area code)
 ____________________________________________________________
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☐ No   ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☒     No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer	☐	Accelerated filer	☐

Non-Accelerated filer	☒	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of December 30, 2016, the last day of registrant's most recently completed fiscal quarter, there was no established public trading market for the registrant’s common stock. As of January 31, 2017, there were 37,386,730 shares of the registrant’s common stock outstanding.

VAREX IMAGING CORPORATION
FORM 10-Q for the Quarter Ended December 30, 2016

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

VAREX IMAGING CORPORATION
CONDENSED COMBINED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended
(In millions)	December 30, 2016	January 1, 2016
Revenues	$157.4	$146.8
Cost of revenues	98.6	89.7
Gross margin	58.8	57.1
Operating expenses:
Research and development	13.3	12.5
Selling, general and administrative	26.9	22.0
Total operating expenses	40.2	34.5
Operating earnings	18.6	22.6
Interest income	0.1	0.1
Interest expense	(0.6)	(0.3)
Other income (expense), net	0.2	(1.2)
Interest and other income (expense), net	(0.3)	(1.4)
Earnings before taxes	18.3	21.2
Taxes on earnings	7.1	7.0
Net earnings	11.2	14.2
Less: Net earnings attributable to noncontrolling interests	0.1	0.1
Net earnings attributable to Varex	$11.1	$14.1

See accompanying notes to the condensed combined financial statements.

VAREX IMAGING CORPORATION
CONDENSED COMBINED STATEMENTS OF COMPREHENSIVE EARNINGS
(Unaudited)

	Three Months Ended
(In millions)	December 30, 2016	January 1, 2016
Net earnings	$11.2	$14.2
Other comprehensive earnings (loss), net of tax:
Available-for-sale securities:
Change in unrealized loss, net of tax benefit of $0 and $0.1 in 2017 and 2016, respectively	—	(0.3)
Reclassification adjustments, net of tax expense of $0 and ($0.2) in 2017 and 2016, respectively	—	0.4
Other comprehensive earnings, net of tax	—	0.1
Comprehensive earnings	11.2	14.3
Less: Comprehensive earnings attributable to noncontrolling interests	0.1	0.1
Comprehensive earnings attributable to Varex	$11.1	$14.2

 See accompanying notes to the condensed combined financial statements.

VAREX IMAGING CORPORATION
CONDENSED COMBINED BALANCE SHEETS
(Unaudited)

(In millions)	December 30, 2016	September 30, 2016
Assets
Current assets:
Cash and cash equivalents	$53.9	$36.5
Accounts receivable, net	111.5	122.2
Inventories, net	204.0	197.4
Prepaid expenses and other current assets	6.2	3.8
Total current assets	375.6	359.9
Property, plant and equipment, net	122.1	108.9
Goodwill	74.7	74.7
Investments in privately-held companies	49.6	49.3
Deferred tax assets	0.4	5.5
Other assets	22.7	24.1
Total assets	$645.1	$622.4
Liabilities, Redeemable Noncontrolling Interests and Equity
Current liabilities:
Accounts payable	$39.7	$41.9
Accrued liabilities	24.9	23.9
Deferred revenues	11.5	12.0
Total current liabilities	76.1	77.8
Other long-term liabilities	5.0	8.3
Total liabilities	81.1	86.1
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests	10.3	10.3
Equity:
Net parent investment	553.7	526.0
Total equity	553.7	526.0
Total liabilities, redeemable noncontrolling interests and equity	$645.1	$622.4

See accompanying notes to the condensed combined financial statements.

VAREX IMAGING CORPORATION
CONDENSED COMBINED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In millions)	December 30, 2016	January 1, 2016
Cash flows from operating activities:
Net earnings	$11.2	$14.2
Adjustments to reconcile net earnings to net cash provided by operating activities:
Share-based compensation expense	2.3	2.1
Depreciation	3.1	2.5
Amortization of intangible assets	1.3	1.5
Deferred taxes	5.2	1.2
(Income) loss from equity method investments	(0.1)	0.8
Other, net	0.2	0.6
Changes in assets and liabilities:
Accounts receivable	9.9	(5.0)
Inventories	(6.7)	(3.7)
Prepaid expenses and other assets	(2.4)	0.6
Accounts payable	(1.9)	0.8
Accrued liabilities and other long-term liabilities	(2.4)	(8.9)
Deferred revenues	(0.5)	(0.6)
Net cash provided by operating activities	19.2	6.1
Cash flows from investing activities:
Purchases of property, plant and equipment	(5.0)	(10.5)
Sale of available-for-sale securities	—	8.6
Other	0.7	—
Net cash used in investing activities	(4.3)	(1.9)
Cash flows from financing activities:
Net transfers from (to) parent	1.8	9.5
Net cash provided by (used in) financing activities	1.8	9.5
Effects of exchange rate changes on cash and cash equivalents	0.7	0.4
Net increase in cash and cash equivalents	17.4	14.1
Cash and cash equivalents at beginning of period	36.5	20.6
Cash and cash equivalents at end of period	$53.9	$34.7
Supplemental non-cash activities:
Purchases of property, plant and equipment financed through accounts payable	$2.6	$3.6
Transfers of property, plant and equipment from Varian	$12.3	$—

See accompanying notes to the condensed combined financial statements.

VAREX IMAGING CORPORATION
NOTES TO THE CONDENSED COMBINED FINANCIAL STATEMENTS
(Unaudited)

1. DESCRIPTION OF BUSINESS
On May 23, 2016, Varian Medical Systems, Inc. (“Varian”) announced its intent to separate its Imaging Components business from the remainder of its businesses through a pro rata distribution of the common stock of a new entity. Varex Imaging Corporation (the “Company,” “Varex” or “Varex Imaging”) was incorporated in Delaware on July 18, 2016 for the purpose of holding the assets and liabilities associated with the Company's business. On January 28, 2017, Varian completed the distribution of 100% of the outstanding common stock of Varex to Varian stockholders. Each Varian stockholder received 0.4 of a share of Varex common stock for every one share of Varian common stock held on the close of business on January 20, 2017 (the “Record date”). Following the separation and distribution, Varex became an independent publicly-traded company and is listed on the NASDAQ Global Select Market under the ticker “VREX.” See Note 16, “Subsequent Events” for additional information.
Varex designs, manufactures, sells and services a broad range of X-ray imaging components including X-ray tubes, flat panel digital image detectors and accessories, high voltage connectors, high-energy inspection accelerators, image processing software and workstations, computer-aided diagnostic software, collimators, automatic exposure control devices, generators, ionization chambers and buckys, for use in a range of applications, including radiographic or fluoroscopic imaging, mammography, special procedures, computed tomography, radio therapy and computer-aided detection. The Company sells its products to imaging system original equipment manufacturer (“OEM”) customers for incorporation into new medical diagnostic, radiation therapy, dental, veterinary and industrial imaging systems, to independent service companies, distributors and directly to end-users for replacement purposes.
The Company also designs, manufacturers, sells and services industrial products, which include Linatron® X-ray accelerators, imaging processing software and image detection products for security and inspection purposes, such as cargo screening at ports and borders and nondestructive examination in a variety of applications. The Company generally sells security and inspection products to OEM customers who incorporate Varex’s products into their inspection systems. The Company conducts an active research and development program to focus on new technology and applications in both the medical and industrial X-ray imaging markets.
2. BASIS OF PRESENTATION AND PRINCIPLE OF CONSOLIDATION
The accompanying condensed combined financial statements have been prepared on a stand-alone basis and are derived from Varian’s consolidated financial statements and records. The condensed combined financial statements reflect the Company’s financial position, results of operations, comprehensive earnings and cash flows as it operated as part of Varian prior to the distribution, in conformity with generally accepted accounting principles in the United States (“GAAP”).
The condensed combined financial statements include the accounts of the Company and certain other assets and liabilities that have been historically held at the Varian corporate level but are specifically identifiable and attributable to the Company. The condensed combined financial statements include allocation of certain Varian corporate expenses including costs of information technology, human resources, accounting, legal, facilities, insurance, treasury and other corporate and infrastructure services. In addition, allocated costs include research and development expenses from Varian’s scientific research facility. These costs have been allocated to the Company on the basis of direct usage when identifiable, with the remainder allocated on a pro-rata basis of revenue, headcount or other systematic measures that reflect utilization of services provided to or benefits received by the Company. The Company considers the expense allocation methodology and results to be reasonable for all periods presented.
These condensed combined financial statements and the accompanying notes are unaudited and should be read in conjunction with the combined financial statements for the years ended 2016, 2015 and 2014 included in the Company’s Registration Statement on Form 10, which was filed with the Securities and Exchange Commission on January 12, 2017 (the “Form 10”).

The condensed combined financial position, results of operations, comprehensive earnings and cash flows of the Company may not be indicative of its results had it been a separate stand-alone entity during the periods presented, nor are the results stated herein indicative of what the Company’s financial position, results of operations, comprehensive earnings and cash flows may be in the future.

Varex Imaging Corporation
Notes to the Condensed Combined Financial Statements (continued)
(Unaudited)

Prior to the distribution, the Company was dependent upon Varian for its working capital and financing requirements, as Varian uses a centralized approach to cash management and financing of its operations. Financial transactions relating to the Company were accounted for through the net parent investment account. Cash and cash equivalents held by Varian were not allocated to the Company. Cash and cash equivalents included in the Condensed Combined Balance Sheets primarily reflects cash and cash equivalents from acquired entities that are specifically attributable to the Company. Varian’s debt has not been allocated to the Company for any of the periods presented, since the Company is not the legal obligor of the debt. Varian’s debt was utilized for corporate activities that benefited all businesses, and, therefore, interest expense relating to Varian’s corporate borrowings has been allocated to the Company. Interest expense and interest income have been allocated based on the Company’s total assets as a percentage of total assets of Varian.
Net parent investment, which includes retained earnings, represents Varian’s interest in the recorded net assets of the Company. All transactions between the Company and Varian have been included in the accompanying condensed combined financial statements. All intercompany transactions are considered to be effectively settled for cash and are reflected as a component of financing activities as net transfers from (to) Varian in the Condensed Combined Statements of Cash Flows at the time the transactions are recorded.
Net parent investment in the Condensed Combined Balance Sheets and Statements of Equity represents Varian’s historical investment in the Company, the net effect of transactions with and allocations from Varian and the Company’s accumulated earnings.
See Note 5, “Related Party Transactions” for further information regarding the Company’s relationships with Varian and other related-party transactions.
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Segment Reporting
Subsequent to the filing of the preliminary registration statement on Form 10 on August 11, 2016, the Company re-aligned its reportable operating segments into (i) Medical and (ii) Industrial to align with how its CEO views and measures the Company’s business performance. The Company reclassified the segment data for the prior years to conform to the current year presentation. See Note 15, “Segment Information” for further information on the Company’s segments.
Fiscal Year
The fiscal years of the Company as reported are the 52 or 53-week period ending on the Friday nearest September 30. Fiscal year 2017 is the 52-week period ending September 29, 2017. Fiscal year 2016 was the 52-week period that ended on September 30, 2016. The first fiscal quarter of 2017 ended on December 30, 2016. The first fiscal quarter of 2016 ended on January 1, 2016.
Variable Interest Entities
For entities in which the Company has variable interests, the Company focuses on identifying which entity has the power to direct the activities that most significantly impact the variable interest entity’s economic performance and which enterprise has the obligation to absorb losses or the right to receive benefits from the variable interest entity. If the Company is the primary beneficiary of a variable interest entity, the assets, liabilities and results of operations of the variable interest entity will be included in the Company’s condensed combined financial statement. During the three months ended December 30, 2016, the Company did not consolidate any variable interest entities because the Company was not the primary beneficiary.
 Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed combined financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

Varex Imaging Corporation
Notes to the Condensed Combined Financial Statements (continued)
(Unaudited)

Cash and Cash Equivalents
The Company considers currency on hand, demand deposits, time deposits and all highly-liquid investments with an original maturity of three months or less at the date of purchase to be cash and cash equivalents.
Fair Value
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. There is a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:
Level 1—Quoted prices in active markets for identical assets or liabilities.
Level 2—Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or, other inputs that are observable or can be corroborated by observable market data.
Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Concentration of Risk
Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash, cash equivalents and trade accounts receivable. Cash and cash equivalents held with financial institutions may exceed the Federal Deposit Insurance Corporation insurance limits or similar limits in foreign jurisdictions. The Company has not experienced any losses on its deposits of cash and cash equivalents. The Company performs ongoing credit evaluations of its customers and, except for government tenders, group purchases and orders with a letter of credit, its industrial customers often provide a down payment. The Company maintains an allowance for doubtful accounts based upon the expected collectability of all accounts receivable. The Company obtains some of the components in its products from a limited group of suppliers or from a single-source supplier. The Company has not experienced or expects any significant disruptions to its operations due to supplier concentration.
Inventories
Inventories are valued at the lower of cost or market (realizable value). Excess and obsolete inventories are determined primarily based on future demand forecasts and write-downs of excess, and obsolete inventories are recorded as a component of cost of revenues. Cost is computed using standard cost (which approximates actual cost) on a first-in-first-out basis.
Property, Plant and Equipment
Property, plant and equipment are stated at cost, net of accumulated depreciation. Major improvements are capitalized, while repairs and maintenance are expensed as incurred. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Land is not subject to depreciation, but land improvements are depreciated over fifteen years. Land leasehold rights and leasehold improvements are amortized over the lesser of their estimated useful lives or remaining lease terms. Buildings are depreciated over twenty years. Machinery and equipment are depreciated over their estimated useful lives, which range from three to seven years. Assets subject to lease are amortized over the lesser of their estimated useful lives or remaining lease terms. Estimated useful lives are periodically reviewed and, when appropriate, changes are made prospectively. When certain events or changes in operating conditions occur, asset lives may be adjusted, and an impairment assessment may be performed on the recoverability of the carrying amounts. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are removed from the accounts.
Investments
The Company accounts for its equity investments in privately-held companies under the equity method of accounting as the Company holds at least a 20% ownership interest or has the ability to exercise significant influence in these investments. The

Varex Imaging Corporation
Notes to the Condensed Combined Financial Statements (continued)
(Unaudited)

Company monitors these equity investments for impairment and makes appropriate reductions in carrying values if the Company determines that impairment charges are required based primarily on the financial condition and near-term prospects of these companies.
Goodwill and Intangible Assets
Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net identified tangible and intangible assets acquired. Purchased intangible assets are carried at cost, net of accumulated amortization, are included in other assets in the Company's Condensed Combined Balance Sheets. Intangible assets with finite lives are amortized over their estimated useful lives of primarily two to seven years using the straight-line method.
Impairment of Long-lived Assets, Intangible Assets and Goodwill
The Company reviews long-lived assets and identifiable intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company assesses these assets for impairment based on their estimated undiscounted future cash flows. If the carrying value of the assets exceeds the estimated future undiscounted cash flows, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize any impairment charges for long-lived assets and identifiable intangible assets during any of the periods presented.
The Company evaluates goodwill for impairment at least annually in beginning of the fourth quarter of each fiscal year or whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. If the Company determines that a quantitative analysis is necessary, the impairment test for goodwill is a two-step process. Step one consists of a comparison of the fair value of a reporting unit against its carrying amount, including the goodwill allocated to each reporting unit. The Company determines the fair value of its reporting units based on a combination of income and market approaches. The income approach is based on the present value of estimated future cash flows of the reporting units, and the market approach is based on a market multiple calculated for each reporting unit based on market data of other companies engaged in similar business. If the carrying amount of the reporting unit is in excess of its fair value, step two requires the comparison of the implied fair value of the reporting unit’s goodwill against the carrying amount of the reporting unit’s goodwill. Any excess of the carrying value of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill is recorded as an impairment loss.
As a result of the segment realignment in the fourth quarter of fiscal year 2016, goodwill was re-allocated to the Medical and Industrial reporting units based on their relative fair values. No impairment charges were recognized as a result of the change in reporting units. The Company performs its annual goodwill impairment analysis during the fourth quarter of its fiscal year.
Loss Contingencies
From time to time, the Company is a party to or otherwise involved in legal proceedings, claims and government inspections or investigations and other legal matters, both inside and outside the United States, arising in the ordinary course of its business or otherwise. The Company accrues amounts, to the extent they can be reasonably estimated, that it believes are adequate to address any liabilities related to legal proceedings and other loss contingencies that it believes will result in a probable loss.
Product Warranty
The Company warrants most of its products for a specific period of time, usually 12 to 24 months from delivery or acceptance, against material defects. The Company provides for the estimated future costs of warranty obligations in cost of revenues when the related revenues are recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that the Company will incur to repair or replace product parts that fail while still under warranty. The amount of the accrued estimated warranty costs obligation for established products is primarily based on historical experience as to product failures adjusted for current information on repair costs. For new products, estimates include the historical experience of similar products, as well as reasonable allowance for warranty expenses associated with new products. On a quarterly basis, the Company reviews the accrued warranty costs and updates the historical warranty cost trends, if required.

Varex Imaging Corporation
Notes to the Condensed Combined Financial Statements (continued)
(Unaudited)

Revenue Recognition
The Company’s revenues are derived primarily from the sale of hardware and software products, and services. The Company recognizes its revenues net of any value added or sales tax and net of sales discounts.
The Company sells a high proportion of its X-ray products to a limited number of OEM customers. X-ray tubes, flat panel detectors and image-processing tools and security and inspection products are generally sold on a stand-alone basis. However, the Company occasionally sells its flat panel detectors, X-ray tubes and imaging processing tools as a package that is optimized for digital X-ray imaging and sells its Linatron ® X-ray accelerators together with its imaging processing software and image detection products to OEM customers that incorporate them into their inspection systems. Service contracts are often sold with certain security and inspection products and computer-aided detection products. Revenues related to service contracts usually start after the expiration of the warranty period for non-software products or upon delivery of software products.

For a multiple-element arrangement that includes software and non-software deliverables which includes service contracts, the Company first allocates revenues among the software and non-software deliverables on a relative selling price basis. The amounts allocated to the non-software products and software are accounted for as follows:
Non-Software Products
Non-software products include hardware products, software components that function together with the hardware components to deliver the product’s essential functionality, as well as service contracts. Except as described below under “Service,” the Company recognizes revenues for non-software products when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured.
For multiple-element revenue arrangements that involve non-software products, a delivered non-software element is considered as a separate unit of accounting when it has stand-alone value and there is no customer-negotiated refund or return rights for the delivered element. The allocation of revenue to all deliverables based on their relative selling prices is determined at the inception of the arrangement. The selling price for each deliverable is determined using vendor-specific objective evidence (“VSOE”) of selling price, if it exists; otherwise, third-party evidence of selling price (“TPE”) is used.
If the Company is not able to establish VSOE or TPE of selling prices for its non-software products, the Company uses the deliverable's estimated selling price ("ESP"). The Company estimates selling prices following an established process that considers market conditions, including the product offerings and pricing strategies of competitors, as well as internal factors such as historical pricing practices and margin objectives. The establishment of product and service ESPs is controlled and reviewed by the appropriate level of management in all of the Company’s businesses.
The Company recognizes revenues upon the transfer of risk of loss, which is either at the time of shipment or delivery, depending upon the terms of the contract, provided that all other revenue recognition criteria have been met.
Software Products
The Company recognizes revenues for software products in accordance with the software revenue recognition guidance. The Company recognizes license revenues when all of the following criteria have been met: persuasive evidence of an arrangement exists, the vendor’s fee is fixed or determinable, collection of the related receivable is probable and delivery of the product has occurred.
Revenues earned on software arrangements involving multiple elements are allocated to each element based on VSOE of fair value, which is based on the price charged when the same element is sold separately. In instances when evidence of VSOE of fair value of all undelivered elements exists, but evidence does not exist for one or more delivered elements, revenues are recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. Revenue allocated to maintenance and support is recognized ratably over the maintenance term (typically one year).
For those software products that are not sold stand-alone or for which VSOE cannot be established or maintained, all software revenue under the contract will be deferred until the software product(s) that lack VSOE are all delivered. If the only undelivered software element that lacks VSOE is maintenance and support, then the software revenue would be recognized ratably over the term of the maintenance and support arrangement.

Varex Imaging Corporation
Notes to the Condensed Combined Financial Statements (continued)
(Unaudited)

The Company recognizes revenues upon the transfer of risk of loss, which is either at the time of shipment or delivery, depending upon the shipping terms of the contract, provided that all other criteria for revenue recognition have been met.
 Service
Service revenues include revenues from hardware and software service contracts, bundled support arrangements, paid services and trainings and parts that are sold by the service department. Revenues allocated to service contracts are recognized ratably over the period of performance of the related contracts. Revenues related to services performed on a time-and-materials basis are recognized when they are earned and billable.
Deferred Revenues
Deferred revenue primarily represents (i) the amount billed, billable or received applicable to non-software products for which parts and services under the warranty contracts have not been delivered, (ii) the amount billed, billable or received applicable to software products for which the Company’s obligations under the maintenance contracts have not been fulfilled and (iii) the amount billed, billable or received for service contracts for which the services have not been rendered. Except for government tenders, group purchases and orders with letters of credit, the Company's security and inspection customers often provide a down payment prior to transfer of risk of loss of ordered products. These payments are also included in deferred revenue on the Condensed Combined Balance Sheets.
Share-Based Compensation Expense
The Company’s employees historically participated in Varian’s equity-based incentive plans. Share-based compensation expense has been allocated to the Company based on the awards and terms previously granted to its employees as well as an allocation of Varian’s corporate and shared functional employee expenses. Until the distribution was consummated, the Company’s employees continued to participate in Varian’s equity-incentive plans, and the Company continued to record share-based compensation expense based on the share-based payment awards granted to the Company’s employees.
The Company values stock options granted and the option component of the shares of common stock purchased under the Varian Employee Stock Purchase Plan using the Black-Scholes option-pricing model. Share-based compensation expense for restricted stock units is measured using the fair value of Varian’s stock on the date of grant and is amortized over the award’s respective service period. Varian uses the Monte Carlo simulation model to estimate the fair value of performance units on the date of grant with assumptions that includes the historical volatility of shares of Varian common stock, as well as the shares of common stock of peer companies. Both the Black-Scholes option-pricing model and the Monte Carlo simulation model require the input of certain assumptions, and changes in the assumptions can materially affect the fair value estimates of share-based payment awards.
The Company measures and recognizes expense for all share-based payment awards based on their fair values. Share-based compensation expense recognized in the Condensed Combined Statements of Earnings includes compensation expense for the share-based payment awards based on the grant date fair value estimated in accordance with the guidance on share-based compensation. Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. The Company attributes the value of share-based compensation to expense using the straight-line method. The Company considers only the direct tax impacts of share-based compensation awards when calculating the amount of tax windfalls or shortfalls.
Shipping and Handling Costs
Shipping and handling costs are included as a component of cost of revenues.
Research and Development
Research and development costs have been expensed as incurred. These costs primarily include employees’ compensation, consulting fees and material costs.

Varex Imaging Corporation
Notes to the Condensed Combined Financial Statements (continued)
(Unaudited)

Software Development Costs
Costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized. No costs associated with the development of software have been capitalized, as the Company believes its current software development process is essentially completed concurrent with the establishment of technological feasibility.
Taxes on Earnings
Taxes on earnings, as presented, are calculated on a separate return basis. Under this method, the Company computes taxes on earnings as if it were a separate taxpayer filing its own income tax returns. The Company’s operations were historically included in Varian’s U.S. federal and state income tax returns and non-U.S. jurisdiction tax returns. Varian’s global tax structure has been developed based on its entire portfolio of businesses. Accordingly, the tax results as presented are not necessarily reflective of the results that the Company would have generated on a stand-alone basis. It is possible that the Company will make different tax accounting elections and assertions, such as the amount of earnings that will be indefinitely reinvested outside the United States. Consequently, post-separation tax results may be materially different than the historical results presented.
Generally, the carrying value of net deferred tax assets assumes that the Company will generate sufficient future taxable earnings in the applicable tax jurisdictions to utilize these deferred tax assets. Valuation allowances are recognized to reduce deferred tax assets to the amount that is more likely than not to be realized. Should management conclude that the Company will be unable to recover the net deferred tax assets in each jurisdiction, an increase in the valuation allowance would be recorded in the period in which that determination is made with a corresponding increase in the provision for income taxes.
Significant judgments and estimates are required in evaluating the Company’s tax positions and provision for taxes on earnings. The Company accounts for uncertainty in income taxes following a two-step approach for recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining whether the weight of available evidence indicates that it is more likely than not that, based on the technical merits, the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Recognition and measurement are based on management’s best judgment given the facts, circumstances and information available at the end of the accounting period.
The Company is subject to taxes on earnings in both the U.S. and numerous foreign jurisdictions. Foreign earnings are generally taxed at rates lower than U.S. rates, earnings in certain foreign jurisdictions are currently subject to tax in the U.S., and the benefit of losses generated in other foreign jurisdictions is reduced due to full valuation allowance positions in those jurisdictions. Our effective tax rate is impacted by these factors as well as existing laws in both the U.S. and in the respective countries in which foreign subsidiaries do business. In addition, a change in the mix of earnings and losses among the various jurisdictions could increase or decrease our effective tax rate.
Foreign Currency Translation
The Company uses the U.S. Dollar as the functional currency of its foreign operations. Gains and losses from remeasurement of foreign currency balances into U.S. Dollars are included in the Condensed Combined Statements of Earnings. The aggregate net gains (losses) resulting from foreign currency transactions and remeasurement of foreign currency balances into U.S. Dollars were not material for any of the periods presented.
Recent Accounting Standards or Updates Not Yet Effective
In January 2017, the Financial Accounting Standards Board (the "FASB") clarified its guidance to simplify the measurement of goodwill by eliminating the Step 2 impairment test. The new guidance requires companies to perform goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The amendment will be effective for the Company beginning in its first quarter of fiscal year 2021. The amendment is required to be adopted prospectively. Early adoption is permitted. The Company is evaluating the impact of adopting this amendment to its condensed combined financial statements.
In January 2017, the FASB clarified its guidance on the definition of a business in accounting for transactions when determining whether they represent acquisitions or disposals of assets or of a business. The amendment will be effective for the

Varex Imaging Corporation
Notes to the Condensed Combined Financial Statements (continued)
(Unaudited)

Company beginning in its first quarter of fiscal year 2019. The amendment is required to be adopted prospectively. The Company is evaluating the impact of adopting this amendment to its condensed combined financial statements.
In November 2016, the FASB amended its guidance on the classification and presentation of restricted cash in the statement of cash flow. The amendment requires entities to include restricted cash and restricted cash equivalents in its cash and cash equivalents in the statement of cash flows. The amendment will be effective for the Company beginning in its first quarter of fiscal year 2019 with early adoption permitted. The amendment is required to be adopted retrospectively. The amendment is not expected to have a material impact to the Company’s condensed combined financial statements.
In October 2016, the FASB amended its guidance for tax accounting for intra-entity asset transfers. The amendment removes the prohibition against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. The amendment will be effective for the Company beginning in its first quarter of fiscal year 2019. Early adoption is permitted. The amendment is required to be adopted on a modified retrospective basis. The Company is evaluating the impact of adopting this amendment to its condensed combined financial statements.
In August 2016, the FASB issued an amendment to its accounting guidance related to the classification of certain cash receipts and cash payments. The amendment was issued to reduce the diversity in practice in how certain transactions are classified in the statement of cash flows. The amendment will be effective for the Company beginning in its first quarter of fiscal year 2019 with early adoption permitted. The amendment is required to be adopted retrospectively unless it is impracticable. The Company is evaluating the impact of adopting this amendment to its condensed combined financial statements.
In June 2016, the FASB issued an amendment to its accounting guidance related to impairment of financial instruments. The amendment adds a new impairment model that is based on expected losses rather than incurred losses. The amendment will be effective for the Company beginning in its first quarter of fiscal year 2021 with early adoption permitted beginning in the first quarter of fiscal year 2020. The Company is evaluating the impact of adopting this amendment to its condensed combined financial statements.
In March 2016, the FASB issued an amendment to its accounting guidance related to employee share-based payments. The amendment simplifies several aspects of the accounting for employee share-based payments, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The amendment will be effective for the Company beginning in its first quarter of fiscal year 2018 with early adoption permitted. The Company is evaluating the impact of adopting this amendment to its condensed combined financial statements.
In February 2016, the FASB issued a new standard on accounting for leases. The new standard is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. The new standard will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statement of earnings. The new standard is required to be adopted using a modified retrospective method to each prior reporting period presented with various optional practical expedients. The new standard will be effective for the Company beginning in its first quarter of fiscal year 2020 with early adoption permitted. The Company is evaluating the impact of adopting this new standard to its condensed combined financial statements.
In January 2016, the FASB issued an amendment to its accounting guidance related to recognition and measurement of financial assets and financial liabilities. The amendment addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The amendment will be effective for the Company beginning in its first quarter of fiscal year 2019. The Company is evaluating the impact of adopting this amendment to its condensed combined financial statements.
In July 2015, the FASB issued an amendment to its accounting guidance related to inventory measurement. The amendment requires inventory measured using first-in, first-out (FIFO) or average cost to be subsequently measured at the lower of cost and net realizable value, thereby simplifying the current guidance that requires an entity to measure inventory at the lower of cost or market. The amendment will be effective for the Company beginning in its first quarter of fiscal year 2018. The amendment is not expected to have a material impact to the Company’s condensed combined financial statements.
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this ASU are effective for reporting periods ending after

Varex Imaging Corporation
Notes to the Condensed Combined Financial Statements (continued)
(Unaudited)

December 15, 2016 and for interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact the adoption of ASU 2014-15 will have on its condensed combined financial statements.
In May 2014, the FASB issued a new revenue standard, which sets forth a single, comprehensive revenue recognition model for all contracts with customers to improve comparability. The new standard requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB amended the principal-versus-agent implementation guidance and illustrations in the new standard. In April 2016, the FASB amended the guidance on identifying performance obligations and the implementation guidance on licensing in the new standard. In May 2016, the FASB amended the guidance on collectability, noncash consideration, presentation of sales tax and transition in the new standard. The new standard will be effective for the Company beginning in its first quarter of fiscal year 2019, with early adoption permitted, but not before the first quarter of fiscal year 2018. The new standard can be applied either retrospectively to each prior reporting period presented (i.e., full retrospective adoption) or with the cumulative effect of initially applying the update recognized at the date of the initial application (i.e., modified retrospective adoption) along with additional disclosures. The Company is evaluating the timing and the impact of adopting this standard to its condensed combined financial statements.
4. BUSINESS COMBINATIONS
Acquisition of PerkinElmer’s Medical Imaging Business
On December 21, 2016, Varian and PerkinElmer, Inc. (“PerkinElmer”) entered into a Master Purchase and Sale Agreement (the “MPSA”), pursuant to which Varian agreed to purchase certain subsidiaries of PerkinElmer and to purchase certain assets and assume certain liabilities and obligations of PerkinElmer and certain of its subsidiaries, in each case to the extent primarily related to PerkinElmer’s medical imaging business, in a cash-free and debt-free transaction with a purchase price of approximately $276.0 million. The purchase price is payable at the closing of the transaction and is subject to adjustment for changes in the working capital balance of the business. In connection with the separation and distribution, Varian assigned the MPSA, along with all related agreements, to Varex, and Varex assumed all of the rights and obligations of Varian thereunder. On January 28, 2017, Varex received a commitment letter from a group of underwriting banks to obtain third-party financing to finance all or a substantial portion of the purchase price to consummate the acquisition of PerkinElmer’s medical imaging business. See Note 11, “Borrowings” for further detail on the Company’s indebtedness. The completion of the acquisition is subject to a number of conditions; however, it is not subject to a financing contingency. We expect the acquisition to be completed subsequent to our second fiscal quarter of 2017.
5. RELATED-PARTY TRANSACTIONS
Intercompany Transactions
During the three months ended December 30, 2016 and January 1, 2016, the Company recorded sales to Varian of $5.4 million and $5.4 million, respectively, and recorded purchases of products from Varian of $0.4 million and $0.1 million, respectively.
Allocated Costs
The condensed combined financial statements include allocations of corporate expenses from Varian to the Company. These allocated expenses include costs of information technology, human resources, accounting, legal, facilities, insurance, treasury and other corporate and infrastructure services. Allocated costs also include research and development expenses from Varian’s scientific research facility. These costs have been allocated to the Company on the basis of direct usage when identifiable, with the remainder allocated on a pro-rata basis of revenue, headcount or other systematic measures that reflect utilization of services provided to or benefits received by the Company. In addition, interest expense relating to Varian’s corporate borrowings and interest income have been allocated based on total assets of the Company as a percentage of total assets of Varian. The Company considers the expense allocation methodology and results to be reasonable for all periods presented.

Varex Imaging Corporation
Notes to the Condensed Combined Financial Statements (continued)
(Unaudited)

Allocated costs included in the accompanying Condensed Combined Statements of Earnings are as follows:

	Three Months Ended
(In millions)	December 30, 2016	January 1, 2016
Selling, general and administrative	$11.9	$11.2
Research and development	$—	$0.3
Interest expense, net of interest income	$0.5	$0.2
Net Parent Investment
Parent company investment in the Condensed Combined Balance Sheets represents Varian’s historical investment in the Company, the net effect of transactions with and allocations from Varian and the Company’s accumulated earnings.
Equity Method Investment
The Company has a 40% ownership interest in dpiX Holding LLC ("dPix Holding"), a four-member consortium that has a 100% ownership interest in dpiX LLC (“dpiX”), a supplier of amorphous silicon based thin film transistor arrays for digital flat panel image detectors. In accordance with the dpiX Holding Agreement, net profits or losses are allocated to the members, in accordance with their ownership interests.
The equity investment in dpiX Holding is accounted for under the equity method of accounting. When the Company recognizes its share of net profits or losses of dpiX Holding, profits or losses in inventory purchased from dpiX are eliminated until realized by the Company. The Company recorded income and (loss) on the equity investment in dpiX Holding of $0.3 million and $(0.7) million during the three months ended December 30, 2016 and January 1, 2016, respectively. Income and loss on the equity investment in dpiX Holding is included in other income (expense), net in the Condensed Combined Statements of Earnings. The carrying value of the equity investment in dpiX Holding, which was included in investments in privately-held companies on the Condensed Combined Balance Sheets, was $47.6 million and $47.2 million at December 30, 2016 and September 30, 2016, respectively.
During the three months ended December 30, 2016 and January 1, 2016, the Company purchased glass transistor arrays from dpiX totaling $8.4 million and $5.0 million, respectively. These purchases of glass transistor arrays are included as a component of inventories on the Condensed Combined Balance Sheets or cost of revenues—product in the Condensed Combined Statements of Earnings for these fiscal years.
As of December 30, 2016 and September 30, 2016, the Company had accounts payable to dpiX totaling $2.8 million and $4.2 million, respectively.
In October 2013, the Company entered into an amended agreement with dpiX and other parties that, among other things, provides the Company with the right to 50% of dpiX’s total manufacturing capacity produced after January 1, 2014. The amended agreement requires the Company to pay for 50% of the fixed costs (as defined in the amended agreement), as determined at the beginning of each calendar year. As of December 30, 2016, the Company estimated it has fixed cost commitments of $12.2 million related to this amended agreement through December 30, 2017. The fixed cost commitment for future periods will be determined and approved by the dpiX board of directors at the beginning of each calendar year. The amended agreement will continue unless the ownership structure of dpiX changes (as defined in the amended agreement).

The Company has determined that dpiX is a variable interest entity because at-risk equity holders, as a group, lack the characteristics of a controlling financial interest. Majority votes are required to direct the manufacturing activities, legal operations and other activities that most significantly affect dpiX’s economic performance. The Company does not have majority voting rights and no power to direct the activities of dpiX and therefore is not the primary beneficiary of dpiX. The Company’s exposure to loss as a result of its involvement with dpiX is limited to the carrying value of the Company’s investment and fixed cost commitments.

Varex Imaging Corporation
Notes to the Condensed Combined Financial Statements (continued)
(Unaudited)

Summarized financial information for dpiX is as follows:

(In millions)	December 30, 2016	September 30, 2016
Current assets	$40.4	$40.1
Noncurrent assets	102.4	102.1
Current liabilities	$16.2	$17.1

	Three Months Ended
(In millions)	December 30, 2016	January 1, 2016
Revenues	$14.8	$11.5
Gross profit	2.6	2.4
Income from operations	1.5	0.5
Net income	$1.5	$0.4
6. CONCENTRATION OF CREDIT RISK

Credit is extended to customers based on an evaluation of the customer’s financial condition, and collateral is not required. During the three months ended December 30, 2016 and January 1, 2016, one customer, Toshiba Medical Systems, accounted for a significant portion of sales for the periods presented, which are as follows:

	Three Months Ended
	December 30, 2016	January 1, 2016
Sales to Toshiba Medical Systems	24.1%	23.4%

Toshiba Medical Systems accounted for 13.9% and 13.0% of the Company’s accounts receivable as of December 30, 2016 and September 30, 2016, respectively.
7. FAIR VALUE
Assets/Liabilities Measured at Fair Value on a Recurring Basis
In the tables below, the Company has segregated all assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

(In millions)	Fair Value Measurements at December 30, 2016
Type of Instruments	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents - Money market funds	$0.3	$—	$—	$0.3
Total assets measured at fair value	$0.3	$—	$—	$0.3
At September 30, 2016, the Company did not have any assets or liabilities measured at fair value on a recurring basis.
The fair values of certain of the Company’s financial instruments, including bank deposits included in cash and cash equivalents, accounts receivable and accounts payable approximate their carrying amounts due to their short maturities.

Varex Imaging Corporation
Notes to the Condensed Combined Financial Statements (continued)
(Unaudited)

    There were no financial assets or liabilities measured on a recurring basis using significant unobservable inputs (Level 3) and there were no transfers in or out of Level 1, 2 or 3 during the three months ended December 30, 2016.
8. INVENTORY, NET
The following table summarizes the Company’s inventories:

(In millions)	December 30, 2016	September 30, 2016
Raw materials and parts	$161.6	$150.0
Work-in-process	6.5	7.2
Finished goods	35.9	40.2
Total inventories	$204.0	$197.4
9. GOODWILL AND INTANGIBLE ASSETS
The following table reflects goodwill by reportable operating segment:

(In millions)	Medical	Industrial	Total
Balance at December 30, 2016	$55.7	$19.0	$74.7
In the fourth quarter of fiscal year 2016, the Company realigned its segments and goodwill was re-allocated to the Medical and Industrial reporting units based on their relative fair values. There were no impairment charges recognized as a result of the change in reporting units and no additional activity in the goodwill balance between September 30, 2016 and December 30, 2016.

Varex Imaging Corporation
Notes to the Condensed Combined Financial Statements (continued)
(Unaudited)

The following table reflects the gross carrying amount and accumulated amortization of the Company’s finite-lived intangible assets included in other assets in the Condensed Combined Balance Sheets:

(In millions)	December 30, 2016	September 30, 2016
Acquired existing technology	$19.5	$19.5
Patents, licenses and other	9.8	9.8
Customer contracts and supplier relationship	9.4	9.4
Accumulated amortization	(19.3)	(18.0)
Net carrying amount	$19.4	$20.7
Amortization expense for intangible assets was $1.3 million and $1.5 million for the three months ended December 30, 2016 and January 1, 2016.
10. COMMITMENTS AND CONTINGENCIES
Product Warranty
The following table reflects the changes in the Company’s accrued product warranty:

(In millions)	Warranty Allowance
Accrued product warranty, September 30, 2016	$6.9
Charged to cost of revenues	2.7
Actual product warranty expenditures	(2.7)
Accrued product warranty, December 30, 2016	$6.9
Other Commitments
See Note 5, “Related Party Transactions” for additional information about the Company’s commitments to dpiX.
See Note 12, “Noncontrolling Interests” for additional information about the Company’s commitment to the noncontrolling shareholders of MeVis.
 Contingencies
From time to time, the Company is a party to or otherwise involved in legal proceedings, claims and government inspections or investigations and other legal matters, both inside and outside the United States, arising in the ordinary course of its business or otherwise. The Company accrues amounts, to the extent they can be reasonably estimated, that it believes are adequate to address any liabilities related to legal proceedings and other loss contingencies that the Company believes will result in a probable loss (including, among other things, probable settlement value). A loss or a range of loss is disclosed when it is reasonably possible that a material loss will be incurred and can be estimated or when it is reasonably possible that the amount of a loss, when material, will exceed the recorded provision. The Company did not have any contingent liabilities as of December 30, 2016 and September 30, 2016. Legal expenses relating to legal matters are expensed as incurred.
11. BORROWINGS

On December 30, 2016, the Company did not have any debt.
Credit Facility
On January 25, 2017, the Company entered into a secured revolving credit facility in an aggregate principal amount of up to $100 million (the “Revolving Credit Facility”), which matures in five years, and a secured term loan credit facility in an aggregate

Varex Imaging Corporation
Notes to the Condensed Combined Financial Statements (continued)
(Unaudited)

principal amount of $200 million (the “Term Facility”), which is to be repaid over five years, with 7.5% payable in quarterly installments during the first two years, 10% payable in quarterly installments during the third and fourth years and 15% payable in quarterly installments in the fifth year. The credit agreement relating to the Revolving Credit Facility and the Term Facility (collectively the “Credit Agreement”) contains various customary restrictive covenants that will limit, among other things, the incurrence of indebtedness by Varex and its subsidiaries, the grant or incurrence of liens by Varex and its subsidiaries, the entry into sale and leaseback transactions by Varex and its subsidiaries, and the entry into certain fundamental change transactions by Varex and its subsidiaries. It also contains customary events of default and certain financial covenants, including the requirement to maintain certain financial ratios. The Credit Agreement is secured by the stock and assets of certain Varex subsidiaries. The Credit Agreement has several borrowing and interest rate options including the following indices: (i) the LIBOR rate, or (ii) the base rate (equal to the greater of the prime rate, the federal funds rate plus 0.50% or the LIBOR rate for a one-month period plus 1.00%). Loans under the Credit Agreement bear interest at a rate per annum using the applicable indices plus a varying interest rate margin of between 1.125% and 2.125%. The Credit Agreement also provides for fees applicable to amounts available to be drawn under outstanding letters of credit of 0.125% and a fee on unused commitments which ranges from 0.20% to 0.40%.
On January 25, 2017, Varex borrowed $203 million under its credit facility and transferred $200.0 million to Varian.
The Company intends to amend and increase its Credit Agreement to $600 million subsequent to the first fiscal quarter of 2017 in conjunction with the acquisition of PerkinElmer’s medical imaging business. On January 28, 2017, the Company entered into a commitment letter for the amended Credit Agreement.
12. REDEEMABLE NONCONTROLLING INTERESTS
In April 2015, the Company completed the acquisition of 73.5% of the then outstanding shares of MeVis, a public company based in Bremen, Germany that provides image processing software and services for cancer screening. See Note 4, “Business Combinations” for additional information.

In August 2015, the Company, through one of its German subsidiaries, entered into a Domination and Profit and Loss Transfer Agreement (the “DPLTA”) with MeVis. In October 2015, the DPLTA became effective upon its registration at the local court of Bremen, Germany. Under the DPLTA, MeVis subordinates its management to the Company and undertakes to transfer all of its annual profits and losses to the Company. In return, the DPLTA grants the noncontrolling shareholders of MeVis: (1) an annual recurring net compensation of €0.95 per MeVis share starting from January 1, 2015; and, (2) a put right for their MeVis shares at €19.77 per MeVis share. Upon effectiveness of the DPLTA, the noncontrolling interests in MeVis became redeemable as a result of the put right and were reclassified to temporary equity.

Changes in redeemable noncontrolling interests relating to MeVis were as follows:

Three Months Ended
(In millions)	December 30, 2016
Balance at beginning of period	$10.3
Net earnings attributable to noncontrolling interests	0.1
Other	(0.1)
Balance at end of period	$10.3
During the three months ended December 30, 2016, the Company purchased an immaterial number of MeVis’ shares under the put right. At December 30, 2016, noncontrolling shareholders together held approximately 0.5 million shares of MeVis, representing 26.3% of the outstanding shares.
13. EMPLOYEE STOCK PLANS
Employee Stock Plans
Prior to the separation and distribution, the Company’s employees participated in Varian's stock-based compensation plans, which provided for the grants of stock options, restricted stock units and performance shares among other types of awards. All current grants of stock options, restricted stock units and performance units are made under Varian’s Third Amended and Restated 2005 Omnibus 2005 Stock Plan (the “Third Amended 2005 Plan”). The Third Amended 2005 Plan provides for the grant of equity incentive

Varex Imaging Corporation
Notes to the Condensed Combined Financial Statements (continued)
(Unaudited)

awards, including stock options, restricted stock, performance units, restricted stock units and performance shares to key employees. The expense associated with the Company’s employees who participate in the Plans is included in the accompanying Condensed Combined Statements of Earnings.
Employee Stock Valuation Assumptions
There were no stock options granted in the three months ended December 30, 2016.
The fair value of the option component of the shares purchased under Varian’s Employee Stock Purchase Plan (which is described further below) was estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

Employee Stock Purchase Plan
Three Months Ended December 30, 2016
Expected term (in years)	0.50
Risk-free interest rate	0.5%
Expected volatility	22.3%
Expected dividend	—%
Weighted average fair value at grant date	$19.37

Share-Based Compensation Expense
As share-based compensation expense recognized in the Condensed Combined Statements of Earnings is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures based on historical experience. Forfeitures are estimated at the time of grant and revised, in subsequent periods, if actual forfeitures differ from those estimates.
Share-based compensation expense includes expenses related to the Company’s direct employees. Varian also charges the Company for the allocated share-based compensation costs of certain employees of Varian who provide selling, general and administrative services on the Company’s behalf. Information included in this note is strictly limited to employees wholly dedicated to Varex, unless otherwise noted. See Note 5, "Related-Party Transactions” for more information.
The table below summarizes the effect of recording share-based compensation expense:

	Three Months Ended
(In millions)	December 30, 2016	January 1, 2016
Cost of revenues	$0.2	$0.2
Research and development	0.4	0.3
Selling, general and administrative (1)	1.7	1.6
Total share-based compensation expense	$2.3	$2.1

(1) Includes allocated share-based compensation of $0.8 million and $0.8 million for the three months ended December 30, 2016 and January 1, 2016, respectively, charged by Varian to the Company for certain Varian employees who provide general and administrative services on the Company’s behalf.

Varex Imaging Corporation
Notes to the Condensed Combined Financial Statements (continued)
(Unaudited)

Stock Option Activity
The following table summarizes the activity for stock options under Varian’s employee incentive plans for the Company’s employees:

	Options Outstanding
(In millions, except per share amounts and the remaining term)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (1)
Balance at September 30, 2016	0.3	$78.69
Granted	—	—
Canceled, expired or forfeited	—	—
Exercised	—	—
Balance at December 30, 2016	0.3	$78.83	4.5	$3.3

Exercisable at December 30, 2016	0.2	$78.26	3.6	$2.1
(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and the closing price of Varian common stock of $89.78 as of December 30, 2016, the last trading date of the Company's first quarter, and which represents the amount that would have been received by the option holders had all option holders exercised their options and sold the shares received upon exercise as of that date.
During the three months ended December 30, 2016, an immaterial amount of stock options were exercised. As of December 30, 2016, the total unrecognized share-based compensation expense related to stock options granted was $1.0 million. This unrecognized share-based compensation expense is expected to be recognized over a weighted average period of 1.7 years.
Restricted Stock Units and Performance Stock Units Activity
The following table summarizes the activity for restricted stock units and performance units under Varian’s employee incentive plans for the Company’s employees:

(In millions, except per share amounts)	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at September 30, 2016	0.1	$83.51
Granted	—	—
Vested	—	—
Canceled or expired	—	—
Balance at December 30, 2016	0.1	$83.57
During the three months ended December 30, 2016, an immaterial amount of restricted stock units vested and forfeited. As of December 30, 2016, the total unrecognized share-based compensation expense related to restricted stock units and performance units was $4.3 million. This unrecognized share-based compensation expense is expected to be recognized over a weighted average period of 1.7 years.
14. TAXES ON EARNINGS
The Company recognized income tax expense of $7.1 million and $7.0 million for the three months ended December 30, 2016 and January 1, 2016, respectively, for effective rates of 38.8% and 33.0%, respectively, based on an estimated annual effective rate method. The December 30, 2016 and January 1, 2016 effective rates differ from the statutory rate of 35% primarily as a result of U.S. state income taxes and losses in foreign jurisdictions for which no benefit is recorded due to valuation allowance positions partially offset by earnings in other foreign jurisdictions taxed at lower rates and U.S. domestic production activities deduction and research and development credits.

Varex Imaging Corporation
Notes to the Condensed Combined Financial Statements (continued)
(Unaudited)

15. SEGMENT INFORMATION
As Varex is transitioning to a stand-alone company, the Company’s Chief Executive Officer, who is also its Chief Operating Decision maker (“CODM”), re-evaluated the product groupings and how he views and measures the business performance, and, therefore, subsequent to the filing of the preliminary registration statement on Form 10 on August 11, 2016, the Company reorganized its two reportable operating segments into Medical and Industrial. The realigned segments better align the Company’s products and service offerings with customer use in medical and industrial markets and are consistent with how the CODM evaluates the business for the allocation of resources. The CODM allocates resources to and evaluates the financial performance of each operating segment primarily based on revenues and gross margin. The new operating and reportable segment structure will provide better visibility and clarity into the financial performance of the Company’s products, as well as an alignment between business strategies and operating results.

Description of Segments
The Medical segment designs, manufactures, sells and services X-ray imaging components for use in a range of applications, including radiographic or fluoroscopic imaging, mammography, special procedures, computed tomography, radiation therapy and computer-aided detection. The Company provides a broad range of X-ray imaging components for Medical customers including X-ray tubes, flat panel digital image detectors, high voltage connectors, image-processing software and workstations, computer-aided diagnostic software, collimators, automatic exposure control devices, generators, ionization chambers and buckys. The Company’s X-ray imaging components are primarily sold to imaging system OEM customers that incorporate them into their medical diagnostic, radiation therapy, dental, veterinary and industrial imaging systems. The Company also sells its X-ray imaging components to independent service companies, distributors and directly to end-users for replacement purposes.
The Industrial segment designs, manufactures, sells and services security and inspection products, which include Linatron X-ray accelerators, X-ray tubes, flat panel digital image detectors, high voltage connectors, image processing software and image detection products for security and inspection purposes, such as cargo screening at ports and borders and nondestructive examination in a variety of applications. The Company generally sells its Industrial products to OEM customers that incorporate its products into their inspection systems.
Accordingly, the following information is provided for purposes of achieving an understanding of operations, but it may not be indicative of the financial results of the reported segments were they independent organizations. In addition, comparisons of the Company’s operations to similar operations of other companies may not be meaningful.
Information related to the Company’s segments is as follows:

	Three Months Ended
(In millions)	December 30, 2016	January 1, 2016
Revenues
Medical	$131.7	$122.6
Industrial	25.7	24.2
Total revenues	$157.4	$146.8
Gross margin
Medical	$47.1	$46.1
Industrial	11.7	11.0
Total gross margin	$58.8	$57.1

Varex Imaging Corporation
Notes to the Condensed Combined Financial Statements (continued)
(Unaudited)

Geographic Revenues

	Three Months Ended
(In millions)	December 30, 2016	January 1, 2016
Americas	$46.8	$58.7
EMEA	49.2	42.0
APAC	61.4	46.1
Total revenues	$157.4	$146.8
The Company operates various manufacturing and marketing operations outside the United States. Allocation between domestic and foreign revenues is based on known final destination of products sold.
The following table summarizes the Company’s total assets by its reportable segments:

(In millions)	December 30, 2016	September 30, 2016
Identifiable assets
Medical	$508.0	$481.4
Industrial	135.4	134.7
Total reportable segments	$643.4	$616.1
Unallocated corporate assets	1.7	6.3
Total combined assets	$645.1	$622.4

Varex Imaging Corporation
Notes to the Condensed Combined Financial Statements (continued)
(Unaudited)

16. SUBSEQUENT EVENTS
On January 9, 2017, the Board of Directors of Varian approved the separation of Varex through the distribution of 100% of the outstanding common stock, par value $0.01 per share, of Varex, a wholly-owned subsidiary of Varian, to Varian's stockholders. To consummate the distribution, the Varian Board declared a pro rata dividend of Varex common stock to Varian's stockholders of record as of the close of business on the Record Date. Each Varian stockholder received 0.4 of a share of Varex common stock for every one share of Varian common stock held at the close of business on the Record Date (the "Distribution"). The Distribution occurred on January 28, 2017 (the "Distribution Date"). Immediately following the Distribution, Varex became an independent publicly-traded company and is listed on The NASDAQ Global Select Market under the ticker “VREX.”
In connection with the Distribution, Varian and Varex have entered into a Separation and Distribution Agreement, as well as various other agreements that will govern the relationships between the parties going forward, including a Transition Services Agreement, a Tax Matters Agreement, an Employee Matters Agreement, an Intellectual Property Matters Agreement, a Trademark License Agreement and one or more Supply/Distribution Agreements. The Separation and Distribution Agreement and other agreements related to the separation were entered into on January 27, 2017.
In conjunction with the separation and Distribution, Varex paid Varian approximately $200 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results should be read together with the Form 10 filed with the Securities and Exchange Commission on January 12, 2017, for the fiscal years ended 2016, 2015 and 2014.
Forward-Looking Statements
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by, and information currently available to the management of Varex Imaging Corporation (“we,” “our,” “us,” the “Company,” “Varex,” or “Varex Imaging”). The outcome of the events described in these forward-looking statements is subject to risks and uncertainties. Actual results and the outcome or timing of certain events may differ significantly from those projected in these forward-looking statements or management’s current expectations due to the factors cited in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), the Risk Factors listed under Part II, Item 1A of this Quarterly Report and other factors described from time to time in our other filings with the U.S. Securities and Exchange Commission (the “SEC”), or other reasons. For this purpose, statements concerning: industry or market segment outlook; market acceptance of or transition to new products or technology such as advanced X-ray tube and flat panel products; growth drivers; future orders, revenues, backlog, earnings or other financial results; and any statements using the terms “believe,” “expect,” “anticipate,” “can,” “should,” “would,” “could,” “estimate,” “may,” “intended,” “potential,” and “possible” or similar statements are forward-looking statements that involve risks and uncertainties that could cause our actual results and the outcome and timing of certain events to differ materially from those projected or management’s current expectations. By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.
Separation and Distribution
On May 23, 2016, Varian Medical Systems, Inc. (“Varian”) announced its intent to separate its Imaging Components business from the remainder of its businesses through a pro rata distribution of the common stock of a new entity, named Varex Imaging Corporation. Varex was incorporated in Delaware on July 18, 2016 for the purpose of holding the assets and liabilities associated with the Imaging Components business. On January 28, 2017, Varian completed its separation and distribution of Varex. Immediately following the distribution, Varex became an independent publicly-traded company and is listed on The NASDAQ Global Select Market under the ticker “VREX.”
A summary of certain material features of the agreements can be found in the section entitled "Relationships with Varian Following Separation and Distribution" in Varex's Information Statement dated January 20, 2017 (the “Information Statement”), which was included as Exhibit 99.1 to Varex’s Current Report on 8-K filed with the Securities and Exchange Commission on January 20, 2017.
Overview
Varex Imaging Corporation is a leading innovator, designer and manufacturer of X-ray imaging components, which include tubes, digital flat panel detectors and other image processing solutions, which are key components of X-ray imaging systems.  Varex’s components are used in medical imaging as well as in industrial and security imaging applications. With a 65+ year history of successful innovation, global OEM manufacturers of X-ray imaging system use the company’s X-ray sources, digital detectors, connecting devices and imaging software as components in their systems to detect, diagnose and protect. Varex employs approximately 1,400 people located at manufacturing and service center sites in North America, Europe, and Asia. For more information about Varex, visit www.vareximaging.com.
Our products are sold in three geographic regions: The Americas; EMEA; and APAC. The Americas includes North America (primarily United States and Canada) and Latin America. EMEA includes Europe, Russia, the Middle East and Africa. APAC includes Asia and Australia. Revenues by region are based on the known final destination of products sold.
Our success depends upon our ability to anticipate changes in our markets, the direction of technological innovation and the demands of our customers. A significant portion of our customers are outside of the United States and products in this business are generally priced in U.S. Dollars. Demand for our products can be negatively impacted by the strengthening of the U.S. Dollar, and can cause our products to be priced higher compared to products sold in non-U.S. Dollar currencies. We are continuing to see some customers ask for additional discounts, delay purchasing decisions, or move to in-sourcing supply of such components or migrate to lower cost alternatives. The market for border protection systems has stabilized; however, end customers, particularly in oil-based economies and war zones in which we have a significant customer base, continue to delay tenders, resulting in reduced demand for security and inspection products.
Our Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”), evaluates the product groupings and measures the business performance in two reportable operating segments: Medical and Industrial. The segments align our products and service offerings with customer use in medical and industrial markets and are consistent with how the CODM evaluates the business for the allocation of resources. The CODM allocates resources to and evaluates the financial performance of each operating segment primarily based on revenues and gross margin.
Medical
Our Medical business segment designs, manufactures, sells and services X-ray imaging components for use in a range of applications, including radiographic or fluoroscopic imaging, mammography, special procedures, computed tomography, radiation therapy and computer-aided detection. We provide a broad range of X-ray imaging components for Medical customers, including X-ray tubes, flat panel digital image detectors, high voltage connectors, image-processing software and workstations, computer-aided diagnostic software, collimators, automatic exposure control devices, generators, ionization chambers and buckys.
A significant portion of our revenues come from the sales of high-end X-ray tubes used in CT imaging and high-end dynamic flat panel detectors used fluoroscopic and dental applications. These upper tier imaging components are characterized by increased levels of technological complexity, engineering and intellectual property that typically allow these products to have a higher sales price and gross margin.
As the flat panel detector market continues to mature from initial product introductions approximately 10 years ago, for the past few years we have experienced price erosion for these products, predominantly in the highly-competitive lower tier of the flat panel detector market for radiographic detectors. We anticipate this trend will continue in the foreseeable future.
Our X-ray imaging components are primarily sold to imaging system original equipment manufacturer (“OEM”) customers that incorporate them into their medical diagnostic, radiation therapy, dental and veterinary imaging systems. To a lesser extent, we also sell our X-ray imaging components to independent service companies, distributors and directly to end-users for replacement purposes.
Industrial
The Industrial business segment designs, manufactures, sells and services products for use in security and industrial inspection applications, such as cargo screening at ports and borders and nondestructive examination in a variety of applications. The products include Linatron X-ray accelerators, X-ray tubes, flat panel digital image detectors, high voltage connectors, image-processing software and image detection products that we generally sell to OEM customers that incorporate these products into their inspection systems.
Basis of Presentation
Our historical condensed combined financial statements have been prepared on a stand-alone basis and are derived from Varian’s consolidated financial statements and records as we operated as part of Varian prior to the distribution. The condensed combined financial statements reflect our financial position, results of operations, comprehensive earnings and cash flows in conformity with U.S. generally accepted accounting principles (“GAAP”).
The condensed combined financial statements include an allocation of certain Varian corporate expenses, which include costs of accounting, legal, human resources, information technology, treasury, tax, facilities, insurance, and other corporate and infrastructure services. In addition, allocated costs include research and development expenses from Varian’s scientific research facility. These costs have been allocated to us on the basis of direct usage when identifiable, with the remainder allocated on a pro-rata basis of revenue, headcount or other systematic measures that reflect utilization of services provided to or benefits received by us. We consider the expense allocation methodology and results to be reasonable for all periods presented. The condensed combined financial statements also include certain assets and liabilities that have historically been held at the Varian corporate level, but which are specifically identifiable and attributable to us. Our condensed combined financial position, results of operations, comprehensive earnings and cash flows may not be indicative of our results had we been a separate stand-alone entity during the periods presented,

Varex Imaging Corporation
Notes to the Condensed Combined Financial Statements (continued)
(Unaudited)

nor are the results stated herein indicative of what our financial position, results of operations, comprehensive earnings, and cash flows may be in the future.
Cash and cash equivalents held by Varian were not allocated to us. Cash and cash equivalents included in the Condensed Combined Balance Sheets primarily reflects cash and cash equivalents from acquired entities that are specifically attributable to us. Varian’s debt has not been allocated to us for any of the periods presented since we are not the legal obligor of the debt. Varian’s debt was utilized for corporate activities that benefited all businesses and therefore interest expense relating to Varian’s corporate borrowings has been allocated to us. Interest expense and interest income has been allocated based on our total assets as a percentage of total assets of Varian.
Critical Accounting Policies and Estimates
The preparation of our condensed combined financial statements and related disclosures in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience and on various other factors that we believe are reasonable under the circumstances. Our critical accounting policies that are affected by accounting estimates require us to use judgments, often as a result of the need to make estimates and assumptions regarding matters that are inherently uncertain, and actual results could differ materially from these estimates. For a discussion of how these estimates and other factors may affect our business, see “Risk Factors.”
We periodically review our accounting policies, estimates and assumptions and make adjustments when facts and circumstances dictate. Refer to our Registration Statement on Form 10, which was filed with the Securities and Exchange Commission on January 12, 2017 for our critical accounting policies and Note 3, "Summary of Significant Accounting Policies" for further details.
Fiscal Year
Our fiscal year is a 52 or 53-week period ending on the Friday nearest September 30. Fiscal year 2016 was a 52-week period that ended on September 30, 2016. Fiscal year 2015 was a 53-week period that ended on October 2, 2015 and fiscal year 2014 was a 52-week period that ended on September 26, 2014.
Discussion of Results of Operations for the Three Months Ended December 30, 2016 Compared to the Three Months Ended January 1, 2016

Revenues

	Three Months Ended
(In millions)	December 30, 2016	January 1, 2016	$ Change	% Change
Medical	$131.7	$122.6	$9.1	7.4%
Industrial	25.7	24.2	1.5	6.2%
Total revenues	$157.4	$146.8	$10.6	7.2%
Medical as a percentage of total revenues	84%	84%
Industrial as a percentage of total revenues	16%	16%
Medical revenues increased primarily due to higher sales of both X-ray tubes and flat panel detectors. There was a greater mix of revenues from high-end X-ray tubes and high-end flat panel detectors than in the comparable quarter a year ago. This increase was partially offset by declines in flat panel detector revenues due to price erosion and the continued impact from a customer in-sourcing the lone flat panel detector for which Varex was a contract manufacturer. The in-sourcing decision was announced in the second half of 2015, was implemented during fiscal year 2016 and the first quarter of fiscal year 2017 and did not materially affect the customer’s ongoing purchases of other Varex-designed components. Industrial revenues increased due to higher service revenue on our security products.

Revenues by Region

	Three Months Ended
(In millions)	December 30, 2016	January 1, 2016	$ Change	% Change
Americas	$46.8	$58.7	$(11.9)	(20.3)%
EMEA	49.2	42.0	7.2	17.1%
APAC	61.4	46.1	15.3	33.2%
Total revenues	$157.4	$146.8	$10.6	7.2%
Americas as a percentage of total revenues	30%	40%
EMEA as a percentage of total revenues	31%	29%
APAC as a percentage of total revenues	39%	31%
The Americas revenues decreased due to lower sales of flat panel detectors, and to a lesser extent lower sales of X-ray tubes and security products. The lower flat panel detector revenues in the Americas region was primarily due to the continued impact of the decision by a customer to in-source one of our flat panel detectors. EMEA revenues increased primarily due to higher flat panel detector sales, and to a lesser extent higher sales of security products and X-ray tubes. APAC revenues increased primarily due to higher sales of both our X-ray tube and flat panel detectors. The increased X-ray tube sales in the APAC region were due to higher volumes of CT tubes while the increased flat panel detector sales were due to higher shipments of radiographic detectors to China. Foreign currency changes did not significantly impact revenues as the majority of our sales are in US Dollars.
Gross Margin

	Three Months Ended
(In millions)	December 30, 2016	January 1, 2016	$ Change	% Change
Medical	$47.1	$46.1	$1.0	2.2%
Industrial	11.7	11.0	0.7	6.4%
Total gross margin	$58.8	$57.1	$1.7	3.0%
Medical gross margin %	35.8%	37.6%
Industrial gross margin %	45.5%	45.5%
Total gross margin %	37.4%	38.9%
Medical gross margin percentage decreased from the prior year primarily due to changes in product mix related to higher sales of lower-margin products, price erosion in lower tier radiographic flat panel detectors, increased investments in manufacturing capacity and higher quality costs. Industrial gross margin remained consistent between periods. Gross margin percentages will vary from period to period due to changes in product mix, quality costs and productivity, but we believe that gross margins will be in the range of 38% to 40% over the long-term.

Operating Expenses

	Three Months Ended
(In millions)	December 30, 2016	January 1, 2016	$ Change	% Change
Research and development (1)	$13.3	$12.5	$0.8	6.4%
As a percentage of total revenues	8.4%	8.5%
Selling, general and administrative (2)	$26.9	$22.0	$4.9	22.3%
As a percentage of total revenues	17.1%	15.0%
Operating expenses	$40.2	$34.5	$5.7	16.5%
As a percentage of total revenues	25.5%	23.5%
(1) Research and development expenses included $0.0 million and $0.3 million allocated to us by Varian in the three months ended December 30, 2016 and three months ended January 1, 2016, respectively.

(2) Selling, general and administrative expenses include $11.9 million and $11.2 million of corporate costs allocated to us by Varian in the three months ended December 30, 2016 and the three months ended January 1, 2016, respectively.

 Research and Development
Research and development expenses increased due to an acceleration of product development in the first quarter of 2017 as compared to the same quarter a year ago. As a percentage of revenues, research and development expenses declined slightly. We believe research and development expenses of approximately 8 percent to 9 percent of revenues is the appropriate range that will allow us to continue to innovate and bring new products to market for our global OEM customers.
Selling, General and Administrative
Selling, general and administrative expenses increased due to higher personnel-related costs, increased expense allocations and third-party expenses, primarily due to separation activities, which were partially offset by lower restructuring costs. During the quarter, we received an allocation from Varian of $11.9 million for corporate activities, which included $3.3 million of direct separation costs. Varex also incurred additional personnel and consulting costs in conjunction with the separation during the quarter.
Interest and Other Income (Expense), Net
The following table summarizes the Company’s interest and other income (expense), net:

	Three Months Ended
(In millions)	December 30, 2016	January 1, 2016	$ Change	% Change
Interest income	$0.1	$0.1	$—	—%
Interest expense	(0.6)	(0.3)	(0.3)	100.0%
Other	(0.8)	(1.2)	0.4	(33.3)%
Interest and other income (expense), net	$(1.3)	$(1.4)	$0.1	(7.1)%
The change in interest and other income (expense), net was primarily due to higher interest expense allocated to us as a result of Varian’s increased borrowings, partially offset by lower loss from our equity method investments.
Taxes on Earnings

	Three Months Ended
	December 30, 2016	January 1, 2016
Effective tax rate	38.8%	33.0%

Our effective tax rate increased primarily due to greater losses in certain foreign jurisdictions for which no benefit is recorded due to full valuation allowance positions. The effective tax rate for the three months ended January 1, 2016 also included an adjustment for the retroactive reinstatement by Congress of the U.S. Federal research and development credit allowing the benefit for the prior fiscal year to be recorded in that quarter.
In general, our effective income tax rate differs from the U.S. Federal statutory rate due to increases resulting from U.S. state income tax expense and losses in foreign jurisdictions for which no benefit is recorded due to valuation allowance positions partially offset by decreases due to earnings in other foreign jurisdictions taxed at lower rates and U.S. domestic production activities deduction and research and development credits.
Backlog
Backlog is the accumulation of all orders for which revenues have not been recognized and are still considered valid. Backlog also includes a small portion of billed service contracts that are included in deferred revenue. Our total backlog at December 30, 2016 was $223.8 million, a decrease of 9.9% from the backlog of $248.4 million at September 30, 2016, which was primarily due to the timing of annual orders from customers.
Orders may be revised or canceled, either according to their terms or as customers’ needs change. Consequently, it is difficult to predict with certainty the amount of backlog that will result in revenues. We perform a quarterly review to verify that outstanding orders in the backlog remain valid. Aged orders that are not expected to be converted to revenues are deemed dormant and are reflected as a reduction in the backlog amounts in the period identified.
Liquidity and Capital Resources
Historically, Varian provided financing, cash management and other treasury services to us. As part of Varian, we were dependent upon Varian for all of its working capital and financing requirements, as Varian uses a centralized approach to cash management and financing of its operations. Cash transferred to and from Varian is reflected in net parent investment in the accompanying historical condensed combined financial statements. Accordingly, none of Varian’s cash, cash equivalents or debt at the corporate level has been assigned to us in the condensed combined financial statements. Cash and cash equivalents included in the condensed combined balance sheets primarily reflects cash and cash equivalents from acquired entities that are specifically attributable to us.
We assess our liquidity in terms of our ability to generate cash to fund our operating and investing activities. We continue to generate substantial cash from operating activities and believe that our operating cash flow, credit facility, and other sources of liquidity will be sufficient to allow us to continue investing in our existing businesses, consummating strategic acquisitions and managing our capital structure on a short and long-term basis. Although we believe that our future cash from operations, together with our access to banking and capital markets, will provide adequate resources to fund our operating and financing needs, our access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including: (i) the liquidity of the overall capital markets and (ii) the current state of the economy. There can be no assurances that we will continue to have access to these markets on terms acceptable to us. See “Risk Factors” for a further discussion.
Cash and Cash Equivalents
The following table summarizes our cash and cash equivalents:

(In millions)	December 30, 2016	September 30, 2016
Cash and cash equivalents	$53.9	$36.5
Subsequent to period end, and as of the effective time of the distribution, we transferred all cash and cash equivalents in excess of $5 million to Varian, other than any cash and cash equivalents held by MeVis and any Varex entities in order to complete the transfer of certain assets and subsidiaries from Varian subsequent to the separation. On January 25, 2017, we entered into a secured revolving credit facility in an aggregate principal amount of up to $100 million, and a secured term loan credit facility in an aggregate principal amount of $200 million, both of which mature in five years. On January 25, 2017, Varex borrowed $203 million under its credit facility and transferred $200 million to Varian. Refer to Note 11 "Borrowings" for more information.

Cash Flows

	Three Months Ended
(In millions)	December 30, 2016	January 1, 2016
Net cash flow provided by (used in):
Operating activities	$19.2	$6.1
Investing activities	(4.3)	(1.9)
Financing activities	1.8	9.5
Effects of exchange rate changes on cash and cash equivalents	0.7	0.4
Net increase in cash and cash equivalents	$17.4	$14.1

Net Cash Provided by Operating Activities. Cash from operating activities consists primarily of net earnings adjusted for certain non-cash items, including share-based compensation, depreciation, amortization of intangible assets, deferred income taxes, income and loss from equity investments and the effect of changes in operating assets and liabilities.

For the three months ended December 30, 2016, net cash provided by operating activities was $19.2 million and consisted of net earnings of $11.2 million, increases from non-cash items of $12.0 million and decreases from operating assets and liabilities activities of $4.0 million. Operating assets and liabilities activity primarily consisted of decreases of accounts receivable of $9.9 million, increases in inventories of $6.7 million, prepaid expenses and other assets of $2.4 million, accounts payable of $1.9 million and changes in accrued liabilities and other long-term liabilities of $2.4 million.
For the three months ended January 1, 2016, net cash provided by operating activities was $6.1 million and primarily consisted of net earnings of $14.2 million, non-cash items of $8.7 million and operating assets and liabilities activities of $(16.8) million. Operating assets and liabilities activity consisted of increases of accounts receivable of $5.0 million, increases in inventories of $3.7 million, and decreases in accrued liabilities and other long-term liabilities of $8.9 million.
Net Cash Used in Investing Activities. Net cash used in investing activities was $4.3 million and $1.9 million for the three months ended December 30, 2016 and the three months ended January 1, 2016, respectively. Net cash used in investing activities for the three months ended December 30, 2016 relate to capital expenditures for property plant and equipment of $5.0 million. Net cash used in investing activities for the three months ended January 1, 2016 relate to capital expenditures for property plant and equipment of $10.5 million and sales of available-for-sale securities of $8.6 million.
Net Cash Used in Financing Activities. Financing activities included transfers from Varian of $1.8 million and $9.5 million for the three months ended December 30, 2016 and the three months ended January 1, 2016, respectively.
Days Sales Outstanding
Trade accounts receivable days sales outstanding (“DSO”) was 66 days at both December 30, 2016 and September 30, 2016, respectively. Our accounts receivable and DSO are impacted by a number of factors, primarily including the timing of product shipments, collections performance, payment terms, the mix of revenues from different regions and the effects of economic instability.
Contractual Obligations
In October 2013, we entered into an amended agreement with dpiX and other parties that, among other things, provides us with the right to 50% of dpiX’s total manufacturing capacity produced after January 1, 2014. The amended agreement requires us to pay for 50% of the fixed costs (as defined in the amended agreement), as determined at the beginning of each calendar year. For the remainder of fiscal year 2017, we estimated that we have fixed cost commitments of $12.2 million related to this amended agreement. The fixed cost commitment for future periods will be determined and approved by the dpiX board of directors at the beginning of each calendar year. The amended agreement will continue unless the ownership structure of dpiX changes (as defined in the amended agreement).
In October 2015, we committed to grant the noncontrolling shareholders of MeVis: (1) an annual recurring net compensation of €0.95 per MeVis share; and, (2) a put right for their MeVis shares at €19.77 per MeVis share. As of December 30, 2016, noncontrolling shareholders together held approximately 0.5 million shares of MeVis, representing 26.3% of the outstanding shares.

Contingencies
From time to time, we are a party to or otherwise involved in legal proceedings, claims and government inspections or investigations and other legal matters both inside and outside the United States, arising in the ordinary course of our business or otherwise. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. See Note 10 “Commitments and Contingencies” in the Notes to the Condensed Combined Financial Statements, which discussion is incorporated herein by reference.
Off-Balance Sheet Arrangements
In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification of business partners and customers for losses suffered or incurred for property damages, death and injury and for patent, copyright or any other intellectual property infringement claims by any third parties with respect to our products. The terms of these indemnification arrangements are generally perpetual. Except for losses related to property damages, the maximum potential amount of future payments we could be required to make under these arrangements is unlimited. As of December 30, 2016, we have not incurred any material costs to defend lawsuits or settle claims related to these indemnification arrangements. As a result, we believe the estimated fair value of these arrangements is minimal.
We have indemnification obligations to our directors and officers and certain of our employees that serve as officers or directors of our foreign subsidiaries that may require us to indemnify our directors and officers and those certain employees against liabilities that may arise by reason of their status or service as directors or officers, and to advance their expenses incurred as a result of any legal proceeding against them as to which they could be indemnified.
Recent Accounting Standards or Updates Not Yet Effective
See Note 3, "Summary of Significant Accounting Policies" of the Notes to the Condensed Combined Financial Statements for a description of recent accounting standards, including the expected dates of adoption and the estimated effects on our consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risks
We are exposed to four primary types of market risks: foreign currency exchange rate risk, credit and counterparty risk, commodity price risk, and equity price risk.
Foreign Currency Exchange Rate Risk
A significant portion of our customers are outside the United States and our products are generally priced in U.S. Dollars. A strong U.S. Dollar may result in pricing pressure for our customers that are located outside the United States and that conduct their businesses in currencies other than the U.S. Dollar. Such pricing pressure has caused, and could continue to cause, some of our customers to ask for discounted prices, delay purchasing decisions, consider moving to in-sourcing supply of components or migrating to lower cost alternatives. In addition, because our business is global and some payments may be made in local currency, fluctuations in foreign currency exchange rates can impact our revenues and expenses and/or the profitability in U.S. Dollars of products and services that we provide in foreign markets.
Commodity Price Risk
We are exposed to market risks related to volatility in the prices of raw materials used in our products. The prices of these raw materials fluctuate in response to changes in supply and demand fundamentals and our product margins and level of profitability tend to fluctuate with changes in these raw materials prices. We try to protect against such volatility through various business strategies. During the three months ended December 30, 2016, we did not have any commodity derivative instruments in place to manage our exposure to price changes.
Item 4. Controls and Procedures
Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934), as amended (the "Exchange Act") required by Rules 13a-15(b) or 15d-15(b) under the Exchange

Varex Imaging Corporation
Notes to the Condensed Combined Financial Statements (continued)
(Unaudited)

Act, our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Varex Imaging Corporation
Notes to the Condensed Combined Financial Statements (continued)
(Unaudited)

PART II
OTHER INFORMATION

Item 1. Legal Proceedings
We are subject to various claims, complaints and legal actions in the normal course of business from time to time. We do not believe we have any currently pending litigation for which the outcome could have a material adverse effect on our operations or financial position.

Item 1A. Risk Factors
The following risk factors and other information included in this Quarterly Report should be carefully considered. Although the risk factors described below are the ones management deems significant, additional risks and uncertainties not presently known to us or that we presently deem less significant may also adversely affect our business operations. If any of the following risks or additional risks and uncertainties actually occur, our business, operating results, and financial condition could be adversely affected.
Varex sells its products to a limited number of OEM customers, many of which are also its competitors, and a reduction in or loss of business of one or more of these customers may materially reduce its sales.
Varex sells its products to a limited number of OEM customers, many of which are also its competitors with in-house X-ray tube manufacturing operations. Although Varex seeks to broaden its customer base, it will continue to depend on sales to a relatively small number of major customers. Because it often takes significant time to replace lost business, it is likely that Varex’s operating results would be materially and adversely affected if one or more of its major OEM customers were to cancel, delay, or reduce orders in the future.
On January 27, 2017, Varian and Varex entered into a Separation and Distribution Agreement (the “Separation and Distribution Agreement”), whereby Varex became an independent publicly-traded company. Although it is expected that Varian will continue as a major customer of Varex, and while Varex has entered into a Supply Agreement with Varian, there can be no assurance that Varian will continue to source from Varex long-term. Varex’s OEM customers may cancel, delay or reduce orders due to a wide variety of factors, many of which are beyond Varex’s control.
Furthermore, Varex generates significant accounts receivables from the sale of its products and the provision of services to its major customers. Although Varex’s major customers are large corporations, if one or more of these customers were to become insolvent or otherwise be unable to pay for Varex products and services, Varex’s operating results and financial condition could be materially and adversely affected.
Varex may not be able to accurately predict the demand for its products by its OEM customers.
Economic uncertainties over the past few years, natural disasters and other matters beyond Varex’s control have made it difficult for its OEM customers to accurately forecast and plan future business activities. Such economic uncertainties and natural disasters, as well as other factors, have previously impacted Varex’s business, resulting in inventory reduction and slowdowns in sales at some of these customers. Similar inventory adjustments and slowdowns in sales could occur in the future. Varex’s OEM customers also face inherent competitive issues and new product introduction delays which can result in changes in forecast. As such, the market and regulatory risks faced by Varex’s OEM customers in the X-ray-based diagnostic imaging space also ultimately impact Varex’s ability to forecast future business. Varex’s agreements for imaging components may contain purchasing estimates that are based on its customers’ historical purchasing patterns, and actual purchasing volumes under the agreements may vary significantly from these estimates. The variation from forecasted purchasing volume may be due, in part, to the increasing life of X-ray tubes, which can result in reduced demand for replacement X-ray tubes in ways Varex may not be able to accurately forecast. Reductions in purchasing patterns have in the past and may in the future materially and adversely affect Varex’s operating results.
Varex competes in highly competitive markets, and it may lose business to its customers or other companies with greater resources or the ability to develop more effective technologies, or it could be forced to reduce its prices.
Rapidly-evolving technology, intense competition and pricing pressure characterize the market in which Varex competes. Varex often competes with companies that have greater financial, marketing and other resources than Varex, including Varex’s customers. If these customers manufacture a greater percentage of their components in house or otherwise lower external sourcing costs, which may occur for a number of reasons, including a strong U.S. Dollar, Varex could experience reductions in purchasing volume by, or loss of, one or more of these customers. Such a reduction or loss may have a material and adverse effect on its business. Some of the major diagnostic imaging systems companies, which are the primary OEM customers for Varex’s X-ray components, also manufacture X-ray components, including X-ray tubes, for use in their own imaging systems products. Varex must compete with these in-house manufacturing operations for business. In addition, Varex competes against other stand-alone, independent X-ray tube manufacturers for both the OEM business of major diagnostic imaging equipment manufacturers and the independent servicing business for X-ray tubes. The market for flat panel detectors is also very competitive, and Varex faces intense competition from over a dozen smaller competitors. As a result of these competitive dynamics, in order for Varex to effectively retain the business of its customers and compete with its competitors, it must have an advantage in one or more significant areas, such as lower product cost, better product quality and/or superior technology and/or performance.
With Varex’s industrial products, Varex competes with other OEM suppliers, primarily outside of the United States. The market for its X-ray tube and flat panel products used for nondestructive testing in industrial applications is small and highly fragmented. In addition, some of Varex’s competitors outside the United States may have resources and support from their governments that Varex cannot replicate, such as preferences for local manufacturers, and may not be subject to the same trade compliance regulations to which Varex is subject. Therefore, Varex’s ability to compete in certain high-growth markets may be limited as compared to its competitors.
Existing competitors’ actions and new entrants may materially and adversely affect Varex’s ability to compete. These competitors could develop technologies and products that are more effective than those Varex currently uses or produces or that could render its products obsolete or noncompetitive. In addition, the timing of Varex’s competitors’ introduction of products into the market could affect the market acceptance and sales of Varex’s products. Some competitors offer specialized products that provide, or may be perceived by customers to provide, a marketing advantage over Varex’s products. Also, some of Varex’s competitors may not be subject to the same standards, regulatory and/or other legal requirements to which Varex is subject, and therefore, they could have a competitive advantage in developing, manufacturing and marketing products and services. Any inability to develop, gain regulatory approval for and supply commercial quantities of competitive products to the market as quickly and effectively as Varex’s competitors could limit market acceptance of Varex’s products and reduce its sales. In addition, some of its smaller competitors could be acquired by larger companies that have greater financial strength, which could enable them to compete more aggressively. Varex’s competitors could also acquire some of its customers, suppliers or distributors, which could disrupt supply or distribution arrangements and result in loss of customers and less predictable and reduced revenues in Varex’s businesses. Any of these competitive factors could negatively and materially affect Varex’s pricing, sales, revenues, market share and gross margins and its ability to maintain or increase its operating margins.
Varex’s success depends on the successful development, introduction and commercialization of new generations of products and enhancements to or simplifications of existing product lines.
Rapid change and technological innovation characterize the markets in which Varex operates, particularly with respect to flat panel technology. Varex’s customers use its products in their medical diagnostic, security and industrial imaging systems, and Varex must continually introduce new products at competitive costs while also improving existing products with higher quality, lower costs and increased features. In order to be successful, Varex must anticipate its customers’ needs and demands as well as potential shifts in market preferences.
Varex’s failure to do so has in the past resulted and may in the future result in the loss of customers and an adverse impact to its financial performance. With a relatively strong U.S. Dollar, Varex’s ability to meet its customers’ pricing expectations is particularly challenging and may result in erosion of product margin and market share.
Varex may need to spend more time and money than it expects to develop and introduce new products or enhancements and, even if Varex succeeds, Varex may not be able to recover all or a meaningful part of its investment. Once introduced, new products may materially and adversely impact sales of Varex’s existing products, or make them less desirable or even obsolete, which could materially and adversely impact Varex’s revenues and operating results. In addition, certain costs, including installation and warranty costs, associated with new products may be proportionately greater than the costs associated with other products, and may therefore disproportionately, materially, and adversely affect Varex’s gross and operating margins. If Varex is unable to lower these costs over time, Varex’s operating results could be materially and adversely affected. Some of the electronic components and integrated circuits used in Varex’s flat panel detectors are susceptible to discontinuance and obsolescence risks, which may force Varex to incorporate newer generations of these components resulting in unplanned additional R&D expenses, delays in launch of new products, supply disruption, or inventory write downs.
Varex’s ability to successfully develop and introduce new products and product enhancements and simplifications, and the revenues and costs associated with these efforts, are affected by Varex’s ability to:

•	properly identify customer needs or long-term customer demands;

•	prove the feasibility of new products;

•	limit the time required from proof of feasibility to routine production;

•	timely and efficiently comply with internal quality assurance systems and processes;

•	limit the timing and cost of regulatory approvals;

•	accurately predict and control costs associated with inventory overruns caused by phase-in of new products and phase-out of old products;

•	price its products competitively and profitably, which can be particularly difficult with a strong U.S. Dollar;

•
manufacture, deliver and install its products in sufficient volumes on time and accurately predict and control costs associated with manufacturing installation, warranty and maintenance of the products;

•	appropriately manage its supply chain;

•	manage customer acceptance and payment for products; and

•	anticipate, respond to and compete successfully with competitors.
Furthermore, as discussed in greater detail elsewhere in this “Risk Factors” section, Varex cannot be sure that it will be able to successfully develop, manufacture or introduce new products or enhancements, the roll-out of which involves compliance with complex quality assurance processes, including the Quality System Regulation (“QSR”) of the U.S. Food and Drug Administration (“FDA”). Failure to complete these processes timely and efficiently could result in delays that could affect Varex’s ability to attract and retain customers, or could cause customers to delay or cancel orders, causing Varex’s revenues and operating results to be materially and adversely affected.
A disruption at Varex’s manufacturing facilities in Salt Lake City, Utah; Calamba City, Philippines or Las Vegas, Nevada could materially and adversely affect its business.
The majority of Varex’s products are manufactured in its manufacturing facility in Salt Lake City, Utah. Varex’s manufacturing operations are subject to potential power failures, the breakdown, failure or substandard performance of equipment, the improper installation or operation of equipment, and natural or other disasters. Loss or damage to this manufacturing facility due to any of these factors or otherwise could materially and adversely affect Varex’s ability to manufacture sufficient quantities of its products or otherwise deliver products to meet customer demand or contractual requirements which may result in a loss of revenue and other adverse business consequences. Because of the time required to obtain regulatory approval and licensing of a manufacturing facility, Varex may not be available on a timely basis to replace any lost manufacturing capacity. The occurrence of these or any other operational issues at Varex’s manufacturing facilities could have a material and adverse effect on Varex’s business, financial condition and results of operations. In addition, some of Varex’s products from the Claymount acquisition are also manufactured in its Calamba City, Philippines manufacturing facility, which is subject to similar risks but may also face additional regulatory and political risks which could impact Varex’s ability to manufacture and ship products in a timely manner or at all. Varex manufactures its security products in Las Vegas, Nevada, and these operations are also subject to potential power failures, the breakdown, failure or substandard performance of equipment, the improper installation or operation of equipment, and natural or other disasters which could materially and adversely affect Varex’s ability to deliver products to meet customer demand.
Significantly more than half of Varex’s revenues are generated from customers located outside the United States, and economic, political and other risks associated with international sales and operations could materially and adversely affect Varex’s sales or make them less predictable.
Varex conducts business globally. As a result, Varex must provide significant service and support globally, which in the past was in part provided by Varian. Varex intends to continue to expand its presence in international markets and expects to expend significant resources in doing so. Varex cannot be sure that it will be able to meet its sales, service and support objectives or obligations in these international markets, or recover its investments. Varex’s future results could be harmed by a variety of factors, including:

•
currency fluctuations, and in particular the strength of the U.S. Dollar relative to many currencies, which have and may in the future adversely affect Varex’s financial results and cause some customers to delay purchasing decisions or move to in-sourcing supply or migrate to lower cost alternatives or ask for additional discounts;

•	the longer payment cycles associated with many customers located outside the United States;

•	difficulties in interpreting or enforcing agreements and collecting receivables through many foreign countries’ legal systems;

•
changes in restrictions on trade between the United States and other countries or unstable regional political and economic conditions, such as those that may result from the outcome of the 2016 U.S. presidential election;

•
changes in the political, regulatory, safety or economic conditions in a country or region, including as a result of the United Kingdom’s June 2016 vote to leave the European Union (“Brexit”) or the change in the U.S. administration;

•	the imposition by governments of additional taxes, tariffs, global economic sanctions programs or other restrictions on foreign trade;

•	any inability to obtain required export or import licenses or approvals;

•
failure to comply with export laws and requirements, which may result in civil or criminal penalties and restrictions on Varex’s ability to export its products, particularly its industrial linear accelerator products;

•	risks unique to the Chinese market, including import barriers and preferences for local manufacturers;

•
failure to obtain proper business licenses or other documentation or to otherwise comply with local laws and requirements regarding marketing, sales, service or any other business Varex conducts in a foreign jurisdiction, which may result in civil or criminal penalties and restrictions on its ability to conduct business in that jurisdiction; and,

•	the possibility that it may be more difficult to protect Varex’s intellectual property in foreign countries.
Although Varex’s sales fluctuate from period to period, in recent years Varex’s international region has represented a larger share of its business. The more Varex depends on sales in the international region, the more vulnerable Varex becomes to these factors.
Varex’s effective tax rate is impacted by tax laws in both the United States and in the countries in which its international subsidiaries do business. Earnings from Varex’s international region are generally taxed at rates lower than U.S. rates. A change in the percentage of Varex’s total earnings from the international region, a change in the mix of particular tax jurisdictions within the international region, or a change in currency exchange rates, could cause Varex’s effective tax rate to increase or decrease. Also, Varex is not currently taxed in the United States on certain undistributed earnings of certain foreign subsidiaries. These earnings could become subject to incremental foreign withholding or U.S. federal and state taxes should they either be deemed to be or actually are remitted to the United States, in which case Varex’s financial results could be materially and adversely affected. In addition, changes in the valuation of Varex’s deferred tax assets or liabilities, changes in tax laws or rates, changes in the interpretation of tax laws or other changes beyond Varex’s control could materially and adversely affect its financial position and results of operations.
Varex’s results have been and may continue to be affected by continuing worldwide economic instability, including changes in foreign currency exchange rates and fluctuations in the price of crude oil and other commodities.
The global economy has been impacted by a number of economic and political factors. In many markets, these conditions have shrunk capital equipment budgets, slowed decision-making and made it difficult for Varex’s customers and vendors to accurately forecast and plan future business activities. This, in turn, has caused Varex’s customers to be more cautious with, and sometimes freeze, delay or dramatically reduce purchases and capital project expenditures. Some countries have adopted and may in the future adopt austerity or stimulus programs that could positively or negatively affect Varex’s results from period to period, making it difficult for investors to compare its financial results. In addition, the outcome of the 2016 U.S. presidential election and the announcement of Brexit and the withdrawal of the United Kingdom from the European Union may also create global economic uncertainty, which may cause our customers to reduce their spending, which in turn, could adversely affect our business, financial condition, operating results and cash flows. An uncertain economic environment may also disrupt supply or affect our service business, as customers’ constrained budgets may result in pricing pressure, extended warranty provisions and even cancellation of service contracts.

In addition, concerns over continued economic instability could make it more difficult for Varex to collect outstanding receivables. A continued weak or deteriorating healthcare market would inevitably materially and adversely affect Varex’s business, financial conditions and results of operations.
Because Varex’s products are generally priced in U.S. Dollars, strengthening of the U.S. Dollar has caused, and could continue to cause, some customers to ask for additional discounts, delay purchasing decisions, or consider moving to in-sourcing supply of such components or migrating to lower cost alternatives. Further, because Varex’s business is global and some payments may be made in local currency, fluctuations in foreign currency exchange rates can impact its results by affecting product demand, or its revenues and expenses and/or the profitability in U.S. Dollars of products and services that Varex provides in foreign markets.
Changes in monetary or other policies here and abroad, including as a result of economic and/or political instability or in reaction thereto, would also likely affect foreign currency exchange rates. Furthermore, in the event that one or more European countries were to replace the Euro with another currency, Varex’s sales in these countries or in Europe generally, would likely be materially and adversely affected until such time as stable exchange rates are established.
Additionally, fluctuations in commodities prices could materially and adversely affect Varex’s performance. Rising commodities prices will increase Varex’s costs and those of Varex’s medical OEM customers, which could in turn result in reduced demand for Varex’s products. Further, Varex’s security product revenues from oil-producing countries, in which Varex has a significant customer base, have in the past suffered as a result of volatility in oil prices and remain sensitive to fluctuations in the future.

The loss of a supplier or any inability to obtain supplies of important components could restrict Varex’s ability to manufacture products, cause delays in its ability to deliver products, or significantly increase its costs.
Varex obtains from a limited group of suppliers or from sole-source suppliers some of the components included in its products, such as wave guides for industrial linear accelerators, transistor arrays, cesium iodide coatings and specialized integrated circuits for flat panel detectors, X-ray tube targets, housings, glass frames, high-voltage cable, bearings and various other components. For example, Varex’s major supplier of its amorphous silicon based thin film transistor arrays (flat panels) used in its digital image detectors is dpiX LLC. Although Varex holds a 40% ownership interest in dpiX, Varex does not have majority voting rights and does not have the power to direct the activities of dpiX. In addition, Varian is Varex’s sole source supplier for a key component in linear accelerators used in Varex’s security and inspection products subsystems, which are specially made for Varex. While Varex entered into a Supply Agreement for this component, there can be no assurance that this component will continue to be available on reasonable terms, or at all.
If Varex loses any of these limited- or sole-source suppliers, if their operations are substantially interrupted, or if any of them fail to meet performance or quality specifications, Varex may be required to obtain and qualify one or more replacement suppliers. Such an event (i) may then also require Varex to redesign or modify its products to incorporate new parts and/or further require Varex to obtain clearance, qualification or certification of these products, including by the FDA, or obtain other applicable regulatory approvals in other countries, or (ii) could significantly increase costs for the affected product and cause material delays in delivery of that and other related products. In addition, manufacturing capacity limitations of any of Varex’s limited or sole-source suppliers or other inability of these suppliers to meet increasing demand could limit growth opportunities for the affected product lines and damage customer relationships. Shortage of, and greater demand for, components and subassemblies could also increase manufacturing costs if the supply/demand imbalance increases the price of the components and subassemblies. Any of these events could materially and adversely affect Varex’s business and financial results.
A shortage or change in source of, or increase in price of, raw materials could restrict Varex’s ability to manufacture products, cause delays, or significantly increase its cost of goods.
Varex relies upon the supplies of certain raw materials such as tungsten, lead, iridium and copper for security and inspection products and copper, lead, tungsten, rhenium, molybdenum zirconium, and various high grades of steel alloy for X-ray tubes. Worldwide demand, availability and pricing of these raw materials have been volatile, and Varex expects that availability and pricing will continue to fluctuate in the future. If supplies are restricted or become unavailable or if prices increase, this could constrain Varex’s manufacturing of affected products, reduce its profit margins or otherwise materially and adversely affect its business.
Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC has promulgated rules regarding disclosure of the presence in a company’s products of certain metals, known as “conflict minerals,” which are metals mined from the Democratic Republic of the Congo and adjoining countries, as well as procedures regarding a manufacturer’s efforts to identify the sourcing of those minerals from this region. Varex’s complex supply chain may inhibit Varex’s ability to sufficiently verify the origins of the relevant minerals used in its products through the due diligence procedures that it implements, which may harm Varex’s reputation. In addition, Varex may encounter challenges in satisfying customers who require that all of the components of Varex products are certified as conflict-free, which could place Varex at a competitive disadvantage if it is unable to do so. Moreover, complying with these rules requires investigative efforts, which has and will continue to cause Varex to incur associated costs, and could materially and adversely affect the sourcing, supply, and pricing of materials used in Varex’s products, or result in process or manufacturing modifications, all of which could materially and adversely affect its results of operations.
Compliance with U.S. laws and regulations applicable to the marketing, manufacture and distribution of Varex’s products may be costly, and failure or delays in obtaining regulatory clearances or approvals, or failure to comply with applicable laws and regulations could prevent Varex from distributing its products, require Varex to recall its products or result in significant penalties or other harm to Varex’s business.
Some of Varex’s products and those of OEMs that incorporate Varex’s products are subject to extensive and rigorous government regulation in the United States. Compliance with these laws and regulations is expensive and time-consuming, and failure to comply with these laws and regulations could materially and adversely affect Varex’s business.
Most of Varex’s products are Class I devices, with a small number of software products designated as Class II devices. Generally, Varex’s manufacturing operations for medical devices, and those of its third-party manufacturers, are required to comply with the FDA’s QSR, as well as other federal and state regulations for medical devices and radiation-emitting products. The FDA makes announced and unannounced periodic and on-going inspections of medical device manufacturers to determine compliance with QSR and, in connection with these inspections, issues reports, known as Form FDA 483 reports when the FDA believes the manufacturer has failed to comply with applicable regulations and/or procedures. If observations from the FDA issued on Form FDA 483 reports are not addressed and/or corrective action taken in a timely manner and to the FDA’s satisfaction, the FDA may issue a

Warning Letter and/or proceed directly to other forms of enforcement action. Similarly, if a Warning Letter were issued, prompt corrective action to come into compliance would be required. Failure to respond timely to Form FDA 483 observations, a Warning Letter or other notice of noncompliance and to promptly come into compliance could result in the FDA bringing an enforcement action, which could include the total shutdown of Varex’s production facilities, denial of importation rights to the U.S. for products manufactured in overseas locations, adverse publicity and criminal and civil fines. The expense and costs of any corrective actions that Varex may take, which may include products recalls, correction and removal of products from customer sites and/or changes to its product manufacturing and quality systems, could materially and adversely impact Varex’s financial results and may also divert management resources, attention and time. Additionally, if a Warning Letter were issued, customers could delay purchasing decisions or cancel orders, and Varex could face increased pressure from its competitors who could use the Warning Letter against Varex in competitive sales situations, either of which could materially and adversely affect its reputation, business and stock price.
In addition, Varex is required to timely file various reports with the FDA, including reports required by the medical device reporting regulations (“MDRs”), that require that Varex report to regulatory authorities if its devices may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur. In addition, if Varex initiates a correction or removal of a device to reduce a risk to health posed by the device, Varex would be required to submit a publicly-available Correction and Removal report to the FDA and, in many cases, similar reports to other regulatory agencies. This report could be classified by the FDA as a device recall, which could lead to increased scrutiny by the FDA, other international regulatory agencies and Varex’s customers regarding the quality and safety of Varex’s devices. If these MDRs or correction and removal reports are not filed on a timely basis, regulators may impose sanctions and sales of Varex’s products may suffer, and Varex may be subject to product liability or regulatory enforcement actions, all of which could harm its business.
Government regulation may also cause significant delay or even prevent the marketing and full commercialization of future products or services that Varex may develop and/or may impose costly requirements on Varex’s business. Further, as Varex enters new businesses or pursues new business opportunities, Varex will become subject to additional laws, rules and regulations, including FDA and foreign rules and regulations. Becoming familiar with and implementing the infrastructure necessary to comply with these laws, rules and regulations is costly and time consuming. In addition, failure to comply with these laws, rules and regulations could delay the introduction of new products and could materially and adversely affect Varex’s business.
If Varex or any of its suppliers, distributors, agents or customers fail to comply with FDA, Federal Trade Commission and other applicable U.S. regulatory requirements or are perceived to potentially have failed to comply, Varex may face:

•	adverse publicity affecting both Varex and its customers;

•	increased pressures from competitors;

•	investigations by governmental authorities;

•	fines, injunctions, civil penalties and criminal prosecutions;

•	partial suspensions or total shutdown of production facilities or the imposition of operating restrictions;

•	increased difficulty in obtaining required clearances or approvals or losses of clearances or approvals already granted;

•	seizures or recalls of Varex products or those of its customers;

•	delays in purchasing decisions by customers or cancellation of existing orders;

•	the inability to sell Varex products; and,

•	difficulty in obtaining product liability or operating insurance at a reasonable cost, or at all.
Varex is also subject to federal and state laws and regulations of general applicability relating to matters such as environmental protection, safe working conditions, manufacturing practices and other matters. Insurance coverage is not commercially available for violations of law, including the fines, penalties or investigatory costs that Varex may incur as the consequence of regulatory violations; consequently, Varex does not have insurance that would cover this type of liability.
Varex sells certain X-ray tube products as replacements which are subject to medical device certification and product registration laws and regulations, which vary by country, and are subject to change, and Varex may be unable to receive registration approval or renewal of existing registrations if Varex fails to meet regulatory approval requirements or if the process of gaining approval becomes commercially infeasible or impractical.
Varex markets and distributes certain X-ray tubes through distributors and third-party/multi-vendor service organizations which are used as equivalent replacements for specific OEM tubes. Varex is subject to medical device certification and product registration laws, which vary by country and are subject to periodic reviews and changes by regulatory authorities in those countries. For example, to sell X-ray tubes for replacement applications in China, product registrations have to be approved by the Chinese FDA or province-specific authorities. Registration requirements are subject to change and Varex may not be able to receive registration approval or renewal of existing registrations if Varex fails to meet regulatory approval requirements or if the process of gaining approval becomes commercially infeasible or impractical. Certain of these local laws and regulations have the effect of serving as a barrier to trade and can be difficult to navigate predictably.
In addition, certain countries in which Varex products are sold require products to undergo re-registration if the product is altered in any significant way, and it may be determined that the separation of Varex from Varian, including Varex’s new name, will require these products to be re-registered as Varex products, even if they are physically unchanged.

These registration processes can be costly and time consuming, and customers may determine to purchase products from Varex’s competitors that do not have to be involved in a re-registration process. In addition, Varex’s inability to receive or renew product registrations may prevent Varex from marketing and distributing those particular products for replacement applications in the specific country.
Compliance with foreign laws and regulations applicable to the marketing, manufacture and distribution of Varex’s products may be costly, and failure to comply may result in significant penalties and other harm to Varex’s business.
Regulatory requirements affecting Varex’s operations and sales outside the United States vary from country to country, often differing significantly from those in the United States. In general, outside the United States, some of Varex’s products are regulated as medical devices by foreign governmental agencies similar to the FDA.
For Varex to market its products internationally, Varex must obtain clearances or approvals for products and product modifications. These processes (including, for example, in the European Union (“EU”), the European Economic Area (“EEA”), Switzerland, China, Japan and Canada) can be time consuming, expensive and uncertain, which can delay Varex’s ability to market products in those countries. Delays in the receipt of or failure to receive regulatory approvals, the inclusion of significant limitations on the indicated uses of a product, the loss of previously obtained approvals or failure to comply with existing or future regulatory requirements could restrict or prevent Varex from doing business in a country or subject Varex to a variety of enforcement actions and civil or criminal penalties, which would materially and materially and adversely affect its business. In addition, compliance with changing regulatory schemes, such as what may occur in connection with Brexit, may add additional complexity, cost and delays in marketing or selling Varex’s products. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations and, given the lack of comparable precedent, it is unclear what financial, regulatory and legal implications the withdrawal of the United Kingdom from the EU would have and how such withdrawal would affect Varex.
Within the EU/EEA, Varex must obtain, and in turn affix, a CE mark certification, which is a European marking of conformity that indicates that a product meets the essential requirements of the Medical Device Directive. Compliance with the Medical Device Directive is done through a self-certification process that is then verified by an independent certification body, called a “Notified Body,” which is an organization empowered by the legislature to conduct this verification. Once the CE mark is affixed, the Notified Body will regularly audit Varex to ensure that it remains in compliance with the applicable European laws and Medical Device Directive. By affixing the CE mark to its product, Varex is certifying that its products comply with the laws and regulations required by the EU/EEA countries, thereby allowing the free movement of its products within these countries and others that accept CE mark standards. If Varex cannot support its performance claims and demonstrate compliance with the applicable European laws and Medical Device Directive, Varex would lose its right to affix the CE mark to its products, which would prevent Varex from selling its products within the EU/EEA/Switzerland territory and in other countries that recognize the CE mark. In September 2012, the European Commission adopted a Proposal for a Regulation of the European Parliament and of the Council on Medical Devices and a Proposal for a Regulation of the European Parliament and of the Council on In Vitro Diagnostic Medical Devices, which will, once adopted by the European Parliament and by the Council, replace the existing three Medical Devices Directives. Agreement was reached by member states in May 2016 and drafts of these regulations were published in June 2016. Official publication by the member states is expected by late 2016/early 2017, and the regulations would enter into force in 2020. The new regulations impose stricter requirements for placing medical devices in the market, as well as for Notified Bodies. Varex may be subject to risks associated with additional testing, modification, certification or amendment of its existing market authorizations, or Varex may be required to modify products already installed at its customers’ facilities to comply with the official interpretations of these revised regulations.
Varex is also subject to international laws and regulations of general applicability relating to matters such as environmental protection, safe working conditions, manufacturing practices, as well as others. These are often comparable to, if not more stringent than, the equivalent regulations in the United States. Sales overseas are also affected by regulation of matters such as product standards, packaging, labeling, environmental and product recycling requirements, import and export restrictions, tariffs, duties and taxes.

In addition, Varex is required to timely file various reports with international regulatory authorities similar to the reports it is required to timely file with U.S. regulatory authorities, including reports required by international adverse event reporting regulations. If these reports are not timely filed, regulators may impose sanctions, including temporarily suspending Varex’s market authorizations or CE mark, and sales of its products may suffer.
Further, as Varex enters new businesses or pursue new business opportunities internationally, or as regulatory schemes change, Varex may become subject to additional laws, rules and regulations. Becoming familiar with and implementing the infrastructure necessary to comply with these laws, rules and regulations is costly. Additionally, in some countries, Varex relies or may rely in the future on foreign distributors and agents to assist in complying with foreign regulatory requirements, and Varex cannot be sure that they will always do so. The failure of Varex or its agents to comply with these laws, rules and regulations could delay the introduction of new products, cause reputational harm, result in investigations, fines, injunctions, civil penalties or criminal prosecutions, result in an inability to sell Varex’s products in or to import its products into certain countries, and could materially and adversely affect Varex’s business.
Existing and future healthcare reforms, including the Affordable Care Act and changes to reimbursement rates, may indirectly have a material adverse effect on Varex’s business and results of operations.
Sales of Varex’s products to OEMs in the medical sector indirectly depend on whether adequate reimbursement is available for its customers’ products from a variety of sources, such as government healthcare insurance programs, including U.S. Medicare and Medicaid programs and foreign government programs, private insurance plans, health maintenance organizations and preferred provider organizations. Without adequate reimbursement, the demand for Varex’s customers’ products, and therefore indirectly Varex’s products, may be limited.
Healthcare reform proposals and medical cost containment measures in the U.S. and in many foreign countries could limit the use of Varex’s and its customers’ products, reduce reimbursement available for such use, further tax the sale or use of Varex’s products and further increase the administrative and financial burden of compliance. These reforms and measures, including the uncertainty in the medical community regarding their nature and effect, could have a material and adverse effect on Varex’s and Varex’s customers’ purchasing decisions regarding its products and treatments and could harm Varex’s business, results of operations, financial condition and prospects. Varex cannot predict the specific healthcare programs and regulations that will be ultimately implemented by local, regional and national governments globally. However, any changes that lower reimbursements for Varex’s or its customers’ products and/or procedures using these products, including, for example, existing reimbursement incentives to convert from analog to digital X-ray systems, or changes that reduce medical procedure volumes or increase cost containment pressures on Varex or others in the healthcare sector could materially and adversely affect Varex’s business and results of operations.
On March 23, 2010, President Obama signed into law the Affordable Care Act. The Affordable Care Act could adversely impact the demand for Varex’s and its customers’ products and services, and therefore its financial position and results of operations, possibly materially. Changes in access to diagnostic radiology or the reimbursement rates associated with diagnostic radiology as a result of the Affordable Care Act and similar state proposals would likely affect domestic demand for Varex’s and Varex’s customers’ products and services.
In general, employers and third-party payors in the United States have become increasingly cost-conscious, with higher deductibles imposed or encouraged in many medical plans. The imposition of higher deductibles tends to restrain individuals from seeking the same level of medical treatments as they might seek if the costs they bear are lower, particularly in the medical diagnostic portion of Varex’s business. Third-party payors have also increased utilization controls related to the use of its products by healthcare providers.
Furthermore, there is no uniform policy on reimbursement among third-party payors, and Varex cannot be sure that third-party payors will reimburse its customers for procedures using its products that will enable it to achieve or maintain adequate sales and price levels for its products. Without adequate support from third-party payors, the market for Varex’s products may be limited.
Varex is unable to predict what effect new healthcare reform proposals or ongoing uncertainty surrounding foreign, federal and state health reform proposals will have on its customer’s purchasing decisions. However, an expansion in any government’s role in the healthcare industry may materially and adversely affect Varex’s business. In addition, it is possible that changes in administration and policy, including the potential repeal of all or parts of the Affordable Care Act, resulting from the recent U.S. presidential election could result in additional proposals and/or changes to health care system legislation, which could have a material adverse effect on our business. The full effect that a full or partial repeal of the Affordable Care Act would have on our business remains unclear at this time.

Varex is subject to federal, state and foreign laws governing its business practices which, if violated, could result in substantial penalties. Additionally, challenges to or investigations into Varex’s practices could cause adverse publicity and be costly to respond to and thus could harm its business.
Anti-corruption laws and regulations. Varex is subject to the U.S. Foreign Corrupt Practices Act and anti-corruption laws, as well as similar laws in foreign countries, such as the U.K. Bribery Act and the Law “On the Fundamentals of Health Protection in the Russian Federation”. In general, there is a worldwide trend to strengthen anti-corruption laws and their enforcement, and the healthcare industry and medical equipment manufacturers have been particular targets of these investigation and enforcement efforts. Any violation of these laws by Varex or its agents or distributors could create a substantial liability for Varex, subject its officers and directors to personal liability and also cause a loss of reputation in the market. Transparency International’s 2015 Corruption Perceptions Index measured the degree to which public sector corruption is perceived to exist in 168 countries/territories around the world and found that two-thirds of the countries in the index, including many that Varex considers to be high-growth areas for Varex’s products, such as China and India, scored below 50 on a scale from 100 (very clean) to 0 (highly corrupt). Varex currently operates in many countries where the public sector is perceived as being more or highly corrupt. Varex’s strategic business plans include expanding its business in regions and countries that are rated as higher risk for corruption activity by Transparency International. Becoming familiar with and implementing the infrastructure necessary to comply with laws, rules and regulations applicable to new business activities and mitigating and protecting against corruption risks could be quite costly. In addition, failure by Varex or its agents or distributors to comply with these laws, rules and regulations could delay its expansion into high-growth markets and could materially and adversely affect its business. This notwithstanding, Varex will inevitably do more business, directly and potentially indirectly, in countries where the public sector is perceived to be more or highly corrupt and will be engaging in business in more countries perceived to be more or highly corrupt. Increased business in higher risk countries could subject Varex and its officers and directors to increased scrutiny and increased liability from its business operations.
Competition and trade compliance laws. Varex is subject to various competition and trade compliance laws in the jurisdictions in which it operates. Regulatory authorities under whose laws Varex operates may have enforcement powers that can subject Varex to sanctions and can impose changes or conditions in the way Varex conducts its business. In addition, an increasing number of jurisdictions also provide private rights of action for competitors or consumers to seek damages asserting claims of anti-competitive conduct. Increased government scrutiny of Varex’s actions or enforcement or private rights of action could materially and adversely affect its business or damage its reputation. In addition, Varex may conduct, or it may be required to conduct, internal investigations or face audits or investigations by one or more domestic or foreign government agencies, which could be costly and time-consuming, and could divert its management and key personnel from its business operations. An adverse outcome under any such investigation or audit could subject Varex to fines or criminal or other penalties, which could materially and adversely affect Varex’s business and financial results. Furthermore, competition laws may prohibit or increase the cost of future acquisitions that Varex may desire to undertake.
Laws and ethical rules governing interactions with healthcare providers. Generally, Varex does not sell its products directly to healthcare providers, although occasionally it may sell its products to healthcare providers through distributors. The U.S. Medicare and Medicaid “anti-kickback” laws, and similar state laws, prohibit payments or other remuneration that is intended to induce hospitals, physicians or others either to refer patients or to purchase, lease or order, or arrange for or recommend the purchase, lease or order of healthcare products or services for which payment may be made under federal and state healthcare programs, such as Medicare and Medicaid. These laws affect Varex’s sales, marketing and other promotional activities by limiting the kinds of financial arrangements Varex may have with hospitals, physicians or other potential purchasers of its products. They particularly impact how Varex structures its sales offerings, including discount practices, customer support, education and training programs, physician consulting, research grants and other fee-for-service arrangements. These laws are broadly written, and it is often difficult to determine precisely how these laws will be applied to specific circumstances.
Federal and state “false claims” laws generally prohibit knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other government payors that are false or fraudulent, or for items or services that were not provided as claimed. Although Varex does not submit claims directly to payors, manufacturers can be, and have been, held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by providing inaccurate billing or coding information to customers, or through certain other activities, including promoting products for uses not approved or cleared by the FDA, which is called off-label promotion. Violating “anti-kickback” and “false claims” laws can result in civil and criminal penalties, which can be substantial, as well as potential mandatory or discretionary exclusion from healthcare programs for noncompliance. Even an unsuccessful challenge or investigation into Varex’s practices could cause adverse publicity, and be costly to defend, and thus could harm its business and results of operations. Additionally, several recently enacted state and federal laws, including laws in Massachusetts and Vermont, and the federal Physician Payment Sunshine Act, now require, among other things, extensive tracking and maintenance of databases regarding the disclosure of equity ownership and payments to physicians, healthcare providers and hospitals. These laws may require Varex to implement the necessary and costly infrastructure to track and report certain payments to healthcare providers. Failure to comply with these new tracking and reporting laws could subject Varex to significant civil monetary penalties.

Varex is subject to similar laws in foreign countries where it conducts business. For example, within the EU, the control of unlawful marketing activities is a matter of national law in each of the member states. The member states of the EU closely monitor perceived unlawful marketing activity by companies. Varex could face civil, criminal and administrative sanctions if any member state determines that Varex has breached its obligations under such state’s national laws. Industry associations also closely monitor the activities of member companies. If these organizations or authorities name Varex as having breached its obligations under their regulations, rules or standards, its reputation would suffer and its business and financial condition could be materially and adversely affected.
Warranty claims may materially and adversely affect Varex’s business.
Varex could experience an increase in warranty claims as a result of issues with product quality or product failures as a direct result of Varex’s design, manufacturing, or issues in its supply chain. Such an occurrence may damage Varex’s market reputation, cause sales to decline, or require repairs or voluntary remedial measures to enhance customer satisfaction, which could materially and adversely impact Varex’s financial results. Increased warranty claims on any given product could cause Varex to halt production on that product and could significantly impair Varex’s liquidity and profitability, as well as cause reputational harm to Varex. Because some categories of products tend to experience higher numbers of warranty claims than others, a shift in the types of products that Varex’s customers purchase could lead to an increase in warranty claims. If actual levels of warranty claims are greater than the level of claims Varex estimates, cost of sales could increase, and Varex’s financial condition could be materially and adversely affected. In addition, product quality issues could result in significant follow-on effects for Varex, including, among other things, reputational harm to Varex and its customers, loss of customers, and liability as a result of product quality issues. These outcomes would materially and adversely affect Varex’s business and financial condition.
If Varex is not able to match its manufacturing capacity with demand for its products, its financial results may suffer.
Many of Varex’s products have a long production cycle, and Varex needs to anticipate demand for its products to ensure adequate manufacturing or testing capacity. If Varex is unable to anticipate demand and its manufacturing or testing capacity does not keep pace with product demand, Varex will not be able to fulfill orders in a timely manner, which may negatively impact its financial results and overall business. Conversely, if demand for Varex’s products decreases, the fixed costs associated with excess manufacturing capacity may harm its financial results.
Additionally, Varex’s manufacturing is primarily conducted at its Salt Lake City, Utah; Las Vegas, Nevada and Calamba City, Philippines facilities. If any of these facilities experiences a disruption, Varex would have no other means of manufacturing the components manufactured at each respective facility until Varex is able to restore the capability at its current facilities or develop the same capability at an alternative facility.
Delivery schedules for Varex’s security, industrial and inspection products tend to be unpredictable.
Varex designs, manufactures, sells and services Linatron X-ray accelerators, image-processing software and image detection products for security and inspection, such as cargo screening at ports and borders and nondestructive examination for a variety of applications, as well as industrial applications. Varex generally sells security and inspection products to OEMs who incorporate its products into their inspection systems, which are then sold to customs and other government agencies, as well as to commercial organizations in the casting, power, aerospace, chemical, petro-chemical and automotive industries. Varex believes growth in its security and inspection products will be driven by security cargo screening and border protection needs, as well as by the needs of customs agencies to verify shipments for assessing duties and taxes. This business is heavily influenced by domestic and international government policies on border and port security, political change and government budgets. In addition, Varex believes growth in this product line may be driven in part by industrial customers engaged in 3-D printing, which, as a developing market, may be difficult to predict. Orders for Varex’s security and inspection products have been and may continue to be unpredictable as governmental agencies may place large orders with Varex or its OEM customers in a short time period, and then may not place any orders for a long time period thereafter. Because it is difficult to predict Varex’s OEM customer delivery, the actual timing of sales and revenue recognition varies significantly. The market for border protection systems has slowed significantly, and end customers, particularly in oil-based economies and war zones in which Varex has a significant customer base, are delaying system deployments or tenders and considering moving to alternative sources, resulting in a decline in the demand for security and inspection products.

In addition, demand for Varex’s security and inspection products is heavily influenced by U.S. and foreign governmental policies on national and homeland security, border protection and customs activities, which depend upon government budgets and appropriations that are subject to economic conditions, as well as political changes and oil prices. Varex has seen customers freeze or dramatically reduce purchases and capital project expenditures, delay projects or act cautiously as governments around the world wrestle with spending priorities. As economic growth remains sluggish in various jurisdictions and appears to be deteriorating in others, and as concerns about levels of government employment and government debt continue, Varex expects that these effects will also continue. Furthermore, bid awards in this business may be subject to challenge by third parties, as Varex has previously encountered with a large government project. These factors make this business more unpredictable and could cause volatility in Varex’s revenues and earnings, and therefore the price of Varex’s common stock.
Varex’s international manufacturing operations subject it to volatility and other risks, including high security risks, which could result in harm to its employees and contractors or substantial costs.
Varex conducts certain manufacturing operations internationally in order to reduce costs and streamline its manufacturing operations. There are administrative, legal, and governmental risks to operating internationally that could increase operating expenses or hamper the development of these operations. The risks from operating internationally that could increase Varex’s operating expenses and materially and adversely affect its operating results, financial condition and ability to deliver its products and grow its business include, among others:

•	difficulties in staffing and managing employee relations and foreign operations, particularly in attracting and retaining personnel qualified to design, sell, test and support its products;

•	fluctuations in currency exchange rates;

•	difficulties in coordinating its operations globally and in maintaining uniform standards, controls, procedures and policies across its operations;

•	difficulties in enforcing contracts and protecting intellectual property;

•	diversion of management attention;

•	imposition of burdensome governmental regulations, including changing laws and regulations with respect to collection and maintenance of personally identifiable data;

•	regional and country-specific political and economic instability, as discussed in greater detail below; and

•	inadequacy of the local infrastructure to support its operations.
In addition, Varex’s international locations expose it to high security risks, which could result in harm to its employees and contractors or substantial costs. Some of its services are performed in or adjacent to high-risk locations where the country or location and surrounding area is suffering from political, social or economic issues, war or civil unrest or has a high level of criminal or terrorist activity. In those locations where Varex has employees or operations, Varex may incur substantial costs to maintain the safety of its personnel. Despite these precautions, the safety of its personnel in these locations may continue to be at risk, and Varex may in the future suffer the loss of employees and contractors, which could harm its business and operating results.
Certain of Varex’s products are subject to regulations relating to use of radioactive material, compliance with which may be costly, and a failure to comply may materially and adversely affect Varex’s business.
As a manufacturer and seller of medical devices and devices emitting radiation or utilizing radioactive by-product material, Varex and some of Varex’s suppliers and distributors are subject to extensive regulation by United States governmental authorities, such as the FDA, the Nuclear Regulatory Commission (“NRC”) and state and local regulatory agencies, such as the State of California, to ensure the devices are safe and effective and comply with laws governing products which emit, produce or control radiation. These regulations govern, among other things, the design, development, testing, manufacturing, packaging, labeling, distribution, import/export, sale and marketing and disposal of Varex’s products. Varex is also subject to international laws and regulations that apply to manufacturers of radiation-emitting devices and products utilizing radioactive materials. These are often comparable to, if not more stringent than, the equivalent regulations in the United States.
Varex’s industrial and medical devices utilizing radioactive material are subject to NRC clearance and approval requirements, and the manufacture and sale of these products are subject to extensive federal and state regulation that varies from state to state and among regions. Varex’s manufacture, distribution, installation, service and removal of industrial devices utilizing radioactive material or emitting radiation also requires Varex to obtain a number of licenses and certifications for these devices and materials. Service of these products must also be in accordance with a specific radioactive materials license. Obtaining licenses and certifications may be time consuming, expensive and uncertain.
In addition, Varex is subject to a variety of environmental laws regulating its manufacturing operations and the handling, storage, transport and disposal of hazardous substances, and which impose liability for the cleanup of any contamination from these substances. In particular, the handling and disposal of radioactive materials resulting from the manufacture, use or disposal of Varex’s products may impose significant costs and requirements. Disposal sites for the lawful disposal of materials generated by the manufacture, use or decommissioning of Varex’s products may no longer accept these substances in the future, or may accept them on unfavorable terms.
If Varex is unable to obtain required FDA clearances or approvals for a product or is unduly delayed in doing so, or the uses of that product were limited, Varex’s business could suffer.
Typically, Varex’s OEM customers are responsible for obtaining 510(k) pre-market notification clearance on their systems that integrate Varex products, the substantial majority of which are Class I devices. A small portion of Varex’s products, however, is software that is classified as a Class II device subject to 510(k) clearance. Unless an exception applies, Varex may be required by FDA regulations to obtain a 510(k) pre-market notification clearance in connection with the manufacture of a new medical device or a new indication for use of, or other significant change in, an existing currently marketed medical device before it can market or sell those products in the United States. Modifications or enhancements to a product that could significantly affect its safety or effectiveness, or that would constitute a major change in the intended use of the device, technology, materials, labeling, packaging or manufacturing process also require a new 510(k) clearance. Although manufacturers make the initial determination whether a change to a cleared device requires a new 510(k) clearance, Varex cannot assure you that the FDA will agree with its decisions not to seek additional approvals or clearances for particular modifications to its products or that Varex will be successful in obtaining new 510(k) clearances for modifications. Obtaining clearances or approvals is time-consuming, expensive and uncertain. Varex may not be able to obtain the necessary clearances or approvals or may be unduly delayed in doing so, which could harm its business. Furthermore, even if Varex is granted regulatory clearances or approvals, they may include significant limitations on the indicated uses of the product, which may limit the market for the product. If Varex is unable to obtain required FDA clearance or approval for a product or is unduly delayed in doing so, or the uses of that product were limited, Varex’s business could suffer.
Disruption of critical information systems or material breaches in the security of Varex’s products may materially and adversely affect its business and customer relations.
Information technology helps Varex operate efficiently, interface with and support its customers, maintain financial accuracy and efficiency and produce its financial statements. There is an increasing threat of information security attacks that pose risk to companies, including Varex. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, Varex may be unable to anticipate these techniques or to implement adequate preventative measures. If Varex does not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure, Varex could be subject to, among other things, transaction errors, processing inefficiencies, the loss of customers, business disruptions or the loss of or damage to intellectual property through a security breach or misappropriation of intellectual property. Such security breaches could expose Varex to a risk of loss of information, litigation and possible liability to employees, customers and regulatory authorities. If Varex’s data management systems do not effectively collect, secure, store, process and report relevant data for the operation of its business, whether due to equipment malfunction or constraints, software deficiencies, or human error, Varex’s ability to effectively plan, forecast and execute its business plan and comply with applicable laws and regulations will be impaired, perhaps materially. Any such impairment could materially and adversely affect Varex’s financial condition, results of operations, cash flows and the timeliness with which Varex reports its operating results internally and externally.
Moreover, Varex offers cloud-based training software. A security breach, whether of Varex’s products, of Varex’s customers’ network security and systems or of third party hosting services could disrupt access to Varex’s customers’ stored information and could lead to the loss of, damage to or public disclosure of Varex’s customers’ stored information, including patient health information. Such an event could have serious negative consequences, including possible patient injury, regulatory action, fines, penalties and damages, reduced demand for Varex’s solutions, an unwillingness of its customers to use its solutions, harm to its reputation and brand, and time-consuming and expensive litigation, any of which could have a material and adverse effect on Varex’s financial results.
Protecting Varex’s intellectual property can be costly, and Varex may not be able to maintain licensed rights, and in either case, its competitive position would be harmed if Varex is not able to do so.
Varex files applications as appropriate for patents covering new products and manufacturing processes. Varex cannot be sure, however, that its current patents, the claims allowed under its current patents or patents for technologies licensed to Varex will be sufficiently broad to protect its technology position against competitors. Issued patents owned by, or licensed to, Varex may be challenged, invalidated or circumvented, or the rights granted under the patents may not provide Varex with competitive advantages. Varex also cannot be sure that patents will be issued from any of Varex’s pending or future patent applications. Asserting Varex’s patent rights against others in litigation or other legal proceedings is costly and diverts managerial resources. In addition, Varex may not be able to detect patent infringement by others or may lose its competitive position in the market before Varex is able to do so.
Varex also relies on a combination of copyright, trade secret and other laws, and contractual restrictions on disclosure, copying and transferring title (including confidentiality agreements with vendors, strategic partners, co-developers, employees, consultants and other third parties), to protect its proprietary and other confidential rights. These protections may prove to be inadequate, since agreements may still be breached, Varex may not have adequate remedies for a breach, and its trade secrets may otherwise become known to or be independently developed by others, including as a result of misappropriation by unauthorized access to Varex’s technology systems. In the event that Varex’s proprietary or confidential information is misappropriated, its business and financial results could be materially and adversely impacted. Varex has trademarks, both registered and unregistered, that are maintained and enforced to provide customer recognition for its products in the marketplace, but unauthorized third parties may still use them. Varex also has agreements with third parties that license to Varex certain patented or proprietary technologies. In some cases, products with substantial revenues may depend on these license rights. If Varex were to lose the rights to license these technologies, or its costs to license these technologies were to materially increase, its business would suffer.
Third parties may claim that Varex is infringing upon their intellectual property, and Varex could suffer significant litigation or licensing expenses or be prevented from selling its products.
There is a substantial amount of litigation over patent and other intellectual property rights in the industries in which Varex competes. Varex’s competitors, like companies in many high technology businesses, continually review other companies’ activities for possible conflicts with their own intellectual property rights. In addition, non-practicing entities may review Varex’s activities for conflicts with their patent rights. Determining whether a product infringes upon a third party’s intellectual property rights involves complex legal and factual issues, and the outcome of this type of litigation is often uncertain. Third parties may claim that Varex is infringing upon their intellectual property rights. Varex may not be aware of intellectual property rights of others that relate to its products, services or technologies. From time to time, Varex has received notices from third parties asserting infringement and Varex has been subject to lawsuits alleging infringement of third-party patent or other intellectual property rights. Any dispute regarding patents or other intellectual property could be costly and time consuming, and could divert Varex’s management and key personnel from its business operations. Varex may not prevail in a dispute. Varex does not maintain insurance for intellectual property infringement, so costs of defense, whether or not Varex is successful in defending an infringement claim, will be borne by Varex and could be significant. If Varex is unsuccessful in defending or appealing an infringement claim, Varex may be subject to significant damages, and its combined financial position, results of operations or cash flows could be materially and adversely affected. If actual liabilities significantly exceed its estimates regarding potential liabilities, its combined financial position, results of operations or cash flows could be materially and adversely affected. Varex may also be subject to injunctions against development and sale of its products, the effect of which could be to materially reduce its revenues. Furthermore, a third party claiming infringement may not be willing to license its rights to Varex, and even if a third-party rights holder is willing to do so, the amounts Varex might be required to pay under the associated royalty or license agreement could be significant. As such, Varex could decide to alter its business strategy or voluntarily cease the allegedly infringing actions rather than face litigation or pay a royalty, which could materially and adversely impact its business and results of operations.
Product defects or misuse may result in material product liability or professional errors and omissions claims, litigation, investigation by regulatory authorities or product recalls that could harm Varex’s future revenues and require it to pay material uninsured claims.
Varex’s business exposes it to potential product liability claims that are inherent in the manufacture, sale, installation, servicing and support of components that are used in medical devices and other devices that deliver radiation. Because Varex’s products, through incorporation in OEMs’ systems, are involved in the intentional delivery of radiation to the human body and other situations where people may come into contact with radiation (for example, when Varex’s security and inspection products are being used to scan cargo and diagnosis of medical problems), the possibility for significant injury and/or death exists to the intended or unintended recipient of the delivery. In addition, although Varex’s products are incorporated into OEMs’ systems, and thus only perform pursuant to the design and operating systems of OEMs, Varex may also be subject to claims for property damage, personal injury or economic loss related to or resulting from any errors or defects in its products or the installation, servicing and support of its products. Any accident or mistreatment could subject Varex to legal costs, litigation, adverse publicity and damage to its reputation, whether or not its products or services were a factor.
If Varex’s X-ray inspection systems fail to detect the presence of bombs, explosives, weapons, contraband or other threats to personal safety, Varex could be subject to product and other liability claims and negative publicity, which could result in increased costs, reduced sales and a decline in the market price of Varex’s common stock. There are many factors beyond Varex’s control that could result in the failure of its products to detect the presence of bombs, explosives, weapons, contraband or other threats to personal safety. Examples of these factors include operator error or misuse of or malfunction of Varex equipment. The failure of Varex’s systems to detect the presence of these dangerous materials may lead to personal injury, loss of life, and extensive property damage and may result in potential claims against Varex.
Product liability actions are subject to significant uncertainty and may be expensive, time-consuming and disruptive to Varex’s operations. For these and other reasons, Varex may choose to settle product liability claims against it, regardless of their actual merit. If a product liability action were finally determined against Varex, it could result in adverse publicity or significant damages, including the possibility of punitive damages, and Varex’s combined financial position, results of operations or cash flows could be materially and adversely affected.
In addition, if a product Varex designs or manufactures were defective (whether due to design, labeling or manufacturing defects, improper use of the product or other reasons) or found to be so by a competent regulatory authority, Varex may be required to correct or recall the product and notify other regulatory authorities. The adverse publicity resulting from a correction or recall, however imposed, could damage Varex’s reputation and cause customers to review and potentially terminate their relationships with Varex. A product correction or recall could consume management time and have an adverse financial impact on its business, including incurring substantial costs, losing revenues and accruing losses under GAAP.

Varex maintains limited product liability insurance coverage and currently self-insures professional liability/errors and omissions liability. Varex’s product liability insurance policies are expensive and have high deductible amounts and self-insured retentions. Varex’s insurance coverage may also prove to be inadequate, and future policies may not be available on acceptable terms or in sufficient amounts, if at all. If a material claim is successfully brought against Varex relating to a self-insured liability or a liability that is in excess of its insurance coverage, or for which insurance coverage is denied or limited, Varex could have to pay substantial damages, which could have a material and adverse effect on its financial position and results of operations.
Unfavorable results of legal proceedings could materially and adversely affect Varex’s financial results.
From time to time, Varex is a party to or otherwise involved in legal proceedings, claims and government inspections or investigations and other legal matters, both inside and outside the United States, arising in the ordinary course of its business or otherwise. Legal proceedings are often lengthy, taking place over a period of years with interim motions or judgments subject to multiple levels of review (such as appeals or rehearings) before the outcome is final. Litigation is subject to significant uncertainty and may be expensive, time-consuming, and disruptive to Varex’s operations. For these and other reasons, Varex may choose to settle legal proceedings and claims, regardless of their actual merit.
If a legal proceeding were finally resolved against Varex, it could result in significant compensatory damages, and, in certain circumstances, punitive or treble damages, disgorgement of revenue or profits, remedial corporate measures or injunctive relief imposed on Varex. If Varex’s existing insurance does not cover the amount or types of damages awarded, or if other resolution or actions taken as a result of the legal proceeding were to restrain its ability to market one or more of its material products or services, its combined financial position, results of operations or cash flows could be materially and adversely affected. In addition, legal proceedings, and any adverse resolution thereof, can result in adverse publicity and damage to Varex’s reputation, which could materially and adversely impact its business.
Varex’s business may suffer if it is not able to hire and retain qualified personnel.
Varex’s future success depends, to a great degree, on its ability to retain, attract, expand, integrate and train its management team and other key personnel, such as qualified engineering, service, sales, marketing and other staff. Varex competes for key personnel with other medical equipment and software manufacturers and technology companies, as well as universities and research institutions. Because this competition is intense, particularly in Utah, where unemployment rates are relatively low, compensation-related costs could increase significantly if the supply of qualified personnel decreases or demand increases. If Varex is unable to hire and train qualified personnel, Varex may not be able to maintain or expand its business. Additionally, if Varex is unable to retain key personnel, Varex may not be able to replace them readily or on terms that are reasonable, which also could hurt its business.
Varex may be unable to complete future acquisitions or realize expected benefits from acquisitions of or investments in new businesses, products or technologies, which could harm Varex’s business.
Varex’s ability to identify and take advantage of attractive acquisitions or other business development opportunities is an important component in implementing its overall business strategy. Varex needs to grow Varex’s businesses in response to changing technologies, customer demands and competitive pressures. In some circumstances, Varex may decide to grow its business through the acquisition of complementary businesses, products or technologies rather than through internal development. For example, during fiscal year 2015, Varex acquired Claymount and MeVis. In addition, in January 2017, Varex succeeded in Varian’s interest to purchase the medical imaging business of PerkinElmer, Inc. (“PerkinElmer”) for $276 million, as forth in a Master Purchase and Sale Agreement (the “MPSA”) between Varian and PerkinElmer dated as of December 21, 2017 (the “PerkinElmer Acquisition”). The PerkinElmer Acquisition is expected to close in 2017.
Identifying suitable acquisition candidates can be difficult, time-consuming and costly, and Varex may not be able to identify suitable candidates or successfully complete or finance identified acquisitions, including as a result of failing to obtain regulatory or competition clearances, which could impair Varex’s growth and ability to compete. In addition, completing an acquisition can divert

Varex’s management and key personnel from its current business operations, which could harm its business and affect its financial results. Even if Varex completes an acquisition, Varex may not be able to successfully integrate newly-acquired organizations, products, technologies or employees into its operations, or may not fully realize some of the expected synergies.
Integrating an acquisition can also be expensive and time-consuming, and may strain Varex’s resources. It may cost Varex more to commercialize new products than originally anticipated or cause Varex to increase its expenses related to research and development, either of which could materially and adversely impact its results of operations. In many instances, integrating a new business will also involve implementing or improving internal controls appropriate for a public company into a business that lacks them. It is also possible that an acquisition could increase Varex’s risk of litigation, as a third party may be more likely to assert a legal claim following an acquisition because of perceived deeper pockets or perceived greater value of a claim. In addition, Varex may be unable to retain the employees of acquired companies, or the acquired company’s customers, suppliers, distributors or other partners for a variety of reasons, including the fact that these entities may be Varex’s competitors or may have close relationships with its competitors.
Further, Varex may find that it needs to restructure or divest acquired businesses, or assets of those businesses. Even if it does so, an acquisition may not produce the full efficiencies, growth or benefits that were expected. If Varex decides to sell assets or a business, it may be difficult to identify buyers or alternative exit strategies on acceptable terms, in a timely manner or at all, which could delay the accomplishment of its strategic objectives. Varex may be required to dispose of a business at a lower price or on less advantageous terms, or to recognize greater losses than it had anticipated.
If Varex acquires a business, it allocates the total purchase price to the acquired businesses’ tangible assets and liabilities, identifiable intangible assets and liabilities based on their fair values as of the date of the acquisition and record the excess of the purchase price over those fair values as goodwill. If it fails to achieve the anticipated growth from an acquisition, or if it decides to sell assets or a business, it may be required to recognize an impairment loss on the write down of its assets and goodwill, which could materially and adversely affect its financial results. In addition, acquisitions can result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or expenses, or other charges, any of which could harm Varex’s business and affect its financial results.
Additionally, Varex has investments in privately held companies (for example, dpiX LLC) that are subject to risk of loss of investment capital. These investments are inherently risky, in some instances because the markets for the technologies or products these companies have under development may never materialize. If these companies do not succeed, Varex could lose some or all of its investment in these companies.
Varex may face additional risks from the acquisition or development of new lines of business.
From time to time, Varex may acquire or develop new lines of business. There are substantial risks and uncertainties associated with new lines of business, particularly in instances where the markets are not fully developed. Risks include developing knowledge of and experience in the new business, recruiting market professionals, increasing research and development expenditures and developing and capitalizing on new relationships with experienced market participants. This may mean significant investment and involvement of Varex’s senior management to acquire or develop, then integrate, the business into its operations. Timelines for integration of new businesses may not be achieved, and price and profitability targets may not prove feasible, as new products can carry lower gross margins than existing products. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences may also impact whether implementation of a new business will be successful. Failure to manage these risks could have a material and adverse effect on its business, results of operations and financial condition.
The proposed acquisition of PerkinElmer’s medical imaging business may not be consummated.
In connection with the separation and distribution, Varian assigned the MPSA to Varex. Varex cannot provide any assurances that the proposed transaction with PerkinElmer will be consummated. If Varex is unable to complete the proposed transaction, it will have incurred substantial expenses and diverted significant management time and resources from its ongoing business without the intended benefit. For more information about the proposed acquisition of PerkinElmer Acquisition, see the section entitled “Business-Acquisition of PerkinElmer’s Medical Imaging Business” in Varex’s Information Statement, which was included as Exhibit 99.1 to Varex’s Current Report on 8-K filed with the U.S. Securities and Exchange Commission on January 20, 2017 (the “Information Statement”).
Varex’s obligation to consummate the acquisition of PerkinElmer’s medical imaging business is not subject to any financing contingency, and failure to obtain the necessary financing to consummate the acquisition would result in a material adverse effect on Varex.

In connection with the separation and distribution, Varex assumed all of the rights and obligations of Varian under the MPSA. Varex intends to obtain third-party debt financing to finance all or a substantial portion of the purchase price to consummate the PerkinElmer Acquisition. However, the obligation of Varex to consummate the PerkinElmer Acquisition is not subject to any financing contingency.
While Varex expects that it will be able to raise the necessary financing, and has received a commitment letter to that effect, there can be no assurance that Varex will be able to do so. Varex’s ability to raise the necessary financing will be subject to, among other things, market conditions and the performance of Varex and PerkinElmer’s medical imaging business. Assuming the satisfaction of the conditions to closing in the MPSA, Varex will be obligated to close the acquisition of PerkinElmer Acquisition whether or not it has obtained the necessary financing, and if Varex fails to obtain the necessary financing, Varex may need to sell assets or otherwise raise funds to finance the acquisition. In the event that the conditions to closing in the MPSA are satisfied, and Varex is unable to raise the necessary financing to close the acquisition, Varex could face litigation from PerkinElmer alleging breach of the MPSA. If Varex were found to be in breach of the MPSA, Varex could be ordered to specifically perform the MPSA or pay damages to PerkinElmer. Varex may be unable to pay any damage award or specifically perform the contract, which could have a material adverse effect on Varex.
Varex’s credit facilities do not permit the financing needed to finance the acquisition of PerkinElmer Acquisition. In order to finance the PerkinElmer Acquisition, Varex will be required to refinance its credit facilities to permit such acquisition. However, there can be no assurance that Varex will be able to refinance its credit facilities on favorable terms or at all. Failure to refinance its credit facilities on favorable terms or at all could have a material adverse effect on Varex.
Certain governmental authorities may seek to impose material restrictions or conditions on its approval of the PerkinElmer Acquisition.
Following the separation and distribution and the assignment by Varian of the MPSA to Varex, Varex became subject to regulatory risks relating to the proposed PerkinElmer Acquisition. Each of the Antitrust Division of the U.S. Department of Justice or the Federal Trade Commission could take actions under the antitrust laws as it deems necessary or desirable in the public interest, including seeking to enjoin the consummation of the transactions or seeking divestiture of substantial assets of Varex or PerkinElmer’s medical imaging business. In addition, any state of the U.S. or certain foreign governmental authorities could take such actions under applicable antitrust laws as it deems necessary and desirable, including seeking to enjoin the consummation of the transactions or seeking divestiture of substantial assets of Varex or PerkinElmer’s medical imaging business. As described below, while Varex is not obligated to agree to divestitures or other restrictions on Varex’s or PerkinElmer’s medical imaging business in order to obtain antitrust clearance, there can be no assurance that it would not voluntarily agree to take certain actions to obtain antitrust approval. If the PerkinElmer Acquisition is not consummated due to the failure to obtain antitrust clearance, Varex may be obligated to pay a reverse termination fee to PerkinElmer as described below.
Following the closing of the transactions contemplated by the Master Purchase and Sale Agreement, the acquired business may not achieve strategic objectives, anticipated synergies and/or other expected potential benefits.
Varex expects to realize strategic and other financial and operating benefits as a result of the transactions contemplated by the MPSA. However, Varex cannot predict with certainty the extent to which these benefits will actually be achieved or the timing of any such benefits. The following factors, among others, may prevent Varex from realizing these benefits:

•	the inability of the acquired business to increase product sales;

•	unfavorable customer reaction to the transaction or Varex’s products following the closing;

•	competitive factors, including technological advances attained by competitors or the decision of certain companies currently engaged in the industrial sector to compete in the medical imaging sector;

•	the failure of key markets for Varex’s products to develop to the extent or as rapidly as currently expected;

•	changes in technology that require Varex to make significant capital expenditures to develop competitive products;

•	employment laws or regulations or other limitations in foreign jurisdictions, or other operational issues, that could have an impact on the timing or amount of synergies; and

•	the failure to retain key employees.
Failure to achieve the strategic objectives of the transaction could have a material adverse effect on the revenues, expenses and the operating results and cash resources of Varex and could result in Varex not achieving the anticipated potential benefits of the transaction. In addition, there is no assurance that the growth rate of the acquired business will equal the historical growth rate experienced by PerkinElmer.
Varex may not successfully integrate its business with the business acquired from PerkinElmer.

Achieving the potential benefits of the transaction with PerkinElmer will depend in substantial part on the successful integration of the technologies, operations and personnel of the acquired business. Varian may face challenges integrating PerkinElmer’s medical imaging business, including:

•	consolidating and rationalizing corporate information technology, engineering and administrative infrastructures;

•	integrating product offerings;

•	coordinating sales and marketing efforts;

•	coordinating and integrating the manufacturing activities of the acquired business; and

•	coordinating and rationalizing research and development activities to enhance introduction of new products and technologies with reduced cost.
The integration of PerkinElmer’s medical imaging business will be a complex, time-consuming and expensive process. It is not certain that PerkinElmer’s medical imaging business can be successfully integrated in a timely manner, in a cost-efficient manner or at all. Failure to do so could have a material adverse effect on the revenues, expenses and the operating results and cash resources of Varex and could result in Varex not achieving the anticipated potential benefits of the transaction.
Integrating the PerkinElmer medical imaging business may divert management’s attention away from our operations.
Successful integration of PerkinElmer’s medical imaging business operations, products and personnel may place a significant burden on Varex’s management and its internal resources following the completion of the transaction. The diversion of management attention and any difficulties encountered in the transition and integration process could harm Varex’s business, financial condition, operating results and evaluation of strategic actions.
If Varex fails to retain key employees, the benefits of the acquisition of PerkinElmer’s medical imaging business could be diminished.
The success of Varex’s acquisition of PerkinElmer’s medical imaging business will depend in part on the retention of key personnel. There can be no assurance that Varex will be able to retain its or PerkinElmer’s key management, technical, sales and customer support personnel related to the acquired business. If such key employees are not retained, Varex may not realize the anticipated benefits of the transaction.
Sales could decline if customer relationships are disrupted by the proposed acquisition of PerkinElmer’s medical imaging business.
Varex’s and PerkinElmer’s customers may not continue their current buying patterns during the pendency of, and following, the PerkinElmer Acquisition. Any loss of design wins or significant delay or reduction in orders for Varex’s or PerkinElmer’s products could harm Varex’s business, financial condition and results of operations following the closing. Customers may defer purchasing decisions as they evaluate the likelihood of successful integration of PerkinElmer’s and Varex’s medical imaging products or consider purchasing products of our competitors. Customers may also seek to modify or terminate existing agreements, and prospective customers may delay entering into new agreements or purchasing our products.
As a result of the proposed PerkinElmer Acquisition, Varex will be a larger and more geographically-diverse organization, and if Varex’s management is unable to manage the combined organization efficiently, its operating results will suffer.
Following the PerkinElmer Acquisition, Varex will face challenges inherent in efficiently managing an increased number of employees over large geographic distances, including with respect to implementing appropriate systems, policies, benefits and compliance programs. The inability to manage successfully the geographically more diverse and larger combined organization could have a material adverse effect on the operating results of Varex after the transaction and, as a result, on the market price of Varex’s common stock.
Fluctuations in Varex’s operating results, including quarterly revenues, and margins, may cause its stock price to be volatile, which could cause losses for its stockholders.
Varex has experienced and expects in the future to experience fluctuations in its operating results, including revenues and margins, from period to period.
Varex’s quarterly operating results, including its revenues and margins, may be affected by a number of other factors, including:

•	the introduction and timing of announcement of new products or product enhancements by Varex and its competitors;

•	change in its or its competitors’ pricing or discount levels;

•	changes in foreign currency exchange rates and other economic uncertainty;

•	changes in the relative portion of its revenues represented by its various products, including the relative mix between higher margin and lower-margin products;

•
changes in the relative portion of its revenues represented by its international region as a whole and by regions within the overall region, as well as by individual countries (notably, those in emerging markets);

•	fluctuation in its effective tax rate, which may or may not be known to Varex in advance;

•	the availability of economic stimulus packages or other government funding, or reductions thereof;

•	disruptions in the supply or changes in the costs of raw materials, labor, product components or transportation services;

•	changes to its organizational structure, which may result in restructuring or other charges;

•	disruptions in its operations, including its ability to manufacture products, caused by events such as earthquakes, fires, floods, terrorist attacks or the outbreak of epidemic diseases;

•	the unfavorable outcome of any litigation or administrative proceeding or inquiry, as well as ongoing costs associated with legal proceedings; and,

•	accounting changes and adoption of new accounting pronouncements.
Because many of Varex’s operating expenses are based on anticipated capacity levels, and a high percentage of these expenses are fixed for the short term, a small variation in the timing of revenue recognition can cause significant variations in operating results from quarter to quarter. If Varex’s gross margins fall below the expectation of securities analysts and investors, the trading price of Varex common stock would almost certainly decline.

In addition, as discussed in more detail elsewhere in this Quarterly Report, significant changes may occur in Varex’s cost structure, management, financing and business operations as a result of operating as a company separate from Varian.
Varex to entered into a secured revolving credit facility and a secured term loan credit facility in connection with the separation, each of which restricts certain activities, and failure to comply with these facilities may have an adverse effect on its business, liquidity and financial position.
Varex entered into a secured revolving credit facility and a secured term loan credit facility in connection with the separation, each of which contains restrictive financial covenants, including financial covenants that require Varex to comply with specified financial ratios. Varex may have to curtail some of its operations to comply with these covenants. In addition, its credit facilities contain other affirmative and negative covenants that could restrict its operating and financing activities. These provisions will limit its ability to, among other things, incur future indebtedness, contingent obligations or liens, guarantee indebtedness, make certain investments and capital expenditures, sell stock or assets and pay dividends and consummate certain mergers or acquisitions. If Varex fails to comply with the credit facility requirements, it may be in default. Upon an event of default, if the Credit Agreement is not amended or the event of default is not waived, the lender could declare all amounts then outstanding, together with accrued interest, to be immediately due and payable. If this happens, Varex may not be able to make those payments or borrow sufficient funds from alternative sources to make those payments. Even if Varex were to obtain additional financing, that financing may be on unfavorable terms.
In connection with the separation, Varex incurred debt obligations that could adversely affect Varex’s business, profitability and ability to meet its obligations.
As of December 30, 2016, on a pro forma basis after giving effect to the new financing arrangements that Varex entered into in connection with the separation and after giving effect to the application of the net proceeds of such financing, Varex’s total combined indebtedness was $203.0 million.
This debt could potentially have important consequences to Varex and its debt and equity investors, including:

•
requiring that a portion of Varex’s cash flow from operations be used to make interest payments on this debt following the separation, which would reduce cash flow available for other corporate purposes;

•	increasing Varex’s vulnerability to shifts in interest rates and to general adverse economic and industry conditions;

•	limiting Varex’s flexibility in planning for, or reacting to, changes in its business and the industry; and,

•	limiting Varex’s ability to borrow additional funds as needed, or increasing the costs of any such borrowing.
To the extent that Varex incurs additional indebtedness, including in connection with consummating the acquisition of PerkinElmer’s medical imaging business, the foregoing risks could increase. In addition, Varex’s actual cash requirements in the future may be greater than expected. Varex’s cash flow from operations may not be sufficient to repay all of the outstanding debt as it becomes due, and Varex may not be able to borrow money, sell assets or otherwise raise funds on acceptable terms, or at all, to refinance Varex’s debt.
Changes in interpretation or application of generally accepted accounting principles may materially and adversely affect Varex’s operating results.
Varex prepares its financial statements to conform to GAAP. These principles are subject to interpretation by the FASB, American Institute of Certified Public Accountants, the SEC and various other regulatory or accounting bodies. A change in interpretations of, or its application of, these principles can have a significant effect on Varex’s reported results and may even affect its reporting of transactions completed before a change is announced. In addition, when Varex is required to adopt new accounting standards, Varex’s methods of accounting for certain items may change, which could cause its results of operations to fluctuate from period to period and make it more difficult to compare its financial results to prior periods.
As its operations evolve over time, Varex may introduce new products or new technologies that require Varex to apply different accounting principles, including ones regarding revenue recognition, than Varex has applied in past periods. The application of different types of accounting principles and related potential changes may make it more difficult to compare its financial results from quarter to quarter, and the trading price of Varex common stock could suffer or become more volatile as a result.
Environmental laws impose compliance costs on its business and can also result in liability.
Varex is subject to environmental laws around the world. These laws regulate many aspects of its operations, including its handling, storage, transport and disposal of hazardous substances, such as the chemicals and materials that Varex uses in the course of its manufacturing operations. They can also impose cleanup liabilities, including with respect to discontinued operations. As a consequence, Varex can incur significant environmental costs and liabilities, some recurring and others not recurring. Although Varex follows procedures intended to comply with existing environmental laws, Varex, like other businesses, may mishandle or inadequately manage hazardous substances used in its manufacturing operations and can never completely eliminate the risk of contamination or injury from certain materials that Varex uses in its business and, therefore, the prospect of resulting claims and damage payments. Varex may also be assessed fines or penalties for failure to comply with environmental laws and regulations. Insurance has provided coverage for portions of cleanup costs resulting from historical occurrences, but Varex does not expect to maintain insurance coverage for costs or claims that might result from any future contamination.
Future changes in environmental laws could also increase its costs of doing business, perhaps significantly. Several countries, including some in the EU, now require medical equipment manufacturers to bear certain disposal costs of products at the end of the product’s useful life, increasing its costs. The EU has also adopted directives that may lead to restrictions on the use of certain hazardous substances or other regulated substances in some of its products sold there. These directives, along with another that requires substance information to be provided upon request, could increase its operating costs in order to maintain access to certain markets. All of these costs, and any future violations or liabilities under environmental laws or regulations, could have a material adverse effect on its business.
Varex’s operations are vulnerable to interruption or loss due to natural or other disasters, power loss, strikes and other events beyond its control.
Varex conducts some of its activities, including manufacturing, research and development, administration and data processing at facilities located in areas that have in the past experienced or may in the future experience natural disasters. Varex’s insurance coverage for such disasters may not be adequate or continue to be available at commercially reasonable terms, or at all. A major disaster (such as a major fire, hurricane, earthquake, flood, tsunami, volcanic eruption or terrorist attack) affecting Varex’s facilities, or those of its suppliers, could significantly disrupt its operations, and delay or prevent product manufacture and shipment during the time required to repair, rebuild or replace its or its suppliers’ damaged manufacturing facilities. These delays could be lengthy and costly. If any of its customers’ facilities are adversely affected by a disaster, shipments of its products could be delayed. Additionally, customers may delay purchases of its products until operations return to normal. For example, following the earthquake and tsunami disasters in Japan in 2011, Toshiba’s operations were impacted and, as a consequence, orders to and product shipment from the Imaging Components business were delayed for several months. Even if Varex is able to quickly respond to a disaster, the ongoing effects of the disaster could create some uncertainty in the operations of its businesses. In addition, its facilities may be subject to a shortage of available electrical power and other energy supplies. Any shortages may increase its costs for power and energy supplies or could result in blackouts, which could disrupt the operations of its affected facilities and harm its business. Further, its products are typically shipped from a limited number of ports, and any disaster, strike or other event blocking shipment from these ports could delay or prevent shipments and harm its business. In addition, concerns about terrorism, the effects of a terrorist attack, political turmoil or an outbreak of epidemic diseases, such as Ebola, severe acute respiratory syndrome (SARS) or avian flu virus, could have a negative effect on its business operations, those of its suppliers and customers, and the ability to travel, resulting in adverse consequences on Varex’s revenues and financial performance.

Risks Related to the Separation
Varex had no history of operating as an independent company, and its historical financial information is not necessarily representative of the results that it would have achieved as a separate, publicly-traded company and may not be a reliable indicator of its future results.
The historical information about Varex in this Quarterly Report refers to Varex’s business as operated by and integrated with Varian. Varex’s historical financial information included in this Quarterly Report is derived from the consolidated financial statements and accounting records of Varian. Accordingly, the historical financial information included in this Quarterly Report statement does not necessarily reflect the financial condition, results of operations or cash flows that Varex would have achieved as a separate, publicly-traded company during the periods presented or those that Varex will achieve in the future primarily as a result of the factors described below:

•
Prior to the separation, Varex’s business was operated by Varian as part of its broader corporate organization, rather than as an independent company. Varian or one of its affiliates performed various corporate functions for Varex such as accounting, legal, human resources, information technology, treasury, tax, facilities, research and development, insurance and other corporate and infrastructure services. Varex’s historical financial results reflect allocations of corporate expenses from Varian for such functions and are likely to be less than the expenses Varex would have incurred had it operated as a separate publicly traded company. Following the separation, Varex’s costs related to such functions previously performed by Varian may therefore increase.

•
Prior to the separation, Varex’s business was integrated with the other businesses of Varian. Historically, Varex has shared economies of scope and scale in costs, employees, vendor relationships and customer relationships. Although Varex entered into a Transition Services Agreement with Varian, the arrangements provided by such agreement may not fully capture the benefits that Varex has enjoyed as a result of being integrated with Varian and may result in Varex paying higher charges than in the past for these services. This could have a material and adverse effect on Varex’s results of operations and financial condition.

•
Generally, Varex’s working capital requirements and capital for its general corporate purposes, including acquisitions and capital expenditures, have historically been satisfied as part of the corporate-widecash management policies of Varian. Following the separation, Varex may need to obtain additional financing from banks, through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements, which may or may not be available and may be more costly.

•	After the completion of the separation, the cost of capital for Varex’s business is expected to be higher than Varian’s cost of capital prior to the separation.
Other significant changes are likely to occur in Varex’s cost structure, management, financing and business operations as a result of operating as a company separate from Varian, including as a result of additional costs that will be incurred by Varex as a result of the separation.
Potential indemnification liabilities to Varian pursuant to the Separation and Distribution Agreement could materially and adversely affect Varex’s business, financial condition, results of operations and cash flows.
The Separation and Distribution Agreement provides for, among other things, indemnification obligations designed to make Varex financially responsible for: any Varex liabilities; the failure of Varex to pay, perform or otherwise promptly discharge any Varex liabilities or contracts, in accordance with their respective terms; any guarantee, indemnification obligation, surety bond or other credit support agreement, arrangement, commitment or understanding by Varian for the benefit of Varex, unless related to Varian liabilities; any breach by Varex of the Separation and Distribution Agreement or any of the ancillary agreements or any action by Varex in contravention of its amended and restated certificate of incorporation or amended and restated bylaws; and any untrue statement or alleged untrue statement of a material fact or omission or alleged omission to state a material fact required to be stated therein or necessary to make the statements therein not misleading, with respect to all information contained in the registration statement on Form 10 (as amended or supplemented) or any other disclosure document that describes the separation or the distribution or Varex and its subsidiaries or primarily relates to the transactions contemplated by the Separation and Distribution Agreement, subject to certain exceptions. If Varex is required to indemnify Varian under the circumstances set forth in the Separation and Distribution Agreement, Varex may be subject to substantial liabilities.
In connection with Varex’s separation from Varian, Varian has agreed to indemnify Varex for certain liabilities. However, there can be no assurance that the indemnity will be sufficient to insure Varex against the full amount of such liabilities or that Varian’s ability to satisfy its indemnification obligation will not be impaired in the future.
Pursuant to the Separation and Distribution Agreement and certain other agreements with Varian, Varian agreed to indemnify Varex for certain liabilities. However, third parties could also seek to hold Varex responsible for any of the liabilities that Varian retained, and there can be no assurance that the indemnity from Varian will be sufficient to protect Varex against the full amount of such liabilities or that Varian will be able to fully satisfy its indemnification obligations. In addition, Varian’s insurers may attempt to deny coverage to Varex for liabilities associated with certain occurrences of indemnified liabilities prior to the separation. Moreover, even if Varex ultimately succeeds in recovering from Varian or such insurance providers any amounts for which Varex is held liable, Varex may be temporarily required to bear these losses. Each of these risks could negatively affect Varex’s business, financial position, results of operations and cash flows.
If the distribution, together with certain related transactions, does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, Varian, Varex and Varian stockholders could be subject to significant tax liabilities, and, in certain circumstances, Varex could be required to indemnify Varian for material taxes and other related amounts pursuant to indemnification obligations under the Tax Matters Agreement.
It was a condition to the distribution that Varian receive an opinion of counsel, satisfactory to the Varian board of directors, regarding the qualification of the distribution, together with certain related transactions, as a transaction that is generally tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code. The opinion of counsel was based upon and relied on, among other things, certain facts and assumptions, as well as certain representations, statements and undertakings of Varian and Varex, including those relating to the past and future conduct of Varian and Varex. If any of these representations, statements or undertakings are, or become, inaccurate or incomplete, or if Varian or Varex breaches any of its covenants in the separation documents, the opinion of counsel may be invalid and the conclusions reached therein could be jeopardized. Notwithstanding the opinion of counsel, the Internal Revenue Service (the “IRS”) could determine that the distribution, together with certain related transactions, should be treated as a taxable transaction if it determines that any of the facts, assumptions, representations, statements or undertakings upon which the opinion of counsel was based are false or have been violated or if it disagrees with the conclusions in the opinion of counsel. The opinion of counsel is not binding on the IRS, and there can be no assurance that the IRS will not assert a contrary position.
If the distribution, together with certain related transactions, fails to qualify as a transaction that is generally tax-free, for U.S. federal income tax purposes, under Sections 355 and 368(a)(1)(D) of the Code, Varian would recognize taxable gain as if it had sold the Varex common stock in a taxable sale for its fair market value, and Varian stockholders who received Varex shares in the distribution would be subject to tax as if they had received a taxable distribution equal to the fair market value of such shares.
Under the Tax Matters Agreement entered into by Varian and Varex in connection with the separation, Varex is generally required to indemnify Varian for any taxes resulting from the separation (and any related costs and other damages) to the extent such amounts resulted from (i) an acquisition of all or a portion of the equity securities or assets of Varex, whether by merger or otherwise (and regardless of whether Varex participated in or otherwise facilitated the acquisition), (ii) other actions or failures to act by Varex or (iii) any of the representations or undertaking of Varex contained in any of the separation-related agreements or in the documents relating to the opinion of counsel being incorrect or violated. Any such indemnity obligations could be material.
Varex may not be able to engage in desirable strategic or capital-raising transactions following the separation.
Under current law, a spin-off can be rendered taxable to the parent corporation and its stockholders as a result of certain post-spin-off acquisitions of shares or assets of the spun-off corporation. For example, a spin-off may result in taxable gain to the parent corporation under Section 355(e) of the Code if the spin-off were later deemed to be part of a plan (or series of related transactions) pursuant to which one or more persons acquire, directly or indirectly, shares representing a 50% or greater interest (by vote or value) in the spun-off corporation. To preserve the tax-free treatment of the separation and the distribution, and in addition to Varex’s indemnity obligation described immediately above, the Tax Matters Agreement restricts Varex, for the two-year period following the separation, except in specific circumstances, from: (i) entering into any transaction pursuant to which all or a portion of the shares of Varex common stock would be acquired, whether by merger or otherwise; (ii) issuing equity securities beyond certain thresholds; (iii) repurchasing shares of Varex common stock other than in certain open-market transactions, and (iv) ceasing to actively conduct certain of its businesses. The Tax Matters Agreement also prohibits Varex from taking or failing to take any other action that would prevent the distribution and certain related transactions from qualifying as a transaction that is generally tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code. These restrictions may limit Varex’s ability to pursue certain strategic transactions, equity issuances or repurchases or other transactions that it may believe to be in the best interests of its stockholders or that might increase the value of its business.
As a result of the distribution, certain members of management and directors hold stock in both Varian and Varex, and as a result may face actual or potential conflicts of interest.
After the distribution, certain of the management and directors of each of Varian and Varex own both Varian common stock and Varex common stock. This ownership overlap could create, or appear to create, potential conflicts of interest when Varex management and directors and Varian’s management and directors face decisions that could have different implications for Varex and Varian. For example, potential conflicts of interest could arise in connection with the resolution of any dispute between Varex and Varian regarding the terms of the agreements governing the distribution and Varex’s relationship with Varian thereafter. These agreements include the Separation and Distribution Agreement, the Tax Matters Agreement, the Employee Matters Agreement, the Transition Services Agreement, the Intellectual Property Matters Agreement, the Trademark License Agreement and one or more Supply/Distribution Agreements. Potential conflicts of interest may also arise out of any commercial arrangements that Varex or Varian may enter into in the future.
Varex may not achieve some or all of the expected benefits of the separation, and the separation may materially and adversely affect Varex’s business.
Varex may not be able to achieve the full strategic and financial benefits expected to result from the separation, or such benefits may be delayed or not occur at all. The separation and distribution is expected to provide the following benefits, among others:

•	more effective pursuit of each company’s distinct operating priorities and strategies;

•	more efficient allocation of capital for both Varian and Varex;

•	direct access by Varex to the capital markets;

•
facilitation of incentive compensation arrangements for employees more directly tied to the performance of the relevant company’s business, and potential enhancement of employee hiring and retention by, among other things, improving the alignment of management and employee incentives with performance and growth objectives, while at the same time creating an independent equity structure that will facilitate Varex’s ability to effect future acquisitions utilizing Varex common stock; and

•	a distinct investment identity, allowing investors to evaluate the merits, performance and future prospects of Varex separately from Varian.
Varex may not achieve these and other anticipated benefits for a variety of reasons, including, among others: (i) following the separation, Varex may be more susceptible to market fluctuations and other adverse events than if it were still a part of Varian; and, (ii) following the separation, Varex’s business is less diversified and has less scale than Varian’s business prior to the separation. If Varex fails to achieve some or all of the benefits expected to result from the separation, or if such benefits are delayed, the business, operating results and financial condition of Varex could be materially and adversely affected.
Varex or Varian may fail to perform under various transaction agreements that have been executed as part of the separation or Varex may fail to have necessary systems and services in place when certain of the transaction agreements expire.
In connection with the separation, Varex and Varian entered into a Separation and Distribution Agreement, as well as various other agreements, including a Transition Services Agreement, an Intellectual Property Matters Agreement, a Tax Matters Agreement, one or more Supply/Distribution Agreements, a Trademark License Agreement and an Employee Matters Agreement. The Separation and Distribution Agreement, the Tax Matters Agreement, the Employee Matters Agreement and the Intellectual Property Matters Agreement determine the allocation of assets and liabilities between the companies following the separation for those respective areas and include any necessary indemnifications related to liabilities and obligations. The Transition Services Agreement provides for the performance of certain services by each company for the benefit of the other for a limited period of time after the separation and the Supply/Distribution Agreements provide for the provision of products and services by each company and for the benefit of the other. Varex will rely on Varian to satisfy its performance and payment obligations under these agreements. If Varian is unable to satisfy its obligations under these agreements, including its indemnification obligations, Varex could incur operational difficulties or losses. If Varex does not have in place its own systems and services, or if Varex does not have agreements with other providers of these services once certain transaction agreements expire, Varex may not be able to operate its business effectively, and its profitability may decline.
Potential liabilities may arise due to fraudulent transfer considerations, which could materially and adversely affect Varex’s financial condition and its results of operations.
In connection with the separation and distribution, Varian has undertaken several corporate restructuring transactions, which, along with the separation and distribution, may be subject to federal and state fraudulent conveyance and transfer laws. If, under these laws, a court were to determine that, at the time of the separation and distribution, any entity involved in these restructuring transactions or the separation and distribution:

•	was insolvent;

•	was rendered insolvent by reason of the separation and distribution;

•	had remaining assets constituting unreasonably small capital; or,

•	intended to incur, or believed it would incur, debts beyond its ability to pay these debts as they matured, then the court could void the separation and distribution, in whole or in part, as a fraudulent conveyance or transfer. The court could then require Varex’s stockholders to return to Varian some or all of the shares of Varex common stock issued in the distribution, or require Varian or Varex, as the case may be, to fund liabilities of the other company for the benefit of creditors. The measure of insolvency will vary depending upon the jurisdiction whose law is being applied. Generally, however, an entity would be considered insolvent if the fair value of its assets was less than the amount of its liabilities or if it incurred debt beyond its ability to repay the debt as it matures.
Fulfilling Varex’s obligations incidental to being a public company, including with respect to the requirements of and related rules under the Sarbanes-Oxley Act of 2002, will place significant demands on Varex’s management, administrative and operational resources, including accounting and information technology resources.
As a public company, Varex is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Sarbanes-Oxley Act and the Dodd-Frank Act and is required to prepare its financial statements according to the rules and regulations required by the SEC. In addition, the Exchange Act requires that Varex file annual, quarterly and current reports. Varex’s failure to prepare and disclose this information in a timely manner or to otherwise comply with applicable law could subject us to penalties under federal securities laws, expose us to lawsuits and restrict Varex’s ability to access financing.
In addition, the Sarbanes-Oxley Act requires that Varex, among other things, establish and maintain effective internal controls and procedures for financial reporting and disclosure purposes. Internal control over financial reporting is complex and may be revised over time to adapt to changes in Varex’s business, or changes in applicable accounting rules. Varex cannot assure that its internal control over financial reporting will be effective in the future or that a material weakness will not be discovered with respect to a prior period for which it had previously believed that internal controls were effective. If Varex is not able to maintain or document effective internal control over financial reporting, its independent registered public accounting firm will not be able to certify as to the effectiveness of Varex’s internal control over financial reporting.
Matters impacting Varex’s internal controls may cause Varex to be unable to report its financial information on a timely basis, or may cause Varex to restate previously-issued financial information, and thereby subject Varex to adverse regulatory consequences, including sanctions or investigations by the SEC or violations of applicable stock exchange listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in Varex and the reliability of its financial statements. In addition, by virtue of its smaller size, Varex will be subject to a lower materiality threshold than Varian. Confidence in the reliability of Varex’s financial statements is also likely to suffer if Varex or its independent registered public accounting firm report a material weakness in Varex’s internal control over financial reporting. This could have a material adverse effect on Varex by, for example, leading to a decline in its share price and impairing its ability to raise additional capital.
For as long as Varex is an emerging growth company under the recently enacted JOBS Act, its independent registered public accounting firm will not be required to attest to the effectiveness of Varex’s internal control over financial reporting pursuant to Section 404(b). An independent assessment of the effectiveness of Varex’s internal controls could detect problems that Varex’s management’s assessment might not. Undetected material weaknesses in Varex’s internal controls could lead to financial statement restatements and require Varex to incur the expense of remediation.
Risks Related to Varex’s Common Stock
Varex cannot be certain that an active trading market for its common stock will develop or be sustained, and Varex’s stock price may decline or fluctuate significantly.
Prior to the distribution, a public market for Varex common stock did not exist. Varex cannot guarantee that an active trading market will develop or be sustained for its common stock. Nor can Varex predict the prices at which shares of its common stock may trade. Similarly, Varex cannot predict the long-term effect of the distribution on the trading prices of its common stock or whether the combined market value of the shares of Varex common stock and the shares of Varian common stock will be less than, equal to or greater than the market value of shares of Varian common stock prior to the distribution.
The market price of Varex common stock may decline or fluctuate significantly due to a number of factors, some of which may be beyond Varex’s control, including:

•	actual or anticipated fluctuations in Varex’s operating results;

•	changes in earnings estimated by securities analysts or Varex’s ability to meet those estimates;

•	the operating and stock price performance of comparable companies;

•	changes in Varex’s stockholder base due to the separation;

•	changes to the regulatory and legal environment in which Varex operates; and,

•	domestic and worldwide economic conditions.
There may be substantial and rapid changes in Varex’s stockholder base, which may cause Varex’s stock price to fluctuate significantly.
Many investors holding shares of Varian common stock may hold that stock because of a decision to invest in a company with Varian’s profile. Following the distribution, the shares of Varex common stock held by those investors represent an investment in an imaging components company with a different profile. This may not be aligned with a holder’s investment strategy and may cause the holder to sell the shares rapidly. In addition, since Varex is not in the S&P 500 index, Varian investors who have an investment strategy of tracking an index fund, such as the S&P 500 index, will likely sell the shares of Varex common stock that they receive in the distribution. As a result, the price of Varex common stock may decline or experience volatility as Varex’s stockholder base changes.
Varex does not currently expect to pay dividends on its common stock. There is no assurance as to whether or when Varex will pay any dividends on its common stock or as to the amount of any such dividends.
Varex does not currently expect to pay dividends on its common stock. The payment of any dividends in the future, and the timing and amount thereof, to Varex stockholders will fall within the discretion of Varex’s board of directors. The board’s decisions regarding the payment of dividends will depend on many factors, such as Varex’s financial condition, earnings, capital requirements, debt service obligations, restrictive covenants in Varex’s debt, industry practice, legal requirements, regulatory constraints and other factors that the board deems relevant. Varex’s ability to pay dividends will depend on its ongoing ability to generate cash from operations and on its access to the capital markets. Varex cannot guarantee that it will pay a dividend in the future or continue to pay any dividends if Varex commences paying dividends.
Varex is an “emerging growth company,” and, as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, its common stock may be less attractive to investors.
Varex is an “emerging growth company,” as defined in the JOBS Act, and it intends to take advantage of some of the exemptions from the reporting requirements that are afforded to emerging growth companies including, but not limited to, scaled disclosure requirements relating to financial statements and executive compensation, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Varex cannot predict if investors will find its common stock less attractive because it intends to rely on these exemptions. If some investors find its common stock less attractive as a result, there may be a less active trading market for its common stock and its stock price may become more volatile. Varex may take advantage of these exemptions until it is no longer an emerging growth company.
Your percentage ownership in Varex may be diluted in the future.
In the future, your percentage ownership in Varex may be diluted because of equity awards that Varex will be granting to Varex’s directors, officers and employees or otherwise as a result of equity issuances for acquisitions or capital market transactions. Varex’s employees have awards in respect of shares of its common stock as a result of conversion of their Varian stock awards (in whole or in part) to Varex stock awards. Varex anticipates its executive compensation committee will grant additional stock-based awards to its employees. Such awards will have a dilutive effect on Varex’s earnings per share, which could adversely affect the market price of Varex common stock. From time to time, Varex will issue additional stock-based awards to its employees under Varex’s employee benefits plans.
In addition, Varex’s amended and restated certificate of incorporation authorize Varex to issue, without the approval of Varex’s stockholders, one or more classes or series of preferred stock having such designation, powers, preferences and relative, participating, optional and other special rights, including preferences over Varex’s common stock respecting dividends and distributions, as Varex’s board of directors generally may determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of Varex’s common stock. For example, Varex could grant the holders of preferred stock the right to elect some number of Varex’s directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences that Varex could assign to holders of preferred stock could affect the residual value of the common stock.
Certain provisions in Varex’s amended and restated certificate of incorporation and bylaws, and of Delaware law, may prevent or delay an acquisition of Varex, which could decrease the trading price of Varex’s common stock.

Varex’s amended and restated certificate of incorporation and amended and restated bylaws contain, and Delaware law contains, provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the bidder and to encourage prospective acquirers to negotiate with Varex’s board of directors rather than to attempt a hostile takeover. These provisions include, among others:

•	the inability of Varex’s stockholders to call a special meeting;

•	the inability of Varex’s stockholders to act without a meeting of stockholders;

•	rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings;

•	the right of Varex’s board of directors to issue preferred stock without stockholder approval;

•
the division of Varex’s board of directors into three classes of directors, with each class serving a staggered three-year term, and this classified board provision could have the effect of making the replacement of incumbent directors more time-consuming and difficult, until the 2022 annual meeting of stockholders, after which directors will be elected annually;

•	a provision that stockholders may only remove directors with cause while the board is classified;

•	the ability of Varex’s directors, and not stockholders, to fill vacancies on Varex’s board of directors; and,

•
the requirement that the affirmative vote of stockholders holding at least 66 2/3% of Varex’s voting stock is required to amend certain provisions in Varex’s amended and restated certificate of incorporation (relating to the term and removal of its directors, the filling of its board vacancies, the calling of special meetings of stockholders, stockholder action by written consent, the elimination of liability of directors to the extent permitted by Delaware law and indemnification of directors and officers); provided, however, that the provisions of the amended and restated certificate of incorporation relating to the 66 2/3% voting threshold will be of no force and effect effective as of the completion of the 2021 annual meeting of stockholders, and the amended and restated certificate of incorporation may thereafter be amended by the affirmative vote of the holders of at least a majority of the outstanding voting stock.

In addition, because Varex did not elect to be exempt from Section 203 of the Delaware General Corporation Law (the “DGCL”), this provision could also delay or prevent a change of control that stockholders may favor. Section 203 provides that, subject to limited exceptions, persons that acquire, or are affiliated with a person that acquires, more than 15% of the outstanding voting stock of a Delaware corporation (an “interested stockholder”) shall not engage in any business combination with that corporation, including by merger, consolidation or acquisitions of additional shares, for a three-year period following the date on which the person became an interested stockholder, unless (i) prior to such time, the board of directors of such corporation approved either the business combination or the transaction that resulted in the stockholder becoming an interested stockholder; (ii) upon consummation of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of such corporation at the time the transaction commenced (excluding for purposes of determining the voting stock outstanding (but not the outstanding voting stock owned by the interested stockholder) the voting stock owned by directors who are also officers or held in employee benefit plans in which the employees do not have a confidential right to tender or vote stock held by the plan); or, (iii) on or subsequent to such time the business combination is approved by the board of directors of such corporation and authorized at a meeting of stockholders by the affirmative vote of at least two-thirds of the outstanding voting stock of such corporation not owned by the interested stockholder.
Varex believes these provisions will protect its stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with Varex’s board of directors and by providing Varex’s board of directors with more time to assess any acquisition proposal. These provisions are not intended to make Varex immune from takeovers. However, these provisions will apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that Varex’s board of directors determines is not in the best interests of Varex and Varex’s stockholders. These provisions may also prevent or discourage attempts to remove and replace incumbent directors.
In addition, an acquisition or further issuance of Varex’s stock could trigger the application of Section 355(e) of the Code, causing the distribution to be taxable to Varian. Under the Tax Matters Agreement, Varex would be required to indemnify Varian for the resulting tax, and this indemnity obligation might discourage, delay or prevent a change of control that you may consider favorable.
Varex’s amended and restated certificate of incorporation contains an exclusive forum provision that may discourage lawsuits against Varex and Varex’s directors and officers.
Varex’s amended and restated certificate of incorporation provides that unless the board of directors otherwise determines, the state courts in the State of Delaware or, if no state court located within the State of Delaware has jurisdiction, the federal court for the District of Delaware, will be the sole and exclusive forum for any derivative action or proceeding brought on behalf of Varex, any action asserting a claim of breach of a fiduciary duty owed by any director or officer of Varex to Varex or Varex’s stockholders, any action asserting a claim against Varex or any director or officer of Varex arising pursuant to any provision of the DGCL or Varex’s amended and restated certificate of incorporation or bylaws, or any action asserting a claim against Varex or any director or officer of Varex governed by the internal affairs doctrine. This exclusive forum provision may limit the ability of Varex’s stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with Varex or Varex’s directors or officers, which may discourage such lawsuits against Varex and Varex’s directors and officers. Alternatively, if a court outside of Delaware were to find this exclusive forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings described above, Varex may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect Varex’s business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

(a) Exhibits required to be filed by Item 601 of Regulation S-K:

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-Q.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VAREX IMAGING CORPORATION

Date:	March 2, 2017	By:	/s/ CLARENCE R. VERHOEF
Clarence R. Verhoef
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document