Form 10-Q
period 2017-06-30
Varex Imaging Corp
filed 2017-08-14
CIK 1681622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒ No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☒     No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☐	Accelerated filer	☐

Non-Accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of July 31, 2017, there were 37,631,322 shares of the registrant’s common stock outstanding.

VAREX IMAGING CORPORATION
FORM 10-Q for the Quarter Ended June 30, 2017

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Revenues	$170.1	$151.4	$482.4	$448.0
Cost of revenues	110.6	88.4	306.6	268.8
Gross margin	59.5	63.0	175.8	179.2
Operating expenses:
Research and development	17.7	14.0	45.4	39.6
Selling, general and administrative	26.3	20.6	73.3	63.5
Total operating expenses	44.0	34.6	118.7	103.1
Operating earnings	15.5	28.4	57.1	76.1
Interest income	0.1	0.1	0.2	0.4
Interest expense	(4.2)	(0.4)	(5.8)	(1.3)
Other income (expense), net	4.4	(1.0)	5.1	(2.0)
Interest and other income (expense), net	0.3	(1.3)	(0.5)	(2.9)
Earnings before taxes	15.8	27.1	56.6	73.2
Taxes on earnings	5.1	9.3	19.6	26.4
Net earnings	10.7	17.8	37.0	46.8
Less: Net earnings attributable to noncontrolling interests	0.1	0.2	0.2	0.3
Net earnings attributable to Varex	$10.6	$17.6	$36.8	$46.5
Net earnings per common share attributable to Varex
Basic	$0.28	$0.47	$0.98	$1.24
Diluted	$0.28	$0.47	$0.97	$1.23
Weighted average common shares outstanding
Basic	37.6	37.4	37.5	37.4
Diluted	38.0	37.7	37.9	37.7

See accompanying notes to the condensed consolidated financial statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions)	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Net earnings	$10.7	$17.8	$37.0	$46.8
Other comprehensive earnings (loss), net of tax:
Unrealized gain on interest rate swap contracts, net of tax expense of $0.2 during the three and nine months ended June 30, 2017	0.4	—	0.4	—
Available-for-sale securities:
Change in unrealized loss, net of tax benefit of $0 for the three months ended June 30, 2017 and 2016, respectively, and $0 and $0.1 during the nine months ended June 30, 2017 and July 1, 2016, respectively	—	—	—	(0.3)
Reclassification adjustments, net of tax expense of $0 for the three months ended June 30, 2017 and 2016, respectively, and $0 and ($0.2) during the nine months ended June 30, 2017 and July 1, 2016, respectively	—	—	—	0.4
Other comprehensive earnings, net of tax	0.4	—	0.4	0.1
Comprehensive earnings	11.1	17.8	37.4	46.9
Less: Comprehensive earnings attributable to noncontrolling interests	0.1	0.2	0.2	0.3
Comprehensive earnings attributable to Varex	$11.0	$17.6	$37.2	$46.6

 See accompanying notes to the condensed consolidated financial statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except per share amounts)	June 30, 2017	September 30, 2016
Assets
Current assets:
Cash and cash equivalents	$89.3	$36.5
Accounts receivable, net	133.1	122.2
Inventories, net	256.3	197.4
Prepaid expenses and other current assets	27.6	3.8
Total current assets	506.3	359.9
Property, plant and equipment, net	138.7	108.9
Goodwill	243.3	74.7
Intangibles assets	95.5	20.7
Investments in privately-held companies	52.0	49.3
Deferred tax assets	—	5.5
Other assets	10.7	3.4
Total assets	$1,046.5	$622.4
Liabilities, Redeemable Noncontrolling Interests and Equity
Current liabilities:
Accounts payable	$62.2	$41.9
Accrued liabilities	61.1	23.9
Current maturities of long-term debt	20.0	—
Deferred revenues	10.0	12.0
Total current liabilities	153.3	77.8
Long-term debt	478.7	—
Deferred tax liabilities	36.7	3.0
Other long-term liabilities	8.4	5.3
Total liabilities	677.1	86.1
Commitments and contingencies (Note 11)
Redeemable noncontrolling interests	10.3	10.3
Equity:
Preferred stock, $.01 par value: 20,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value:
Authorized shares - 150,000,000
Issued shares - 37,630,219 and 0
Outstanding shares - 37,630,219 and 0	0.4	—
Net parent investment	—	526.0
Additional paid-in capital	338.2	—
Accumulated other comprehensive loss	0.4	—
Retained earnings	20.1	—
Total stockholders' equity	359.1	526.0
Total liabilities, redeemable noncontrolling interests and Varex stockholders' equity	$1,046.5	$622.4

See accompanying notes to the condensed consolidated financial statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(In millions)	June 30, 2017	July 1, 2016
Cash flows from operating activities:
Net earnings	$37.0	$46.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Share-based compensation expense	6.1	7.0
Tax effect of (windfalls) shortfalls from share-based compensation	—	(0.3)
Depreciation	10.6	7.2
Amortization of intangible assets	6.2	4.2
Deferred taxes	7.8	1.0
(Income) loss from equity method investments	(3.0)	1.1
Amortization of deferred loan costs	0.6	—
Other, net	0.6	0.6
Changes in assets and liabilities:
Accounts receivable	7.2	8.8
Inventories	(24.1)	(22.6)
Prepaid expenses and other assets	(7.4)	0.4
Accounts payable	10.7	(1.5)
Accrued operating liabilities and other long-term operating liabilities	9.5	(0.2)
Deferred revenues	(2.0)	1.9
Net cash provided by operating activities	59.8	54.4
Cash flows from investing activities:
Purchases of property, plant and equipment	(7.6)	(24.2)
Sale of available-for-sale securities	—	8.6
Acquisitions of businesses, net of cash acquired	(276.0)	(1.2)
Other	—	(0.1)
Net cash used in investing activities	(283.6)	(16.9)
Cash flows from financing activities:
Net transfers from (to) parent	3.3	(24.4)
Distribution to Varian Medical Systems, Inc.	(227.1)	—
Taxes related to net share settlement of equity awards	(1.9)	—
Borrowings under credit agreements	744.0	—
Repayments of borrowing under credit agreements	(234.0)	—
Proceeds from exercise of stock options	2.8	—
Excess tax benefits from share-based compensation	—	0.3
Payment of debt issuance costs	(11.9)	—
Other financing activities	0.7	—
Net cash provided by (used in) financing activities	275.9	(24.1)
Effects of exchange rate changes on cash and cash equivalents	0.7	0.1
Net increase in cash and cash equivalents	52.8	13.5
Cash and cash equivalents at beginning of period	36.5	20.6
Cash and cash equivalents at end of period	$89.3	$34.1
Supplemental cash flow information:
Cash paid for interest	$4.4	$—
Cash paid for income tax	2.6	—
Supplemental non-cash activities:
Purchases of property, plant and equipment financed through accounts payable	$1.4	$3.6
Transfers of property, plant and equipment from Varian Medical Systems, Inc.	13.8	—
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
Varex Imaging Corporation was incorporated in Delaware on July 18, 2016 for the purpose of holding the assets and liabilities associated with the Company's business and separated from Varian Medical Systems, Inc. ("Varian") on January 28, 2017, upon which Varian completed the distribution of 100% of the outstanding common stock of Varex to Varian stockholders. Each Varian stockholder received 0.4 of a share of Varex common stock for every one share of Varian common stock held on the close of business on January 20, 2017 (the “Record date”). Following the separation and distribution, Varex became an independent publicly-traded company and is listed on the NASDAQ Global Select Market under the ticker “VREX.”
2. BASIS OF PRESENTATION AND PRINCIPLE OF CONSOLIDATION
The accompanying condensed consolidated financial statements are unaudited. These condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). In the opinion of management, these condensed consolidated financial statements include all adjustments necessary for the fair statement of the results for the interim periods. Prior to the date of separation and distribution, the financial statements were prepared on a stand-alone basis and are derived from Varian’s consolidated financial statements and records as it operated as part of Varian prior to the distribution, in conformity with GAAP.
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
These condensed consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the combined financial statements for the fiscal years ended 2016, 2015 and 2014 included in the Company’s Registration Statement on Form 10, which was filed with the SEC on January 12, 2017 (the “Form 10”).

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
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Segment Reporting
In fiscal year 2016, the Company re-aligned its reportable operating segments into (i) Medical and (ii) Industrial to align with how its CEO views and measures the Company’s business performance. The Company reclassified the segment data for the prior years to conform to the current year presentation. See Note 17, “Segment Information” for further information on the Company’s segments.
Fiscal Year
The fiscal years of the Company as reported are the 52 or 53-week period ending on the Friday nearest September 30. Fiscal year 2017 is the 52-week period ending September 29, 2017. Fiscal year 2016 was the 52-week period that ended on September 30, 2016. The third fiscal quarter of 2017 ended on June 30, 2017. The third fiscal quarter of 2016 ended on July 1, 2016.
Variable Interest Entities
For entities in which the Company has variable interests, the Company focuses on identifying which entity has the power to direct the activities that most significantly impact the variable interest entity’s economic performance and which enterprise has the obligation to absorb losses or the right to receive benefits from the variable interest entity. If the Company is the primary beneficiary of a variable interest entity, the assets, liabilities and results of operations of the variable interest entity will be included in the Company’s condensed consolidated financial statement. During the three and nine months ended June 30, 2017, the Company had three variable interest entities, only two of which were consolidated, because it was determined that the Company was the primary beneficiary for each entity.
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
Derivative instruments and hedging activities
The Company records all derivatives on the balance sheet at fair value. For a derivative such as an interest rate swap that is designated as a cash flow hedge, the effective portion of changes in the fair value of the derivative is initially reported in accumulated other comprehensive income (loss) on the consolidated balance sheet and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. To the extent the effective portion of a hedge subsequently becomes ineffective, the corresponding amount of the change in fair value of the derivative initially reported in accumulated other comprehensive income (loss) is reclassified and is recognized directly in earnings. Accordingly, on a quarterly basis, the Company assesses the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of a hypothetical designated perfect hedged item or transaction. If the change in the actual swap is greater than the change in the hypothetical perfect swap, the difference is referred to as “ineffectiveness” and is recognized in earnings in the current period.
Concentration of Risk
Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash, cash equivalents and trade accounts receivable. Cash held with financial institutions may exceed the Federal Deposit Insurance Corporation insurance limits or similar limits in foreign jurisdictions. The Company has not experienced any losses on its deposits of cash and cash equivalents. The Company performs ongoing credit evaluations of its customers and, except for government tenders, group purchases and orders with a letter of credit, its industrial customers often provide a down payment. The Company maintains an allowance for doubtful accounts based upon the expected collectability of all accounts receivable. The Company obtains some of the components in its products from a limited group of suppliers or from a single-source supplier. The Company has neither experienced nor expects any significant disruptions to its operations due to supplier concentration.
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
Goodwill and Intangible Assets
Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net identified tangible and intangible assets acquired. Purchased intangible assets are carried at cost, net of accumulated amortization, and are included in other assets in the Company's condensed consolidated balance sheets. Intangible assets with finite lives are amortized over their estimated useful lives of primarily two to seven years using the straight-line method.
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
The Company evaluates goodwill and indefinite lived intangible assets qualitatively for impairment at least annually in beginning of the fourth quarter of each fiscal year or whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. If the Company determines that a quantitative analysis is necessary, the impairment test for goodwill is currently a two-step process. Step one consists of a comparison of the fair value of a reporting unit against its carrying amount, including the goodwill allocated to each reporting unit. The Company determines the fair value of its reporting units based on a combination of income and market approaches. The income approach is based on the present value of estimated future cash flows of the reporting units, and the market approach is based on a market multiple calculated for each reporting unit based on market data of other companies engaged in similar business. If the carrying amount of the reporting unit is in excess of its fair value, step two requires the comparison of the implied fair value of the reporting unit’s goodwill against the carrying amount of the reporting unit’s goodwill. Any excess of the carrying value of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill is recorded as an impairment loss. The impairment test for intangible assets with indefinite useful lives, if any, consists of a comparison of fair value to carrying value, with any excess of carrying value over fair value being recorded as an impairment loss.
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
Share-Based Compensation Expense
The Company has an equity-based incentive plan that provides for the grant of nonqualified stock options and restricted stock units to directors, officers and other employees. The Company also permits employees to purchase shares under the Varex employee stock purchase plan. Prior to the separation, the Company’s employees historically participated in Varian’s equity-based incentive plans. Share-based compensation expense through the date of separation included allocations to the Company based on the awards and terms previously granted to its employees as well as an allocation of Varian’s corporate and shared functional employee expenses.
The Company values stock options granted and the option component of the shares of common stock purchased under the equity-based incentive plans and stock purchased under the employee stock purchase plan using the Black-Scholes option-pricing model. Share-based compensation expense for restricted stock units is measured using the fair value of the Company’s stock on the date of grant and is amortized over the award’s respective service period. The Black-Scholes option-pricing model requires the input of certain assumptions, and changes in the assumptions can materially affect the fair value estimates of share-based payment awards.
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
The Company is subject to taxes on earnings in both the United States and numerous foreign jurisdictions. Foreign earnings are generally taxed at rates lower than United States rates, earnings in certain foreign jurisdictions are currently subject to tax in the United States, and the benefit of losses generated in other foreign jurisdictions is reduced due to full valuation allowance positions in those jurisdictions. Our effective tax rate is impacted by these factors as well as existing laws in both the United States and in the respective countries in which foreign subsidiaries do business. In addition, a change in the mix of earnings and losses among the various jurisdictions could increase or decrease our effective tax rate.
Foreign Currency Translation
The Company uses the U.S. Dollar as the functional currency of its foreign operations. Gains and losses from remeasurement of foreign currency balances into U.S. Dollars are included in the condensed consolidated statements of earnings.
Recent Accounting Standards or Updates Not Yet Effective
In March 2016, the FASB issued Accounting Standard Update ("ASU") 2016-09 which includes an amendment to its accounting guidance related to employee share-based payments. The amendment simplifies several aspects of the accounting for employee share-based payments, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The amendment will be effective for the Company beginning in its first quarter of fiscal year 2018 with early adoption permitted. The Company is evaluating the impact of adopting this amendment to its condensed consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04 which clarified its guidance to simplify the measurement of goodwill by eliminating the Step 2 impairment test. The new guidance requires companies to perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The amendment will be effective for the Company beginning in its first quarter of fiscal year 2021. The amendment is required to be adopted prospectively. Early adoption is permitted. The Company is evaluating the impact of adopting this amendment to its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02 on accounting for leases. The new standard is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. The new standard will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statement of earnings. The new standard is required to be adopted using a modified retrospective method to each prior reporting period presented with various optional practical expedients. The new standard will be effective for the Company beginning in its first quarter of fiscal year 2020 with early adoption permitted. The Company is evaluating the impact of adopting this new standard to its condensed consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, a new revenue standard, which sets forth a single, comprehensive revenue recognition model for all contracts with customers to improve comparability. The new standard requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB amended the principal-versus-agent implementation guidance and illustrations in the new standard. In April 2016, the FASB amended the guidance on identifying performance obligations and the implementation guidance on licensing in the new standard. In May 2016, the FASB amended the guidance on collectability, noncash consideration, presentation of sales tax and transition in the new standard. The new standard will be effective for the Company beginning in its first quarter of fiscal year 2019, with early adoption permitted, but not before the first quarter of fiscal year 2018. The new standard can be applied either retrospectively to each prior reporting period presented (i.e., full retrospective adoption) or with the cumulative effect of initially applying the update recognized at the date of the initial application (i.e., modified retrospective adoption) along with additional disclosures. The Company is evaluating the timing and the impact of adopting this standard to its condensed consolidated financial statements.
4. BUSINESS COMBINATIONS
Acquisition of PerkinElmer’s Medical Imaging Business
On May 1, 2017, the Company completed the acquisition of the PerkinElmer, Inc. (“PKI”) Medical Imaging business (“PKI Imaging”) for the initial purchase price of $277.4 million, or $273.3 million after post-closing working capital adjustments. The acquisition consisted of PerkinElmer Medical Holdings, Inc. and Dexela Limited, together with certain assets of PKI and its direct and indirect subsidiaries relating to digital flat panel X-ray detectors that serve as components for industrial, medical, dental and veterinary X-ray imaging systems. PKI Imaging has about 280 employees, is headquartered in Santa Clara, California and has additional operations in Germany, the Netherlands and the United Kingdom. The acquisition of PKI Imaging was pursuant to the Master Purchase and Sale Agreement, dated December 21, 2016 (the “Purchase Agreement”), by and between PKI and Varian and the subsequent Assignment and Assumption Agreement, dated January 27, 2017, by and between Varian and Varex, pursuant to which Varian assigned and conveyed all of its rights, obligations, title and interest in the Purchase Agreement to Varex. The Company believes that the acquisition could result in opportunities to increase its imaging expertise and complement its existing imaging detector business while providing revenue and cost synergy opportunities over time.
On the Closing Date, Varex paid PKI and its subsidiaries approximately $277.4 million in cash to acquire PKI Imaging, which included $1.4 million of cash. Subsequent to the Closing Date, the initial purchase price was reduced by $4.2 million pursuant to the post-closing working capital adjustment, which resulted in total cash consideration for the acquisition of $273.3 million. This post-closing working capital adjustment is included in Other Current Assets in the Condensed Consolidated Balance Sheets at June 30, 2017.
The following amounts represent the determination of the fair value of identifiable assets acquired and liabilities for PKI Imaging:

(In millions)	Fair Value
Total cash consideration	$273.3

Allocation of the purchase consideration:
Cash	$1.4
Accounts Receivable	18.7
Inventory	34.7
Prepaids and other current assets	0.6
Property, plant, and equipment	21.4
Other assets, non-current	2.0
Intangibles	81.1
Goodwill	168.8
Total assets acquired	328.7

Current liabilities	(17.9)
Other liabilities, non-current	(37.5)
Total liabilities assumed	(55.4)
Net assets acquired	$273.3
The fair value assigned to goodwill is attributable to expected cost synergy opportunities. Included in the goodwill recorded for the PKI Imaging acquisition is approximately $35 million that will be deductible for income tax purposes in Germany, China and the Netherlands. The remaining goodwill related to the stock acquisition in the United States is not tax deductible. Also, as a result of the acquisition, non-current deferred income tax liability increased by approximately $31 million related to basis differences for both tangible and intangible assets acquired as part of the stock purchases in the United States and the United Kingdom, and asset purchases in Germany, the Netherlands and China.
The following amounts represent the determination of the fair value of identifiable intangible assets for PKI Imaging, which are amortized straight-line:

(In millions)	Fair Value	Estimated Useful Life (In Years)
Favorable leasehold interests	$3.8	6
Backlog	1.2	1
Trade names	1.4	5
Developed technology	37.7	7
IPR&D	4.0	indefinite
Customer relationships	33.0	7
Total intangible assets acquired	$81.1
The following amounts represent revenues by reporting segment from PKI Imaging from the acquisition date of May 1, 2017 through June 30, 2017:

May 1, 2017 through June 30, 2017
(In millions)
PKI Imaging business revenues
Medical	$17.7
Industrial	9.0
Total PKI Imaging business revenues	$26.7

Unaudited Pro Forma Information
The unaudited pro-forma amounts presented below for the nine months ended June 30, 2017 and nine months ended July 1, 2016 are presented for informational purposes only. In addition to the Company's results for the periods presented, the amounts below also include effects of the PKI Imaging acquisition as if it had been consummated on October 3, 2015. Audited results for the PKI Imaging acquisition for the fiscal years ended 2016 and 2015 are noted in the Company’s Form 8-K/A filed with the SEC on July 7, 2017.
These unaudited pro-forma results include effects that are directly attributable to the acquisition which include the amortization of intangible assets, interest expense, and other adjustments, including estimated tax effects. The unaudited pro-forma results do not reflect any operating efficiencies or potential cost savings which may result from the integration of the PKI Imaging acquisition and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred at the beginning of the period presented nor are they indicative of future results of operations or results that might have been achieved had the acquisition been consummated as of October 3, 2015.

	Nine Months Ended
(In millions)	June 30, 2017	July 1, 2016
Revenue	$562.1	$563.6
Operating earnings	$64.2	$95.8
Net earnings	$35.9	$54.9
Net earnings per share, basic	$0.96	$1.47
Net earnings per share, diluted	$0.95	$1.46
5. RELATED-PARTY TRANSACTIONS
Transactions with Varian Medical Systems, Inc.
During the three months ended June 30, 2017 and July 1, 2016, the Company recorded sales to Varian of $6.4 million and $4.7 million, respectively, and recorded purchases of products from Varian of $0.5 million and $0.5 million, respectively. During the nine months ended June 30, 2017 and July 1, 2016, the Company recorded sales to Varian of $19.2 million and $16.2 million, respectively, and recorded purchases of products from Varian of $1.4 million and $1.5 million, respectively.
Allocated Costs
Prior to the separation on January 28, 2017, the condensed consolidated financial statements include allocations of corporate expenses from Varian to the Company. These allocated expenses include costs of information technology, human resources, accounting, legal, facilities, insurance, treasury and other corporate and infrastructure services. Allocated costs also include research and development expenses from Varian’s scientific research facility. These costs have been allocated to the Company on the basis of direct usage when identifiable or other systematic measures that reflect utilization of services provided to or benefits received by the Company. The Company considers the expense allocation methodology and results to be reasonable for all periods presented.
Allocated costs included in the accompanying condensed consolidated statements of earnings are as follows:

	Three Months Ended		Nine Months Ended
(In millions)	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Selling, general and administrative	$—	$8.6	$12.4	$28.2
Research and development	—	0.4	—	0.9
Interest expense, net of interest income	—	0.3	0.5	0.9
Net Parent Investment
In conjunction with the separation, net parent company investment in the condensed consolidated balance sheets and condensed consolidated statements of equity was converted into Varex common stock.
In accordance with the Separation and Distribution Agreement, the Company transferred $27.1 million to Varian during the three months ended June 30, 2017, which represented all cash and cash equivalents in excess of $5 million, other than any cash and cash equivalents held by MeVis Medical Solutions AG (“MeVis”) and any Varex entities needed in order to complete the transfer of certain assets and subsidiaries from Varian. Funds held to complete these asset and subsidiary transfers was approximately $18.6 million as of June 30, 2017 and is included in accrued liabilities.
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
The equity investment in dpiX Holding is accounted for under the equity method of accounting. When the Company recognizes its share of net profits or losses of dpiX Holding, profits or losses in inventory purchased from dpiX are eliminated until realized by the Company. During the three months ended June 30, 2017 and July 1, 2016, the Company recorded income and (loss) on the equity investment in dpiX Holding of $2.3 million and $(0.8) million, respectively. During the nine months ended June 30, 2017 and July 1, 2016, the Company recorded income and (loss) on the equity investment in dpiX Holding of $2.9 million and $(0.9) million, respectively. Income and loss on the equity investment in dpiX Holding is included in other income (expense), net in the condensed consolidated statements of earnings. The carrying value of the equity investment in dpiX Holding, which was included in investments in privately-held companies on the condensed consolidated balance sheets, was $50.0 million and $47.2 million at June 30, 2017 and September 30, 2016, respectively.
During the three months ended June 30, 2017 and July 1, 2016, the Company purchased glass transistor arrays from dpiX totaling $5.3 million and $6.4 million, respectively. During the nine months ended June 30, 2017 and July 1, 2016, the Company purchased glass transistor arrays from dpiX totaling $10.9 million and $16.8 million, respectively. These purchases of glass transistor arrays are included as a component of inventories on the condensed consolidated balance sheets or cost of revenues—product in the condensed consolidated statements of earnings for these fiscal years.
As of June 30, 2017 and September 30, 2016, the Company had accounts payable to dpiX totaling $5.0 million and $4.2 million, respectively.
In October 2013, the Company entered into an amended agreement with dpiX and other parties that, among other things, provides the Company with the right to 50% of dpiX’s total manufacturing capacity produced after January 1, 2014. The amended agreement requires the Company to pay for 50% of the fixed costs (as defined in the amended agreement), as determined at the beginning of each calendar year. As of June 30, 2017, the Company estimated it has fixed cost commitments of $8.1 million related to this amended agreement through the remainder of fiscal year 2017. The fixed cost commitment for future periods will be determined and approved by the dpiX board of directors at the beginning of each calendar year. The amended agreement will continue unless the ownership structure of dpiX changes (as defined in the amended agreement).

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
6. CONCENTRATION OF CREDIT RISK

Credit is extended to customers based on an evaluation of the customer’s financial condition, and collateral is not required. During the periods presented, one customer accounted for a significant portion of revenues, which are as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Revenues to Toshiba Medical Systems	18.8%	24.6%	20.5%	22.8%

Toshiba Medical Systems accounted for 11.5% and 13.0% of the Company’s accounts receivable as of June 30, 2017 and September 30, 2016, respectively.

7. FINANCIAL DERIVATIVES AND HEDGING ACTIVITIES

As part of the Company’s overall risk management practices, the Company enters into financial derivatives, which include interest rate swaps designed as cash flow hedges, to hedge the LIBOR-based, floating interest rate on its debt.
The Company records all derivatives on the consolidated balance sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting.
The effective portion of the gain or loss on derivative instruments designated and qualifying for cash flow hedge accounting is deferred in other comprehensive income. Any ineffectiveness in these designated hedging relationships is recognized in current period earnings. The changes in fair value for all trades that are not designated for hedge accounting are recognized in current period earnings. Deferred gains or losses from designated cash flow hedges are reclassified into earnings in the period that the hedged interest expense effect earnings. The effectiveness of cash flow hedges is assessed at inception and quarterly thereafter. If the instrument were to no longer qualify for hedge accounting due to it becoming probable that the originally-forecasted hedged transactions will not occur, then hedge accounting would cease and the related change in fair value of the ineffective portion of the derivative instrument would be reclassified from accumulated other comprehensive income (loss) and recognized in earnings. The Company does not offset fair value amounts recognized for derivative instruments in its balance sheet for presentation purposes.
Credit risk related to derivative transactions reflects the risk that a party to the transaction could fail to meet its obligation under the derivative contracts. Therefore, the Company’s exposure to the counterparty’s credit risk is generally limited to the amounts, if any, by which the counterparty’s obligations to the Company exceed the Company’s obligations to the counterparty. The Company’s policy is to enter into contracts only with financial institutions which meet certain minimum credit ratings to help mitigate counterparty credit risk.
Derivatives Designated as Hedging Instruments - Cash Flow Hedges
The Company uses interest rate swap contracts as cash flow hedges to manage its exposure to fluctuations in LIBOR interest rates. Interest rate swap contracts hedging variable rate debt effectively fix the LIBOR component of its interest rate for a specific period of time.
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is deferred as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets and is subsequently reclassified into earnings in the period that the hedged interest expense effects earnings. The ineffective portion of the changes in fair value of derivatives designated as cash flow hedges are recognized directly to earnings and reflected in the accompanying condensed consolidated statements of earnings. No ineffectiveness was reported in earnings for the period ending June 30, 2017.
As of June 30, 2017, the Company had the following outstanding derivatives designated as hedging instruments:

(In millions, except for number of instruments)	Number of Instruments	Notional Value
Interest Rate Swap Contracts	6	$296.3

These contracts have maturities of four years or less.
The following table summarizes the amount of income recognized from derivative instruments for the periods indicated and the line items in the accompanying statements of operations where the results are recorded for cash flow hedges:

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion) Three months ended		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) Three months ended		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion) Three months ended
(In millions)	June 30, 2017	July 1, 2016		June 30, 2017	July 1, 2016		June 30, 2017	July 1, 2016
Interest Rate Swap Contracts	$0.6	$—	Interest expense	$—	$—	Interest expense	$—	$—

The Company expects that approximately $(1.0) recorded as a component of accumulated other comprehensive income (loss) will be realized in the statements of earnings over the next 12 months and the amount will vary depending on interest rates.
These derivative instruments are subject to master netting agreements giving effect to rights of offset with each counterparty. The following table summarizes the fair values of derivative instruments as of the periods indicated and the line items in the accompanying consolidated balance sheets where the instruments are recorded:

	Derivative Assets			Derivative Liabilities
(In millions)		June 30, 2017	September 30, 2016		June 30, 2017	September 30, 2016
Derivatives designated as cash flow hedges	Balance sheet location			Balance sheet location
Interest rate swap contracts	Other non-current assets	$1.6	$—	Other non-current assets	$—	$—
Interest rate swap contracts	Other current liabilities	—	—	Other current liabilities	(1.0)	—
		$1.6	$—		$(1.0)	$—
8. FAIR VALUE
Assets/Liabilities Measured at Fair Value on a Recurring Basis
In the tables below, the Company has segregated all assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

(In millions)	Fair Value Measurements at June 30, 2017
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents - Money market funds	$10.6	$—	$—	$10.6
Interest rate swap contracts	—	1.6	—	1.6
Total assets measured at fair value	$10.6	$1.6	$—	$12.2

Liabilities:
Interest rate swap contracts	$—	$1.0	$—	$1.0
As of June 30, 2017, the outstanding borrowings under the Company's credit agreement were $498.7 million, net of deferred loan costs, which approximated its fair value. The fair values of certain of the Company’s financial instruments, including bank deposits included in cash and cash equivalents, accounts receivable and accounts payable, also approximate their fair values due to their short maturities.
At September 30, 2016, the Company did not have any assets or liabilities measured at fair value on a recurring basis.
There were no financial assets or liabilities measured on a recurring basis using significant unobservable inputs (Level 3) and there were no transfers in or out of Level 1, 2 or 3 during the three and nine months ended June 30, 2017.
9. INVENTORY, NET
The following table summarizes the Company’s inventories, net:

(In millions)	June 30, 2017	September 30, 2016
Raw materials and parts, net	$189.9	$150.0
Work-in-process, net	15.6	7.2
Finished goods, net	50.8	40.2
Total inventories, net	$256.3	$197.4

Total inventories, net at June 30, 2017 includes approximately $31.7 million of inventories, net related to the acquired PKI Imaging business.
10. GOODWILL AND INTANGIBLE ASSETS
The following table reflects goodwill by reportable operating segment:

(In millions)	Medical	Industrial	Total
Balance at September 30, 2016	$55.7	$19.0	$74.7
Business combinations - PerkinElmer Medical Imaging Business	92.3	76.5	168.8
Disposition of business	(0.2)		(0.2)
Balance at June 30, 2017	$147.8	$95.5	$243.3
In the fourth quarter of fiscal year 2016, the Company realigned its segments and goodwill was re-allocated to the Medical and Industrial reporting units based on their relative fair values. There were no impairment charges recognized as a result of the change in reporting units between September 30, 2016 and June 30, 2017.

The following table reflects the gross carrying amount and accumulated amortization of the Company’s finite-lived intangible assets included in other assets in the condensed consolidated balance sheets:

(In millions)	June 30, 2017	September 30, 2016
Acquired existing technology	$61.0	$19.5
Patents, licenses and other	19.4	9.8
Customer contracts and supplier relationship	42.1	9.4
Accumulated amortization	(27.0)	(18.0)
Net carrying amount	$95.5	$20.7
Amortization expense for intangible assets was $3.4 million and $1.2 million for the three months ended June 30, 2017 and July 1, 2016, respectively, and $6.2 million and $4.2 million for the nine months ended June 30, 2017 and July 1, 2016, respectively.
11. COMMITMENTS AND CONTINGENCIES
Product Warranty
The following table reflects the changes in the Company’s accrued product warranty:

(In millions)	Warranty Allowance
Accrued product warranty, September 30, 2016	$6.9
Product warranty for PKI Imaging	1.2
Charged to cost of revenues	7.6
Actual product warranty expenditures	(8.9)
Accrued product warranty, June 30, 2017	$6.8
Other Commitments
See Note 5, “Related Party Transactions” for additional information about the Company’s commitments to dpiX.
See Note 13, “Noncontrolling Interests” for additional information about the Company’s commitment to the noncontrolling shareholders of MeVis.
 Contingencies
From time to time, the Company is a party to or otherwise involved in legal proceedings, claims and government inspections or investigations and other legal matters, both inside and outside the United States, arising in the ordinary course of its business or otherwise. The Company accrues amounts, to the extent they can be reasonably estimated, that it believes are adequate to address any liabilities related to legal proceedings and other loss contingencies that the Company believes will result in a probable loss (including, among other things, probable settlement value). A loss or a range of loss is disclosed when it is reasonably possible that a material loss will be incurred and can be estimated or when it is reasonably possible that the amount of a loss, when material, will exceed the recorded provision. The Company did not have any contingent liabilities as of June 30, 2017 and September 30, 2016. Legal expenses are expensed as incurred.
12. BORROWINGS

Credit Facility
On January 25, 2017, the Company entered into a revolving credit facility (the "Previous Revolving Credit Facility"), which matured in five years, and a term facility (the "Previous Term Facility"), which was to be repaid over five years, with 7.5% payable in quarterly installments during the first two years, 10% payable in quarterly installments during the third and fourth years and 15% payable in quarterly installments in the fifth year. The credit agreement relating to the Previous Revolving Credit Facility and the

Previous Term Facility (the “Previous Credit Agreement”) contained various customary restrictive covenants that limited, among other things, the incurrence of indebtedness by Varex and its subsidiaries, the grant or incurrence of liens by Varex and its subsidiaries, the entry into sale and leaseback transactions by Varex and its subsidiaries, and the entry into certain fundamental change transactions by Varex and its subsidiaries. It also contained customary events of default and certain financial covenants, including the requirement to maintain certain financial ratios. The Previous Credit Agreement was secured by the stock and assets of certain Varex subsidiaries. The Previous Credit Agreement had several borrowing and interest rate options including the following indices: (i) the LIBOR rate, or (ii) the base rate (equal to the greater of the prime rate, the federal funds rate plus 0.50% or the LIBOR rate for a one-month period plus 1.00%). Loans under the Previous Credit Agreement bore interest at a rate per annum using the applicable indices plus a varying interest rate margin of between 1.125% and 2.125%. The Previous Credit Agreement also provided for fees applicable to amounts available to be drawn under outstanding letters of credit of 0.125% and a fee on unused commitments which ranges from 0.20% to 0.40%. On January 25, 2017, Varex borrowed $203 million under Previous Term Facility and transferred $200.0 million to Varian.
On May 1, 2017 and in connection with the acquisition of PKI Imaging, Varex entered into a new secured revolving credit facility (the "Revolving Credit Facility") in an aggregate principal amount of up to $200 million with a five-year term, and a secured term facility (the "Term Facility" and together with the Revolving Credit Facility, the "Credit Agreement") in an aggregate principal amount of $400 million. The Term Facility will be repaid over five years, with 5.0% payable in quarterly installments during each of the first two years of the term thereof, 7.5% payable in quarterly installments during the third and fourth years of the term thereof, and 10% payable in quarterly installments in the fifth year of the term thereof, with the remaining amount due at maturity. Varex used the net proceeds from the Term Facility, and the net proceeds from approximately $97 million drawn on the Revolving Credit Facility, to pay the approximately $276 million purchase price for the acquisition of PKI Imaging, plus related credit facility fees, and to repay all of Varex’s obligations under the Previous Credit Agreement.
The Credit Agreement contains various customary restrictive covenants that limits, among other things, the incurrence of indebtedness by Varex and its subsidiaries, the grant or incurrence of liens by Varex and its subsidiaries, the entry into sale and leaseback transactions by Varex and its subsidiaries, and the entry into certain fundamental change transactions by Varex and its subsidiaries. It also contains customary events of default and certain financial covenants, including the requirement to maintain certain financial ratios. The Credit Agreement is secured by the stock and assets of Varex’s material subsidiaries. The Credit Agreement has several borrowing and interest rate options including the following indices: (a) LIBOR rate, or (b) the base rate (equal to the greater of the prime rate, the federal funds rate plus 0.50% or the LIBOR rate for a one-month period plus 1.00%). Loans under the Credit Agreement bear interest at a rate per annum using the applicable indices plus a varying interest rate margin of between 1.75% and 2.75% (for LIBOR rate loans) and 0.75%-1.75% (for base rate loans). The Credit Agreement also provides for fees applicable to amounts available to be drawn under outstanding letters of credit of 0.125%, and a fee on unused commitments which ranges from 0.25% to 0.40%.
At June 30, 2017, the Company had $478.7 million in long-term debt outstanding and $20.0 million of current maturities of long-term debt outstanding, net of deferred issuance costs of $11.3 million.
13. REDEEMABLE NONCONTROLLING INTERESTS
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

Changes in redeemable noncontrolling interests relating to MeVis were as follows:

Nine Months Ended
(In millions)	June 30, 2017
Balance at beginning of period	$10.3
Net earnings attributable to noncontrolling interests	0.2
Other	(0.2)
Balance at end of period	$10.3
During the three months ended June 30, 2017, the Company purchased an immaterial number of MeVis’ shares under the put right. At June 30, 2017, noncontrolling shareholders together held approximately 0.5 million shares of MeVis, representing 26.3% of the outstanding shares.
14. NET EARNINGS PER SHARE
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
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per common share is as follows:

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	June 30, 2017	July 1, 2016(1)	June 30, 2017(2)	July 1, 2016(1)
Net earnings attributable to Varex	$10.6	$17.6	$36.8	$46.5
Weighted average shares outstanding - basic	37.6	37.4	37.5	37.4
Dilutive effect of potential common shares	0.4	0.3	0.4	0.3
Weighted average shares outstanding - diluted	38	37.7	37.9	37.7
Net earnings per share attributable to Varex - basic	$0.28	$0.47	$0.98	$1.24
Net earnings per share attributable to Varex - diluted	$0.28	$0.47	$0.97	$1.23
Anti-dilutive employee shared based awards, excluded	1.0	0.7	1.0	0.7
(1) Basic and diluted net earnings for the three and nine months ended July 1, 2016 is calculated using the number of common shares distributed on January 28, 2017.
(2) Basic and diluted net income per share for the nine months ended June 30, 2017 is calculated using the weighted average number of common shares outstanding for the period beginning after the distribution date.

The Company excludes potentially dilutive common shares (consisting of shares underlying stock options and the employee stock purchase plan) from the computation of diluted weighted average shares outstanding if the inclusion of the shares underlying these stock awards would be anti-dilutive to earnings per share.
15. EMPLOYEE STOCK PLANS
Employee Stock Plans
Prior to the separation and distribution, the Company’s employees participated in Varian's stock-based compensation plans, which provided for the grants of stock options, restricted stock units and performance shares among other types of awards under Varian’s Third Amended and Restated 2005 Omnibus 2005 Stock Plan (the “Third Amended 2005 Plan”). The expense associated with the Company’s employees who participated in the Third Amended 2005 Plan is included in the accompanying condensed consolidated statements of earnings. Subsequent to the separation and distribution, the Company's employees participate in Varex's 2017 Omnibus Stock Plan and 2017 Employee Stock Purchase Plan.
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
The table below summarizes the effect of recording share-based compensation expense and for the option component of the employee stock purchase plan shares:

	Three Months Ended		Nine Months Ended
(In millions)	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Cost of revenues	$0.4	$0.2	$0.7	$0.7
Research and development	0.4	0.4	3.5	1.0
Selling, general and administrative (1)	1.7	1.8	1.9	5.3
Total share-based compensation expense	$2.5	$2.4	$6.1	$7.0

(1) Includes allocated share-based compensation of $0 million and $0.8 million for the three and nine months ended June 30, 2017, respectively, and $0.8 million and $2.5 million for the three and nine months ended July 1, 2016, respectively, charged by Varian to the Company for certain Varian employees who provided general and administrative services on the Company’s behalf.
Stock Option Activity
The following table summarizes the activity for stock options under Varex’s employee incentive plans for the Company’s employees:

	Options Outstanding
(In thousands, except per share amounts and the remaining term)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (2)
Balance at September 30, 2016 (1)	1,015	$26.14
Granted	1,052	31.2
Canceled, expired or forfeited	(17)	27.85
Exercised	(122)	22.6
Balance at June 30, 2017	1,928	$29.11	5.5	$9,057

Exercisable at June 30, 2017	670	$26.70	3.8	$4,758
(1) The outstanding options at September 30, 2016 represent outstanding options after converting such awards in accordance with the Employee Matters Agreement filed as Exhibit 10.3 to the Company's Form 10 filed with the SEC on January 12, 2017.
(2) The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and the closing price of Varex common stock of $33.80 as of June 30, 2017, the last trading date of the Company's third quarter, and which represents the amount that would have been received by the option holders had all option holders exercised their options and sold the shares received upon exercise as of that date.
Restricted Stock Units
The following table summarizes the activity for restricted stock units under Varex’s employee incentive plans for the Company’s employees:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at September 30, 2016 (1)	385	$27.42
Granted	334	31.33
Vested	(185)	27.84
Canceled or expired	(9)	26.71
Balance at June 30, 2017	525	$29.77
(1) The outstanding RSUs at September 30, 2016 represent outstanding units after converting such units in accordance with the Employee Matters Agreement filed as Exhibit 10.3 to the Company's Form 10 filed with the SEC on January 12, 2017.
16. TAXES ON EARNINGS
The Company recognized income tax expense of $5.1 million and $9.3 million for the three months ended June 30, 2017 and July 1, 2016, respectively, for effective rates of 32.3% and 34.3%, respectively, computed using an estimated effective rate method based on forecasted earnings. The estimated effective rate for the current year is lower due to a difference in the mix of forecasted earnings by jurisdiction and overall global tax structure for Varex as a stand-alone company compared to the prior year when it was part of Varian.
The Company recognized income tax expense of $19.6 million and $26.4 million for the nine months ended June 30, 2017 and July 1, 2016, respectively, for effective rates of 34.6% and 36.1%, respectively, computed using an estimated effective rate method based on forecasted earnings. The reduction in the estimated effective rate for the current year results from the difference in the mix of forecasted earnings by jurisdiction and overall global tax structure for Varex as a stand-alone company compared to the prior year when it was part of Varian.
These effective rates differ from the statutory rate of 35% primarily as a result of U.S. state income taxes and losses in foreign jurisdictions for which no benefit is recorded due to valuation allowance positions partially offset by earnings in other foreign jurisdictions taxed at lower rates and U.S. domestic production activities deduction and research and development credits.
As noted in the previous description of the PKI Imaging acquisition in Note 4, "Business Combinations" the Company recorded an incremental non-current deferred tax liability of approximately $31 million related to basis differences for both tangible and intangible assets acquired as part of the stock purchases in the United States and the United Kingdom, and assets purchases in Germany, the Netherlands and China.
17. SEGMENT INFORMATION
As part of the Company's transition to a stand-alone company, the Company’s Chief Executive Officer, who is also its Chief Operating Decision maker (“CODM”), re-evaluated the product groupings and how he views and measures the business performance, and, therefore, subsequent to the filing of the preliminary registration statement on Form 10 on August 11, 2016, the Company reorganized its two reportable operating segments into Medical and Industrial. The realigned segments better align the Company’s products and service offerings with customer use in medical and industrial markets and are consistent with how the CODM evaluates the business for the allocation of resources. The CODM allocates resources to and evaluates the financial performance of each operating segment primarily based on revenues and gross margin. The new operating and reportable segment structure provides better visibility and clarity into the financial performance of the Company’s products, as well as an alignment between business strategies and operating results.

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
Information related to the Company’s segments is as follows:

	Three Months Ended		Nine Months Ended
(In millions)	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Revenues
Medical	$134.7	$125.9	$392.1	$370.8
Industrial	35.4	25.5	90.3	77.2
Total revenues	$170.1	$151.4	$482.4	$448.0
Gross margin
Medical	$45.3	$52.1	$136.9	$144.8
Industrial	14.2	10.9	38.9	34.4
Total gross margin	$59.5	$63.0	$175.8	$179.2
Geographic Revenues

	Three Months Ended		Nine Months Ended
(In millions)	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Americas	$61.7	$48.4	$159.7	$161.6
EMEA	54.1	43.8	150.2	132.9
APAC	54.3	59.2	172.5	153.5
Total revenues	$170.1	$151.4	$482.4	$448.0
The Company operates various manufacturing and marketing operations outside the United States. Allocation between domestic and foreign revenues is based on known final destination of products sold.
The following table summarizes the Company’s total assets by its reportable segments:

(In millions)	June 30, 2017	September 30, 2016
Identifiable assets
Medical	$847.7	$481.4
Industrial	198.8	134.7
Total reportable segments	$1,046.5	$616.1
Unallocated corporate assets	—	6.3
Total combined assets	$1,046.5	$622.4

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
Overview
Varex Imaging Corporation is a leading innovator, designer and manufacturer of X-ray imaging components, which include tubes, digital flat panel detectors and other image processing solutions, which are key components of X-ray imaging systems. With a 65+ year history of successful innovation, Varex’s components are used in medical imaging as well as in industrial and security imaging applications. Global OEM manufacturers of X-ray imaging systems use the company’s X-ray sources, digital detectors, connecting devices and imaging software as components in their systems to detect, diagnose and protect. Varex has approximately 1,900 full-time equivalents employees, located at manufacturing and service center sites in North America, Europe, and Asia. For more information about Varex, visit vareximaging.com.
On May 1, 2017, we acquired the Medical Imaging business of PerkinElmer, Inc. for net cash consideration of $271.8 million. The acquisition consisted of PerkinElmer Medical Holdings, Inc. and Dexela Limited, together with certain assets of PKI and its direct and indirect subsidiaries relating to digital flat panel X-ray detectors that serve as components for industrial, medical, dental and veterinary X-ray imaging systems. PKI Imaging has about 280 employees, is headquartered in Santa Clara, California and has additional operations in Germany, the Netherlands and the United Kingdom. We believe the acquisition complements our existing imaging detector business and will provide increased expertise and opportunities for Varex in the future.
Our products are sold in three geographic regions: The Americas, EMEA, and APAC. The Americas includes North America (primarily United States) and Latin America. EMEA includes Europe, Russia, the Middle East, India and Africa. APAC includes Asia and Australia. Revenues by region are based on the known final destination of products sold.
Our success depends upon our ability to anticipate changes in our markets, the direction of technological innovation and the demands of our customers. A significant portion of our customers are outside of the United States, and products in this business are generally priced in U.S. Dollars. Demand for our products can be negatively impacted by the strengthening of the U.S. Dollar, and can cause our products to be priced higher compared to products sold in non-U.S. Dollar currencies. We are continuing to have some customers ask for additional discounts, delay purchasing decisions, or move to in-sourcing supply of such components or migrate to lower cost alternatives. The market for border protection systems has stabilized; however, end customers, particularly in oil-based economies and war zones in which we have a significant customer base, continue to delay tenders, resulting in reduced demand for security products.
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
The digital detector market continues to mature from initial product introductions approximately 10 years ago. For the past few years, we have experienced price erosion for these products, predominantly in the highly-competitive market for radiographic detectors. We anticipate this trend will continue in the foreseeable future.
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
Fiscal Year
Our fiscal year is a 52 or 53-week period ending on the Friday nearest September 30. Fiscal year 2016 was a 52-week period that ended on September 30, 2016. The fiscal quarters ended June 30, 2017 and July 1, 2016 were both 13-week periods.
Discussion of Results of Operations for the Three Months Ended June 30, 2017 Compared to the Three Months Ended July 1, 2016

Revenues

	Three Months Ended
(In millions)	June 30, 2017	July 1, 2016	$ Change	% Change
Medical	$134.7	$125.9	$8.8	7.0%
Industrial	35.4	25.5	9.9	38.8%
Total revenues	$170.1	$151.4	$18.7	12.4%
Medical as a percentage of total revenues	79%	83%
Industrial as a percentage of total revenues	21%	17%
Medical revenues increased by $8.8 million primarily due to $17.7 million in revenue from the acquired PKI Imaging business offset by a decrease in non-acquisition Medical revenues due to lower sales of X-ray tubes to APAC and lower digital detector sales. Industrial revenues increased $9.9 million due to $9.0 million in revenue from the acquired PKI Imaging business and an increase in non-acquisition Industrial revenue related to higher service and linear accelerator revenues for our security products, along with an increase in sales of industrial X-ray tubes. These increases in Industrial revenues were partially offset by a decrease in revenue from non-acquisition industrial detectors.

Revenues by Region

	Three Months Ended
(In millions)	June 30, 2017	July 1, 2016	$ Change	% Change
Americas	$61.7	$48.4	$13.3	27.5%
EMEA	54.1	43.8	10.3	23.5%
APAC	54.3	59.2	(4.9)	(8.3)%
Total revenues	$170.1	$151.4	$18.7	12.4%
Americas as a percentage of total revenues	36%	32%
EMEA as a percentage of total revenues	32%	29%
APAC as a percentage of total revenues	32%	39%
The Americas revenues included $10.0 million in revenue from the acquired PKI Imaging business. The remaining increase was due to higher sales of digital detectors. EMEA revenues included $11.8 million in revenue from the acquired PKI Imaging business. The decrease in non-acquisition EMEA revenues was due to a decrease in revenue from digital detectors partially offset by higher sales of X-ray tubes. APAC revenues included $4.9 million in revenue from the acquired PKI Imaging business. The decrease in non-acquisition APAC revenues was due to lower shipments of CT tubes and digital detectors.
Gross Margin

	Three Months Ended
(In millions)	June 30, 2017	July 1, 2016	$ Change	% Change
Medical	$45.3	$52.1	$(6.8)	(13.1)%
Industrial	14.2	10.9	3.3	30.3%
Total gross margin	$59.5	$63.0	$(3.5)	(5.6)%
Medical gross margin %	33.6%	41.4%
Industrial gross margin %	40.1%	42.7%
Total gross margin %	35.0%	41.6%
The decrease in total gross margin percentage was primarily due to higher amortization of intangible assets, a step-up inventory costs as a result of purchase price accounting related to the acquisition of the PKI Imaging business, and continued price erosion in digital detectors. The decrease in medical gross margin percentage was primarily due to the reasons stated above and strong sales of CT tubes in the prior-year quarter. The decrease in industrial gross margin percentage was primarily due to a change in product mix.
Operating Expenses

	Three Months Ended
(In millions)	June 30, 2017	July 1, 2016	$ Change	% Change
Research and development (1)	$17.7	$14.0	$3.7	26.4%
As a percentage of total revenues	10.4%	9.2%
Selling, general and administrative (2)	$26.3	$20.6	$5.7	27.7%
As a percentage of total revenues	15.5%	13.6%
Operating expenses	$44.0	$34.6	$9.4	27.2%
As a percentage of total revenues	25.9%	22.9%
(1) Research and development expenses included $0.0 million and $0.4 million allocated to us by Varian in the three months ended June 30, 2017 and three months ended July 1, 2016, respectively.

(2) Selling, general and administrative expenses include $0.0 million and $8.6 million of corporate costs allocated to us by Varian in the three months ended June 30, 2017 and the three months ended July 1, 2016, respectively.

 Research and Development

The increase in research and development expenses was due to acceleration and development of CT X-ray tubes and digital detectors, and includes approximately $2.7 million related to the acquired PKI Imaging business. We are committed to investing in the business to support long-term growth and believe long-term research and development expenses of approximately 8% to 9% of annual revenues is the appropriate range that will allow us to continue to innovate and bring new products to market for our global OEM customers.
Selling, General and Administrative
Selling, general and administrative expenses increased due to approximately $2.3 million of acquisition and integration related costs, increased marketing personnel expenses, partially offset by lower corporate and administration expenses as the prior quarter included costs allocated from Varian. Selling, general and administrative expenses includes approximately $2.5 million related to the acquired PKI Imaging business. Excluding the aforementioned $2.3 million of acquisition and integration related costs, selling, general and administrative expenses as percentage of total revenues was approximately 13.5 percent.
Interest and Other Income (Expense), Net
The following table summarizes the Company’s interest and other income (expense), net:

	Three Months Ended
(In millions)	June 30, 2017	July 1, 2016	$ Change
Interest income	$0.1	$0.1	$—
Interest expense	(4.2)	(0.4)	(3.8)
Other	4.4	(1.0)	5.4
Interest and other income (expense), net	$0.3	$(1.3)	$1.6
The increase in interest and other income (expense), net was due to increases in income from an equity method investment and foreign currency translation gains, offset by higher interest expense as a result of borrowings under our credit agreement. Interest and other income (expense) in the prior year primarily represents allocations of Varian’s interest expense and loss in an equity method investment.
Taxes on Earnings

	Three Months Ended
	June 30, 2017	July 1, 2016
Effective tax rate	32.3%	34.3%

     Our effective tax rate decreased primarily due to differences in forecasted earnings by jurisdiction and overall global tax structure for Varex as a stand-alone company compared to the prior year when Varex was part of Varian. The effective tax rate for the three months ended July 1, 2016 also included discrete items for the quarter.
In general, our effective income tax rate differs from the U.S. federal statutory rate due to increases resulting from U.S. state income tax expense and losses in foreign jurisdictions for which no benefit is recorded due to valuation allowance positions, which is partially offset by decreases due to earnings in other foreign jurisdictions that are taxed at lower rates, a U.S. domestic production activities deduction, and research and development credits.

Discussion of Results of Operations for the Nine Months Ended June 30, 2017 Compared to the Nine Months Ended July 1, 2016

Revenues

	Nine Months Ended
(In millions)	June 30, 2017	July 1, 2016	$ Change	% Change
Medical	$392.1	$370.8	$21.3	5.7%
Industrial	90.3	77.2	13.1	17.0%
Total revenues	$482.4	$448.0	$34.4	7.7%
Medical as a percentage of total revenues	81%	83%
Industrial as a percentage of total revenues	19%	17%
Medical revenues increased by $21.3 million primarily due to $17.7 million in revenue from the acquired PKI Imaging business and higher sales of digital detectors, partially offset by decreases in X-ray tubes. Industrial revenues increased by $13.1 million due to $9.0 million in revenue from the acquired PKI Imaging business and higher service and linear accelerator revenue on our security products, along with increased revenue from our industrial X-ray tube products. These increases were offset by declines in industrial detector sales.
Revenues by Region

	Nine Months Ended
(In millions)	June 30, 2017	July 1, 2016	$ Change	% Change
Americas	$159.7	$161.6	$(1.9)	(1.2)%
EMEA	150.2	132.9	17.3	13.0%
APAC	172.5	153.5	19.0	12.4%
Total revenues	$482.4	$448.0	$34.4	7.7%
Americas as a percentage of total revenues	33%	36%
EMEA as a percentage of total revenues	31%	30%
APAC as a percentage of total revenues	36%	34%
The Americas revenues include $10.0 million in revenue from the acquired PKI Imaging business, which was more than offset by lower sales of X-ray sources, digital detectors and high voltage connectors to our OEM customers. EMEA revenues include $11.8 million in revenue from the acquired PKI Imaging business and also had higher service and linear accelerator revenues from our security products, partially offset by decreased sales of X-ray tubes. APAC revenues also had $4.9 million in revenue from the acquired PKI Imaging business and also had higher sales of our X-ray tubes, digital detectors and high voltage connectors. The increased X-ray tube sales in the APAC region were due to higher volumes of CT tubes, while the increased digital detector sales were due to higher shipments of radiographic detectors to China.

Gross Margin

	Nine Months Ended
(In millions)	June 30, 2017	July 1, 2016	$ Change	% Change
Medical	$136.9	$144.8	$(7.9)	(5.5)%
Industrial	38.9	34.4	4.5	13.1%
Total gross margin	$175.8	$179.2	$(3.4)	(1.9)%
Medical gross margin %	34.9%	39.1%
Industrial gross margin %	43.1%	44.6%
Total gross margin %	36.4%	40.0%
Medical gross margin percentage decreased from the prior year primarily due to higher amortization of intangible assets, a step-up in inventory costs as a result of purchase price accounting related to the acquisition of the PKI Imaging business, changes in product mix related to higher sales of lower-margin products, price erosion in lower-tier radiographic digital detectors and higher costs of quality. Industrial gross margin decreased as a percentage of revenues due to a change in product mix from industrial digital detectors to industrial linear accelerators and X-ray tubes.
Operating Expenses

	Nine Months Ended
(In millions)	June 30, 2017	July 1, 2016	$ Change	% Change
Research and development (1)	$45.4	$39.6	$5.8	14.6%
As a percentage of total revenues	9.4%	8.8%
Selling, general and administrative (2)	$73.3	$63.5	$9.8	15.4%
As a percentage of total revenues	15.2%	14.2%
Operating expenses	$118.7	$103.1	$15.6	15.1%
As a percentage of total revenues	24.6%	23.0%
(1) Research and development expenses included $0.0 million and $0.9 million allocated to us by Varian in the nine months ended June 30, 2017 and nine months ended July 1, 2016, respectively.

(2) Selling, general and administrative expenses include $12.4 million and $28.2 million of corporate costs allocated to us by Varian in the nine months ended June 30, 2017 and nine months ended July 1, 2016, respectively.

 Research and Development
Research and development expenses increased due to an acceleration of product development, which increased prototype-related material expenses as compared to the same period a year ago. Included in research and development expenses is approximately $2.7 million related to the acquired PKI Imaging business.
Selling, General and Administrative
Selling, general and administrative expenses increased due to higher acquisition and integration related costs, increased marketing personnel-related expenses, and increased third-party expenses. Selling, general and administrative expenses included approximately $2.5 million related to the acquired PKI Imaging business. During the nine months ended June 30, 2017, we received an allocation from Varian of $12.4 million for corporate activities, which included $3.0 million of direct separation costs. We also incurred additional personnel and consulting costs in connection with the separation during the nine months ended June 30, 2017.
Interest and Other Income (Expense), Net
The following table summarizes the Company’s interest and other income (expense), net:

	Nine Months Ended
(In millions)	June 30, 2017	July 1, 2016	$ Change
Interest income	$0.2	$0.4	$(0.2)
Interest expense	(5.8)	(1.3)	(4.5)
Other	5.1	(2.0)	7.1
Interest and other income (expense), net	$(0.5)	$(2.9)	$2.4
The increase in interest and other income (expense), net was due to increases in income from an equity method investment and foreign currency translation gains, partially offset by higher interest expense as a result of borrowings under our credit agreement. Interest and other income (expense) in the prior year primarily represents allocations of Varian’s interest expense and loss in an equity method investment.
Taxes on Earnings

	Nine Months Ended
	June 30, 2017	July 1, 2016
Effective tax rate	34.6%	36.1%

     Our effective tax rate decreased primarily due to a change in the estimated annual effective rate used for June 30, 2017, which was computed based on forecasted earnings. This change is the result of differences in forecast earnings by jurisdiction and overall global tax structure for Varex as a stand-alone company compared to the prior year when Varex was part of Varian. The effective tax rate for the nine months ended July 1, 2016 also included discrete items for that period.
Backlog
Backlog is the accumulation of all orders for which revenues have not been recognized and are still considered valid. Backlog also includes a small portion of billed service contracts that are included in deferred revenue. Our total backlog at June 30, 2017 was $226.2 million, a decrease of 8.9% from the backlog of $248.4 million at September 30, 2016, which was primarily due to several of our customers providing quarterly orders rather than annual orders.
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
We assess our liquidity in terms of our ability to generate cash to fund our operating and investing activities. We continue to generate substantial cash from operating activities and believe that our operating cash flow, credit facility, and other sources of liquidity will be sufficient to allow us to continue to invest in our existing businesses, consummate strategic acquisitions and manage our capital structure on a short and long-term basis. Although we believe that our future cash from operations, together with our access to banking and capital markets, will provide adequate resources to fund our operating and financing needs, our access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including: (i) the liquidity of the overall capital markets and (ii) the current state of the economy. There can be no assurances that we will continue to have access to these markets on terms acceptable to us. See “Risk Factors” for a further discussion. At June 30, 2017. we had $478.7 million in long-term debt and $20.0 million of current maturities of long-term debt, net of deferred issuance costs of $11.3 million.

Cash and Cash Equivalents
The following table summarizes our cash and cash equivalents:

(In millions)	June 30, 2017	September 30, 2016
Cash and cash equivalents	$89.3	$36.5
In accordance with the Separation and Distribution Agreement, we transferred $27.1 million during the three months ended June 30, 2017, which represented all cash and cash equivalents in excess of $5 million to Varian, other than any cash and cash equivalents held by MeVis and any Varex entities in order to complete the transfer of certain assets and subsidiaries from Varian. Funds held to complete these asset and subsidiary transfers was approximately $18.6 million as of June 30, 2017.
On May 1, 2017 and in connection with the acquisition of PKI Imaging, we entered into a new secured Revolving Credit Facility in an aggregate principal amount of up to $200 million with a five-year term, and a secured Term Facility in an aggregate principal amount of $400 million. The Term Facility will be repaid over five years, with 5.0% payable in quarterly installments during each of the first two years of the term thereof, 7.5% payable in quarterly installments during the third and fourth years of the term thereof, and 10% payable in quarterly installments in the fifth year of the term thereof, with the remaining amount due at maturity. We used the net proceeds from the Term Facility, and the net proceeds from approximately $97 million drawn on the Revolving Credit Facility, to pay the approximately $276 million purchase price for the acquisition of PKI Imaging, plus related credit facility fees, and to repay all of our obligations under the Previous Credit Agreement. Refer to Note 12 “Borrowings” for more information.
Cash Flows

	Nine Months Ended
(In millions)	June 30, 2017	July 1, 2016
Net cash flow provided by (used in):
Operating activities	$59.8	$54.4
Investing activities	(283.6)	(16.9)
Financing activities	275.9	(24.1)
Effects of exchange rate changes on cash and cash equivalents	0.7	0.1
Net increase in cash and cash equivalents	$52.8	$13.5

Net Cash Provided by Operating Activities. Cash from operating activities consists primarily of net earnings adjusted for certain non-cash items, including share-based compensation, depreciation, amortization of intangible assets, deferred income taxes, income and loss from equity investments and the effect of changes in operating assets and liabilities.

For the nine months ended June 30, 2017, net cash provided by operating activities was $59.8 million and consisted of net earnings of $37.0 million, increases from non-cash items of $28.3 million and decreases from operating assets and liabilities activities of $6.1 million. Operating assets and liabilities activity primarily consisted of increases in inventories of $24.1 million, prepaid expenses and other assets of $7.4 million, increases in accounts payable of $10.7 million and increases in accrued operating liabilities and other long-term liabilities of $9.5 million.
For the nine months ended July 1, 2016, net cash provided by operating activities was $54.4 million and primarily consisted of net earnings of $46.8 million, non-cash items of $20.8 million and decreases from operating assets and liabilities activities of $13.2 million. Operating assets and liabilities activity consisted of increases in inventories of $22.6 million, increases in deferred revenues of 1.9 million and decreases in accounts payable of $1.5 million.
Net Cash Used in Investing Activities. Net cash used in investing activities was $283.6 million and $16.9 million for the nine months ended June 30, 2017 and the nine months ended July 1, 2016, respectively. Net cash used in investing activities for the nine months ended June 30, 2017 related to PKI Imaging for $276.0 million and capital expenditures for property plant and equipment of $7.6 million. Net cash used in investing activities for the nine months ended July 1, 2016 related to capital expenditures for property plant and equipment of $24.2 million offset by sales of available-for-sale securities of $8.6 million.
Net Cash Provided by (Used in) Financing Activities. Financing activities for the nine months ended June 30, 2017 primarily consisted of borrowings under our credit agreements of $744.0 million and net transfers from Varian of $3.3 million, partially offset by distributions to Varian of $227.1 million, repayments of borrowings of $234.0 million and payment of debt issuance costs of $11.9 million. Financing activities for the nine months ended July 1, 2016 consisted of transfers to Varian of $24.4 million.
Days Sales Outstanding
Trade accounts receivable days sales outstanding (“DSO”) was 66 days at June 30, 2017 and September 30, 2016. Our accounts receivable and DSO are impacted by a number of factors, primarily including the timing of product shipments, collections performance, payment terms, the mix of revenues from different regions and the effects of economic instability.
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
In October 2015, we committed to grant the noncontrolling shareholders of MeVis: (1) an annual recurring net compensation of €0.95 per MeVis share; and, (2) a put right for their MeVis shares at €19.77 per MeVis share. As of June 30, 2017, noncontrolling shareholders together held approximately 0.5 million shares of MeVis, representing 26.3% of the outstanding shares.
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
Off-Balance Sheet Arrangements
In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification of business partners and customers for losses suffered or incurred for property damages, death and injury and for patent, copyright or any other intellectual property infringement claims by any third parties with respect to our products. The terms of these indemnification arrangements are generally perpetual. Except for losses related to property damages, the maximum potential amount of future payments we could be required to make under these arrangements is unlimited. As of June 30, 2017, we have not incurred any material costs to defend lawsuits or settle claims related to these indemnification arrangements. As a result, we believe the estimated fair value of these arrangements is minimal.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risks

We are exposed to four primary types of market risks: foreign currency exchange rate risk, credit and counterparty risk, interest rate risk and commodity price risk.
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
Interest Rate Risk
At June 30, 2017, we had gross borrowings of $510 million. Borrowings under our credit facilities bear interest at floating interest rates. As a result, we are exposed to fluctuations in interest rates to the extent of our borrowings under the credit facilities. As part of our overall risk management program, we entered into several interest rate swaps designed as cash flow hedges, to hedge the floating LIBOR components of our interest rate which represented a notional value of $296.3 million of our debt as of June 30, 2017.
Commodity Price Risk
We are exposed to market risks related to volatility in the prices of raw materials used in our products. The prices of these raw materials fluctuate in response to changes in supply and demand fundamentals and our product margins and level of profitability tend to fluctuate with changes in these raw materials prices. We try to protect against such volatility through various business strategies. During the three and nine months ended June 30, 2017, we did not have any commodity derivative instruments in place to manage our exposure to price changes.
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
Furthermore, Varex generates significant accounts receivables from the sale of its products and the provision of services to its major customers. Although Varex’s major customers are large corporations, if one or more of these customers were to become insolvent or otherwise be unable or fail to pay for Varex products and services, Varex’s operating results and financial condition could be materially and adversely affected.
Varex may not be able to accurately predict the demand for its products by its OEM customers.
Economic uncertainties over the past few years, natural disasters, and other matters beyond Varex’s control have made it difficult for its OEM customers to accurately forecast and plan future business activities. Such economic uncertainties and natural disasters, as well as other factors, have previously impacted Varex’s business, resulting in inventory reduction and slowdowns in sales at some of these customers. Similar inventory adjustments and slowdowns in sales could occur in the future. Varex’s OEM customers also face inherent competitive issues and new product introduction delays which can result in changes in forecasts. As such, the market and regulatory risks faced by Varex’s OEM customers in the X-ray-based diagnostic imaging space also ultimately impact Varex’s ability to forecast future business. Varex’s agreements for imaging components, such as the recent three-year pricing agreement with Toshiba Medical Systems, may contain purchasing estimates that are based on its customers’ historical purchasing patterns rather than firm commitments, and actual purchasing volumes under the agreements may vary significantly from these estimates. The variation from forecasted purchasing volume may be due, in part, to the increasing life of X-ray tubes, which can result in reduced demand for replacement X-ray tubes in ways Varex may not be able to accurately forecast. Reductions in purchasing patterns have in the past and may in the future materially and adversely affect Varex’s operating results.
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
Furthermore, as discussed in greater detail elsewhere in this “Risk Factors” section, Varex cannot be sure that it will be able to successfully develop, manufacture, or introduce new products or enhancements, the roll-out of which involves compliance with complex quality assurance processes, including the Quality System Regulation (“QSR”) of the U.S. Food and Drug Administration (“FDA”). Failure to complete these processes timely and efficiently could result in delays that could affect Varex’s ability to attract and retain customers or cause customers to delay or cancel orders, which would materially and adversely affect Varex’s revenues and operating results.
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
Varex’s ability to identify and take advantage of attractive acquisitions or other business development opportunities is an important component in implementing its overall business strategy. Varex needs to grow its businesses in response to changing technologies, customer demands, and competitive pressures. In some circumstances, Varex may decide to grow its business through the acquisition of complementary businesses, products, or technologies, rather than through internal development. For example, during fiscal year 2015, Varex acquired Claymount and MeVis, and in May 2017, Varex acquired the medical imaging business of PerkinElmer, Inc. for $276 million (the “PKI Imaging Acquisition”) or $271.8 million after net working capital adjustments.
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
Because many of Varex’s operating expenses are based on anticipated capacity levels, and a high percentage of these expenses are fixed for the short term, a small variation in the timing of revenue recognition can cause significant variations in operating results from quarter to quarter. If Varex’s gross margins fall below the expectation of securities analysts and investors, the trading price of Varex common stock may decline.

In addition, as discussed in more detail elsewhere in this Quarterly Report, significant changes may occur in Varex’s cost structure, management, financing and business operations as a result of operating as a company separate from Varian.
Varex entered into a secured revolving credit facility and a secured term loan credit facility in connection with the PKI Imaging Acquisition, each of which restricts certain activities, and failure to comply with these facilities may have an adverse effect on its business, liquidity and financial position.
Varex entered into a secured revolving credit facility and a secured term loan credit facility in connection with the PKI Imaging Acquisition, each of which contains restrictive financial covenants, including financial covenants that require Varex to comply with specified financial ratios. Varex may have to curtail some of its operations to comply with these covenants. In addition, its credit facilities contain other affirmative and negative covenants that could restrict its operating and financing activities. These provisions will limit its ability to, among other things, incur future indebtedness, contingent obligations or liens, guarantee indebtedness, make certain investments and capital expenditures, sell stock or assets and pay dividends and consummate certain mergers or acquisitions. If Varex fails to comply with the credit facility requirements, it may be in default. Upon an event of default, if the Credit Agreement is not amended or the event of default is not waived, the lender could declare all amounts then outstanding, together with accrued interest, to be immediately due and payable. If this happens, Varex may not be able to make those payments or borrow sufficient funds from alternative sources to make those payments. Even if Varex were to obtain additional financing, that financing may be on unfavorable terms.
In connection with the PKI Imaging Acquisition, Varex incurred debt obligations that could adversely affect Varex’s business, profitability and ability to meet its obligations.
As of June 30, 2017, after giving effect to the new financing arrangements that Varex entered into in connection with the PKI Imaging Acquisition and after giving effect to the application of the net proceeds of such financing, Varex’s total combined indebtedness was $510 million. The borrowings under Varex’s credit facilities bear interest at floating interest rates. As part of its overall risk management practices, Varex entered into financial derivatives, interest rate swaps designed as cash flow hedges, to hedge the floating LIBOR interest rate on $296.3 million of its debt As a result, Varex will be exposed to fluctuations in interest rates to the extent of the balance of its borrowings under the LIBOR-based portion of its credit facilities.
This debt could potentially have important consequences to Varex and its investors, including:

•	requiring that a portion of Varex’s cash flow from operations be used to make principal and interest payments on this debt, which would reduce cash flow available for other corporate purposes;

•	increasing Varex’s vulnerability to shifts in interest rates and to general adverse economic and industry conditions;

•	limiting Varex’s flexibility in planning for, or reacting to, changes in its business and the industry; and,

•	limiting Varex’s ability to borrow additional funds as needed or increasing the costs of any such borrowing.
In addition, Varex’s actual cash requirements in the future may be greater than expected. Varex’s cash flow from operations may not be sufficient to repay all of the outstanding debt as it becomes due, and Varex may not be able to borrow money, sell assets, or otherwise raise funds on acceptable terms, or at all, to refinance Varex’s debt.
A disruption at Varex’s manufacturing facilities, as well as fluctuating manufacturing costs, could materially and adversely affect its business.
The majority of Varex’s products are manufactured in its manufacturing facility in Salt Lake City, Utah. Varex’s manufacturing operations are subject to potential power failures, the breakdown, failure, or substandard performance of equipment, the improper installation or operation of equipment, and natural or other disasters. Loss or damage to this manufacturing facility due to any of these factors or otherwise could materially and adversely affect Varex’s ability to manufacture sufficient quantities of its products or otherwise deliver products to meet customer demand or contractual requirements, which may result in a loss of revenue and other adverse business consequences. Because of the time required to obtain regulatory approval and licensing of a manufacturing facility, Varex may not be available on a timely basis to replace any lost manufacturing capacity. The occurrence of these or any other operational issues at Varex’s manufacturing facilities could have a material and adverse effect on Varex’s business, financial condition, and results of operations. In addition, some of Varex’s products from the PKI Imaging Acquisition and the Claymount acquisition are also manufactured in Walluf, Germany; Heerlen and Dinxperlo, the Netherlands; and Calamba City, Philippines, which are subject to similar risks but may also face additional regulatory and political risks, which could impact Varex’s ability to manufacture and ship products in a timely manner or at all. Varex manufactures its security products in Las Vegas, Nevada, and certain flat panels in Santa Clara, California, and these operations are also subject to potential power failures, the breakdown, failure, or substandard performance of equipment, the improper installation or operation of equipment, earthquakes, and other disasters, all of which could materially and adversely affect Varex’s ability to deliver products to meet customer demand. In addition, Varex’s costs associated with manufacturing its products can vary significantly from quarter to quarter, and fluctuations thereof may adversely affect its business, operating results, and/or financial condition.
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

•	the longer payment cycles associated with many customers located outside the United States;

•	difficulties in interpreting or enforcing agreements and collecting receivables through many foreign countries’ legal systems;

•	changes in restrictions on trade between the United States and other countries or unstable regional political and economic conditions, such as those that may result from the Trump administration;

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
The global economy has been impacted by a number of economic and political factors. In many markets, these conditions have shrunk capital equipment budgets, slowed decision-making and made it difficult for Varex’s customers and vendors to accurately forecast and plan future business activities. This, in turn, has caused Varex’s customers to be more cautious with, and sometimes freeze, delay, or dramatically reduce purchases and capital project expenditures. Some countries have adopted and may in the future adopt austerity or stimulus programs that could positively or negatively affect Varex’s results from period to period, making it difficult for investors to compare its financial results. In addition, the recent change in the U.S. administration, and the pending withdrawal of the United Kingdom from the European Union ("EU") may also create global economic uncertainty, which may cause our customers to reduce their spending, which in turn, could adversely affect our business, financial condition, operating results, and cash flows. An uncertain economic environment may also disrupt supply or affect our service business, as customers’ constrained budgets may result in pricing pressure, extended warranty provisions, and even cancellation of service contracts.

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
Most of Varex’s products are Class I devices, with a small number of software products designated as Class II devices. Generally, Varex’s manufacturing operations for medical devices, and those of its third-party manufacturers, are required to comply with the FDA’s QSR, as well as other federal and state regulations for medical devices and radiation-emitting products. The FDA makes announced and unannounced periodic and on-going inspections of medical device manufacturers to determine compliance with QSR and, in connection with these inspections, issues reports known as Form FDA 483 reports when the FDA believes the manufacturer has failed to comply with applicable regulations and/or procedures. If observations from the FDA issued on Form FDA 483 reports are not addressed and/or corrective action is not taken in a timely manner and to the FDA’s satisfaction, the FDA may issue a Warning Letter and/or proceed directly to other forms of enforcement action. Similarly, if a Warning Letter were issued, prompt corrective action to come into compliance would be required. Failure to respond in a timely manner to Form FDA 483 observations, a Warning Letter, or any other notice of noncompliance and to promptly come into compliance could result in the FDA bringing an enforcement action, which could include the total shutdown of Varex’s production facilities, denial of importation rights to the United States for products manufactured in overseas locations, adverse publicity, and criminal and civil fines. The expense and costs of any corrective actions that Varex may take, which may include product recalls, correction and removal of products from customer sites, and/or changes to its product manufacturing and quality systems, could materially and adversely impact Varex’s financial results and may also divert management resources, attention, and time. Additionally, if a Warning Letter were issued, customers could delay purchasing decisions or cancel orders, and Varex could face increased pressure from its competitors, who could use the Warning Letter against Varex in competitive sales situations, either of which could materially and adversely affect Varex’s reputation, business, and stock price.
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
For Varex to market its products internationally, Varex must obtain clearances or approvals for products and product modifications. These processes (including, for example, in the EU, the European Economic Area (“EEA”), Switzerland, China, Japan and Canada) can be time consuming, expensive and uncertain, which can delay Varex’s ability to market products in those countries. Delays in the receipt of or failure to receive regulatory approvals, the inclusion of significant limitations on the indicated uses of a product, the loss of previously obtained approvals or failure to comply with existing or future regulatory requirements could restrict or prevent Varex from doing business in a country or subject Varex to a variety of enforcement actions and civil or criminal penalties, which would materially and materially and adversely affect its business. In addition, compliance with changing regulatory schemes, such as what may occur in connection with Brexit, may add additional complexity, cost and delays in marketing or selling Varex’s products. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations and, given the lack of comparable precedent, it is unclear what financial, regulatory and legal implications the withdrawal of the United Kingdom from the EU would have and how such withdrawal would affect Varex.
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
Healthcare reform proposals and medical cost containment measures in the United States and in many foreign countries could limit the use of both Varex’s and its customers’ products, reduce reimbursement available for such use, further tax the sale or use of Varex’s products, and further increase the administrative and financial burden of compliance. These reforms and measures, including the uncertainty in the medical community regarding their nature and effect, could have a material and adverse effect on Varex’s and its customers’ purchasing decisions regarding its products and treatments and could harm Varex’s business, results of operations, financial condition, and prospects. Varex cannot predict the specific healthcare programs and regulations that will be ultimately implemented by local, regional, and national governments globally. However, any changes that lower reimbursements for Varex’s or its customers’ products and/or procedures using these products, including, for example, existing reimbursement incentives to convert from analog to digital X-ray systems, or changes that reduce medical procedure volumes or increase cost containment pressures on Varex or others in the healthcare sector could materially and adversely affect Varex’s business and results of operations.
On March 23, 2010, President Obama signed into law the Affordable Care Act. Although the continuation of this Act is currently in question under the Trump administration, it could adversely impact the demand for Varex’s and its customers’ products and services and therefore its financial position and results of operations, possibly materially. Changes in access to diagnostic radiology or the reimbursement rates associated with diagnostic radiology as a result of the Affordable Care Act and similar state proposals would likely affect domestic demand for Varex’s and its customers’ products and services.
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
Furthermore, there is no uniform policy on reimbursement among third-party payors, and Varex cannot be sure that third-party payors will reimburse its customers for procedures using its products that will enable Varex to achieve or maintain adequate sales and price levels for its products. Without adequate support from third-party payors, the market for Varex’s products may be limited.
Varex is unable to predict what effect new healthcare reform proposals or ongoing uncertainty surrounding foreign, federal, and state health reform proposals will have on its customers’ purchasing decisions. However, an expansion in any government’s role in the healthcare industry may materially and adversely affect Varex’s business. In addition, it is possible that changes in administration and policy, including the repeal of all or parts of the Affordable Care Act resulting from the recent U.S. presidential election could result in additional proposals and/or changes to health care system legislation, which could have a material adverse effect on Varex’s business. The effect that a full or partial repeal of the Affordable Care Act would have on Varex's business remains unclear at this time.
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
A public market did not exist for Varex common stock prior to the distribution, and since the distribution, Varex's sock price has ranged from a low of $25 to a high of $36.58. Varex cannot guarantee that an active trading market will be sustained for its common stock. Nor can Varex predict the prices at which shares of its common stock may trade. Similarly, Varex cannot predict the long-term effect of the distribution on the trading prices of its common stock or whether the combined market value of the shares of

Varex common stock and the shares of Varian common stock will be less than, equal to, or greater than the market value of shares of Varian common stock prior to the distribution.
The market price of Varex common stock may decline or fluctuate significantly due to a number of factors, some of which may be beyond Varex’s control, including:

•	actual or anticipated fluctuations in Varex’s operating results;

•	the impact of acquisitions, including the PKI Imaging Acquisition, on Varex's operating results;

•	changes in earnings estimated by securities analysts or Varex’s ability to meet those estimates;

•	the operating and stock price performance of comparable companies;

•	changes in Varex’s stockholder base due to the separation;

•	changes to the regulatory and legal environment in which Varex operates; and,

•	domestic and worldwide economic conditions.
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
In addition, an acquisition or further issuance of Varex’s stock could trigger the application of Section 355(e) of the Internal Revenue Code of 1986, causing the distribution to be taxable to Varian. Under the Tax Matters Agreement, Varex would be required to indemnify Varian for the resulting tax, and this indemnity obligation might discourage, delay, or prevent a change of control that Varex stockholders may consider favorable.
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
Risks Related to the PKI Imaging Acquisition
Following the closing of the PKI Imaging Acquisition, the acquired business may not achieve strategic objectives, anticipated synergies, and/or other expected potential benefits.
Varex expects to realize strategic and other financial and operating benefits as a result of the PKI Imaging Acquisition. However, Varex cannot predict with certainty the extent to which these benefits will actually be achieved or the timing of any such benefits. The following factors, among others, may prevent Varex from realizing these benefits:

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
Varex may not successfully integrate its business with PKI Imaging.
Achieving the potential benefits of the PKI Imaging Acquisition will depend in substantial part on the successful integration of the technologies, operations, and personnel of the acquired business. Varex may face challenges integrating PKI Imaging, including:

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
The integration of PKI Imaging will be a complex, time-consuming and expensive process. It is not certain that PKI Imaging can be successfully integrated in a timely manner, in a cost-efficient manner, or at all. Failure to do so could have a material adverse effect on the revenues, expenses, operating results, and cash resources of Varex and could result in Varex not achieving the anticipated potential benefits of the transaction.
Integrating PKI Imaging may divert management’s attention away from our operations.
Successful integration of PKI Imaging's operations, products, and personnel may place a significant burden on Varex’s management and its internal resources following the completion of the transaction. The diversion of management attention and any difficulties encountered in the transition and integration process could harm Varex’s business, financial condition, operating results, and evaluation of strategic actions.
If Varex fails to retain key employees, the benefits of the acquisition of PKI Imaging could be diminished.
The success of Varex’s acquisition of PKI Imaging will depend in part on the retention of key personnel. There can be no assurance that Varex will be able to retain its or PKI Imaging’s key management, technical, sales, or customer support personnel related to the acquired business. If such key employees are not retained, Varex may not realize the anticipated benefits of the transaction.
Sales could decline if customer relationships are disrupted by the recent acquisition of PKI Imaging.

Varex’s and PKI Imaging’s customers may not continue their current buying patterns following the PKI Imaging Acquisition. Any loss of design wins or significant delay or reduction in orders for Varex’s or PKI Imaging’s products could harm Varex’s business, financial condition, and results of operations. Customers may defer purchasing decisions as they evaluate the likelihood of successful integration of PKI Imaging’s and Varex’s medical imaging products or consider purchasing products of our competitors. Customers may also seek to modify or terminate existing agreements, and prospective customers may delay entering into new agreements or purchasing our products.
As a result of the recent PKI Imaging Acquisition, Varex is a larger and more geographically-diverse organization, and if Varex’s management is unable to manage the combined organization efficiently, its operating results will suffer.
Following the PKI Imaging Acquisition, Varex will face challenges inherent in efficiently managing an increased number of employees over large geographic distances, including with respect to implementing appropriate systems, policies, benefits, and compliance programs. The inability to manage successfully the geographically more diverse and larger combined organization could have a material adverse effect on the operating results of Varex after the transaction and, as a result, on the market price of Varex’s common stock.
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

VAREX IMAGING CORPORATION

Date:	August 11, 2017	By:	/s/ CLARENCE R. VERHOEF
Clarence R. Verhoef
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
10.1*++
Credit Agreement, dated as of May 1, 2017, by and among Varex Imaging Corporation as Borrower, the Lenders referred to therein, as Lenders, and Bank of America, N.A., as Administrative Agent, Swingline Lender and Issuing Lender.

31.1*	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act

31.2*	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act

32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.
++	Portions of this exhibit have been omitted pursuant to a confidential treatment request filed pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.