Form 10-K
period 2017-09-29
Varex Imaging Corp
filed 2017-12-13
CIK 1681622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-K
 ____________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended September 29, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
(801) 972-5000
(Registrant’s telephone number, including area code)
 ____________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	—	Name of each exchange on which registered
Common stock, par value $0.01 per share	—	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒ No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☒     No   ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of March 31, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of the registrant’s common stock held by non-affiliates of the registrant (based upon the closing sale price of such shares on the NASDAQ Global Select Market on March 31, 2017) was $1,122,413,712. Shares of the registrant’s common stock held by the registrant’s executive officers and directors and by each entity that owned 10% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of November 30, 2017, there were 37,739,440 shares of the registrant’s common stock outstanding.
Documents Incorporated by Reference

Portions of registrant’s proxy statement relating to registrant’s 2018 annual meeting of stockholders have been incorporated by reference in Part III of this annual report on Form 10-K.

VAREX IMAGING CORPORATION

Forward-Looking Statements
This Annual Report on Form 10-K (this “Annual Report”), including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by, and information currently available to the management of Varex Imaging Corporation (“we,” “our,” “us,” the “Company,” “Varex,” or “Varex Imaging”). The outcome of the events described in these forward-looking statements is subject to risks and uncertainties. Actual results and the outcome or timing of certain events may differ significantly from those projected in these forward-looking statements or management’s current expectations due to the factors cited in the Risk Factors listed under Part I, Item 1A of this Annual Report, MD&A and other factors described from time to time in our other filings with the U.S. Securities and Exchange Commission (the “SEC”), or other reasons. For this purpose, statements concerning: industry or market segment outlook; market acceptance of or transition to new products or technology such as advanced X-ray tube and digital flat panel detector products; growth drivers; future orders, revenues, backlog, earnings or other financial results; and any statements using the terms “believe,” “expect,” “anticipate,” “can,” “should,” “would,” “could,” “estimate,” “may,” “intended,” “potential,” and “possible” or similar statements are forward-looking statements that involve risks and uncertainties that could cause our actual results and the outcome and timing of certain events to differ materially from those projected or management’s current expectations. By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.

PART I

Item 1. Business
Overview
Varex Imaging Corporation, a Delaware corporation formed in 2016, is a leading innovator, designer and manufacturer of X-ray imaging components, which include X-ray tubes, digital flat panel detectors and linear accelerators, which are key components of X-ray imaging systems. On January 28, 2017, Varian Medical Systems, Inc. ("Varian") completed its separation and distribution of Varex. In connection with the distribution, Varex became an independent publicly-traded company and is listed on The NASDAQ Global Select Market under the ticker “VREX” with 37.4 million shares of common stock distributed to Varian shareholders. With a 65+ year history of successful innovation, Varex’s components are used in medical imaging as well as in industrial and security imaging applications. Global OEM manufacturers of X-ray imaging systems use the company’s X-ray sources, digital detectors, connecting devices and imaging software as components in their systems to detect, diagnose and protect.
On May 1, 2017, we acquired the Medical Imaging business of PerkinElmer, Inc. ("Acquired Detector Business") for $273.3 million. The acquisition consisted of PerkinElmer Medical Holdings, Inc. and Dexela Limited, together with certain assets of PKI and its direct and indirect subsidiaries relating to digital flat panel detectors that serve as components for industrial, medical, dental and veterinary X-ray imaging systems. The acquired business included approximately 280 employees with operations in Santa Clara, California as well as operations in Germany, the Netherlands and the United Kingdom.
Our products are sold in three geographic regions: the Americas, EMEA, and APAC. The Americas includes North America (primarily the United States) and Latin America. EMEA includes Europe, Russia, the Middle East, India and Africa. APAC includes Asia and Australia. Revenues by region are based on the known final destination of products sold.
Our success depends upon our ability to anticipate changes in our markets, the direction of technological innovation and the demands of our customers. We continue to invest in research and development and have over 500 engineers (including 55 with a doctorate degree) in the company. Combining this focus on innovation and product performance with strong long-term customer relationships allows us to partner with our customers to bring industry-leading products to the x-ray imaging market. In addition, total product lifecycle cost is important. We continue to improve the life and quality of our imaging components and leverage our scale as the largest x-ray imaging component supplier to provide cost effective solutions.
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
Medical

In our Medical business segment, we design, manufacture, sell and service X-ray imaging components for use in a range of applications, including radiographic and fluoroscopic imaging, mammography, computed tomography (“CT”), radiation therapy and computer-aided detection. We provide a broad range of X-ray imaging components for medical customers, including X-ray tubes, digital flat panel image detectors, high voltage connectors, image-processing software and workstations, computer-aided diagnostic software, collimators, automatic exposure control devices, generators, ionization chambers and buckys.
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
The digital flat panel detector market continues to mature from initial product introductions more than 10 years ago. For the past few years, we have experienced price erosion for these products, predominantly in the highly-competitive market for radiographic detectors. We anticipate this trend will continue in the foreseeable future.
Our X-ray imaging components are primarily sold to imaging system original equipment manufacturer (“OEM”) customers that incorporate them into their medical diagnostic, radiation therapy, dental and veterinary imaging systems. To a much lesser extent, we also sell our X-ray imaging components to independent service companies, distributors and directly to end-users for replacement purposes.
Industrial
In our Industrial business segment, we design, manufacture, sell and service products for use in security and industrial inspection applications, such as airport security screening at ports and borders and nondestructive examination in a variety of applications. The products include Linatron X-ray accelerators, X-ray tubes, digital flat panel detectors, high voltage connectors and image-processing software that we generally sell to OEM customers that incorporate these products into their inspection systems.
The security market primarily consists of airport security (carry-on baggage, checked baggage and palletized cargo) and cargo screening at ports and borders. The end customers for border protection systems are typically government agencies, many of which are in oil-based economies and war zones. In 2015, we saw a significant decline in demand for border protection systems due to the volatility of oil prices with moderate increases in demand in the following years.
The non-destructive testing market utilizes x-ray imaging to scan items for inspection of manufacturing defects and product integrity in a wide range of industries including the aerospace, automotive, food packaging, metal castings and 3D printing industries. We provide x-ray sources, digital flat panel detectors, high voltage connectors and image processing software to OEM customers, system integrators and manufacturers. In addition, new applications for x-ray sources are being developed, such as sterilization of food and its packaging.
Customers
Varex’s customers are primarily large OEMs. Its top five customers, measured by revenue, are Toshiba Medical Systems, Hologic, Inc., Hitachi Ltd., General Electric Company and Varian, which collectively accounted for approximately 34% of Varex’s revenues in fiscal year 2017. Varex’s largest customer, Toshiba Medical Systems, accounted for approximately 19%, 23% and 26% of its total revenues in fiscal 2017, 2016 and 2015 respectively. The loss of one or more of Varex’s top customers would have a material and adverse effect on Varex’s business. For more information, see “Risk Factors—Varex sells its products to a limited number of OEM customers, many of which are also its competitors, and a reduction in or loss of business of one or more of these customers may materially reduce its sales.”
Competition

The imaging components market is highly competitive. Our OEM customers may choose to develop and manufacture the components in-house or they may choose to out-source to a supplier such as Varex or other providers of imaging components. Our success depends upon our ability to anticipate changes in our markets, the direction of technological innovation and the demands of our customers. To remain competitive, we must continue to invest in research and development focused on innovation, product performance and improving the quality and cost of our imaging components. Significant capital investment is required for imaging component manufacturers and Varex leverages its high volume to reduce its per-unit costs by spreading the fixed costs over more units.
Medical
Varex often competes with the in-house X-ray tube manufacturing operations of major diagnostic imaging systems companies, which are the primary OEM customers for Varex’s Medical products. In order to effectively compete with these in-house alternatives, Varex must have a competitive advantage in one or more significant areas, such as superior technology and performance, better product quality or lower product cost. Consequently, Varex sells a significant volume of its X-ray tubes to OEM customers that have in-house X-ray tube production capability. In addition, Varex competes with some OEM customers, such as Toshiba Medical Systems Corporation and Dunlee, a division of Philips Healthcare, who sell X-ray tubes to other manufacturers, and other non-OEMs, such as Industria Applicazioni Elettroniche S.p.A, as well as emerging X-ray tube manufacturers in China. High capital costs and mastery of complex manufacturing processes that drive production yield and product life are significant characteristics of the X-ray tubes business.
The market for digital flat panel detectors is also very competitive. Varex sells its digital flat panel detectors to a number of OEM customers that incorporate Varex’s flat panel detectors into their medical diagnostic, radiation therapy, dental, veterinary and industrial imaging systems. Varex’s amorphous silicon based flat panel detector technology and complementary metal-oxide-semiconductor ("CMOS") technology competes with other detector technologies, such as amorphous selenium, charge-coupled devices and variations of amorphous silicon scintillators. Varex believes that its products provide a competitive advantage due to product quality and performance and lower overall product lifecycle costs. In the digital flat panel detector market, Varex primarily competes against Trixell S.A.S., Canon, Inc., Vieworks Co., Ltd., and Hamamatsu Corporation, as well as emerging low-cost manufacturers from China such as iRay Technology (Shanghai) Limited, and Jiangsu CareRay Medical Systems Co., Ltd.
Industrial
In the Industrial segment, Varex competes with other OEM suppliers, such as General Electric, Toshiba Medical Systems Corporation, Nuctech Company Limited (“Nuctech”) and Comet AG. While there are other manufacturers of low-energy X-ray tubes and digital flat panel detectors for specialized and niche industrial applications, Varex’s products are designed for a broad range of applications in inspection, analysis, and testing. In the high-energy market, Varex competes against technologies from Nuctech, Siemens AG, and Foton Ltd., whose X-ray sources are used in applications that include cargo and container scanning, border security, aerospace applications, castings and pressure vessel inspections.
Customer Services and Support
Varex generally warrants its products for 12 to 24 months. In certain cases, the warranty also may be specified by usage metrics such as number of scans. It provides technical advice and consultation to major OEM customers from its US offices in Utah, Nevada, South Carolina, New York and Illinois; and internationally in the Philippines, China, Netherlands, Germany, France, Switzerland, the United Kingdom, Italy and Japan. Varex’s applications specialists and engineers make recommendations to meet the customer’s technical requirements within the customer’s budgetary constraints. Varex often develops specifications for a unique product that will be designed and manufactured to meet a specific customer’s requirements.
Manufacturing and Supplies
Varex manufactures its products in Salt Lake City, Utah; Santa Clara, California; Las Vegas, Nevada; Liverpool, New York; Downers Grove, Illinois; Dinxperlo and Heerlen, the Netherlands; Walluf and Bremen, Germany; and Calamba City, Philippines. These facilities employ state-of-the-art manufacturing techniques and several have been honored by the press, governments and trade organizations for their commitment to quality improvement. These manufacturing facilities are certified by International Standards Organization (“ISO”) under ISO 9001 (for industrial products) or ISO 13485 (for medical devices). In addition, Varex has service centers in North Charleston, South Carolina; Willich, Germany; and Wuxi, China. The combined medical and industrial manufacturing infrastructure enables Varex to leverage production scale to achieve productivity and low cost advantage as well as research and development synergies.
Manufacturing processes at Varex’s various facilities include machining, fabrication, subassembly, system assembly and final testing. Varex has invested in various automated and semi-automated equipment for the fabrication and machining of the parts and assemblies that it incorporates into its products. Varex may, from time to time, invest further in such equipment. Varex’s quality assurance program includes various quality control measures from inspection of raw materials, purchased parts and assemblies through in-line inspection. In some cases, Varex may outsource the manufacturing of sub-assemblies while still performing system design, final assembly and testing in-house. In such cases, Varex believes outsourcing enables it to reduce or maintain fixed costs and capital expenditures, while also providing it with the flexibility to increase production capacity. Varex purchases material and components from various suppliers that are either standard products or customized to its specifications. Some of the components included in Varex’s products may be sourced from a limited group of suppliers or from a single source supplier, such as the wave guides for linear accelerators; transistor arrays and cesium iodide coatings for flat panel detectors and specialized integrated circuits, X-ray tube targets, housings, bearings and various other components. Varex requires certain raw materials, such as copper, lead, tungsten, rhenium, molybdenum zirconium, and various high grades of steel alloy for X-ray tubes and industrial products. Worldwide demand, availability and pricing of these raw materials have been volatile, and Varex expects that availability and pricing will continue to fluctuate in the future.
Research and Development
Developing products, systems and services based on advanced technology is essential to Varex’s ability to compete effectively in the marketplace. It maintains a research and development and engineering staff responsible for product design and engineering.
Research and development is primarily conducted at Varex’s Salt Lake City, Utah; San Jose and Santa Clara, California; Las Vegas, Nevada; Liverpool, New York; Lincolnshire and Downers Grove, Illinois facilities domestically and at its Netherlands, United Kingdom and Germany facilities internationally, and is primarily focused on developing and improving imaging component technology. Current X-ray source development areas include smaller footprint linear accelerators, improvements to tube life and tube stability, reductions of tube noise and tube designs that will enable OEMs to continue to reduce dose delivered, and improve image resolution, cost effectively. Research in digital flat panel imaging technology is aimed at developing new panel technologies with better dose utilization, improved image quality, lower product costs and new image processing tools for advanced applications.
Industrial products share some of the same base technology competencies and platforms as medical products and Varex’s medical and industrial development teams are therefore co-located in Salt Lake City, San Jose, Santa Clara, Dinxperlo, and in Walluf. One of Varex’s competitive advantages is that some of the foundational technologies and software components developed for medical applications may also be applicable in industrial components, and vice versa. In addition to these product development synergies, Varex is also able to realize sourcing, production, service center, and logistics synergies across the different markets.
Product and Other Liabilities
Varex’s business exposes it to potential product liability claims that are inherent in the manufacture, sale, installation, servicing and support of X-ray imaging devices, related software and other devices that contain hazardous material and/or deliver radiation. Because its products are involved in the intentional delivery of radiation to the human body and other situations where people may come in contact with radiation (for example, when Varex’s Industrial products are being used to scan cargo) as well as the detection, planning and treatment of medical problems, the possibility for significant injury and/or death exists. Varex may face substantial liability to patients, its customers and others for damages resulting from the faulty, or allegedly faulty, design, manufacture, installation, servicing, support, testing or interoperability of Varex’s and its customers’ products, or their misuse or failure. Varex may also be subject to claims for property damages or economic loss related to or resulting from any errors or defects in its products, or the installation, servicing and support of its products. Any accident or mistreatment could subject Varex to legal costs, litigation, adverse publicity and damage to Varex’s reputation, whether or not its products or services were a factor. In addition, if a product Varex designs or manufactures were defective (whether due to design, labeling or manufacturing defects, improper use of the product or other reasons), or found to be so by a competent regulatory authority, Varex may be required to correct or recall the product and notify other regulatory authorities. Varex maintains limited product liability, professional liability and omissions liability insurance coverage.
Government Regulation
U.S. Regulations
Laws governing marketing a medical device. In the United States, as a manufacturer and seller of medical devices and devices emitting radiation or utilizing radioactive by-product material, Varex and some of its suppliers and distributors are subject to extensive regulation by federal governmental authorities, such as the U.S. Food and Drug Administration (the "FDA"), Nuclear Regulatory Commission (“NRC”), and state and local regulatory agencies, such as the State of California, to ensure the devices are safe and effective and comply with laws governing products which emit, produce or control radiation. Similar international regulations apply overseas. These regulations, which include the U.S. Food, Drug and Cosmetic Act (the “FDC Act”) and regulations promulgated by the FDA, govern, among other things, the design, development, testing, manufacturing, packaging, labeling, distribution, import/export, sale and marketing and disposal of medical devices, post market surveillance and reporting of serious injuries and death, repairs, replacements, recalls and other matters relating to medical devices, radiation emitting devices and devices utilizing radioactive by-product material. State regulations are extensive and vary from state to state. Varex’s X-ray tube products, imaging workstations and flat panel detectors are considered medical devices. Under the FDC Act, each medical device manufacturer must comply with quality system regulations that are strictly enforced by the FDA.
Unless an exception applies, the FDA requires that the manufacturer of a new medical device or a new indication for use of, or other significant change in, existing currently marketed medical device obtain either 510(k) pre-market notification clearance or pre-market approval (“PMA”) before it can market or sell those products in the United States. The 510(k) clearance process is applicable when the device introduced into commercial distribution is substantially equivalent to a legally marketed device. The process of obtaining 510(k) clearance generally takes at least six months from the date the application is filed, but could take significantly longer, and generally requires submitting supporting testing data. After a product receives 510(k) clearance, any modifications or enhancements to a product that could significantly affect its safety or effectiveness, or that would constitute a major change in the intended use of the device, technology, materials, labeling, packaging, or manufacturing process may require a new 510(k) clearance. The FDA requires each manufacturer to make this determination in the first instance, but the FDA can review any such decision. If the FDA disagrees with the manufacturer’s decision, it may retroactively require the manufacturer to submit a request for 510(k) pre-market notification clearance and can require the manufacturer to cease marketing and/or recall the product until 510(k) clearance is obtained. The FDA has issued draft guidance that, if finalized and implemented, will result in manufacturers needing to seek a significant number of new clearances for changes made to legally marketed devices. If we cannot establish that a proposed product is substantially equivalent to a legally marketed device, we must seek pre-market approval through a PMA application. Under the PMA process, the applicant submits extensive supporting data, including, in most cases, data from clinical studies, in the PMA application to establish reasonable evidence of the safety and effectiveness of the product. This process typically takes at least one to two years from the date the PMA is accepted for filing, but can take significantly longer for the FDA to review. Most of Varex’s products are Class I medical devices, which do not require 510(k) clearance.
Quality systems. Varex’s manufacturing operations for medical devices, and those of its third-party manufacturers, are required to comply with the FDA’s Quality System Regulation (“QSR”), which addresses a company’s responsibility for product design, testing, and manufacturing quality assurance, and the maintenance of records and documentation. The QSR requires that each manufacturer establish a quality systems program by which the manufacturer monitors the manufacturing process and maintains records that show compliance with FDA regulations and the manufacturer’s written specifications and procedures relating to the devices. QSR compliance is necessary to receive and maintain FDA clearance or approval to market new and existing products. The FDA makes announced and unannounced periodic and ongoing inspections of medical device manufacturers to determine compliance with the QSR. If in connection with these inspections the FDA believes the manufacturer has failed to comply with applicable regulations and/or procedures, it may issue observations that would necessitate prompt corrective action. If FDA inspection observations are not addressed and/or corrective action taken in a timely manner and to the FDA’s satisfaction, the FDA may issue a Warning Letter (which would similarly necessitate prompt corrective action) and/or proceed directly to other forms of enforcement action. Failure to respond timely to FDA inspection observations, a Warning Letter or other notice of noncompliance and to promptly come into compliance could result in the FDA bringing enforcement action against us, which could include the total shutdown of Varex’s production facilities, denial of importation rights to the United States for products manufactured in overseas locations and denial of export rights for U.S. products and criminal and civil fines.
The FDA and the Federal Trade Commission (the “FTC”) also regulate advertising and promotion of Varex’s products to ensure that the claims it makes are consistent with its regulatory clearances, that it has adequate and reasonable scientific data to substantiate the claims and that its promotional labeling and advertising is neither false nor misleading. Varex may not promote or advertise its products for uses not within the scope of its intended use statement in its clearances or approvals or make unsupported safety and effectiveness claims.
It is also important that Varex’s products comply with electrical safety and environmental standards, such as those of Underwriters Laboratories (“UL”), the Canadian Standards Association (“CSA”), and the International Electrotechnical Commission (“IEC”). In addition, the manufacture and distribution of medical devices utilizing radioactive material requires a specific radioactive material license. For the United States, manufacture and distribution of these radioactive sources and devices also must be in accordance with a model-specific certificate issued by either the NRC or by an Agreement State. In essentially every country and state, installation and service of these products must be in accordance with a specific radioactive materials license issued by the applicable radiation control agency. Service of these products must be in accordance with a specific radioactive materials license. Varex is also subject to a variety of additional environmental laws regulating Varex’s manufacturing operations and the handling, storage, transport and disposal of hazardous substances, and which impose liability for the cleanup of any contamination from these substances.
Other applicable U.S. regulations. As a participant in the healthcare industry, Varex is also subject to extensive laws and regulations protecting the privacy and integrity of patient medical information that it receives, including the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), “fraud and abuse” laws and regulations, including, physician self-referral prohibitions, and false claims laws. From time to time, these laws and regulations may be revised or interpreted in ways that could make it more difficult for Varex’s customers to conduct their businesses, such as recent proposed revisions to the laws prohibiting physician self-referrals, and such revisions could have an adverse effect on the demand for Varex’s products, and therefore its business and results of operations. Varex also must comply with numerous federal, state and local laws of more general applicability relating to such matters as environmental protection, safe working conditions, manufacturing practices, fire hazard control and other matters.
The laws and regulations and their enforcement are constantly undergoing change, and Varex cannot predict what effect, if any, changes to these laws and regulations may have on its business. For example, national and state laws regulate privacy and may regulate Varex’s use of data. Furthermore, HIPAA was amended by the HITECH Act to provide that business associates who have access to patient health information provided by hospitals and healthcare providers are now directly subject to HIPAA, including the associated enforcement scheme and inspection requirements.
Medicare and Medicaid Reimbursement
The federal and state governments of the United States establish guidelines and pay reimbursements to hospitals and free-standing clinics for diagnostic examinations and therapeutic procedures under Medicare at the federal level and Medicaid at the state level. Private insurers often establish payment levels and policies based on reimbursement rates and guidelines established by the government.
The federal government and Congress review and adjust rates annually, and from time to time consider various Medicare and other healthcare reform proposals that could significantly affect both private and public reimbursement for healthcare services in hospitals and free-standing clinics. In the past, Varex has seen demand for its customers’ systems (in which Varex’s products are incorporated) negatively impacted by the uncertainties surrounding reimbursement rates in the United States. State government reimbursement for services is determined pursuant to each state’s Medicaid plan, which is established by state law and regulations, subject to requirements of federal law and regulations.
The provisions of the Affordable Care Act went into effect in 2012. Specifically, one of the components of the law is a 2.3% excise tax on sales of most medical devices, which may in the future negatively affect Varex’s customers and have an indirect negative effect on Varex’s gross margin, although it was suspended for 2016 and 2017. Other elements of this legislation, including comparative effectiveness research, an independent payment advisory board, payment system reforms (including shared savings pilots) and other provisions, could meaningfully change the way healthcare is developed and delivered, and may materially impact numerous aspects of Varex’s business, including the demand and availability of its products. Various healthcare reform proposals have also emerged at the state level, and Varex is unable to predict which, if any, of these proposals will be enacted. In addition, it is possible that changes in administration and policy, including the potential repeal of the Affordable Care Act, resulting from the recent U.S. presidential election could result in additional proposals and/or changes to health care system legislation which could have a material adverse effect on our business. Varex believes that the uncertainty created by healthcare reform in the United States has complicated its customers’ decision-making process and, therefore, impacted its business, and may continue to do so.
The sale of medical devices, the referral of patients for diagnostic examinations and treatments utilizing such devices, and the submission of claims to third-party payors (including Medicare and Medicaid) seeking reimbursement for such services, are subject to various federal and state laws pertaining to healthcare “fraud and abuse.” Anti-kickback laws make it illegal to solicit, induce, offer, receive or pay any remuneration in exchange for the referral of business, including the purchase of medical devices from a particular manufacturer or the referral of patients to a particular supplier of diagnostic services utilizing such devices. False claims laws prohibit anyone from knowingly and willfully presenting, or causing to be presented, claims for payment to third-party payors (including Medicare and Medicaid) that are false or fraudulent, for services not provided as claimed, or for medically unnecessary services. The Office of the Inspector General prosecutes violations of fraud and abuse laws and any violation may result in criminal and/or civil sanctions, including, in some instances, imprisonment and exclusion from participation in federal healthcare programs such as Medicare and Medicaid, which may negatively impact the demand for Varex’s products.

Foreign Regulations
Varex’s operations, sales and service of its products outside the United States are subject to regulatory requirements that vary from country to country and may differ significantly from those in the United States. In general, Varex’s products are regulated outside the United States as medical devices by foreign governmental agencies similar to the FDA.
Marketing a medical device internationally. For Varex to market its products internationally, it must obtain clearances or approvals for products and product modifications. Varex is required to affix the CE mark to its products to sell them in member countries of the European Union (“EU”). The CE mark is an international symbol of adherence to certain essential principles of safety and effectiveness, which once affixed enables a product to be sold in member countries of the EEA. The CE mark is also recognized in many countries outside the EU, such as Switzerland and Norway and can assist in the clearance process. To receive permission to affix the CE mark to its medical devices products, Varex must obtain Quality System certification, e.g., ISO 13485, and must otherwise have a quality management system that complies with the EU Medical Device Directive. The ISO promulgates standards for certification of quality assurance operations. Varex is certified as complying with the ISO 9001 for its security and inspection products and ISO 13485 for its medical devices. Several Asian countries, including Japan and China, have adopted regulatory schemes that are comparable, and in some cases more stringent, than the EU scheme. To import medical devices into Japan, the requirements of Japan’s New Medical Device Regulation must be met and a “shonin,” the approval to sell medical products in Japan, must be obtained. Similarly, in China, a registration certification issued by the State Food and Drug Administration and a China Compulsory Certification mark for certain products are required to sell medical devices in that country. Obtaining such certifications on its products can be time-consuming and can cause Varex to delay marketing or sales of certain products in such countries. Similarly, prior to selling a device in Canada, manufacturers of Class II, III and IV devices must obtain a medical device license, though Varex does not currently sell these types of devices in Canada. Additionally, many countries have laws and regulations relating to radiation and radiation safety that also apply to Varex’s products. In most countries, radiological regulatory agencies require some form of licensing or registration by the facility prior to acquisition and operation of an X-ray generating device or a radiation source. The handling, transportation and recycling of radioactive metals and source materials are also highly regulated.
A number of countries, including the members of the EU, have implemented or are implementing regulations that would require manufacturers to dispose, or bear certain disposal costs, of products at the end of a product’s useful life and restrict the use of some hazardous substances in certain products sold in those countries.
Manufacturing and selling a device internationally. Varex is also subject to laws and regulations outside the United States applicable to manufacturers of radiation-producing devices and products utilizing radioactive materials, and laws and regulations of general applicability relating to matters such as environmental protection, safe working conditions, manufacturing practices and other matters, in each case that are often comparable to, if not more stringent than, regulations in the United States. In addition, Varex’s sales of products in foreign countries are also subject to regulation of matters such as product standards, packaging requirements, labeling requirements, import restrictions, environmental and product recycling requirements, tariff regulations, duties and tax requirements. In some countries, Varex relies on its foreign distributors and agents to assist Varex in complying with foreign regulatory requirements.
Other applicable international regulations. In addition to the U.S. laws regarding the privacy and integrity of patient medical information, Varex is subject to similar laws and regulations in foreign countries covering data privacy and other protection of health and employee information. Particularly within Europe, data protection legislation is comprehensive and complex and there has been a recent trend toward more stringent enforcement of requirements regarding protection and confidentiality of personal data, as well as enactment of stricter legislation. Varex is also subject to international “fraud and abuse” laws and regulations, as well as false claims and misleading advertisement laws. Varex also must comply with numerous international laws of more general applicability relating to such matters as environmental protection, safe working conditions, manufacturing practices, fire hazard control and other matters.
On June 23, 2016, the United Kingdom (the “U.K.”) held a referendum in which voters approved an exit from the E.U., commonly referred to as “Brexit”. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Given the lack of comparable precedent, it is unclear what financial, regulatory and legal implications the withdrawal of the U.K. from the E.U. would have and how such withdrawal would affect Varex.
Anti-Corruption Laws and Regulations
Varex is subject to the U.S. Foreign Corrupt Practices Act and anti-corruption laws, and similar laws in foreign countries, such as the U.K. Bribery Act of 2010, which became effective on July 1, 2011, and the law “On the Fundamentals of Health Protection in the Russian Federation,” which became effective in January 2012. In general, there is a worldwide trend to strengthen anti-

corruption laws and their enforcement, and the healthcare industry and medical equipment manufacturers have been particular targets of these investigation and enforcement efforts. Any violation of these laws by Varex or its agents or distributors could create a substantial liability for Varex, subject Varex’s officers and directors to personal liability and also cause a loss of reputation in the market.
Transparency International’s 2015 Corruption Perceptions Index measured the degree to which public sector corruption is perceived to exist in 168 countries/territories around the world, and found that two-thirds of the countries in the index, including many that Varex considers to be high-growth areas for its products, such as China and India, scored below 50, on a scale from 100 (very clean) to 0 (highly corrupt). Varex currently operates in many countries where the public sector is perceived as being more or highly corrupt and its strategic business plans include expanding Varex’s business in regions and countries that are rated as higher risk for corruption activity by Transparency International.
Increased business in higher-risk countries could subject Varex and its officers and directors to increased scrutiny and increased liability. In addition, becoming familiar with and implementing the infrastructure necessary to comply with laws, rules and regulations applicable to new business activities and mitigating and protecting against corruption risks could be quite costly. Failure by Varex or its agents or distributors to comply with these laws, rules and regulations could delay its expansion into high-growth markets and could materially and adversely affect its business.
Competition and Trade Compliance Laws
Varex is subject to various competition and trade compliance laws in the jurisdictions in which it operates. Regulatory authorities under whose laws Varex operates may have enforcement powers that can subject Varex to sanctions, and can impose changes or conditions in the way Varex conducts its business. In addition, an increasing number of jurisdictions also provide private rights of action for competitors or consumers to seek damages asserting claims of anti-competitive conduct. Increased government scrutiny of Varex’s actions or enforcement or private rights of action could materially and adversely affect its business or damage its reputation. In addition, Varex may conduct, or it may be required to conduct, internal investigations or face audits or investigations by one or more domestic or foreign government agencies, which could be costly and time-consuming, and could divert its management and key personnel from its business operations. An adverse outcome under any such investigation or audit could subject Varex to fines or criminal or other penalties, which could materially and adversely affect Varex’s business and financial results. Furthermore, competition laws may prohibit or increase the cost of future acquisitions that Varex may desire to undertake.

International sales of certain of our Linatron X-ray accelerators are subject to U.S. export licenses that are issued at the discretion of the U.S. government. Orders and revenues for our security and inspection products have been and may continue to be unpredictable as governmental agencies may place large orders with us or with our OEM customers over a short period of time and then may not place additional orders until complete deployment and installation of previously ordered products. We have seen domestic and international governments postpone purchasing decisions and delay installations of products for security and inspection systems. Furthermore, tender awards in this business may be subject to challenge by third parties, as we have previously encountered, which can make the conversion of orders to revenues unpredictable for some security and inspection products. The market for border protection systems has slowed significantly and end customers, particularly in oil-based economies and war zones in which we have a significant customer base, are delaying system deployments or tenders and have considered moving to alternative sources.
Intellectual Property
Varex places considerable importance on obtaining and maintaining patent, copyright and trade secret protection for significant new technologies, products and processes, because of the length of time and expense associated with bringing new products through the development process and to the marketplace.
Varex generally relies upon a combination of patents, copyrights, trademarks, trade secret and other laws, and contractual restrictions on disclosure, copying and transferring title, including confidentiality agreements with vendors, strategic partners, co-developers, employees, consultants and other third parties, to protect Varex’s proprietary rights in the developments, improvements and inventions that Varex has originated and which are incorporated in its products or that fall within its fields of interest. As of September 29, 2017, Varex owns over 250 patents issued in the United States, over 170 patents issued throughout the rest of the world and had over another 100 patent applications on file with various patent agencies worldwide. The patents and patents issuing from the pending applications generally expire between 2017 and 2035. Varex intends to file additional patent applications as appropriate. Varex has trademarks, both registered and unregistered, that are maintained and enforced to provide customer recognition for its products in the marketplace. Varex also has agreements with third parties that provide for licensing of patented or proprietary technology, including royalty-bearing licenses and technology cross-licenses. These licenses generally can only be terminated for breach.

In conjunction with the separation, Varex and Varian entered into an Intellectual Property Matters Agreement, pursuant to which, among other things, each of Varex and Varian granted the other licenses to use certain intellectual property.
Environmental Matters
Varex’s operations and facilities, past and present, are subject to environmental laws, including laws that regulate the handling, storage, transport and disposal of hazardous substances. Certain of those laws impose cleanup liabilities under certain circumstances. In connection with those laws and certain of Varex’s past and present operations and facilities, Varex is obligated to indemnify Varian for 20% of the cleanup liabilities related to corporate, discontinued or sold operations prior to the 1999 separation and distribution (after adjusting for any insurance proceeds or tax benefits received by Varian), as well as fully indemnify Varian for other liabilities arising from the operations of the business transferred to it as part of the separation. Those include facilities sold as part of Varian’s electron devices business in 1995 and thin film systems business in 1997. In addition, the U.S. Environmental Protection Agency (“EPA”) or third parties have named Varian as a potentially responsible party under the amended Comprehensive Environmental Response Compensation and Liability Act of 1980 (“CERCLA”), at sites to which Varian or the facilities of the businesses sold in 1995 and 1997 were alleged to have shipped waste for recycling or disposal (the “CERCLA sites”). It is anticipated that Varex will be obligated to reimburse Varian for 20% of the liabilities of Varian related to these CERCLA sites (after adjusting for any insurance proceeds or tax benefits received by Varian). In connection with the CERCLA sites, to date Varian has been required to pay only a small portion of the total amount as its contribution to the cleanup efforts and Varex anticipates that any reimbursement to Varian in the future will not be material.
Financial Information about Geographic Areas
Varex does business globally, with manufacturing and research and development in the United States, Europe, Philippines and China, and sales and service operations throughout the world. Approximately two-thirds of Varex’s revenues are generated from its international regions. In addition to the potentially adverse impact of foreign regulations, see “Government Regulation—Foreign Regulations,” Varex also may be affected by other factors related to its international sales, such as: lower average selling prices and profit margins, delays in shipments due to required export licensing, and longer time periods from shipment to cash collection (which increases days sales outstanding (“DSO”)). To the extent that the geographic distribution of Varex’s sales continues to shift more towards international regions, its overall revenues and margins may suffer. Although a significant portion of Varex customers are outside of the United States, its products are generally priced in U.S. Dollars. As a result, fluctuations in foreign currency exchange rates may impact the demand for products.
Varex is also exposed to other economic, political and other risks inherent in doing business globally. For an additional discussion of these risks, see Item 1A, “Risk Factors.”
Employees
As of September 29, 2017, Varex had approximately 2,000 full-time and part-time employees worldwide. None of its employees based in the United States are unionized or subject to collective bargaining agreements. Employees based in some foreign countries may, from time to time, be represented by works councils or unions or subject to collective bargaining agreements. Varex currently considers its relations with its employees to be good.
Information Available to Investors
As soon as reasonably practicable after our filing or furnishing the information to the SEC, we make the following available free of charge on the Investors page of our website http://www.vareximaging.com: our annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K (including any amendments to those reports); and proxy statements. Our Code of Conduct, Corporate Governance Guidelines and the charters of the Audit Committee, Compensation and Management Development Committee, Ethics and Compliance Committee, Nominating and Corporate Governance Committee and Executive Committee are also available on the Investors page of our website. Investors and others should note that we announce material financial and operational information to our investors using our investor relations website (http://investors.vareximaging.com/), press releases, SEC filings and public conference calls and webcasts. Please note that information on, or that can be accessed through, our website is not deemed

“filed” with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended (the “Securities Act”), or the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Executive Officers of the Registrant
The biographical summaries of our executive officers are as follows:
Sunny S. Sanyal, 52, has served as President, Chief Executive Officer, and Director since January 2017. Prior to the separation of Varex from Varian, Sunny served as senior vice president and president of Varian’s Imaging Components business for Varian since February 2014. Prior to joining Varian in 2014, Sunny was CEO of T-System, a privately held company providing information technology solutions and services to hospitals and urgent care facilities. He also served as president of McKesson Provider Technologies, where he led the company to significant market expansion with its clinical software, medical imaging technology, and services solutions. Sunny has held executive positions at GE Healthcare, Accenture, and IDX Systems. He received a master of business administration from Harvard Business School, a master of science in industrial engineering from Louisiana State University, and a bachelor of engineering in electrical engineering from the University of Bombay.
Clarence R. Verhoef, 61, has served as Chief Financial Officer, and Senior Vice President since January 2017. Prior to the separation of Varex from Varian, Clarence served as senior vice president, Chief Accounting Officer and corporate controller for Varian since August 2012. He joined Varian in 2006 and served as the divisional controller of Varian’s Imaging Components business until 2012. Prior to joining Varian, Clarence served in numerous executive management roles, including chief financial officer of Techniscan Medical Systems, and chief financial officer and vice president of marketing for GE OEC Medical Systems. He holds a bachelor’s degree in finance from the University of Utah.
Kimberley E. Honeysett, 46, has served as Senior Vice President, General Counsel, and Corporate Secretary since January 2017. Prior to the separation of Varex from Varian, Kim served vice president and assistant general counsel and assistant corporate secretary for Varian, where she advised Varian’s Board of Directors, executive management and corporate functions, including business development, investor relations, human resources, information technology and was responsible for corporate governance, general compliance matters, litigation and global subsidiary governance. Prior to joining Varian in 2005, Kim served as group director, legal affairs at Siebel Systems, Inc., an enterprise software company, and as an associate with the law firm Brobeck, Phleger & Harrison LLP. Kim holds juris doctor from Cornell Law School and a bachelor’s degree in communications from the University of California, Los Angeles.
Brian Giambattista, 59, has served as Senior Vice President, and General Manager - X-ray Detectors since May 2017 and joined Varex after the acquisition of the PerkinElmer Medical Imaging business. He has nearly 30 years of experience in the industry, having held various management and engineering roles at PerkinElmer and General Electric, and received his doctorate degree in Physics from the University of Virginia.
Mark S. Jonaitis, 55, has served as Senior Vice President, and General Manager - X-Ray Sources since 2017. Prior to the separation, Mark served in various management positions at Varian, including most recently vice president and general manager, X-ray Tube Products and global manufacturing. Mark joined Varian’s predecessor, Varian Associates, in 1983, where he served in various product and engineering positions. Mark received his bachelor of science in physics from the University of Utah.
Carl E. LaCasce, 61, has served as Senior Vice President - Sales & Marketing and Customer Operations since 2017. Prior to the separation of Varex from Varian, Carl was Vice President - Global Sales & Marketing of Varian. He is overseeing all customer facing operations. Carl joined Varian in May 1986. Carl holds a Bachelor’s degree in Business Administration from Elmhurst College.
Richard E. Colbeth, 56, has served as Senior Vice President of Engineering, X-ray Detectors since January 2017. He is overseeing flat panel operations. Prior to the separation of Varex from Varian, Rick served in various management roles for Varian, including Vice President and General Manager, Imaging Products and Vice President of Engineering, Imaging Products. Rick joined Varian’s predecessor, Varian Associates, in 1989, where he served in various research and development positions. He received a Ph.D. in electrical engineering from Columbia University, a master of science in electrical engineering from Yale University, and a bachelor of science in electrical engineering from Lehigh University.
Kevin B. Yankton, 51, has served as Chief Accounting Officer, Corporate Controller since January 2017. Prior to joining Varex, Kevin held the position of VP of Global Business Services and Assistant Corporate Controller for Verifone, Inc. from July 2013 to October 2016. Having started his career with PricewaterhouseCoopers’ San Jose office, he transitioned to Applied Materials where he held various finance roles in their corporate, regional HQ, and business units. In addition to Applied Materials, he has held finance roles with increasing levels of responsibility at Silicon Image, Cisco Systems, and Gap Corporate Offices. Mr. Yankton graduated from the University of California Santa Barbara with a Bachelor of Arts in Business Economics, holds a MBA from Boston University, is a California CPA, and is a Certified Internal Auditor.
Item 1A. Risk Factors
The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. Although the risk factors described below are the ones management deems significant, additional risks and uncertainties not presently known to us or that we presently deem less significant may also adversely affect our business operations. If any of the following risks or additional risks and uncertainties actually occur, our business, operating results, and financial condition could be adversely affected.

Varex sells its products and services to a limited number of OEM customers, many of which are also its competitors, and a reduction in or loss of business of one or more of these customers may materially reduce its sales.
Varex had one customer during fiscal year 2017 that accounted for 19.3% of its revenue. Varex’s ten largest customers as a group accounted for approximately 48%, 54% and 63% of its revenue for fiscal years 2017, 2016 and 2015, respectively.
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
On January 28, 2017, Varian and Varex entered into a Separation and Distribution Agreement (the “Separation and Distribution Agreement”), whereby Varex became an independent publicly-traded company. Although it is expected that Varian will continue as a customer of Varex, and while Varex has entered into a multi-year Supply Agreement with Varian, there can be no assurance that Varian will continue to source from Varex long-term.
Furthermore, Varex generates significant accounts receivables from the sale of its products and the provision of services to its major customers. Although Varex’s major customers are large corporations, if one or more of these customers were to cancel a product order or service contract (whether in accordance with its terms or otherwise), become insolvent or otherwise be unable or fail to pay for Varex products and services, Varex’s operating results and financial condition could be materially and adversely affected.
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
Rapid change and technological innovation characterize the markets in which Varex operates, particularly with respect to flat panel technology. Varex’s customers use its products in their medical diagnostic, security, and industrial imaging systems, and Varex must continually introduce new products at competitive costs while also improving existing products with higher quality, lower costs, and increased features. In order to be successful, Varex must anticipate its customers’ needs and demands, as well as potential shifts in market preferences. Varex’s failure to do so has in the past resulted, and may in the future result in the loss of customers and an adverse impact to its financial performance. With a relatively strong U.S. Dollar, Varex’s ability to meet its customers’ pricing expectations is particularly challenging and may result in erosion of product margin and market share.
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
Varex’s ability to identify and take advantage of attractive acquisitions or other business development opportunities is an important component in implementing its overall business strategy. Varex needs to grow its businesses in response to changing technologies, customer demands, and competitive pressures. In some circumstances, Varex may decide to grow its business through the acquisition of complementary businesses, products, or technologies, rather than through internal development. For example, during fiscal year 2015, Varex acquired Claymount Investments B.V. ("Claymount") and MeVis Medical Solutions AG ("MeVis"), and in May 2017, Varex acquired the medical imaging business of PerkinElmer, Inc. (the “Acquired Detector Business”).
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
Additionally, Varex has investments in privately-held companies (for example, its 40% ownership in its major supplier of its amorphous silicon-based thin film transistor arrays (flat panels) used in its digital detectors, dpiX LLC) that are subject to risk of loss of investment capital. These investments are inherently risky, in some instances because the markets for the technologies or products these companies have under development may never materialize. If these companies do not succeed, Varex could lose some or all of its investment in these companies.
Our Acquired Detector Business may not achieve strategic objectives, anticipated synergies, and/or other expected potential benefits.
Varex expects to realize strategic and other financial and operating benefits as a result of the Acquired Detector Business. However, Varex cannot predict with certainty the extent to which these benefits will actually be achieved or the timing of any such benefits. The following factors, among others, may prevent Varex from realizing these benefits:

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
Varex may not successfully integrate its business with the Acquired Detector Business.
Achieving the potential benefits of the Acquired Detector Business will depend in substantial part on the successful integration of the technologies, operations, and personnel of the acquired business. Varex may face challenges integrating the Acquired Detector Business, including:

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
The integration of the Acquired Detector Business is a complex, time-consuming and expensive process. It is not certain that the Acquired Detector Business can be successfully integrated in a timely manner, in a cost-efficient manner, or at all. Failure to do so could have a material adverse effect on the revenues, expenses, operating results, and cash resources of Varex and could result in Varex not achieving the anticipated potential benefits of the transaction.

The trading price of Varex’s common stock may decline or fluctuate significantly and fluctuations in Varex’s operating results, including quarterly revenues, and margins, may cause its stock price to be volatile, which could cause losses for its stockholders.
A public market did not exist for Varex common stock prior to the distribution, and since the distribution, Varex's stock price has ranged from a low of $25.41 to a high of $36.58. Varex cannot guarantee that an active trading market will be sustained for its common stock. Nor can Varex predict the prices at which shares of its common stock may trade. Similarly, Varex cannot predict the long-term effect of the distribution on the trading prices of its common stock. Varex has experienced and expects in the future to experience fluctuations in its operating results, including revenues and margins, from period to period.
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

In addition, as discussed in more detail elsewhere in this Annual Report, significant changes may occur in Varex’s cost structure, management, financing and business operations as a result of operating as a company separate from Varian.
Our secured revolving credit facility and secured term loan credit facility restrict certain activities, and failure to comply with these facilities may have an adverse effect on its business, liquidity and financial position.
Varex entered into a secured revolving credit facility and a secured term loan credit facility in connection with the Acquired Detector Business, each of which contains restrictive financial covenants, including financial covenants that require Varex to comply with specified financial ratios. Varex may have to curtail some of its operations to comply with these covenants. In addition, its credit facilities contain other affirmative and negative covenants that could restrict its operating and financing activities. These provisions will limit its ability to, among other things, incur future indebtedness, contingent obligations or liens, guarantee indebtedness, make certain investments and capital expenditures, sell stock or assets and pay dividends and consummate certain mergers or acquisitions. If Varex fails to comply with the credit facility requirements, it may be in default. Upon an event of default, if the Credit Agreement is not amended or the event of default is not waived, the lender could declare all amounts then outstanding, together with accrued interest, to be immediately due and payable. If this happens, Varex may not be able to make those payments or borrow sufficient funds from alternative sources to make those payments. Even if Varex were to obtain additional financing, that financing may be on unfavorable terms.
Varex has significant debt obligations that could adversely affect Varex’s business, profitability and ability to meet its obligations.
As of September 29, 2017, Varex’s total combined indebtedness was approximately $494 million. The borrowings under Varex’s credit facilities bear interest at floating interest rates. As part of its overall risk management practices, Varex entered into financial derivatives, interest rate swaps designed as cash flow hedges, to hedge the floating LIBOR interest rate on $292.5 million of its debt As a result, Varex will be exposed to fluctuations in interest rates to the extent of the balance of its borrowings under the LIBOR-based portion of its credit facilities.

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
The majority of Varex’s products are manufactured in its manufacturing facility in Salt Lake City, Utah. Varex’s manufacturing operations are subject to potential power failures, the breakdown, failure, or substandard performance of equipment, the improper installation or operation of equipment, and natural or other disasters. Loss or damage to this manufacturing facility due to any of these factors or otherwise could materially and adversely affect Varex’s ability to manufacture sufficient quantities of its products or otherwise deliver products to meet customer demand or contractual requirements, which may result in a loss of revenue and other adverse business consequences. Because of the time required to obtain regulatory approval and licensing of a manufacturing facility, Varex may not be available on a timely basis to replace any lost manufacturing capacity. The occurrence of these or any other operational issues at Varex’s manufacturing facilities could have a material and adverse effect on Varex’s business, financial condition, and results of operations. In addition, some of Varex’s products from the Acquired Detector Business and the Claymount acquisition are also manufactured in Walluf, Germany; Heerlen and Dinxperlo, the Netherlands; and Calamba City, Philippines, which are subject to similar risks but may also face additional regulatory and political risks, which could impact Varex’s ability to manufacture and ship products in a timely manner or at all. Varex manufactures its security products in Las Vegas, Nevada, and certain flat panels in Santa Clara, California, and these operations are also subject to potential power failures, the breakdown, failure, or substandard performance of equipment, the improper installation or operation of equipment, earthquakes, and other disasters, all of which could materially and adversely affect Varex’s ability to deliver products to meet customer demand. In addition, Varex’s costs associated with manufacturing its products can vary significantly from quarter to quarter, and fluctuations thereof may adversely affect its business, operating results, and/or financial condition.
Significantly more than half of Varex’s revenues are generated from customers located outside the United States, and economic, political, and other risks associated with international sales and operations could materially and adversely affect Varex’s sales or make them less predictable.
Varex conducts business globally. Revenues generated from customers located outside the United States accounted for approximately 66%, 65% and 62% of Varex’s total revenues during each of fiscal years 2017, 2016 and 2015, respectively. As a result, Varex must provide significant service and support globally. Varex intends to continue to expand its presence in international markets and expects to expend significant resources in doing so. Varex cannot be sure that it will be able to meet its sales, service, and support objectives or obligations in these international markets or recover its investment in attempting to do so. Varex’s future results could be harmed by a variety of factors, including:

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
Within the EU/EEA, Varex must obtain, and in turn affix, a CE mark certification, which is a European marking of conformity that indicates that a product meets the essential requirements of the Medical Device Directive. Compliance with the Medical Device Directive is done through a self-certification process that is then verified by an independent certification body called a “Notified Body,” which is an organization empowered by the legislature to conduct this verification. Once the CE mark is affixed, the Notified Body will regularly audit Varex to ensure that it remains in compliance with the applicable European laws and Medical Device Directive. By affixing the CE mark to its product, Varex is certifying that its products comply with the laws and regulations required by the EU/EEA countries, thereby allowing the free movement of its products within these countries and others that accept CE mark standards. If Varex cannot support its performance claims and demonstrate compliance with the applicable European laws and the Medical Device Directive, Varex would lose its right to affix the CE mark to its products, which would prevent Varex from selling its products within the EU/EEA/Switzerland territory and in other countries that recognize the CE mark. In April 2017, the European Commission adopted two new regulations on medical devices. One MDR, which will enter into force in 2020, replaced Medical Device Directive 93/42/EEC and Active Implantable Medical Device 90/385/EEC, and the other MDR, entitled In Vitro Diagnostic Medical Devices Regulation, replaced IVD Directive 98/79/EEC and will enter into force in 2022. These new regulations impose stricter requirements for placing medical devices in the market, as well as for Notified Bodies. Varex may be subject to risks associated with additional testing, modification, certification, or amendment of its existing market authorizations, or Varex may be required to modify products already installed at its customers’ facilities to comply with the official interpretations of these revised regulations.
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
Varex is unable to predict what effect new healthcare reform proposals or ongoing uncertainty surrounding foreign, federal, and state health reform proposals will have on its customers’ purchasing decisions. However, an expansion in any government’s role in the healthcare industry may materially and adversely affect Varex’s business. In addition, it is possible that changes in administration and policy, including the repeal of all or parts of the Affordable Care Act by the U.S. Congress and Trump administration could result in additional proposals and/or changes to health care system legislation, which could have a material adverse effect on Varex’s business. The effect that a full or partial repeal of the Affordable Care Act would have on Varex's business remains unclear at this time.
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

Varex maintains limited product liability insurance coverage. Varex’s product liability insurance policies are expensive and have high deductible amounts and self-insured retentions. Varex’s insurance coverage may also prove to be inadequate, and future policies may not be available on acceptable terms or in sufficient amounts, if at all. If a material claim is successfully brought against Varex relating to a liability that is in excess of its insurance coverage, or for which insurance coverage is denied or limited, Varex could have to pay substantial damages, which could have a material and adverse effect on its financial position and/or results of operations.
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
Varex conducts some of its activities, including manufacturing, research and development, administration, and data processing at facilities located in areas that have in the past experienced or may in the future experience natural disasters. Varex’s insurance coverage for such disasters may not be adequate or continue to be available at commercially-reasonable terms, or at all. A major disaster (such as a major fire, hurricane, earthquake, flood, tsunami, volcanic eruption or terrorist attack) affecting Varex’s facilities, or those of its suppliers, could significantly disrupt its operations and delay or prevent product manufacture and shipment during the time required to repair, rebuild, or replace its or its suppliers’ damaged manufacturing facilities. These delays could be lengthy and costly. If any of Varex’s customers’ facilities are adversely affected by a disaster, shipments of its products could be delayed. Additionally, customers may delay purchases of Varex’s products until its operations return to normal. For example, following the earthquake and tsunami disasters in Japan in 2011, the operations of Toshiba Medical, our largest customer, were impacted, and, as a consequence, orders to and product shipment from our business were delayed for several months. Even if Varex is able to quickly respond to a disaster, the ongoing effects of the disaster could create some uncertainty in the operations of its business. In addition, Varex’s facilities may be subject to a shortage of available electrical power and other energy supplies. Any shortages may increase its costs for power and energy supplies or could result in blackouts, which could disrupt the operations of its affected facilities and harm its business. Further, Varex’s products are typically shipped from a limited number of ports, and any disaster, strike, or other event blocking shipment from these ports could delay or prevent shipments and harm its business. In addition, concerns about terrorism, the effects of a terrorist attack, political turmoil, or an outbreak of epidemic diseases could have a negative effect on Varex’s business operations, those of its suppliers and customers, and the ability to travel, resulting in adverse consequences on its revenues and financial performance.
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
The historical information about Varex in this Annual Report prior to January 28, 2017 refers to Varex’s business as operated by and integrated with Varian. Varex’s historical financial information prior to January 28, 2017 included in this Annual Report is derived from the consolidated financial statements and accounting records of Varian. Accordingly, this historical financial information does not necessarily reflect the financial condition, results of operations, or cash flows that Varex would have achieved as a separate, publicly-traded company during the periods presented or that which Varex will achieve in the future, primarily as a result of the factors described below:

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
Fulfilling obligations incidental to being a public company, including with respect to the requirements of and related rules under the Sarbanes-Oxley Act of 2002, will place significant demands on Varex’s management, administrative, and operational resources, including accounting and information technology resources.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our business is primarily located in Salt Lake City, Utah, where we own approximately 37 acres of land and approximately 494,000 square feet of space used for manufacturing, administrative functions and research and development, for both our Medical and Industrial segments. We also own or lease 34 other facilities throughout North America, Europe and Asia that comprise over 2 million square feet of manufacturing facilities, warehouses, sales and service, research and development and office space located in 7 states and 16 foreign countries.
In addition to our location in Salt Lake City, Utah, primary owned facilities include approximately 5 acres of land in Las Vegas, Nevada and approximately 61,000 square feet in Franklin Park, Illinois, both which are used for manufacturing and administrative functions for our Industrial segment.
Primary leased facilities include approximately 111,000 square feet in Laguna, Philippines, approximately 73,000 square feet in Santa Clara, California, approximately 46,000 square feet in Wuxi, China, approximately 47,000 square feet in Dinxperlo, the Netherlands, approximately 34,000 square feet in Bremen, Germany and approximately 33,000 of square feet in Walluf, Germany, all of which are used for manufacturing and administrative functions for our Medical and Industrial segments.
Item 3. Legal Proceedings
From time to time, we are involved in legal proceedings arising in the ordinary course of business or otherwise. We do not believe that any material liability will be imposed as a result of these matters. If actual liabilities significantly exceed the estimates made, our combined financial position, results of operations, comprehensive earnings or cash flows could be materially and adversely affected. Legal expenses relating to legal matters are expensed as incurred.
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
We became an independent publicly-traded company after separating from Varian on January 28, 2017. Varex's common stock is traded on the NASDAQ Global Select Market (the "NASDAQ") under the symbol “VREX.” The following table sets forth the high and low closing sales prices for Varex common stock as reported in the consolidated transaction reporting system for the NASDAQ in fiscal year 2017.

Fiscal Year 2017	High	Low
First Quarter	$—	$—
Second Quarter (beginning January 30, 2017)	$35.14	$27.27
Third Quarter	$36.04	$32.77
Fourth Quarter	$34.18	$28.25
Since our inception, we have not paid any cash dividends and have no current plan to pay cash dividends on Varex common stock. As of September 29, 2017, there were 1,911 holders of record of Varex common stock.

This graph shows the total return on VREX common stock with comparative total returns for the Russell 2000 Index ("RUT") and the Dow Jones Medical Equipment Index ("DJUSAM").

January 30, 2017- September 29, 2017
$120
$110
$100
1/30/2017
3/31/2017
6/30/2017
9/29/2017
VREX US Equity
RUT
DJUSAM

Item 6. Selected Financial Data
On January 28, 2017, we separated from Varian. Prior to the date of separation, the financial statements were prepared on a stand-alone basis and derived from Varian’s consolidated financial statements as we operated as part of Varian.
The following data, insofar as it relates to each of the fiscal years from 2013 through 2017, has been derived from annual financial statements, including the consolidated balance sheets at September 29, 2017 and September 30, 2016 and the related consolidated statements of earnings, of comprehensive earnings, and of cash flows for the fiscal years in the period ended September 29, 2017 and notes thereto appearing elsewhere herein. In addition, the following financial data should be read in conjunction with our consolidated financial statements and the accompanying notes and the MD&A included elsewhere herein.

Summary of Operations:	Fiscal Years
(In millions, except per share amounts)	2017(1)	2016	2015	2014	2013
Revenues	$698.1	$620.1	$632.3	$685.2	$669.8
Gross margin	$253.5	$248.4	$250.6	$278.6	$268.1
Earnings before taxes	74.8	105.0	127.6	174.2	171.3
Taxes on earnings	22.8	36.0	46.8	64.1	61.7
Net earnings	52.0	69.0	80.8	110.1	109.6
Less: Net earnings attributable to noncontrolling interests	0.4	0.5	0.8	—	—
Net earnings attributable to Varex	$51.6	$68.5	$80.0	$110.1	$109.6
Net earnings per share attributable to Varex
Net earnings per share - basic	$1.37	$1.83	$2.14	$2.94	$2.93
Net earnings per share - diluted	$1.36	$1.82	$2.12	$2.92	$2.91
Financial Position at Fiscal Year End:

Working capital	$343.5	$282.1	$237.5	$201.8	$195.3
Total assets	1,040.1	622.4	583.6	433.1	399.8
Total debt (including current maturities)	483.9	—	—	—	—

(1) The summary of operations for fiscal year 2017 includes operating results from the Acquired Detector Business for the period from May 1, 2017 through September 29, 2017.

Selected Quarterly Financial Data (Unaudited)

The following table sets forth selected financial data from our unaudited quarterly consolidated statements of earnings for the eight quarters ended fiscal year 2017. The information for each quarter has been derived from unaudited financial statements and in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the unaudited interim periods and includes certain reclassifications and rounding differences. The quarterly data should be read together with our consolidated financial statements and related notes appearing elsewhere in this annual report.
On January 28, 2017, Varian completed its separation and distribution of Varex. In connection with the distribution, Varex became an independent publicly-traded company and is listed on The NASDAQ Global Select Market under the ticker “VREX” with 37.4 million shares of common stock distributed to Varian shareholders.

	Fiscal Year 2017
(In millions, except per share amounts, unaudited)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Total revenues	$157.4	$154.8	$170.1	$215.7	$698.1
Gross Margin	$58.8	$57.6	$59.5	$77.8	$253.5
Net earnings	$11.2	$15.0	$10.7	$15.1	$52.0
Net earnings attributable to Varex	$11.1	$15.0	$10.6	$15.0	$51.6
Net earnings per share - basic	$0.30	$0.40	$0.28	$0.40	$1.37
Net earnings per share - diluted	$0.29	$0.40	$0.28	$0.39	$1.36

	Fiscal Year 2016
(In millions, except per share amounts, unaudited)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Total revenues	$146.8	$149.8	$151.4	$172.1	$620.1
Gross Margin	$57.1	$59.1	$63.0	$69.2	$248.4
Net earnings	$14.2	$14.8	$17.8	$22.1	$371.7
Net earnings attributable to Varex	$14.1	$14.7	$17.6	$21.9	$68.5
Net earnings per share - basic	$0.38	$0.39	$0.47	$0.59	$1.83
Net earnings per share - diluted	$0.37	$0.39	$0.47	$0.58	$1.82

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Basis of Presentation
On January 28, 2017, Varian completed its separation and distribution of Varex. In connection with the distribution, Varex became an independent publicly-traded company and is listed on The NASDAQ Global Select Market under the ticker “VREX” with 37.4 million shares of common stock distributed to Varian shareholders.
Prior to the separation, we operated as part of Varian and not as a stand-alone company. Accordingly, certain shared costs have been allocated to us and are reflected as expenses in the accompanying financial statements. Management considers the allocation methodologies used to be reasonable and appropriate reflections of the related expenses attributable to us for purposes of the carve-out financial statements; however, the expenses reflected in these financial statements may not be indicative of the actual expenses that would have been incurred during the periods presented if we had operated as a separate stand-alone entity. The allocation methods include revenue, headcount, actual usage of services, and others. In addition, the expenses reflected in the financial statements may not be indicative of expenses that will be incurred by us in the future.
Our products are sold in three geographic regions: The Americas, EMEA, and APAC. The Americas includes North America (primarily United States) and Latin America. EMEA includes Europe, Russia, the Middle East, India and Africa. APAC includes Asia and Australia. Revenues by region are based on the known final destination of products sold.
On May 1, 2017, we completed the acquisition of the Acquired Detector Business for net cash consideration of $271.8 million (the "Acquired Detector Business"). The acquisition consisted of PerkinElmer Medical Holdings, Inc. and Dexela Limited, together with certain assets of PKI and its direct and indirect subsidiaries relating to digital flat panel X-ray detectors that serve as components for industrial, medical, dental and veterinary X-ray imaging systems. The Acquired Detector Business has about 280 employees, is headquartered in Santa Clara, California and has additional operations in Germany, the Netherlands and the United Kingdom. We believe the acquisition complements our existing imaging detector business and will provide increased expertise and opportunities for Varex in the future.
Our business performance is measured in two reportable operating segments: Medical and Industrial. The segments align our products and service offerings with customer use in medical and industrial markets and are consistent with how resources are allocated and evaluated for financial performance by our Chief Operating Decision Maker. Each operating segment is primarily evaluated for financial performance based on revenues and gross margin.
Medical
In our Medical business segment, we design, manufacture, sell and service X-ray imaging components for use in a range of applications, including radiographic and fluoroscopic imaging, mammography, computed tomography (“CT”), radiation therapy and computer-aided detection. We provide a broad range of X-ray imaging components for medical customers, including X-ray tubes, digital flat panel image detectors, high voltage connectors, image-processing software and workstations, computer-aided diagnostic software, collimators, automatic exposure control devices, generators, ionization chambers and buckys.
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
The digital flat panel detector market continues to mature from initial product introductions more than 10 years ago. For the past few years, we have experienced price erosion for these products, predominantly in the highly-competitive market for radiographic detectors. We anticipate this trend will continue in the foreseeable future.
Our X-ray imaging components are primarily sold to imaging system original equipment manufacturer (“OEM”) customers that incorporate them into their medical diagnostic, radiation therapy, dental and veterinary imaging systems. To a much lesser extent, we also sell our X-ray imaging components to independent service companies, distributors and directly to end-users for replacement purposes.
Industrial
In our Industrial business segment, we design, manufacture, sell and service products for use in security and industrial inspection applications, such as airport security, cargo screening at ports and borders and nondestructive examination in a variety of applications. The products include Linatron X-ray accelerators, X-ray tubes, digital flat panel detectors, high voltage connectors and image-processing software that we generally sell to OEM customers that incorporate these products into their inspection systems.
The security market primarily consists of airport security (carry-on baggage, checked baggage and palletized cargo) and cargo screening at ports and borders. The end customers for border protection systems are typically government agencies, many of which are in oil-based economies and war zones. In 2015, we saw a significant decline in demand for border protection systems due to the volatility of oil prices with moderate increases in demand in the following years.
The non-destructive testing market utilizes x-ray imaging to scan items for inspection of manufacturing defects and product integrity in a wide range of industries including aerospace, automotive, food packaging, metal castings and 3D printing. We provide x-ray sources, digital flat panel detectors, high voltage connectors and image processing software to OEM customers, system integrators and manufacturers. In addition, new applications for x-ray sources are being developed, such as sterilization of food and its packaging.
Fiscal Year
Our fiscal year is the 52- or 52-week period ending on the Friday nearest September 30. Fiscal year 2017 was the 52-week period that ended September 29, 2017, fiscal year 2016 was the 52-week period ended September 30, 2016, and fiscal year 2015 was the 53-week period ended on October 2, 2015. Set forth below is a discussion of our results of operations for fiscal years 2017, 2016 and 2015.
Discussion of Results of Operations for Fiscal Year 2017 and 2016

Revenues

	Fiscal Years
(In millions)	2017	2016	$ Change	% Change
Medical	556.9	505.8	51.1	10%
Industrial	141.2	114.3	26.9	24%
Total revenues	698.1	620.1	78.0	13%
Medical as a percentage of total revenues	80%	82%
Industrial as a percentage of total revenues	20%	18%
Medical revenues increased $51.1 million primarily due to $41.1 million in revenue from the Acquired Detector Business. The remaining increase is due to higher sales of X-ray tubes in APAC partially offset by lower digital detector sales. Industrial revenues increased $26.9 million primarily due to $20.2 million in revenue from the Acquired Detector Business. The remaining increase is due to higher sales of industrial X-ray tubes and higher service and linear accelerator revenues for our security products. These increases in Industrial revenues were partially offset by a decrease in revenue from industrial detectors.
Revenues by Region

	Fiscal Years
(In millions)	2017	2016	$ Change	% Change
Americas	$239.8	$224.7	$15.1	7%
EMEA	219.5	179.5	40.0	22%
APAC	238.8	215.9	22.9	11%
Total revenues	$698.1	$620.1	$78.0	13%
Americas as a percentage of total revenues	34%	36%
EMEA as a percentage of total revenues	31%	29%
APAC as a percentage of total revenues	34%	35%
The Americas revenues included $20.7 million in revenue from the Acquired Detector Business, partially offset by lower sales of X-ray tubes. EMEA revenues included $31.2 million in revenue from the Acquired Detector Business, as well as higher sales of security and industrial products. APAC revenues included $9.3 million in revenue from the Acquired Detector Business and higher sales of X-ray tubes, partially offset by lower sales of digital detectors.
Gross Margin

	Fiscal Years
(In millions)	2017	2016	$ Change	% Change
Medical	$193.6	$195.8	$(2.2)	(1)%
Industrial	59.9	52.6	7.3	14%
Total gross margin	$253.5	$248.4	$5.1	2%
Medical gross margin %	34.8%	38.7%
Industrial gross margin %	42.4%	46.0%
Total gross margin %	36.3%	40.1%
The decrease in total gross margin percentage was primarily due to higher amortization of intangible assets, a step-up inventory costs as a result of purchase price accounting related to the Acquired Detector Business, and continued price erosion in digital detectors. The decrease in medical gross margin percentage was primarily due to the reasons stated above and higher sales of CT tubes in the prior-year. The decrease in industrial gross margin percentage was primarily due to the reasons stated above and a change in product mix.
Operating Expenses

	Fiscal Years
(In millions)	2017	2016	$ Change	% Change
Research and development (1)	$67.3	$53.5	$13.8	26%
As a percentage of total revenues	9.6%	8.6%
Selling, general and administrative (2)	$102.5	$85.8	$16.7	19%
As a percentage of total revenues	14.7%	13.8%
Operating expenses	$169.8	$139.3	$30.5	22%
As a percentage of total revenues	24.3%	22.5%
(1) Research and development expenses included $0.0 million and $1.2 million allocated to us by Varian in fiscal years 2017 and 2016, respectively.

(2) Selling, general and administrative expenses include $12.4 million and $37.7 million of corporate costs allocated to us by Varian in fiscal years 2017 and 2016, respectively.

 Research and Development
The increase in research and development expenses in fiscal year 2017 was due to acceleration and development of CT X-ray tubes and digital detectors, and includes approximately $7.2 million related to the Acquired Detector Business. We are committed to investing in the business to support long-term growth and believe long-term research and development expenses of approximately 8% to 10% of annual revenues is the appropriate range that will allow us to continue to innovate and bring new products to market for our global OEM customers.
Selling, General and Administrative
Selling, general and administrative expenses in fiscal year 2017 increased due to approximately $5.0 million of acquisition and integration related costs, increased marketing personnel expenses, partially offset by lower corporate and administration expenses as the prior year included costs allocated from Varian. Selling, general and administrative expenses includes approximately $7.7 million related to the Acquired Detector Business.
Interest and Other Income (Expense), Net

The following table summarizes our interest and other income (expense), net:

	Fiscal Years
(In millions)	2017	2016	$ Change
Interest income	$0.2	$0.3	$(0.1)
Interest expense	(12.3)	(1.9)	(10.4)
Other	3.2	(2.5)	5.7
Interest and other income (expense), net	$(8.9)	$(4.1)	$(4.8)
The increase in interest and other income (expense), net was due to increases in interest expense as a result of borrowings under our credit agreement, partially offset by income from an equity method investment and foreign currency translation gains. Interest and other income (expense) in fiscal year 2016 primarily represents allocations of Varian’s interest expense and loss in an equity method investment.
Taxes on Earnings

	Fiscal Years
	2017	2016
Effective tax rate	30.5%	34.3%

     The decrease in the effective tax rate for the current year results from a difference in the mix of earnings by jurisdiction and overall global tax structure for Varex as a stand-alone company compared to the prior year when it was part of Varian. It is also impacted by the benefit of adjustments to certain deferred tax assets and the release of valuation allowances in jurisdictions where increased earnings allowed for the utilization of net operating loss carryforwards.
In general, our effective income tax rate differs from the U.S. federal statutory rate due to increases resulting from U.S. state income tax expense and earnings in certain foreign jurisdictions that are taxed currently in the U.S. These increases are partially offset by decreases due to earnings in foreign jurisdictions that are taxed at lower rates, a U.S. domestic production activities deduction, and research and development credits.
Discussion of Results of Operations for Fiscal Year 2016 and 2015

Revenues

	Fiscal Years
(In millions)	2016	2015	$ Change	% Change
Medical	$505.8	$534.3	$(28.5)	(5)%
Industrial	114.3	98.0	16.3	17%
Total revenues	$620.1	$632.3	$(12.2)	(2)%
Medical as a percentage of total revenues	82%	85%
Industrial as a percentage of total revenues	18%	15%
Medical revenues decreased in fiscal year 2016 over fiscal year 2015 primarily due to decreases in revenues from flat panel products and X-ray tube products, partially offset by an increase in revenues of $36.9 million from our acquisitions completed in the second half of fiscal year 2015. Revenues from our flat panel and X-ray tube products decreased primarily due to pricing pressures resulting from a strong U.S. Dollar, customers migrating to lower cost alternatives, and the decision of a key customer to in-source some of its flat panel products in the second half of fiscal year 2015. In addition, lower purchases from a key customer with higher X-ray tube inventory, due in part to longer tube life, also contributed to the declines in revenues.
Industrial revenues increased in fiscal year 2016 over fiscal year 2015 primarily due to an increase in revenues from our flat panel Industrial customers, in addition to an increase in revenues of $5.7 million from our acquisitions, and to a lesser extent an increase from security products.

Revenues by Region

	Fiscal Years
(In millions)	2016	2015	$ Change	% Change
Americas	$224.7	$249.2	$(24.5)	(10)%
EMEA	179.5	153.0	26.5	17%
APAC	215.9	230.1	(14.2)	(6)%
Total revenues	$620.1	$632.3	$(12.2)	(2)%
Americas as a percentage of total revenues	36%	39%
EMEA as a percentage of total revenues	29%	24%
APAC as a percentage of total revenues	35%	36%
The Americas revenues decreased in fiscal year 2016 over fiscal year 2015 primarily due to a decrease in revenues from flat panel products, partially offset by an increase of $16.8 million in revenues from our acquisitions completed in the second half of fiscal year 2015. The decrease in revenues from flat panel products was primarily due to a decision of a key customer to in-source some of the products they had purchased from us, in the second half of fiscal year 2015.
EMEA revenues increased in fiscal year 2016 over fiscal year 2015 primarily due to an increase of $16.7 million in revenues from our acquisitions completed in the second half of fiscal year 2015 and increases in revenues from flat panel products and security and inspection products, partially offset by a decrease in revenues from X-ray tube products.
APAC revenues decreased in fiscal year 2016 over fiscal year 2015 primarily due to a decrease in revenues from X-ray tube products, and to a lesser extent, a decrease in revenues from flat panel products, partially offset by an increase of $8.8 million in revenues from our acquisitions completed in the second half of fiscal year 2015. The decrease in revenues from X-ray tube products was primarily due to lower purchases from a key customer with higher X-ray tube inventory, due in part to longer tube life. In addition, the decrease in revenues from flat panel products was primarily due to pricing pressures resulting from a strong U.S. Dollar.
Gross Margin

	Fiscal Years
(In millions)	2016	2015	$ Change	% Change
Medical	$195.8	$207.1	$(11.3)	(5)%
Industrial	52.6	43.5	9.1	21%
Total gross margin	$248.4	$250.6	$(2.2)	(1)%
Medical gross margin %	38.7%	38.8%
Industrial gross margin %	46.0%	44.4%
Total gross margin %	40.1%	39.6%
Medical gross margin percentage remained flat in fiscal year 2016 over fiscal year 2015. Favorable product mix and productivity improvements were offset by increased quality costs and pricing pressures.
Industrial gross margin percentage increased in fiscal year 2016 over fiscal year 2015 primarily due to favorable product mix partially offset by lower margins from industrial products from our acquisitions.

Operating Expenses

	Fiscal Years
(In millions)	2016	2015	$ Change	% Change
Research and development (1)	$53.5	$50.4	$3.1	6%
As a percentage of total revenues	8.6%	8.0%
Selling, general and administrative (2)	$85.8	$72.7	$13.1	18%
As a percentage of total revenues	13.8%	11.5%
Operating expenses	$139.3	$123.1	$16.2	13%
As a percentage of total revenues	22.5%	19.5%
(1) Research and development expenses include $1.2 million and $1.4 million allocated to us by Varian in Fiscal Years 2016 and 2015, respectively.

(2) Selling, general and administrative expenses include $37.7 million and $38.0 million of corporate costs allocated to us by Varian in Fiscal Years 2016 and 2015, respectively.

 Research and Development
Research and development expenses increased in fiscal year 2016 over fiscal year 2015 primarily due to $7.1 million in additional expenses from our acquisitions completed in the second half of fiscal year 2015, partially offset by a reduction in spending on our current projects.
Selling, General and Administrative
Selling, general and administrative expenses increased in fiscal year 2016 over fiscal year 2015 due to $10.2 million in additional operating expenses from our acquisitions completed in the second half of fiscal year 2015.
Interest and Other Income (Expense), Net
The following table summarizes our interest and other income (expense), net:

	Fiscal Years
(In millions)	2016	2015	$ Change
Interest income	$0.3	$0.5	$(0.2)
Interest expense	(1.9)	(1.2)	(0.7)
Other	(2.5)	0.8	(3.3)
Interest and other income (expense), net	$(4.1)	$0.1	$(4.2)

The change in interest and other income (expense), net in fiscal year 2016 compared to fiscal year 2015 was primarily due to a loss from our equity method investments in fiscal year 2016, compared to income in the year-ago period, and higher interest expense allocated to us as a result of Varian’s increased borrowings in fiscal year 2016.
Taxes on Earnings

	Fiscal Years
	2016	2015
Effective tax rate	34.3%	36.7%
     Our effective tax rate decreased in fiscal year 2016 over fiscal year 2015 primarily due to the retroactive reinstatement of the federal research and development credit. Due to the timing of the prior lapse and the retroactive reinstatement of the federal research and development credit, the Company received seven quarters of benefit in fiscal year 2016, but only four quarters of benefit in fiscal year 2015.

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
We assess our liquidity in terms of our ability to generate cash to fund our operating and investing activities. We continue to generate substantial cash from operating activities and believe that our operating cash flow, credit facility, and other sources of liquidity will be sufficient to allow us to continue to invest in our existing businesses, consummate strategic acquisitions and manage our capital structure on a short and long-term basis. Although we believe that our future cash from operations, together with our access to banking and capital markets, will provide adequate resources to fund our operating and financing needs, our access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including: (i) the liquidity of the overall capital markets and (ii) the current state of the economy. There can be no assurances that we will continue to have access to these markets on terms acceptable to us. See “Risk Factors” for a further discussion. At September 29, 2017 we had $463.9 million in long-term debt and $20.0 million of current maturities of long-term debt, net of deferred issuance costs of $10.1 million.
Cash and Cash Equivalents
The following table summarizes our cash and cash equivalents:

(In millions)	September 29, 2017	September 30, 2016	$ Change	% Change
Cash and cash equivalents	$83.3	$36.5	$46.8	128%
In accordance with the Separation and Distribution Agreement, we transferred $27.1 million of cash during the twelve months ended September 29, 2017, which represented all cash and cash equivalents in excess of $5 million to Varian, other than any cash and cash equivalents held by MeVis on January 28, 2017 and held by any Varex entities in order to complete the transfer of certain assets and subsidiaries from Varian. Funds held to complete these asset and subsidiary transfers was approximately $7.9 million as of September 29, 2017.
Cash Flows

	Fiscal Years
(In millions)	2017	2016	2015
Net cash flow provided by (used in):
Operating activities	$74.6	$74.2	$85.2
Investing activities	(292.0)	(21.6)	(102.1)
Financing activities	263.3	(36.8)	36.7
Effects of exchange rate changes on cash and cash equivalents	0.9	0.1	0.3
Net increase in cash and cash equivalents	$46.8	$15.9	$20.1

Net Cash Provided by Operating Activities. Cash from operating activities consists primarily of net earnings adjusted for certain non-cash items, including share-based compensation, depreciation, amortization of intangible assets, deferred income taxes, income and loss from equity investments and the effect of changes in operating assets and liabilities.

For fiscal year 2017, net cash provided by operating activities was $74.6 million and consisted of net earnings of $52.0 million, increases from non-cash items of $29.2 million and decreases from operating assets and liabilities activities of $6.6 million. Operating assets and liabilities activity primarily consisted of increases in accounts receivables of $23.1 million and increases in inventories of $4.2 million, partially offset by increases in accounts payable and accrued liabilities of $33.0 million.
For fiscal year 2016, net cash provided by operating activities was $74.2 million and consisted of net earnings of $69.0 million, non-cash items of $31.4 million and decreases from operating assets and liabilities activities of $26.2 million. Operating assets and liabilities activity included increases in inventories of $23.5 million and increases in accounts receivable of $4.6 million.

For fiscal year 2015, net cash provided by operating activities was $85.2 million and consisted of net earnings of $80.8 million, non-cash items of $19.5 million and decreases from operating assets and liabilities activities of $15.1 million. Operating assets and liabilities activity included increases in inventories of $25.9 million, decreases in accrued liabilities of $7.2 million and decreases in accounts receivable of $19.3 million.
Net Cash Used in Investing Activities. Net cash used in investing activities was $292.0 million, $21.6 million, and $102.1 million for the fiscal years 2017, 2016 and 2015, respectively. Net cash used in investing activities for fiscal year 2017 related to the Acquired Detector Business for $271.8 million and capital expenditures for property plant and equipment of $20.2 million. Net cash used in investing activities for fiscal year 2016 related to capital expenditures for property plant and equipment of $28.9 million offset by sales of available-for-sale securities of $8.6 million. Net cash used in investing activities for fiscal year 2015 related to capital expenditures for property plant and equipment of $34.3 million and acquisitions for $67.9 million.
Net Cash Provided by (Used in) Financing Activities. Financing activities for the fiscal year 2017 primarily consisted of borrowings under our credit agreements of $749.0 million and net transfers from Varian of $5.0 million, partially offset by distributions to Varian of $227.1 million, repayments of borrowings of $255.0 million and payment of debt issuance costs of $11.9 million. Financing activities for the fiscal years 2016 and 2015 primarily consisted of transfers to Varian of $36.7 million and from Varian of $35.8 million, respectively.
Days Sales Outstanding
Trade accounts receivable days sales outstanding (“DSO”) was 66 days at September 29, 2017 and September 30, 2016. Our accounts receivable and DSO are impacted by a number of factors, primarily including the timing of product shipments, collections performance, payment terms, the mix of revenues from different regions and the effects of economic instability.
Contractual Obligations
In October 2013, we entered into an amended agreement with dpiX and other parties that, among other things, provides us with the right to 50% of dpiX’s total manufacturing capacity produced after January 1, 2014. The amended agreement requires us to pay for 50% of the fixed costs (as defined in the amended agreement), as determined at the beginning of each calendar year. For the remainder of calendar year 2017, we estimate that we have fixed cost commitments of $4.1 million related to this amended agreement. The fixed cost commitment for future periods will be determined and approved by the dpiX board of directors at the beginning of each calendar year. The amended agreement will continue unless the ownership structure of dpiX changes (as defined in the amended agreement).
In October 2015, we committed to grant the noncontrolling shareholders of MeVis: (1) an annual recurring net compensation of €0.95 per MeVis share; and, (2) a put right for their MeVis shares at €19.77 per MeVis share. As of September 29, 2017, noncontrolling shareholders together held approximately 0.5 million shares of MeVis, representing 26.3% of the outstanding shares.

The following table summarizes, as of September 29, 2017, the total amount of future payments due in various future periods:

	Payments Due by Period
(In millions)	Total	Fiscal Year 2018	Fiscal Years 2019-2020	Fiscal Years 2021-2022	Beyond
Operating lease obligations	$16.4	$4.0	$6.3	$5.2	$0.9
Principal payments on borrowings	494.0	20.0	55.0	419.0	—
Total	$510.4	$24.0	$61.3	$424.2	$0.9
We lease office space under non-cancelable operating leases. The leases expire at various dates through 2025, excluding extensions at our option, and contain provisions for rental adjustments, including in certain cases, adjustments based on increases in the Consumer Price Index. The leases generally contain renewal provisions for varying periods of time.
For further discussion regarding our borrowings, see Note 7, "Borrowings" of the Notes to the Consolidated Financial Statements.

Contingencies
From time to time, we are a party to or otherwise involved in legal proceedings, claims and government inspections or investigations and other legal matters both inside and outside the United States, arising in the ordinary course of our business or otherwise. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. See Note 10 “Commitments and Contingencies” in the notes to the consolidated financial statements, which discussion is incorporated herein by reference.
Off-Balance Sheet Arrangements
In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification of business partners and customers for losses suffered or incurred for property damages, death and injury and for patent, copyright or any other intellectual property infringement claims by any third parties with respect to our products. The terms of these indemnification arrangements are generally perpetual. Except for losses related to property damages, the maximum potential amount of future payments we could be required to make under these arrangements is unlimited. As of September 29, 2017, we have not incurred any material costs to defend lawsuits or settle claims related to these indemnification arrangements. As a result, we believe the estimated fair value of these arrangements is minimal.
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
We periodically review our accounting policies, estimates and assumptions and make adjustments when facts and circumstances dictate. Such accounting policies require us to use judgments, often as a result of the need to make estimates and assumptions regarding matters that are inherently uncertain, and actual results could differ materially from these estimates. For a discussion of how these estimates and other factors may affect our business, see Item 1A, “Risk Factors.”
Revenue Recognition
Our revenues are derived primarily from the sale of hardware and software products, as well as services. We recognize revenues net of any value added or sales tax and net of sales discounts.
We occasionally enter into sales arrangements with customers that contain multiple elements or deliverables such as hardware, software and services. Judgments as to the allocation of consideration from an arrangement to the multiple elements of the arrangement, and the appropriate timing of revenue recognition are critical with respect to these arrangements to ensure compliance with GAAP.
The allocation of consideration in a multiple element arrangement is affected by the determination of whether any software deliverables that function together with other hardware components to deliver the hardware products’ essential functionality are considered as non-software products for purposes of revenue recognition. The allocation of consideration to each non-software deliverable is based on the assumptions we use to establish its selling price, which are based on vendor-specific objective evidence of selling price, if it exists, otherwise, third-party evidence of selling price, if it exists, and, if not, on estimated selling prices.
Changes to the elements in an arrangement and the amounts allocated to each element could affect the timing and amount of revenue recognition. Revenue recognition also depends on the timing of shipment, availability of products or customer acceptance terms. If shipments are not made on scheduled timelines or if the products are not accepted by the customer in a timely manner, our reported revenues may differ materially from expectations.

Service revenues include revenues from hardware service contracts, software service agreements, bundled support arrangements, paid services and trainings, and parts that are sold by the service department. Revenues allocated to service contracts are generally recognized ratably over the period of the related contracts.
Corporate Allocations
Prior to January 28, 2017, we operated as part of Varian and not as a stand-alone company. Accordingly, certain shared costs have been allocated to us and are reflected as expenses in the accompanying financial statements. Management considers the allocation methodologies used to be reasonable and appropriate reflections of the related expenses attributable to us for purposes of the carve-out financial statements; however, the expenses reflected in these financial statements may not be indicative of the actual expenses that would have been incurred during the periods presented if we had operated as a separate stand-alone entity. The allocation methods include revenue, headcount, actual usage of services, and others. In addition, the expenses reflected in the financial statements may not be indicative of expenses that will be incurred in the future by the Company. See Note 3, “Related Party Transactions” of the Notes to the audited combined financial statements for a description of our corporate allocations and related-party transactions.
Share-based Compensation Expense
Prior to the separation, our employees participated in Varian’s equity-based incentive plans. Subsequent to the separation, our employees participated in Varex’s equity-based incentive plans. Share-based compensation expense includes expense related to awards and terms granted to our employees as well as allocation of expenses from Varian’s corporate employees.
We value stock options granted and the option component of the shares of common stock purchased under the Employee Stock Purchase Plan using the Black-Scholes option-pricing model. Share-based compensation expense for restricted stock units is measured using the fair value of Varex’s stock on the date of grant and is amortized over the award’s respective service period. The determination of fair value of share-based payment awards on the date of grant under the Black-Scholes option-pricing model is affected by Varex’s stock price, as well as the input of other subjective assumptions, including the expected terms of share-based awards and the expected price volatilities of shares of Varex common stock and peer companies that are used to assess certain performance targets over the expected term of the awards, and the expected dividend yield of shares of Varex common stock.
We measure and recognize expense for all share-based payment awards based on their fair values. Share-based compensation expense recognized in the Combined Statements of Earnings includes compensation expense for the share-based payment awards based on the grant date fair value estimated in accordance with the guidance on share-based compensation. Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. We attribute the value of share-based compensation to expense using the straight-line method. We consider only the direct tax impacts of share-based compensation awards when calculating the amount of tax windfalls or shortfalls.
Allowance for Doubtful Accounts
We evaluate the creditworthiness of our customers prior to authorizing shipment for all major sale transactions. On a quarterly basis, we evaluate aged items in the accounts receivable aging report and provide an allowance in an amount we deem adequate for doubtful accounts. If our evaluation of our customers’ financial conditions does not reflect our future ability to collect outstanding receivables, additional provisions may be needed and our operating results could be negatively affected.
Inventories
Our inventories include high technology parts and components that are highly specialized in nature and that are subject to technological obsolescence. We have programs to minimize the required inventories on hand and we regularly review inventory quantities on hand and on order and adjust for excess and obsolete inventory based primarily on historical usage rates and our estimates of product demand and production. Actual demand may differ from our estimates, in which case we may have understated or overstated the provision required for obsolete and excess inventory, which would have an impact on our operating results.
Goodwill and Intangible Assets
Goodwill is initially recorded when the purchase price paid for a business acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Our future operating performance will be impacted by the future amortization of these acquired intangible assets and potential impairment charges related to these intangibles or to goodwill if indicators of impairment exist. The allocation of the purchase price from business acquisitions to goodwill and intangible assets could have a material impact on our future operating results. In addition, the allocation of the purchase price of the acquired businesses to goodwill and intangible assets requires us to make significant estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets and the appropriate discount rate for those cash flows. Should conditions differ from management’s estimates at the time of the acquisition, material write-downs of intangible assets and/or goodwill may be required, which would adversely affect our operating results.
We evaluate goodwill for impairment at least annually or whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The evaluation includes consideration of qualitative factors including industry and market considerations, overall financial performance, and other relevant events and factors affecting the reporting unit. If we determine that a quantitative analysis is necessary, the impairment test for goodwill is a two-step process. Step one consists of a comparison of the fair value of a reporting unit against its carrying amount, including the goodwill allocated to each reporting unit. We determine the fair value of our reporting units based on a combination of income and market approaches. The income approach is based on the present value of estimated future cash flows of the reporting units and the market approach is based on a market multiple calculated for each reporting unit based on market data of other companies engaged in similar business. If the carrying amount of the reporting unit is in excess of its fair value, step two requires the comparison of the implied fair value of the reporting unit’s goodwill against the carrying amount of the reporting unit’s goodwill. Any excess of the carrying value of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill is recorded as an impairment loss.
In fiscal years 2017, 2016 and 2015, we performed the annual goodwill impairment test for our two reporting units and found no impairment. We performed the annual goodwill analysis as of the first day of the fourth quarter of each fiscal year (using balances as of the end of the third quarter of that fiscal year). For both reporting units, based upon the annual goodwill analysis that we performed as of the first day of the fourth quarter of the respective fiscal years, either step one of the impairment test was not completed based on evaluation of qualitative factors or, if step one was completed, the fair value was substantially in excess of carrying value. However, significant changes in our projections about our operating results or other factors could cause us to make interim assessments of impairments in any quarter that could result in some or all of the goodwill being impaired.
We will continue to make assessments of impairment on an annual basis or more frequently if indicators of potential impairment arise.
Warranty Obligations
We warrant most of our products for a specific period of time, usually 12 to 24 months from delivery or acceptance, against material defects. We provide for the estimated future costs of warranty obligations in cost of revenues when the related revenues are recognized. The accrued warranty costs represent our best estimate at the time of sale of the total costs that we will incur to repair or replace product parts that fail while still under warranty. The amount of accrued estimated warranty costs obligation for established products is primarily based on historical experience as to product failures adjusted for current information on repair costs. For new products, estimates will include historical experience of similar products, as well as reasonable allowance for warranty expenses associated with new products. On a quarterly basis, we review the accrued balances of our warranty obligations and update the historical warranty cost trends, if required.
Loss Contingencies
From time to time, we are a party to or otherwise involved in legal proceedings, claims and government inspections or investigations or other legal matters, both inside and outside the United States, arising in the ordinary course of our business or otherwise. We accrue amounts, to the extent they can be reasonably estimated, that we believe are adequate to address any liabilities related to legal proceedings and other loss contingencies that we believe will result in a probable loss. Such matters are subject to many uncertainties, outcomes are not predictable with assurance, and actual liabilities could materially exceed our estimates of potential liabilities. In addition, we are subject to a variety of environmental laws around the world. Those laws regulate multiple aspects of our operations, including the handling, storage, transport and disposal of hazardous substances. They may impose costs on our operations.
Impairment of Investments
We have investments in privately held companies that are accounted for under the equity method of accounting as we hold at least a 20% ownership interest or have the ability to exercise significant influence in these investments. We monitor these investments for events or circumstances indicative of potential impairment, and we make appropriate reductions in carrying values if we determine that an impairment charge is required, based primarily on the financial condition, near-term prospects and recent financing activities of the investee.
Taxes on Earnings
Taxes on earnings, as presented, are calculated on a separate return basis. Under this method, we compute taxes on earnings as if we were a separate taxpayer filing our own income tax returns for the full year. However, as we only became an actual separate taxpayer upon separation from Varian, the amounts recorded may differ from the amounts that would have been reflected in the financial statements had we been an entity that operated independently of Varian for the entire period. This is partially due to a different tax structure and tax accounting elections and assertions for the periods before and after separation.
We are subject to taxes on earnings in the United States and numerous foreign jurisdictions. As a global taxpayer, significant judgments and estimates are required in evaluating our tax positions and determining our provision for taxes on earnings. We account for uncertainty in income taxes following a two-step approach for recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining whether the weight of available evidence indicates that it is more likely than not that, based on the technical merits, the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Recognition and measurement are based on management’s best judgment given the facts, circumstances and information available at the end of the accounting period.
Generally, the carrying value of our net deferred tax assets assumes that we will be able to generate sufficient future taxable earnings in the applicable tax jurisdictions to utilize these deferred tax assets. In the period in which we conclude it is more likely than not that we will be unable to recover our net deferred tax assets in these tax jurisdictions, we will increase our valuation allowance and our tax provision will increase in the period in which we make such a determination.
Our foreign earnings are generally taxed at rates lower than U.S. rates. Our effective tax rate is impacted by existing tax laws in both the United States and in the respective countries in which our foreign subsidiaries do business. A change in the percentage of our total earnings from foreign countries, or in the mix of foreign countries or tax jurisdictions, could increase or decrease our effective tax rate. Taxes on earnings for the current period do not assume U.S. taxes on certain undistributed profits of certain foreign subsidiaries. They also do not assume any benefit for reduced U.S. tax rates or holidays on repatriated earnings as currently contemplated by Congress. These earnings could become subject to incremental foreign withholding or U.S. federal and state taxes should they either be deemed or actually remitted to the United States.
Backlog
Backlog is the accumulation of all orders for which revenues have not been recognized and are still considered valid. Backlog also includes a small portion of billed service contracts that are included in deferred revenue. Our total backlog at September 29, 2017 was $231.9 million, a decrease of 6.6% from the backlog of $248.4 million million at September 30, 2016, which was primarily due to several of our customers providing quarterly orders rather than annual orders.
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
In addition to orders for which revenues have not been recognized and are still considered valid, we have pricing agreements with many of our established customers that span multi-year periods. These pricing agreements include volume ranges under which orders are placed.
Recent Accounting Standards or Updates Not Yet Effective
See Note 1, “Summary of Significant Accounting Policies” of the notes to the condensed consolidated financial statements for a description of recent accounting standards, including the expected dates of adoption and the estimated effects on our consolidated financial statements.
Item 7A. Quantitative and Qualitative Disclosures about Market Risks
We are exposed to four primary types of market risks: foreign currency exchange rate risk, credit and counterparty risk, interest rate risk and commodity price risk.
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
Interest Rate Risk
At September 29, 2017, we had borrowings of $483.9 million. Borrowings under our credit facilities bear interest at floating interest rates. As a result, we are exposed to fluctuations in interest rates to the extent of our borrowings under the credit facilities. As part of our overall risk management program, we entered into several interest rate swaps designed as cash flow hedges, to hedge the floating LIBOR components of our interest rate which represented a notional value of $292.5 million of our debt as of September 29, 2017. See Note 6, “Financial Derivatives and Hedging Activities” for further information on hedging activities. .
Commodity Price Risk
We are exposed to market risks related to volatility in the prices of raw materials used in our products. The prices of these raw materials fluctuate in response to changes in supply and demand fundamentals and our product margins and level of profitability tend to fluctuate with changes in these raw materials prices. We try to protect against such volatility through various business strategies. During the fiscal year ended September 29, 2017, we did not have any commodity derivative instruments in place to manage our exposure to price changes.
Item 8. Financial Statements and Supplementary Data.
The Consolidated Financial Statements and Schedules listed in the Index to Financial Statements, Schedules and Exhibits on page F-1 are filed as part of this annual report.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Exchange Act required by Exchange Act) Rules 13a-15(b) or 15d-15(b), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Report of management on internal control over financial reporting. This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter of fiscal year 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
The information required by this item with respect to our executive officers is set forth in Part I of this Annual Report on Form 10-K. The information required by this item with respect to our directors, our Audit Committee and its members, and audit committee financial expert is incorporated by reference from our definitive proxy statement for the 2018 Annual Meeting of Stockholders under the caption “Proposal One-Election of Directors." The information required by this item with respect to compliance with Section 16(a) of the Exchange Act is incorporated by reference from our definitive proxy statement for the 2018 Annual Meeting of Stockholders under the caption “Stock Ownership-Section 16(a) Beneficial Ownership Reporting Compliance.”
Code of Conduct
We have adopted a Code of Conduct that applies to all of our executive officers and directors. The Code of Conduct is posted on our website. The Internet address for our website is http://www.vareximaging.com, and the Code of Conduct may be found as follows:
1.    From our main web page, first click “Investors.”
2.    Next click on “Governance Highlights” under “Corporate Governance” in the drop-down menu.
3.    Finally, click on “Code of Conduct.”
We intend to satisfy the disclosure requirements under Item 5.05(c) of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions by posting such information on our website, at the address and location specified above.
Item 11.        Executive Compensation.
The information required by this item is incorporated by reference from our definitive proxy statement for the 2018 Annual Meeting of Stockholders under the caption “Executive Compensation.”
Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item with respect to the security ownership of certain beneficial owners and the security ownership of directors and executive officers is incorporated by reference from our definitive proxy statement for the 2018 Annual Meeting of Stockholders under the caption “Stock Ownership-Beneficial Ownership of Certain Stockholders, Directors and Executive Officers.”
The information required by this item with respect to securities authorized for issuance under equity compensation plans is incorporated by reference from our definitive proxy statement for the 2018 Annual Meeting of Stockholders under the caption “Description of the 2017 Stock Plan.”
Item 13.        Certain Relationships and Related Transactions and Director Independence.
The information required by this item with respect to certain relationships and related transactions is incorporated by reference from our definitive proxy statement for the 2018 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions.” The information required by this item with respect to director and committee member independence is incorporated by reference from our definitive proxy statement for the 2018 Annual Meeting of Stockholders under the caption “Proposal One-Election of Directors.”
Item 14.        Principal Accountant Fees and Services.
The information required by this item is incorporated by reference from our definitive proxy statement for the 2018 Annual Meeting of Stockholders under the caption “Proposal Four-Ratification of the Appointment of Our Independent Registered Public Accounting Firm.”

PART IV
Item 15.        Exhibits, Consolidated Financial Statements and Financial Statement Schedules.
Documents filed as part of this annual report include:

1.
Consolidated Financial Statements. We have filed the consolidated financial statements listed in the index to Consolidated Financial Statements, Schedules and Exhibits on page F-1 as part of this annual report on Form-10K.

2.
Financial Statement Schedules and Other. All financial statement schedules have been omitted because they are not applicable, not material or the required information is shown in the consolidated financial statements or the notes thereto.

3.	Exhibits. The exhibits listed below are filed as part of this annual report on Form 10-K.

Exhibit Number	Description
2.1
Separation and Distribution Agreement, dated as of January 27, 2017, by and between Varian and (incorporated by reference to Exhibit 2.1 to Company’s Current Report on Form 8-K filed January 30, 2017, SEC File No. 001-37860).

2.2
Master Purchase and Sale Agreement, dated as of December 21, 2016, by and between Varian Medical Systems, Inc. and PerkinElmer, Inc. (incorporated by reference to Exhibit 2.2 to Company’s Amendment No. 3 to the Registration Statement on Form 10 filed December 30, 2016, SEC File No. 001-37860).

2.3
Amendment No.1 to Master Purchase and Sale Agreement, entered into as of January 17, 2017, by and between PerkinElmer, Inc. and Varian Medical Systems, Inc. (incorporated by reference to Exhibit 2.2 to Company’s Quarterly Report on Form 10-Q filed May 12, 2017, SEC File No. 001-37860).

2.4
Assignment and Assumption Agreement, dated January 27, 2017, by and between Varian Medical Systems, Inc. and Varex Imaging Corporation (incorporated by reference to Exhibit 2.3 to Company’s Quarterly Report on Form 10-Q filed May 12, 2017, SEC File No. 001-37860).

2.5
Amendment No.2 to Master Purchase and Sale Agreement, entered into as of April 28, 2017, by and between PerkinElmer, Inc. and Varex Imaging Corporation (incorporated by reference to Exhibit 2.4 to Company’s Quarterly Report on Form 10-Q filed May 12, 2017, SEC File No. 001-37860).

3.1*	Amended and Restated Certificate of Incorporation, dated January 27, 2017 (as corrected December 12, 2017)

3.2	Amended and Restated Bylaws of Company, as amended January 27, 2017 (incorporated by reference to Exhibit 3.2 to Company’s Current Report on Form 8-K filed January 30, 2017, SEC File No. 001-37860).

10.1
Transition Services Agreement, dated as of January 27, 2017, by and between Varian and Company (incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K filed January 30, 2017, SEC File No. 001-37860).

10.2
Tax Matters Agreement, dated as of January 27, 2017 by and between Varian and Company (incorporated by reference to Exhibit 10.2 to Company’s Current Report on Form 8-K filed January 30, 2017, SEC File No. 001-37860).

10.3
Employee Matters Agreement, dated as of January 27, 2017, by and between Varian and Company (incorporated by reference to Exhibit 10.3 to Company’s Current Report on Form 8-K filed January 30, 2017, SEC File No. 001-37860).

10.4
Intellectual Property Matters Agreement, dated as of January 27, 2017, by and between Varian and Company (incorporated by reference to Exhibit 10.4 to Company’s Current Report on Form 8-K filed January 30, 2017, SEC File No. 001-37860).

10.5
Trademark License Agreement, dated as of January 27, 2017, by and between Varian and Company (incorporated by reference to Exhibit 10.5 to Company’s Current Report on Form 8-K filed January 30, 2017, SEC File No. 001-37860).

10.6++
Credit Agreement, dated as of May 1, 2017, by and among Company as Borrower, the Lenders referred to therein, as Lenders, and Bank of America, N.A., as Administrative Agent, Swingline Lender and Issuing Lender (incorporated by reference to Exhibit 10.1 to Company’s Quarterly Report on Form 10-Q filed August 14, 2017, SEC File No. 001-37860).

10.7
Credit Agreement, dated as of January 25, 2017, by and among Varex Imaging Corporation as Borrower, the Lenders referred to herein, as Lenders, and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, Wells Fargo Securities, LLC, as Sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.6 to Company’s Current Report on Form 8-K filed January 30, 2017, SEC File No. 001-37860).

10.8†	Varex Imaging Corporation 2017 Omnibus Stock Plan (incorporated by reference to Exhibit 99.1 to the Company’s Form S-8, filed January 27, 2017, SEC File No. 001-37860).

10.9†
Form of Nonqualified Stock Option Agreement under the 2017 Omnibus Stock Plan (incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K filed February 16, 2017, SEC File No. 001-37860).

10.10†
Form of Restricted Stock Unit Award Agreement under the 2017 Omnibus Stock Plan (incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K filed February 16, 2017, SEC File No. 001-37860).

10.11†	Varex Imaging Corporation 2017 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 99.2 to the Company’s Form S-8, filed January 27, 2017, SEC File No. 001-37860).

10.12†	Varex Imaging Corporation Management Incentive Plan (incorporated by reference to Exhibit 10.9 to Company’s Current Report on Form 8-K filed January 30, 2017, SEC File No. 001-37860).

10.13†	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.10 to Company’s Current Report on Form 8-K filed January 30, 2017, SEC File No. 001-37860).

10.14†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.11 to Company’s Current Report on Form 8-K filed January 30, 2017, SEC File No. 001-37860).

10.15†	Varex Imaging Corporation 2016 Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to Form 10 filed by Company on December 8, 2016, SEC File No. 001-37860).

10.16†
Varex Imaging Corporation Frozen Deferred Compensation Plan (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to Form 10 filed by the Registrant on December 8, 2016, SEC File No. 001-37860).

10.17*†	Form of Grant Agreement for Deferred Stock Units under the 2017 Omnibus Stock Plan.

21.1*	List of Subsidiaries as of November 30, 2017

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2*	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

†	Management contract or compensatory agreement.

++	Portions of this exhibit have been omitted pursuant to a confidential treatment request filed pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VAREX IMAGING CORPORATION

Date:	December 12, 2017	By:	/s/ CLARENCE R. VERHOEF
Clarence R. Verhoef
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ SUNNY S. SANYAL	President and Chief Executive Officer and Director (Principal Executive Officer)	December 12, 2017
Sunny S. Sanyal

/s/ CLARENCE R. VERHOEF	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	December 12, 2017
Clarence R. Verhoef

/s/ KEVIN B. YANKTON	Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	December 12, 2017
Kevin B. Yankton

/s/ RUEDIGER NAUMANN-ETIENNE	Chairman of the Board	December 12, 2017
Ruediger Naumann-Etienne

/s/ JOCELYN D. CHERTOFF	Director	December 12, 2017
Jocelyn D. Chertoff

/s/ CHRISTINE A. TSINGOS	Director	December 12, 2017
Christine A. Tsingos

/s/ JAY K. KUNKEL	Director	December 12, 2017
Jay K. Kunkel

/s/ ERICH R. REINHARDT	Director	December 12, 2017
Erich R. Reinhardt

/s/ DOW R. WILSON	Director	December 12, 2017
Dow R. Wilson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Varex Imaging Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of comprehensive earnings, of equity, and of cash flows present fairly, in all material respects, the financial position of Varex Imaging Corporation and its subsidiaries as of September 29, 2017 and September 30, 2016, and the results of their operations and their cash flows for each of the three years in the period ended September 29, 2017 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Salt Lake City, Utah
December 12, 2017

VAREX IMAGING CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS

	Fiscal Years
(In millions)	2017	2016	2015
Revenues	$698.1	$620.1	$632.3
Cost of revenues	444.6	371.7	381.7
Gross margin	253.5	248.4	250.6
Operating expenses:
Research and development	67.3	53.5	50.4
Selling, general and administrative	102.5	85.8	72.7
Total operating expenses	169.8	139.3	123.1
Operating earnings	83.7	109.1	127.5
Interest income	0.2	0.3	0.5
Interest expense	(12.3)	(1.9)	(1.2)
Other income (expense), net	3.2	(2.5)	0.8
Interest and other income (expenses), net	(8.9)	(4.1)	0.1
Earnings before taxes	74.8	105.0	127.6
Taxes on earnings	22.8	36.0	46.8
Net earnings	52.0	69.0	80.8
Less: Net earnings attributable to noncontrolling interests	0.4	0.5	0.8
Net earnings attributable to Varex	$51.6	$68.5	$80.0
Net earnings per common share attributable to Varex
Basic	$1.37	$1.83	$2.14
Diluted	$1.36	$1.82	$2.12
Weighted average common shares outstanding
Basic	37.6	37.4	37.4
Diluted	38.0	37.7	37.7

See accompanying notes to the consolidated financial statements.

VAREX IMAGING CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Fiscal Years
(In millions)	2017	2016	2015
Net earnings	$52.0	$69.0	$80.8
Other comprehensive earnings (loss), net of tax:
Unrealized gain on interest rate swap contracts, net of tax	0.6	—	—
Unrealized gain on defined benefit obligations, net of tax	0.2	—	—
Available-for-sale securities:
Change in unrealized loss, net of tax	—	(0.3)	(0.1)
Reclassification adjustments, net of tax	—	0.4	—
Other comprehensive earnings (loss), net of tax	0.8	0.1	(0.1)
Comprehensive earnings	52.8	69.1	80.7
Less: Comprehensive earnings attributable to noncontrolling interests	0.4	0.5	0.8
Comprehensive earnings attributable to Varex	$52.4	$68.6	$79.9

 See accompanying notes to the consolidated financial statements.

VAREX IMAGING CORPORATION
CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)	September 29, 2017	September 30, 2016
Assets
Current assets:
Cash and cash equivalents	$83.3	$36.5
Accounts receivable, net of allowance for doubtful accounts of $0.4 and $0.2 at September 29, 2017 and September 30, 2016, respectively	163.6	122.2
Inventories, net	234.5	197.4
Prepaid expenses and other current assets	13.9	3.8
Total current assets	$495.3	$359.9
Property, plant and equipment, net	148.3	108.9
Goodwill	241.9	74.7
Intangibles assets	91.3	20.7
Investments in privately-held companies	52.3	49.3
Deferred tax assets	—	5.5
Other assets	11.0	3.4
Total assets	$1,040.1	$622.4
Liabilities, Redeemable Noncontrolling Interests and Equity
Current liabilities:
Accounts payable	$58.9	$41.9
Accrued liabilities	62.4	23.9
Current maturities of long-term debt	20.0	—
Deferred revenues	10.5	12.0
Total current liabilities	$151.8	$77.8
Long-term debt	463.9	—
Deferred tax liabilities	29.5	3.0
Other long-term liabilities	4.7	5.3
Total liabilities	$649.9	$86.1
Commitments and contingencies (Note 10)
Redeemable noncontrolling interests	11.2	10.3
Equity:
Preferred stock, $.01 par value: 20,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value:
Authorized shares - 150,000,000
Issued shares - 37,633,747 and 0
Outstanding shares - 37,633,747 and 0	0.4	—
Net parent investment	—	526.0
Additional paid-in capital	342.7	—
Accumulated other comprehensive loss	0.8	—
Retained earnings	35.1	—
Total stockholders' equity	$379.0	$526.0
Total liabilities, redeemable noncontrolling interests and Varex stockholders' equity	$1,040.1	$622.4

See accompanying notes to the consolidated financial statements.

VAREX IMAGING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years
(In millions)	2017	2016	2015
Cash flows from operating activities:
Net earnings	$52.0	$69.0	$80.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Share-based compensation expense	8.4	9.5	9.6
Excess tax benefits from share-based compensation	—	0.1	(1.7)
Depreciation	16.9	9.8	9.6
Amortization of intangible assets	10.5	5.5	2.7
Deferred taxes	(8.9)	4.2	(0.8)
(Income) loss from equity method investments	(1.3)	1.6	(0.3)
Amortization of deferred loan costs	1.8	—	—
Other, net	1.8	0.7	0.4
Changes in assets and liabilities:
Accounts receivable	(23.1)	(4.6)	19.3
Inventories	(4.2)	(23.5)	(25.9)
Prepaid expenses and other assets	(10.7)	(0.9)	0.3
Accounts payable	4.9	(1.9)	(4.3)
Accrued operating liabilities and other long-term operating liabilities	28.1	2.8	(7.2)
Deferred revenues	(1.6)	1.9	2.7
Net cash provided by operating activities	74.6	74.2	85.2
Cash flows from investing activities:
Purchases of property, plant and equipment	(20.2)	(28.9)	(34.3)
Sale of available-for-sale securities	—	8.6	—
Acquisitions of businesses, net of cash acquired	(271.8)	(1.2)	(67.9)
Other	—	(0.1)	0.1
Net cash used in investing activities	(292.0)	(21.6)	(102.1)
Cash flows from financing activities:
Net transfers from (to) parent	5.0	(36.7)	35.8
Distributions to Varian Medical Systems, Inc.	(227.1)	—	—
Taxes related to net share settlement of equity awards	(1.9)	—	—
Borrowings under credit agreements	749.0	—	—
Repayments of borrowing under credit agreements	(255.0)	—	—
Proceeds from exercise of stock options	2.8	—	—
Excess tax benefits from share-based compensation	2.4	(0.1)	1.7
Payment of debt issuance costs	(11.9)	—	—
Other financing activities	—	—	(0.8)
Net cash provided by (used in) financing activities	263.3	(36.8)	36.7
Effects of exchange rate changes on cash and cash equivalents	0.9	0.1	0.3
Net increase in cash and cash equivalents	46.8	15.9	20.1
Cash and cash equivalents at beginning of period	36.5	20.6	0.5
Cash and cash equivalents at end of period	$83.3	$36.5	$20.6
Supplemental cash flow information:
Cash paid for interest	$9.8	$—	$—
Cash paid for income tax	6.0	—	—
Supplemental non-cash activities:
Purchases of property, plant and equipment financed through accounts payable	$4.0	$3.1	$9.0
Transfers of property, plant and equipment from Varian Medical Systems, Inc.	15.0	—	—
Other non-cash transfers to Varian Medical Systems, Inc.	1.6	—	—
See accompanying notes to the consolidated financial statements.

VAREX IMAGING CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Additional Paid-in Capital	Net Parent Investment		Retained Earnings			Total Stockholders' Equity
(In millions)	Shares	Amount			Accumulated Other Comprehensive Income (Loss)		Total Varex Equity	Non-controlling Interests
September 26, 2014	—	$—	$—	$359.3	$—	$—	$359.3	$—	$359.3
Net earnings	—	—	—	80.0	—	—	80.0	0.8	80.8
Net transfers from parent	—	—	—	45.4	—	—	45.4	—	45.4
Other comprehensive loss	—	—	—	—	(0.1)	—	(0.1)	—	(0.1)
Acquisition of MeVis Medical Solutions AG	—	—	—	—	—	—	—	10.2	10.2
October 2, 2015	—	—	—	484.7	(0.1)	—	484.6	11.0	495.6
Net earnings	—	—	—	68.5	—	—	68.5	—	68.5
Net transfers to parent	—	—	—	(27.2)	0.1	—	(27.1)	—	(27.1)
Reclassification of non-controlling interests in MeVis Medical Solutions AG to redeemable non-controlling interests	—	—	—	—	—	—	—	(10.4)	(10.4)
Other	—	—	—	—	—	—	—	(0.6)	(0.6)
September 30, 2016	—	—	—	526.0	—	—	526.0	—	526.0
Net earnings	—	—	—	16.5	—	35.1	51.6	—	51.6
Net transfers from parent	—	—	—	18.4	—	—	18.4	—	18.4
Distribution to Varian Medical Systems	—	—	—	(227.1)	—	—	(227.1)	—	(227.1)
Conversion of net parent investment into common stock	37.4	0.4	333.4	(333.8)	—	—	—	—	—
Exercise of stock options	0.1	—	2.8	—	—	—	2.8	—	2.8
Common stock issued upon vesting of restricted shares	0.2	—	—	—	—	—	—	—	—
Shares withheld on vesting of restricted stock	(0.1)	—	(1.9)	—	—	—	(1.9)	—	(1.9)
Share-based compensation	—	—	6.2	—	—	—	6.2	—	6.2
Unrealized gain on interest rate swap contracts, net of tax	—	—	—	—	0.6	—	0.6	—	0.6
Unrealized gain on defined benefit obligations, net of tax	—	—	—	—	0.2	—	0.2	—	0.2
Tax impacts to APIC related to share-based award activity	—	—	2.4	—	—	—	2.4	—	2.4
Other	—	—	(0.2)	—	—	—	(0.2)	—	(0.2)
September 29, 2017	37.6	$0.4	$342.7	$—	$0.8	$35.1	$379.0	$—	$379.0

See accompanying notes to the consolidated financial statements.

VAREX IMAGING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Varex Imaging Corporation (the “Company,” “Varex” or “Varex Imaging”) designs, manufactures, sells and services a broad range of X-ray imaging components, including X-ray tubes, digital detectors and accessories, high voltage connectors, high-energy inspection accelerators, image processing software and workstations, computer-aided diagnostic software, collimators, automatic exposure control devices, generators, ionization chambers and buckys, for use in a range of applications, including radiographic or fluoroscopic imaging, mammography, computed tomography, radio therapy and computer-aided detection. The Company sells its products to imaging system original equipment manufacturer (“OEM”) customers for incorporation into new medical diagnostic, radiation therapy, dental, veterinary and industrial imaging systems, to independent service companies, distributors and directly to end-users for replacement purposes.
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
Basis of Presentation and Principle of Consolidation
The accompanying consolidated financial statements are audited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Prior to the date of separation and distribution, the financial statements were prepared on a stand-alone basis and are derived from Varian’s consolidated financial statements and records as it operated as part of Varian prior to the distribution, in conformity with GAAP.
The consolidated financial statements include the accounts of the Company and certain other assets and liabilities that were historically held at the Varian corporate level but are specifically identifiable and attributable to the Company. Prior to the separation and distribution, the consolidated financial statements included allocations of certain Varian corporate expenses, including costs of information technology, human resources, accounting, legal, facilities, insurance, treasury and other corporate and infrastructure services. In addition, allocated costs included research and development expenses from Varian’s scientific research facility. Prior to the separation, these costs were allocated to the Company on the basis of direct usage when identifiable or other systematic measures that reflect utilization of services provided to or benefits received by the Company. The Company considers the expense allocation methodology and results to be reasonable for periods prior to separation from Varian.
All transactions between the Company and Varian prior to the separation have been included in the accompanying consolidated financial statements. All intercompany transactions while the Company operated as part of Varian were considered to be effectively settled for cash and are reflected as a component of financing activities as net transfers from (to) Varian in the consolidated statements of cash flows at the time the transactions were recorded.
Prior to the separation, the Company was dependent upon Varian for its working capital and financing requirements, as Varian uses a centralized approach to cash management and financing of its operations. Financial transactions relating to the Company were accounted for through the net parent investment account. Cash and cash equivalents held by Varian were not allocated to the Company.
Net parent investment in the consolidated balance sheets and statements of equity represents Varian’s historical investment in the Company, the net effect of transactions with and allocations from Varian and the Company’s accumulated earnings. See Note 3, “Related Party Transactions” for further information regarding the Company’s relationships with Varian and other related-party transactions.
Segment Reporting
The Company has two reportable operating segments; (i) Medical and (ii) Industrial which align with how its CEO, who is identified as the CODM, views and measures the Company’s business performance. In fiscal year 2016, we re-segmented the Company's operating segments and reclassified the segment data for the prior years to conform to the current year presentation. See Note 14, “Segment Information” for further information on the Company’s segments.
Fiscal Year
The fiscal years of the Company as reported are the 52 or 53-week period ending on the Friday nearest September 30. Fiscal year 2017 is the 52-week period ending September 29, 2017. Fiscal year 2016 was the 52-week period that ended on September 30, 2016. Fiscal year 2015 was the 52-week period that ended on October 2, 2015.
Variable Interest Entities
For entities in which the Company has variable interests, the Company focuses on identifying which entity has the power to direct the activities that most significantly impact the variable interest entity’s economic performance and which enterprise has the obligation to absorb losses or the right to receive benefits from the variable interest entity. If the Company is the primary beneficiary of a variable interest entity, the assets, liabilities and results of operations of the variable interest entity will be included in the Company’s consolidated financial statement. As of September 29, 2017, the Company had two variable interest entities, only one of which were consolidated, because it was determined that the Company was the primary beneficiary. As of September 29, 2017, total assets and liabilities for the consolidated variable interest entity was $6.4 million and $0.2 million, respectively.
 Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.
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

During the periods presented, two customers accounted for a significant portion of revenues, which are as follows:

	Fiscal Year
	2017	2016	2015
Toshiba Medical Systems	19.3%	23.0%	26.0%
Carestream	*	*	12.0%
* Indicates less than 10% of revenues for the periods presented
Toshiba Medical Systems accounted for 9.0% and 11.5% of the Company’s accounts receivable as of September 29, 2017 and September 30, 2016, respectively.
Inventories, net
Inventories, net are valued at net realizable value. Excess and obsolete inventories are determined primarily based on future demand forecasts, and write-downs of excess and obsolete inventories are recorded as a component of cost of revenues. Cost is computed using standard cost (which approximates actual cost) on a first-in-first-out basis.
The following table summarizes the Company’s inventories, net:

(In millions)	September 29, 2017	September 30, 2016(1)
Raw materials and parts	$164.5	$140.8
Work-in-process	20.3	16.4
Finished goods	49.7	40.2
Total inventories, net	$234.5	$197.4

(1) The Company identified immaterial errors in prior periods relating to the classification of raw material and work-in-process inventory categories. The impact of these errors are $9.2 million and were not material to any prior period. Consequently, the Company corrected the errors by revising the prior year inventory disclosure. As the two line items are adjusted by offsetting amounts that do not impact the total inventory balance, the corrections  had no impact on the consolidated balance sheets, income statement or statements of cash flows.

Total inventories, net as of September 29, 2017 includes approximately $29.7 million of inventories, net at September 29, 2017 that related to the Acquired Detector Business.
Property, Plant and Equipment, net
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
The following table summarizes the Company’s property, plant and equipment, net:

(In millions)	September 29, 2017	September 30, 2016
Land and land improvements	$5.1	$2.9
Buildings and leasehold improvements	132.2	103.3
Machinery	153.9	121.0
Construction in progress	24.3	18.3
	$315.5	$245.5
Accumulated depreciation and amortization	(167.2)	(136.6)
Property, plant, and equipment, net	$148.3	$108.9

Total property, plant, and equipment, net as of September 29, 2017 includes approximately $21.1 million of property, plant, and equipment, net at September 29, 2017 that related to the Acquired Detector Business.

The Company recorded depreciation expense of $16.9 million, $9.8 million and $9.6 million, in fiscal yeas 2017, 2016 and 2015, respectively.
Investments
The Company accounts for its equity investments in privately-held companies under the equity method of accounting if the Company has the ability to exercise significant influence in these investments. The Company monitors these equity investments for impairment and makes appropriate reductions in carrying values if the Company determines that impairment charges are required based primarily on the financial condition and near-term prospects of these companies.
Goodwill and Intangible Assets
Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net identified tangible and intangible assets acquired. Purchased intangible assets are carried at cost, net of accumulated amortization, and are included in intangible assets in the Company's consolidated balance sheets. Intangible assets with finite lives are amortized over their estimated useful lives of primarily two to seven years using the straight-line method.
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
No impairment charges were recognized in fiscal year 2017, 2016 or 2015. As a result of the segment realignment in the fourth quarter of fiscal year 2016, goodwill was re-allocated to the Medical and Industrial reporting units based on their relative fair values. No impairment charges were recognized as a result of the change in reporting units. The Company performs its annual goodwill impairment analysis during the fourth quarter of its fiscal year.
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
The following table reflects the changes in the Company’s accrued product warranty:

	Fiscal Years
(In millions)	2017	2016
Accrued product warranty, at beginning of period	$6.9	$6.1
Product warranty for acquisitions during period	1.3	—
Charged to cost of revenues	10.7	13.1
Actual product warranty expenditures	(11.9)	(12.3)
Accrued product warranty, at end of period	$7.0	$6.9
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

 Service
Service revenues include revenues from hardware and software service contracts, including maintenance and support, bundled support arrangements, paid services and trainings and parts that are sold by the service department. Revenues allocated to service contracts are recognized ratably over the period of performance of the related contracts. Revenues related to services performed on a time-and-materials basis are recognized when they are earned and billable.
Deferred Revenues
Deferred revenue primarily represents (i) the amount billed, billable or received applicable to non-software products for which parts and services have not been delivered, (ii) the amount billed, billable or received applicable to software products for which the Company’s obligations under the maintenance contracts have not been fulfilled and (iii) the amount billed, billable or received for service contracts for which the services have not been rendered. Except for government tenders, group purchases and orders with letters of credit, the Company's security and inspection customers often provide a down payment prior to transfer of risk of loss of ordered products. These payments are also included in deferred revenue on the consolidated balance sheets.
Allowance for Doubtful Accounts
The Company evaluates the creditworthiness of customers prior to authorizing shipment for all major sale transactions. On a quarterly basis, the Company evaluates aged items in the accounts receivable aging report and provide an allowance in an amount deemed adequate for doubtful accounts. If the evaluation of customers’ financial conditions does not reflect a future ability to collect outstanding receivables, additional provisions may be needed.
The following table reflects the changes in the Company’s allowance for doubtful accounts:

	Fiscal Years
(In millions)	2017	2016
Allowance for doubtful accounts, at beginning of period	$0.2	$0.1
Charged to bad debt expense	0.4	0.1
Write-offs charged to allowance	(0.2)	—
Allowance for doubtful accounts, at end of period	$0.4	$0.2
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
The Company measures and recognizes expense for all share-based payment awards based on their fair values. Share-based compensation expense recognized in the consolidated statements of earnings includes compensation expense for the share-based payment awards based on the grant date fair value estimated in accordance with the guidance on share-based compensation. Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. The Company attributes the value of share-based compensation to expense using the straight-line method. The Company considers only the direct tax impacts of share-based compensation awards when calculating the amount of tax windfalls or shortfalls.

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
Taxes on Earnings
Taxes on earnings, as presented, are calculated on a separate return basis. Under this method, the Company computes taxes on earnings as if it were a separate taxpayer filing its own income tax returns for the full year. However, as the Company only became an actual separate taxpayer upon separation from Varian, the amounts recorded may differ from the amounts that would have been reflected in the financial statements had it been an entity that operated independently of Varian for the entire period. This is partially due to a different tax structure and tax accounting elections and assertions for the periods before and after separation.
Generally, the carrying value of net deferred tax assets assumes that the Company will generate sufficient future taxable earnings in the applicable tax jurisdictions to utilize these deferred tax assets. In the period in which the Company concludes that it will be unable to recover the net deferred tax assets in each jurisdiction, it will increase the valuation allowance and its tax provision will increase in the period in which it makes such a determination.
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
Foreign Currency Translation
The Company uses the U.S. Dollar as the functional currency of its foreign operations. Gains and losses from remeasurement of foreign currency balances into U.S. Dollars are included in the consolidated statements of earnings.
Recent Accounting Standards Updates Not Yet Effective

In August 2017, the FASB issued issued Accounting Standard Update ("ASU") 2017-12 which targets improvements to accounting for hedging activities which amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09 which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The guidance is effective for the Company beginning in the first quarter of fiscal year 2019. Early adoption is permitted. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.
In March 2017, the FASB issued ASU 2017-07 which amended its guidance on the accounting related to defined benefit plans and other post-retirement benefits. This amendment requires the service cost component of net periodic pension and post-retirement benefit cost be presented in the same line item as other employee compensation costs, while the other components be presented separately as non-operating income (expense). The amendment will be effective for the Company beginning in its first quarter of fiscal year 2019. Early adoption is permitted. The Company is evaluating the impact of adopting this amendment to its consolidated financial statements.
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
In February 2016, the FASB issued ASU 2016-02 on accounting for leases. The new standard is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. The new standard will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statement of earnings. The new standard is required to be adopted using a modified retrospective method to each prior reporting period presented with various optional practical expedients. The new standard will be effective for the Company beginning in its first quarter of fiscal year 2020 with early adoption permitted. The Company is evaluating the impact of adopting this new standard to its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09 which includes an amendment to its accounting guidance related to employee share-based payments. The amendment simplifies several aspects of the accounting for employee share-based payments, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The amendment will be effective for the Company beginning in its first quarter of fiscal year 2018 with early adoption permitted. The Company is evaluating the impact of adopting this amendment to its consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, a new revenue standard, which sets forth a single, comprehensive revenue recognition model for all contracts with customers to improve comparability. The new standard requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB amended the principal-versus-agent implementation guidance and illustrations in the new standard. In April 2016, the FASB amended the guidance on identifying performance obligations and the implementation guidance on licensing in the new standard. In May 2016, the FASB amended the guidance on collectability, noncash consideration, presentation of sales tax and transition in the new standard. The new standard will be effective for the Company beginning in its first quarter of fiscal year 2019, with early adoption permitted, but not before the first quarter of fiscal year 2018. The new standard can be applied either retrospectively to each prior reporting period presented (i.e., full retrospective adoption) or with the cumulative effect of initially applying the update recognized at the date of the initial application (i.e., modified retrospective adoption) along with additional disclosures. The Company is evaluating the timing and the impact of adopting this standard to its consolidated financial statements.
2. BUSINESS COMBINATIONS
Acquisition of PerkinElmer’s Medical Imaging Business
On May 1, 2017, the Company completed the acquisition of the PerkinElmer, Inc. (“PKI”) Medical Imaging business (“Acquired Detector Business”) for the initial purchase price of $277.4 million, or $273.2 million after post-closing working capital adjustments. The acquisition consisted of PerkinElmer Medical Holdings, Inc. and Dexela Limited, together with certain assets of PKI and its direct and indirect subsidiaries relating to digital flat panel X-ray detectors that serve as components for industrial, medical, dental and veterinary X-ray imaging systems. The Acquired Detector Business has about 280 employees, is headquartered in Santa Clara, California and has additional operations in Germany, the Netherlands, China and the United Kingdom. The acquisition of Acquired Detector Business was pursuant to the Master Purchase and Sale Agreement, dated December 21, 2016 (the “Purchase Agreement”), by and between PKI and Varian and the subsequent Assignment and Assumption Agreement, dated January 27, 2017, by and between Varian and Varex, pursuant to which Varian assigned and conveyed all of its rights, obligations, title and interest in the Purchase Agreement to Varex. The Company believes that the acquisition could result in opportunities to increase its imaging expertise and complement its existing imaging detector business while providing revenue and cost synergy opportunities over time.

The following amounts represent the preliminary determination of the fair value of identifiable assets acquired and liabilities for the Acquired Detector Business:

(In millions)	Fair Value
Total cash consideration	$273.2
Allocation of the purchase consideration:
Cash	1.4
Accounts Receivable	18.7
Inventory	34.7
Prepaids and other current assets	0.6
Property, plant, and equipment	21.4
Other assets, non-current	2.0
Intangibles	81.1
Goodwill	167.3
Total assets acquired	327.2

Current liabilities	(17.2)
Other liabilities, non-current	(36.8)
Total liabilities assumed	(54.0)
Net assets acquired	$273.2
The fair value assigned to goodwill is attributable to expected cost synergy opportunities. Included in the goodwill recorded for the Acquired Detector Business is approximately $35 million that will be deductible for income tax purposes in Germany, China and the Netherlands. The remaining goodwill related to the stock acquisition in the United States is not tax deductible. Also, as a result of the acquisition, non-current deferred income tax liability increased by approximately $31 million related to basis differences for both tangible and intangible assets acquired as part of the stock purchases in the United States and the United Kingdom, and asset purchases in Germany, the Netherlands and China.
The following amounts represent the preliminary determination of the fair value of identifiable intangible assets for the Acquired Detector Business, which are amortized straight-line:

(In millions)	Fair Value	Estimated Useful Life (In Years)
Favorable leasehold interests	$3.8	16
Backlog	1.2	1
Trade names	1.4	5
Developed technology	37.7	7
In-process research and development	4.0	indefinite
Customer relationships	33.0	7
Total intangible assets acquired	$81.1

The following amounts represent revenues by reporting segment from the Acquired Detector Business from the acquisition date of May 1, 2017 through September 29, 2017:

(In millions)	May 1, 2017 through September 29, 2017
Acquired Detector Business
Medical	$41.1
Industrial	20.2
Total Acquired Detector Business revenues	$61.3

Unaudited Pro Forma Information
The unaudited pro-forma amounts presented below for the fiscal year 2017 and fiscal year 2016 are presented for informational purposes only. In addition to the Company's results for the periods presented, the amounts below also include effects of the Acquired Detector Business as if it had been consummated on October 3, 2015. Audited results for the Acquired Detector Business for the fiscal years ended 2016 and 2015, are noted in the Company’s Form 8-K/A filed with the SEC on July 7, 2017. These unaudited pro-forma results include effects that are directly attributable to the acquisition which include the amortization of intangible assets, interest expense, and other adjustments, including estimated tax effects. The unaudited pro-forma results do not reflect any operating efficiencies or potential cost savings which may result from the consolidation of the Acquired Detector Business and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred at the beginning of the period presented nor are they indicative of future results of operations or results that might have been achieved had the acquisition been consummated as of October 3, 2015.

	Fiscal Year
(In millions)	2017	2016
Revenue	$777.8	$766.3
Operating earnings	$84.7	$115.9
Net earnings	$43.1	$64.8
Net earnings per share, basic	$1.15	$1.73
Net earnings per share, diluted	$1.13	$1.72
3. RELATED-PARTY TRANSACTIONS
Transactions with Varian Medical Systems, Inc.
During fiscal years 2017, 2016 and 2015, the Company recorded sales to Varian of $24.6 million, $22.5 million and $21.1 million, respectively, and recorded purchases of products from Varian of $1.9 million, $0.9 million and $2.8 million, respectively.
Allocated Costs
Prior to the separation on January 28, 2017, the consolidated financial statements include allocations of corporate expenses from Varian to the Company. These allocated expenses include costs of information technology, human resources, accounting, legal, facilities, insurance, treasury and other corporate and infrastructure services. Allocated costs also include research and development expenses from Varian’s scientific research facility. These costs have been allocated to the Company on the basis of direct usage when identifiable or other systematic measures that reflect utilization of services provided to or benefits received by the Company. The Company considers the expense allocation methodology and results to be reasonable for all periods presented.
Allocated costs included in the accompanying consolidated statements of earnings are as follows:

	Fiscal Year
(In millions)	2017	2016	2015
Selling, general and administrative	$12.4	$37.7	$38.0
Research and development	—	1.2	1.4
Interest expense, net of interest income	0.5	1.6	0.7

Net Parent Investment
In conjunction with the separation, net parent company investment in the consolidated balance sheets and consolidated statements of equity was converted into Varex common stock.
In accordance with the Separation and Distribution Agreement, the Company transferred $27.1 million to Varian during the twelve months ended 2017, which represented all cash and cash equivalents in excess of $5 million, other than any cash and cash equivalents held by MeVis Medical Solutions AG (“MeVis”) on January 28, 2017 and any Varex entities needed in order to complete the transfer of certain assets and subsidiaries from Varian. Funds held to complete these asset and subsidiary transfers was approximately $7.9 million as of 2017 and is included in accrued liabilities.
Investment in Privately-Held Companies
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
The equity investment in dpiX Holding is accounted for under the equity method of accounting. When the Company recognizes its share of net profits or losses of dpiX Holding, profits or losses in inventory purchased from dpiX are eliminated until realized by the Company. In fiscal years 2017, 2016 and 2015, the Company recorded income and (loss) on the equity investment in dpiX Holding of $0.8 million, $(1.5) million and $0.1 million, respectively. Income and loss on the equity investment in dpiX Holding is included in other income (expense), net in the consolidated statements of earnings. The carrying value of the equity investment in dpiX Holding, which was included in investments in privately-held companies on the consolidated balance sheets, was $50.0 million and $47.2 million at September 29, 2017 and September 30, 2016, respectively.
In fiscal years 2017, 2016 and 2015, the Company purchased glass transistor arrays from dpiX totaling $24.7 million, $23.4 million and $21.3 million, respectively. These purchases of glass transistor arrays are included as a component of inventories on the consolidated balance sheets or cost of revenues in the consolidated statements of earnings for these fiscal years.
As of September 29, 2017 and September 30, 2016, the Company had accounts payable to dpiX totaling $3.4 million and $4.2 million, respectively.
In October 2013, the Company entered into an amended agreement with dpiX and other parties that, among other things, provides the Company with the right to 50% of dpiX’s total manufacturing capacity produced after January 1, 2014. The amended agreement requires the Company to pay for 50% of the fixed costs (as defined in the amended agreement), as determined at the beginning of each calendar year. As of September 29, 2017, the Company estimated it has fixed cost commitments of $4.1 million related to this amended agreement through the remainder of calendar year 2017. The fixed cost commitment for future periods will be determined and approved by the dpiX board of directors at the beginning of each calendar year. The amended agreement will continue unless the ownership structure of dpiX changes (as defined in the amended agreement).

The Company has determined that dpiX is a variable interest entity because at-risk equity holders, as a group, lack the characteristics of a controlling financial interest. Majority votes are required to direct the manufacturing activities, legal operations and other activities that most significantly affect dpiX’s economic performance. The Company does not have majority voting rights and no power to direct the activities of dpiX and therefore is not the primary beneficiary of dpiX. The Company’s exposure to loss as a result of its involvement with dpiX is limited to the carrying value of the Company’s investment of $50.0 million and fixed cost commitments of $4.1 million.
4. OTHER FINANCIAL INFORMATION

The following table summarizes the Company’s accrued liabilities:

(In millions)	September 29, 2017	September 30, 2016
Accrued compensation and benefits	$26.0	$13.6
Product warranty	7.0	6.9
Income taxes payable	13.2	0.2
Payable to Varian Medical Systems	7.9	—
Other	8.3	3.2
Total accrued liabilities	$62.4	$23.9
The following table summarizes the Company’s other long-term liabilities:

(In millions)	September 29, 2017	September 30, 2016
Long-term income tax payable	$—	$4.9
Environment liabilities	$1.3	$0.3
Defined benefit obligation liability	3.2	—
Other	0.2	0.1
Total other long-term liabilities	$4.7	$5.3
The following table summarizes the Company’s other income (expense), net:

	Fiscal Years
(In millions)	2017	2016	2015
Income (loss) from equity method investments	$1.3	$(1.6)	$0.3
Realized income (loss) on foreign currencies	1.9	(0.9)	0.5
Total other income (expense), net	$3.2	$(2.5)	$0.8
5. NET EARNINGS PER SHARE
Basic net earnings per common share is computed by dividing the net earnings for the period by the weighted average number of shares of common stock outstanding during the reporting period. Diluted net earnings per common share reflects the effects of potentially dilutive securities, which is computed by dividing net earnings by the sum of the weighted average number of common shares outstanding and dilutive common shares, which consists of stock options and unvested restricted stock.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per common share is as follows:

	Fiscal Year
(In millions, except per share amounts)	2017	2016(1)	2015(1)
Net earnings attributable to Varex	$51.6	$68.5	$80.0
Weighted average shares outstanding - basic	37.6	37.4	37.4
Dilutive effect of potential common shares	0.4	0.3	0.3
Weighted average shares outstanding - diluted	38.0	37.7	37.7
Net earnings per share attributable to Varex - basic	$1.37	$1.83	$2.14
Net earnings per share attributable to Varex - diluted	$1.36	$1.82	$2.12
Anti-dilutive employee shared based awards, excluded	1.0	0.7	0.7
(1) Basic and diluted net earnings for fiscal years 2016 and 2015 is calculated using the number of common shares distributed on January 28, 2017.

The Company excludes potentially dilutive common shares (consisting of shares underlying stock options and the employee stock purchase plan) from the computation of diluted weighted average shares outstanding if the inclusion of the shares underlying these stock awards would be anti-dilutive to earnings per share.
6. FINANCIAL DERIVATIVES AND HEDGING ACTIVITIES

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
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is deferred as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets and is subsequently reclassified into earnings in the period that the hedged interest expense effects earnings. The ineffective portion of the changes in fair value of derivatives designated as cash flow hedges are recognized directly to earnings and reflected in the accompanying consolidated statements of earnings. No ineffectiveness was reported in earnings for fiscal year 2017.
As of September 29, 2017, the Company had the following outstanding derivatives designated as hedging instruments:

(In millions, except for number of instruments)	Number of Instruments	Notional Value
Interest Rate Swap Contracts	6	$292.5

These contracts have maturities of four years or less.
The following table summarizes the amount of income recognized from derivative instruments for the periods indicated and the line items in the accompanying statements of operations where the results are recorded for cash flow hedges:

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion) Fiscal Year Ended			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) Fiscal Year Ended			Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion) Fiscal Year Ended
(In millions)	2017	2016	2015		2017	2016	2015		2017	2016	2015
Interest Rate Swap Contracts	$0.6	$—	$—	Interest expense	$(0.3)	$—	$—	Interest expense	$—	$—	$—

The Company expects that approximately $0.9 million recorded as a component of accumulated other comprehensive income (loss) will be realized in the statements of earnings over the next 12 months and the amount will vary depending on interest rates.
These derivative instruments are subject to master netting agreements giving effect to rights of offset with each counterparty. The following table summarizes the fair values of derivative instruments as of the periods indicated and the line items in the accompanying consolidated balance sheets where the instruments are recorded:

	Derivative Assets			Derivative Liabilities
(In millions)		September 29, 2017	September 30, 2016		September 29, 2017	September 30, 2016
Derivatives designated as cash flow hedges	Balance sheet location			Balance sheet location
Interest rate swap contracts	Other non-current assets	$1.6	$—	Other non-current assets	$—	$—
Interest rate swap contracts	Other current liabilities	—	—	Other current liabilities	(0.6)	—
		$1.6	$—		$(0.6)	$—
7. BORROWINGS

Credit Facility
On January 25, 2017, the Company entered into a revolving credit facility (the "Previous Revolving Credit Facility"), which matured in five years, and a term facility (the "Previous Term Facility"), which was to be repaid over five years, with 7.5% payable in quarterly installments during the first two years, 10% payable in quarterly installments during the third and fourth years and 15% payable in quarterly installments in the fifth year. The credit agreement relating to the Previous Revolving Credit Facility and the Previous Term Facility (the “Previous Credit Agreement”) contained various customary restrictive covenants that limited, among other things, the incurrence of indebtedness by Varex and its subsidiaries, the grant or incurrence of liens by Varex and its subsidiaries, the entry into sale and leaseback transactions by Varex and its subsidiaries, and the entry into certain fundamental change transactions by Varex and its subsidiaries. It also contained customary events of default and certain financial covenants, including the requirement to maintain certain financial ratios. The Previous Credit Agreement was secured by the stock and assets of certain Varex subsidiaries. The Previous Credit Agreement had several borrowing and interest rate options including the following indices: (i) the LIBOR rate, or (ii) the base rate (equal to the greater of the prime rate, the federal funds rate plus 0.50% or the LIBOR rate for a one-month period plus 1.00%). Loans under the Previous Credit Agreement bore interest at a rate per annum using the applicable indices plus a varying interest rate margin of between 1.125% and 2.125%. The Previous Credit Agreement also provided for fees applicable to amounts available to be drawn under outstanding letters of credit of 0.125% and a fee on unused commitments which ranges from 0.20% to 0.40%. On January 25, 2017, Varex borrowed $203 million under Previous Term Facility and transferred $200.0 million to Varian.     On May 1, 2017, Varex repaid the Previous Term Agreement and Previous Credit Agreement and terminated both agreements.
On May 1, 2017 and in connection with the Acquired Detector Business, the Company entered into a new secured revolving credit facility (the "Revolving Credit Facility") in an aggregate principal amount of up to $200 million with a five-year term, and a secured term facility (the "Term Facility" and together with the Revolving Credit Facility, the "Credit Agreement") in an aggregate principal amount of $400 million. The Term Facility will be repaid over five years, with 5.0% payable in quarterly installments during each of the first two years of the term thereof, 7.5% payable in quarterly installments during the third and fourth years of the term thereof, and 10% payable in quarterly installments in the fifth year of the term thereof, with the remaining amount due at maturity. Varex used the net proceeds from the Term Facility, and the net proceeds from approximately $97 million drawn on the Revolving Credit Facility, to pay the approximately $276 million purchase price for the Acquired Detector Business, plus related credit facility fees, and to repay all of Varex’s obligations under the Previous Credit Agreement. Both the Term Facility and Revolving Credit Facility expire on May 1, 2022.
The Credit Agreement contains various customary restrictive covenants that limits, among other things, the incurrence of indebtedness by Varex and its subsidiaries, the grant or incurrence of liens by Varex and its subsidiaries, the entry into sale and leaseback transactions by Varex and its subsidiaries, and the entry into certain fundamental change transactions by Varex and its subsidiaries. It also contains customary events of default and certain financial covenants, including the requirement to maintain certain financial ratios. The Company was in compliance with all financial covenants under the Credit Agreement as of September 29, 2017. The Credit Agreement is secured by the stock and assets of Varex’s material subsidiaries. The Credit Agreement has several borrowing and interest rate options including the following indices: (a) LIBOR rate, or (b) the base rate (equal to the greater of the prime rate, the federal funds rate plus 0.50% or the LIBOR rate for a one-month period plus 1.00%). Loans under the Credit Agreement bear interest at a rate per annum using the applicable indices plus a varying interest rate margin of between 1.75% and 2.75% (for LIBOR rate loans) and 0.75%-1.75% (for base rate loans). The Credit Agreement also provides for fees applicable to amounts available to be drawn under outstanding letters of credit of 0.125%, and a fee on unused commitments which ranges from 0.25% to 0.40%.
At September 29, 2017, the Company had $463.9 million in long-term debt outstanding and $20.0 million of current maturities of long-term debt outstanding, net of deferred issuance costs of $10.1 million.
8. FAIR VALUE
Assets/Liabilities Measured at Fair Value on a Recurring Basis
In the tables below, the Company has segregated all assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

(In millions)	Fair Value Measurements at September 29, 2017
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents - Money market funds	$—	$11.4	$—	$11.4
Interest rate swap contracts	—	1.6	—	1.6
Total assets measured at fair value	$—	$13.0	$—	$13.0
Liabilities:
Interest rate swap contracts	$—	$0.6	$—	$0.6
As of September 29, 2017, the outstanding borrowings under the Company's credit agreement were $483.9 million, net of deferred loan costs, which approximated its fair value because it is carried at a market observable interest rate that resets periodically and is categorized as Level 2 in the fair value hierarchy. The fair values of certain of the Company’s financial instruments, including bank deposits included in cash and cash equivalents, accounts receivable and accounts payable, also approximate their fair values due to their short maturities.
At September 30, 2016, the Company did not have any assets or liabilities measured at fair value on a recurring basis.
There were no financial assets or liabilities measured on a recurring basis using significant unobservable inputs (Level 3) and there were no transfers in or out of Level 1, 2 or 3 during fiscal year 2017.
9. GOODWILL AND INTANGIBLE ASSETS
The following table reflects goodwill by reportable operating segment:

(In millions)	Medical	Industrial	Total
Balance at September 30, 2016	55.7	19.0	74.7
Business combinations - PerkinElmer Medical Imaging Business	91.3	76.0	167.3
Disposition of business	(0.1)	—	(0.1)
Balance at 2017	146.9	95.0	241.9
In the fourth quarter of fiscal year 2016, the Company realigned its segments and goodwill was re-allocated to the Medical and Industrial reporting units based on their relative fair values. There were no impairment charges recognized as a result of the change in reporting units between September 30, 2016 and September 29, 2017.
The following table reflects the gross carrying amount and accumulated amortization of the Company’s finite-lived intangible assets included in other assets in the consolidated balance sheets:

(In millions)	September 29, 2017	September 30, 2016(1)
Acquired existing technology	$57.0	$22.4
Patents, licenses and other	19.4	10.2
Customer contracts and supplier relationship	42.1	9.1
Accumulated amortization	(31.2)	(21.0)
Total intangible assets with finite lives	87.3	20.7
In-process research and development with indefinite lives	4.0	0.0
Total intangible assets	$91.3	$20.7

(1) The Company identified immaterial errors in prior periods relating to the classification of licenses and customer contracts. The impact of these errors were not material to any prior period. Consequently, the Company corrected the errors by revising the prior year intangible assets disclosure.The corrections had no impact on the consolidated balance sheets, income statement or statements of cash flows.

Amortization expense for intangible assets was $10.5 million, $5.5 million and $2.7 million in fiscal years 2017, 2016 and 2015, respectively.
As of September 29, 2017, the estimated future amortization expense of intangible assets with finite lives is as follows:

(In millions)
Fiscal years:
2018	$16.1
2019	15.0
2020	14.6
2021	13.4
2022	11.8
Thereafter	16.4
Total	$87.3
10. COMMITMENTS AND CONTINGENCIES
Lease Commitments
At September 29, 2017, the Company was committed to minimum rentals under non-cancelable operating leases (including rent escalation clauses) for fiscal years 2018 through 2022 and thereafter, as follows: $4.0 million, $3.3 million, $3.0 million, $2.6 million, $2.6 million, and $0.9 million, respectively. Rental expenses were $4.0 million, $2.8 million, and $1.4 million for fiscal years 2017, 2016 and 2015, respectively.
Other Commitments

See Note 3, “Related Party Transactions” for additional information about the Company’s commitments to dpiX.
See Note 11, “Redeemable Noncontrolling Interests & Noncontrolling Interests” for additional information about the Company’s commitment to the noncontrolling shareholders of MeVis.
The Company has an environmental liability of approximately $1.3 million as of September 29, 2017 due to Varian for Varex's portion of future estimated environmental costs.
 Contingencies
From time to time, the Company is a party to or otherwise involved in legal proceedings, claims and government inspections or investigations and other legal matters, both inside and outside the United States, arising in the ordinary course of its business or otherwise. The Company accrues amounts, to the extent they can be reasonably estimated, that it believes are adequate to address any liabilities related to legal proceedings and other loss contingencies that the Company believes will result in a probable loss (including, among other things, probable settlement value). A loss or a range of loss is disclosed when it is reasonably possible that a material loss will be incurred and can be estimated or when it is reasonably possible that the amount of a loss, when material, will exceed the recorded provision. The Company did not have any contingent liabilities as of September 29, 2017 and September 30, 2016. Legal expenses are expensed as incurred.
11. REDEEMABLE NONCONTROLLING INTERESTS & NONCONTROLLING INTERESTS
In April 2015, the Company completed the acquisition of 73.5% of the then outstanding shares of MeVis Medical Solutions AG (“MeVis”), a public company based in Bremen, Germany that provides image processing software and services for cancer screening.
In August 2015, the Company, through one of its German subsidiaries, entered into a domination and profit and loss transfer agreement (the “DPLTA”) with MeVis. In October 2015, the DPLTA became effective upon its registration at the local court of Bremen, Germany. Under the DPLTA, MeVis subordinates its management to the Company and undertakes to transfer all of its annual profits and losses to the Company. In return, the DPLTA grants the noncontrolling shareholders of MeVis: (1) an annual recurring net compensation of €0.95 per MeVis share starting from January 1, 2015 and (2) a put right for their MeVis shares at €19.77 per MeVis share. Upon effectiveness of the DPLTA, the noncontrolling interests in MeVis became redeemable as a result of the put right and were reclassified to temporary equity. As of September 29, 2017, the redemption value of redeemable noncontrolling interests in MeVis was $11.2 million.
During fiscal year 2017, an immaterial number of MeVis’ shares were purchased under the put right. As of September 29, 2017, noncontrolling shareholders together held approximately 0.5 million shares of MeVis, representing 26.4% of the outstanding shares.
Changes in redeemable noncontrolling interests and noncontrolling interests relating to MeVis were as follows:

	Fiscal Years
	2017	2016
(In millions)	Redeemable Noncontrolling Interests	Noncontrolling Interests	Redeemable Noncontrolling Interests
Balance at beginning of period	$10.3	$11.0	$—
Net earnings attributable to noncontrolling interests	0.4	—	0.5
Reclassification of noncontrolling interests in MeVis to redeemable noncontrolling interests	—	(10.4)	10.4
Other	0.5	(0.6)	(0.6)
Balance at end of period	$11.2	$—	$10.3
12. EMPLOYEE STOCK PLANS

Employee Stock Plans
The Company's employees participate in Varex Imaging Corporation 2017 Omnibus Stock Plan (the "2017 Stock Plan") and Varex Imaging Corporation 2017 Employee Stock Purchase Plan (the "2017 ESPP") which allows the grants of stock options, restricted stock units and performance shares among other types of awards. Prior to the separation and distribution, the Company’s employees participated in Varian's stock-based compensation plans, which provided for the grants of stock options, restricted stock units and performance shares among other types of awards under Varian’s Third Amended and Restated 2005 Omnibus 2005 Stock Plan.
In January 2017, Varex stockholders approved the 2017 ESPP, which provides eligible employees with an opportunity to purchase shares of Varex common stock at 85% of the lower of its fair market value at the start and end of a six months purchase period. The 2017 ESPP provides for the purchase of up to one million shares of Varex common stock.
Share-Based Compensation Expense
As share-based compensation expense recognized in the consolidated statements of earnings is based on awards ultimately expected to vest. Share-based compensation expense includes expenses related to the Company’s direct employees. Prior to the separation, Varian also charged the Company for the allocated share-based compensation costs of certain employees of Varian who provided selling, general and administrative services on the Company’s behalf.
The table below summarizes the effect of recording share-based compensation expense and for the option component of the employee stock purchase plan shares:

	Fiscal Year
(In millions)	2017	2016	2015
Cost of revenues	$0.9	$1.0	$1.3
Research and development	1.5	1.4	1.4
Selling, general and administrative (1)	6.0	7.1	6.9
Total share-based compensation expense	$8.4	$9.5	$9.6
(1) Includes allocated share-based compensation of $0.8 million, $3.4 million and $3.2 million for fiscal years 2017, 2016 and 2015, respectively, and represents charges by Varian to the Company for certain Varian employees who provided general and administrative services on the Company’s behalf.
The unrecognized share-based compensation cost as of September 29, 2017 was $17.5 million, and is expected to be recognized in the next 3 to 4 fiscal years. As of September 29, 2017, there were approximately 5.3 million and 1.0 million shares of common stock available for future issuances under the 2017 Stock Plan and the 2017 ESPP, respectively.
The Company utilized the Black-Scholes valuation model for estimating the fair value of stock options granted and the option component of the 2017 ESPP. The Company calculated the fair value of each option grant and option component of the 2017 ESPP on the respective dates of grant using the following weighted average assumptions:

	Employee Stock Option Plan	Employee Stock Purchase Plans
	Fiscal Year	Fiscal Year
	2017	2017
Expected term (in years)	4.2	0.5
Risk-free interest rate	1.6%	1.0%
Expected volatility	23.6%	28.0%
Expected dividend	0.0%	0.0%
Weighted average fair value at grant date	$8.08	$7.81

Option valuation methods, including Black-Scholes, require the input of subjective assumptions, which are discussed below.
Risk-Free Interest Rate

The interest rates used are based on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award.
Expected Term
Options granted generally vest over a period of 36 to 48 months and expire 7 to 10 years from date of grant. Employee stock purchase plan offering periods are 6 months and provides eligible employees with an opportunity to purchase shares of Varex common stock at 85% of the lower of its fair market value at the start and end of a six-month purchase period.
Expected Dividend Yield
The dividend rate used is zero as the Company has never paid any cash dividends on its common stock and does not anticipate doing so in the foreseeable future. The Company is also restricted from paying dividends on common stock under its credit facility.
Expected Volatility
Authoritative accounting guidance on stock-based compensation indicates that companies should consider volatility over a period generally commensurate with the expected or contractual term of the stock option. Adequate Company-specific data does not exist for this time period as the Company began trading in January 2017. The volatility variable used is a benchmark of other comparable companies’ volatility rates.
Stock Option Activity
The following table summarizes the activity for stock options under Varex’s employee incentive plans for the Company’s employees:

(In thousands, except per share amounts and the remaining term)	Options Outstanding	Price range	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (2)
Balance at September 30, 2016 (1)	1,015	$17.53 - $30.74	$26.14
Granted	1,052	$31.08 - $34.13	31.20
Canceled, expired or forfeited	(18)	$25.17 - $30.74	27.85
Exercised	(123)	$17.53 - $30.74	22.61
Balance at September 29, 2017	1,926	$19.21 - $34.13	$29.11	5.3	$9,118.1
Exercisable at September 29, 2017	709	$19.21 - $34.13	$26.74	3.7	$5,032.1
(1) The outstanding options at September 30, 2016 represent outstanding options after converting such awards in accordance with the Employee Matters Agreement filed as Exhibit 10.3 to the Company's Form 10 filed with the SEC on January 12, 2017.
(2) The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and the closing price of Varex common stock of $33.84 as of September 29, 2017, the last trading date of the Company's fiscal 2017, and which represents the amount that would have been received by the option holders had all option holders exercised their options and sold the shares received upon exercise as of that date.
Restricted Stock Units, Restricted Stock Awards and Deferred Stock Units
The following table summarizes the activity for restricted stock units, restricted stock awards and deferred stock units under Varex’s employee incentive plans for the Company’s employees:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at September 30, 2016 (1)	385	$27.42
Granted	337	31.33
Vested	(189)	27.90
Canceled or expired	(8)	26.71
Balance at September 29, 2017	525	$29.54

(1) The outstanding RSUs at September 30, 2016 represent outstanding units after converting such units in accordance with the Employee Matters Agreement filed as Exhibit 10.3 to the Company's Form 10 filed with the SEC on January 12, 2017.
The total grant-date fair value of shares granted in fiscal year 2017 was $11.4 million. Shares outstanding at September 29, 2017 had an estimated market value of $17.8 million.
13. TAXES ON EARNINGS
Taxes on earnings, as presented, are calculated on a separate return basis. Under this method, the Company computes taxes on earnings as if it were a separate taxpayer filing its own income tax returns for the full year. However, as the Company only became an actual separate taxpayer upon separation from Varian, the amounts recorded may differ from the amounts that would have been reflected in the financial statements had it been an entity that operated independently of Varian for the entire period. This is partially due to a different tax structure and tax accounting elections and assertions for the periods before and after separation.
    The Company’s operations have historically been included in Varian’s U.S. federal and state income tax returns and non-U.S. jurisdiction tax returns. Income tax expense is based on reported income or loss before income taxes. Deferred income taxes reflect the effect of temporary differences between asset and liability amounts that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. These deferred taxes are measured by applying currently enacted tax laws. Valuation allowances are recognized to reduce deferred tax assets to the amount that is more likely than not to be realized.
Taxes on earnings were as follows:

	Fiscal Years
(In millions)	2017	2016	2015
Current provision:
Federal	$24.8	$26.4	$40.2
State and local	1.6	3.9	4.9
Foreign	5.3	2.0	2.5
Total current	31.7	32.3	47.6
Deferred provision (benefit):
Federal	(7.0)	3.6	(1.4)
State and local	(1.0)	—	(0.1)
Foreign	(0.9)	0.1	0.7
Total deferred	(8.9)	3.7	(0.8)
Taxes on earnings	$22.8	$36.0	$46.8
Earnings before taxes are generated from the following geographic areas:

	Fiscal Years
(In millions)	2017	2016	2015
United States	$55.5	$105.6	$122.9
Foreign	19.3	(0.6)	4.7
Earnings before taxes	$74.8	$105.0	$127.6
The effective tax rate differs from the U.S. federal statutory tax rate as a result of the following:

	Fiscal Years
	2017	2016	2015
Federal statutory income tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal tax benefit	1.3%	2.4%	2.5%
Domestic production activities deduction	(2.4)%	(2.2)%	(2.3)%
Research and development credit	(2.6)%	(2.2)%	(0.6)%
Foreign deferred tax adjustments	(4.0)%	—%	—%
Change in valuation allowance	3.8%	—%	—%
Other	(0.6)%	1.3%	2.1%
Effective tax rate	30.5%	34.3%	36.7%

During fiscal years 2017, 2016 and 2015, the Company’s effective tax rate varied from the U.S. federal statutory rate primarily because of a difference in the mix of earnings by jurisdiction and overall global tax structure for Varex as a stand-alone company compared to the prior years when it was part of Varian. The effective tax rate is also impacted by the benefit of adjustments to certain deferred tax assets and the release of valuation allowances in jurisdictions where increased earnings allowed for the utilization of net operating loss carryforwards. The effective tax rate also differs from the U.S. federal statutory rate due to increases resulting from U.S. state income tax expense and earnings in certain foreign jurisdictions that are taxed currently in the U.S. These increases are partially offset by decreases due to earnings in foreign jurisdictions that are taxed at lower rates, a U.S. domestic production activities deduction, and research and development credits. Due to the timing of lapses and retroactive reinstatements of the federal research and development credit, the Company received seven quarters of benefit in fiscal year 2016 and four quarters of benefit in fiscal year 2015.
Significant components of deferred tax assets and liabilities are as follows:

(In millions)	September 29, 2017	September 30, 2016
Deferred Tax Assets:
Inventory adjustments	$15.0	$13.3
Share-based compensation	1.9	2.8
Product warranty	2.2	2.3
Deferred compensation	1.3	1.2
Net operating loss carryforwards	2.4	7.7
Accrued vacation	2.1	—
Excess foreign tax credits	1.9	—
Other	2.2	6.0
	29.0	33.3
Valuation allowance	(4.3)	(6.4)
Total deferred tax assets	24.7	26.9
Deferred Tax Liabilities:
Acquired intangibles	(26.4)	(6.5)
Property, plant and equipment	(19.9)	(10.1)
Investments in privately held companies	(6.9)	(6.7)
Other	(1)	(1.1)
Total deferred tax liabilities	(54.2)	(24.4)
Net deferred tax (liabilities) assets	$(29.5)	$2.5
Reported As:
Deferred tax assets	$25.3	$5.5
Deferred tax liabilities	(54.8)	(3.0)
Net deferred tax (liabilities) assets	$(29.5)	$2.5

The Company has not provided for U.S. federal income and foreign withholding taxes on approximately $45.5 million of cumulative undistributed earnings of non-U.S. subsidiaries as of September 29, 2017. Such earnings are intended to be reinvested in the non-U.S. subsidiaries for an indefinite period of time. If such earnings were not considered to be reinvested indefinitely, an additional deferred tax liability of approximately $4.9 million would be provided.
The Company has federal net operating loss carryforwards of approximately $10.9 million expiring between 2019 and 2024.

The valuation allowance relates primarily to excess foreign tax credits in the U.S. and net operating losses in certain foreign jurisdictions where, based on the weight of available evidence, it is more likely than not that the tax benefit of the net operating losses will not be realized. The valuation allowance decreased by $2.1 million during fiscal year 2017, increased by $1.7 million during fiscal year 2016 and increased by $3.2 million during fiscal year 2015. In addition, the current year change in the valuation allowance is impacted by adjustments to deferred tax balances resulting from the separation from Varian that did not impact the current year effective tax rate.

In fiscal year 2017, the Company paid U.S and foreign taxes of approximately $6.0 million. In fiscal year 2016, the Company’s separate, taxpaying legal entities received a federal refund of approximately $0.6 million and paid foreign taxes of approximately $1.0 million. In fiscal year 2015, the Company’s separate, taxpaying legal entities paid foreign taxes of approximately $0.7 million. For other jurisdictions and periods, the Company’s operations have been included in Varian’s U.S. federal and state income tax returns and non-U.S. jurisdiction tax returns.

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
Changes in the Company’s unrecognized tax benefits were as follows:

	Fiscal Years
(In millions)	2017	2016	2015
Unrecognized tax benefits balance–beginning of fiscal year	$4.4	$4.5	$4.5
Additions based on tax positions related to a prior year	—	—	0.1
Additions based on tax positions related to the current year	0.5	1.0	1.0
Reductions resulting from the expiration of the applicable statute of limitations	—	(1.1)	(1.1)
Adjustments resulting from current year separation	(4.4)	—	—
Unrecognized tax benefits balance—end of fiscal year	$0.5	$4.4	$4.5
As of September 29, 2017, the total amount of gross unrecognized tax benefits was $0.5 million, all of which would affect the effective tax rate if recognized. As of September 30, 2016, the total amount of gross unrecognized tax benefits was $4.4 million. As a result of the separation from Varian, all of the gross unrecognized tax benefits through September 30, 2016 were retained by Varian and none were transferred to Varex.
The Company includes interest and penalties related to income taxes within taxes on earnings on the Combined Statements of Earnings. As the initial tax returns for the year ended September 29, 2017 are not yet due, no interest or penalties related to unrecognized tax benefits have been included in taxes on earnings for that period. As of September 30, 2016, the Company had accrued $0.4 million for the payment of interest and penalties related to unrecognized tax benefits. During fiscal year 2016, a net benefit of an immaterial amount related to interest and penalties was included in taxes on earnings. As of October 2, 2015, the Company had accrued $0.5 million for the payment of interest and penalties related to unrecognized tax benefits. During fiscal year 2015, a net benefit of an immaterial amount related to interest and penalties was included in taxes on earnings.
The Company will file U.S. Federal and state income tax returns and non-U.S. income tax returns in various jurisdictions. All of these returns will be subject to examination by their respective taxing jurisdictions from the date of filing through each applicable statute of limitation period. The Company’s significant operations up to the date of separation have historically been included in Varian’s U.S. federal and state income tax returns and non-U.S. jurisdiction tax returns. The Varian group’s U.S. federal tax returns are generally no longer subject to tax examinations for years prior to 2013. For U.S. states and other foreign tax returns, the Company is generally no longer subject to tax examinations for years prior to 2007.
14. SEGMENT INFORMATION
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

Description of Segments
The Medical segment designs, manufactures, sells and services X-ray imaging components for use in a range of applications, including radiographic and fluoroscopic imaging, mammography, computed tomography, radiation therapy and computer-aided detection. The Company provides a broad range of X-ray imaging components for Medical customers including X-ray tubes, digital flat panel detectors, generators, high voltage connectors, image-processing software and workstations, computer-aided diagnostic software, collimators, automatic exposure control devices, generators, ionization chambers and buckys. The Company’s X-ray imaging components are primarily sold to imaging system OEM customers that incorporate them into their medical diagnostic, radiation therapy, dental, veterinary and industrial imaging systems. The Company also sells its X-ray imaging components to independent service companies, distributors and directly to end-users for replacement purposes.
The Industrial segment designs, manufactures, sells and services products for use in the security and industrial inspection applications, such as airport security, cargo screening at ports and borders and nondestructive examination in a variety of applications. The products include Linatron X-ray accelerators, X-ray tubes, digital flat panel detectors, high voltage connectors and image processing software that we generally sell to OEM customers that incorporate these products into their inspection systems.
Accordingly, the following information is provided for purposes of achieving an understanding of operations, but it may not be indicative of the financial results of the reported segments were they independent organizations. In addition, comparisons of the Company’s operations to similar operations of other companies may not be meaningful.
Information related to the Company’s segments is as follows:

	Fiscal Year
(In millions)	2017	2016	2015
Revenues
Medical	$556.9	$505.8	$534.3
Industrial	141.2	114.3	98.0
Total revenues	698.1	620.1	632.3
Gross margin
Medical	193.6	195.8	207.1
Industrial	59.9	52.6	43.5
Total gross margin	253.5	248.4	250.6
Total operating expenses	169.8	139.3	123.1
Interest and other income (expenses), net	(8.9)	(4.1)	0.1
Earnings before taxes	74.8	105.0	127.6
Taxes on earnings	22.8	36.0	46.8
Net earnings	52.0	69.0	80.8
Less: Net earnings attributable to noncontrolling interests	0.4	0.5	0.8
Net earnings attributable to Varex	$51.6	$68.5	$80.0

The following table summarizes the Company’s total assets by its reportable segments:

(In millions)	September 29, 2017	September 30, 2016
Identifiable assets:
Medical	$832.1	$481.4
Industrial	208.0	134.7
Total reportable segments	$1,040.1	$616.1
Unallocated corporate assets	—	6.3
Total combined assets	$1,040.1	$622.4
Geographic Information

	Revenues			Property, plant and equipment, net
	Fiscal Year			Fiscal Years
(In millions)	2017	2016	2015	2017	2016
Americas	$239.8	$224.7	$249.2	$132.1	$98.0
EMEA	219.5	179.5	153.0	8.4	2.5
APAC	238.8	215.9	230.1	7.8	8.4
Total company	$698.1	$620.1	$632.3	$148.3	$108.9
The Company operates various manufacturing and marketing operations outside the United States. The Americas includes North America (primarily United States) and Latin America. EMEA includes Europe, Russia, the Middle East, India and Africa. APAC includes Asia and Australia. Revenues by region are based on the known final destination of products sold.
15. EMPLOYEE BENEFIT PLANS
Varex’s 401(k) plan became effective on January 1, 2017. Varex’s 401(k) plan is intended to be qualified under Section 401(a) of the Code with the 401(k) plan’s related trust intended to be tax exempt under Section 501(a) of the Code and intended for all full-time employees in the United States. This plan allows employees to contribute a portion of their pretax salary up to the maximum dollar limitation prescribed by the Internal Revenue Service. Prior to Varex's 401(k) plan becoming effective, Company employees participated in Varian's 401(k) plan. The Company made matching contributions to the plan totaling $4.3 million, $3.3 million and $3.1 million in fiscal year 2017, 2016 and 2015, respectively.
The Company also maintains defined benefit plans for employees located outside the US. The net pension liability is included in non-current liability on the Company's Consolidated Balance Sheets and totaled $3.2 million as of September 29, 2017. Prior to the separation from Varian, net pension liability was held at Varian and not allocated to the Company.