Form 10-Q
period 2017-12-29
Varex Imaging Corp
filed 2018-02-07
CIK 1681622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2017
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
☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of January 31, 2018, there were 37,758,056 shares of the registrant’s common stock outstanding.

VAREX IMAGING CORPORATION
FORM 10-Q for the Quarter Ended December 29, 2017

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended
(In millions, except per share amounts)	December 29, 2017	December 30, 2016
Revenues	$176.2	$157.4
Cost of revenues	114.7	98.6
Gross margin	61.5	58.8
Operating expenses:
Research and development	19.7	13.3
Selling, general and administrative	28.2	26.9
Total operating expenses	47.9	40.2
Operating earnings	13.6	18.6
Interest income	0.1	0.1
Interest expense	(5.5)	(0.6)
Other (expense) income, net	(1.1)	0.2
Interest and other income (expense), net	(6.5)	(0.3)
Earnings before taxes	7.1	18.3
(Benefit) taxes on earnings	(4.3)	7.1
Net earnings	11.4	11.2
Less: Net earnings attributable to noncontrolling interests	0.1	0.1
Net earnings attributable to Varex	$11.3	$11.1
Net earnings per common share attributable to Varex
Basic	$0.30	$0.30
Diluted	$0.30	$0.29
Weighted average common shares outstanding
Basic	37.7	37.4
Diluted	38.2	37.7

See accompanying notes to the condensed consolidated financial statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Unaudited)

	Three Months Ended
(In millions)	December 29, 2017	December 30, 2016
Net earnings	$11.4	$11.2
Other comprehensive earnings, net of tax:
Unrealized gain on interest rate swap contracts, net of tax expense of $0.6 and $0 during the three months ended December 29, 2017 and December 30, 2016, respectively	1.8	—
Other comprehensive earnings, net of tax	1.8	—
Comprehensive earnings	13.2	11.2
Less: Comprehensive earnings attributable to noncontrolling interests	0.1	0.1
Comprehensive earnings attributable to Varex	$13.1	$11.1

 See accompanying notes to the condensed consolidated financial statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share amounts)	December 29, 2017	September 29, 2017
Assets
Current assets:
Cash and cash equivalents	$94.1	$83.3
Accounts receivable, net	130.0	163.6
Inventories, net	245.3	234.5
Prepaid expenses and other current assets	14.5	13.9
Total current assets	483.9	495.3
Property, plant and equipment, net	144.1	148.3
Goodwill	241.9	241.9
Intangibles assets	87.1	91.3
Investments in privately-held companies	50.3	52.3
Other assets	12.8	11.0
Total assets	$1,020.1	$1,040.1
Liabilities, Redeemable Noncontrolling Interests and Equity
Current liabilities:
Accounts payable	$58.3	$58.9
Accrued liabilities	60.5	62.4
Current maturities of long-term debt	20.0	20.0
Deferred revenues	10.0	10.5
Total current liabilities	148.8	151.8
Long-term debt	434.5	463.9
Deferred tax liabilities	20.1	29.5
Other long-term liabilities	7.8	4.7
Total liabilities	611.2	649.9
Commitments and contingencies (Note 11)
Redeemable noncontrolling interests	11.4	11.2
Equity:
Preferred stock, $.01 par value: 20,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value:
Authorized shares - 150,000,000
Issued shares - 37,753,118 and 37,633,747
Outstanding shares - 37,753,118 and 37,633,747	0.4	0.4
Additional paid-in capital	348.1	342.7
Accumulated other comprehensive loss	2.6	0.8
Retained earnings	46.4	35.1
Total stockholders' equity	397.5	379.0
Total liabilities, redeemable noncontrolling interests and Varex stockholders' equity	$1,020.1	$1,040.1

See accompanying notes to the condensed consolidated financial statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In millions)	December 29, 2017	December 30, 2016
Cash flows from operating activities:
Net earnings	$11.4	$11.2
Adjustments to reconcile net earnings to net cash provided by operating activities:
Share-based compensation expense	2.1	2.3
Depreciation	4.9	3.1
Amortization of intangible assets	4.2	1.3
Deferred taxes	(9.9)	5.2
Loss (income) from equity method investments	0.7	(0.1)
Amortization of deferred loan costs	0.6	—
Other, net	—	0.2
Changes in assets and liabilities:
Accounts receivable	33.6	9.9
Inventories	(9.6)	(6.7)
Prepaid expenses and other assets	—	(2.4)
Accounts payable	1.5	(1.9)
Accrued operating liabilities and other long-term operating liabilities	1.1	(2.4)
Deferred revenues	(0.5)	(0.5)
Net cash provided by operating activities	40.1	19.2
Cash flows from investing activities:
Purchases of property, plant and equipment	(2.6)	(5.0)
Other	—	0.7
Net cash used in investing activities	(2.6)	(4.3)
Cash flows from financing activities:
Net transfers from parent	—	1.8
Borrowings under credit agreements	2.0	—
Repayments of borrowing under credit agreements	(32.0)	—
Proceeds from exercise of stock options	1.8	—
Proceeds from shares issued under employee stock purchase plan	1.4	—
Net cash (used in) provided by financing activities	(26.8)	1.8
Effects of exchange rate changes on cash and cash equivalents	0.1	0.7
Net increase in cash and cash equivalents	10.8	17.4
Cash and cash equivalents at beginning of period	83.3	36.5
Cash and cash equivalents at end of period	$94.1	$53.9
Supplemental cash flow information:
Cash paid for interest	$5.0	$—
Cash paid for income tax	0.2	—
Supplemental non-cash activities:
Purchases of property, plant and equipment financed through accounts payable	$2.0	$3.6
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
Varex Imaging Corporation was incorporated in Delaware on July 18, 2016 for the purpose of holding the assets and liabilities associated with the Company's business and separated from Varian Medical Systems, Inc. ("Varian") on January 28, 2017, upon which Varian completed the distribution of 100% of the outstanding common stock of Varex to Varian stockholders. Each Varian stockholder received 0.4 of a share of Varex common stock for every one share of Varian common stock held on the close of business on January 20, 2017. Following the separation and distribution, Varex became an independent publicly-traded company and is listed on the NASDAQ Global Select Market under the ticker “VREX.”
2. BASIS OF PRESENTATION AND PRINCIPLE OF CONSOLIDATION
The accompanying condensed consolidated financial statements are unaudited. These condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, these condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Prior to the date of separation and distribution, the financial statements were prepared on a stand-alone basis and are derived from Varian’s consolidated financial statements and records as it operated as part of Varian prior to the distribution, in conformity with GAAP.
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
These condensed consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the financial statements for the fiscal years ended 2017, 2016 and 2015 included in the Company’s Form 10-K, which was filed with the SEC on December 13, 2017.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Segment Reporting
The Company has two reportable operating segments; (i) Medical and (ii) Industrial, which align with how its CEO, which has been identified as the Company's Chief Operating Decision Marker, views and measures the Company’s business performance. See Note 17, “Segment Information” for further information on the Company’s segments.
Fiscal Year
The fiscal years of the Company as reported are the 52 or 53-week period ending on the Friday nearest September 30. Fiscal year 2018 is the 52-week period ending September 28, 2018. Fiscal year 2017 was the 52-week period that ended on September 29, 2017. The first fiscal quarter of 2018 ended on December 29, 2017. The first fiscal quarter of 2017 ended on December 30, 2016.
Variable Interest Entities
For entities in which the Company has variable interests, the Company focuses on identifying which entity has the power to direct the activities that most significantly impact the variable interest entity’s economic performance and which enterprise has the obligation to absorb losses or the right to receive benefits from the variable interest entity. If the Company is the primary beneficiary of a variable interest entity, the assets, liabilities and results of operations of the variable interest entity will be included in the Company’s condensed consolidated financial statement. During the three months ended December 29, 2017, the Company had two variable interest entities, only one of which is consolidated, because it was determined that the Company was the primary beneficiary for that entity. As of December 29, 2017, total assets and liabilities for the consolidated variable interest entity was $6.6 million and $0.1 million, respectively.
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
Inventories
Inventories are valued at the lower of cost or net realizable value. Excess and obsolete inventories are determined primarily based on future demand forecasts, and write-downs of excess and obsolete inventories are recorded as a component of cost of revenues. Cost is computed using standard cost (which approximates actual cost) on a first-in-first-out basis.
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

For a multiple-element arrangement that includes software and non-software deliverables which includes service contracts, the Company allocates revenues among the software and non-software deliverables on a relative selling price basis. The amounts allocated to the non-software products and software are accounted for as follows:
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
For multiple-element revenue arrangements that involve non-software products, a delivered non-software element is considered as a separate unit of accounting when it has stand-alone value. The allocation of revenue to all deliverables based on their relative selling prices is determined at the inception of the arrangement. The selling price for each deliverable is determined using vendor-specific objective evidence (“VSOE”) of selling price, if it exists; otherwise, third-party evidence of selling price (“TPE”) is used.
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

Taxes on Earnings
Taxes on earnings, as presented, are calculated in accordance with ASC 740, Accounting for Income Taxes. Under this guidance, each interim reporting period is considered integral to the annual period and tax expense is calculated using an estimated annual effective tax rate. The Company records tax expense each quarter based on its effective tax rate estimated for the full fiscal year and uses that rate to provide for income taxes on a current year-to-date basis, adjusted for discrete taxable events that occur during the interim period.
On December 22, 2017, the U.S. Government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Reform Act”). The Tax Reform Act significantly revised the U.S. corporate income tax structure by, among other things, lowering the U.S. corporate income tax rate, repealing certain deductions, and changing the way foreign earnings are taxed. U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law is enacted. As such, the Company’s estimated annual effective tax rate for the current fiscal year includes the impact of the reduction of the U.S. statutory corporate income tax rate from 35% to 21% beginning January 1, 2018. As a September fiscal year end filer, the lower corporate income tax rate will be phased in resulting in a U.S. statutory federal rate of 24.5% for the fiscal year ending September 28, 2018. This phased in rate has been included in the estimated annual effective rate for the quarter. The current year-to-date income tax expense for the quarter also includes adjustments for other Tax Reform Act components that are discrete during the interim period as required by ASC 740. These include one-time adjustments for a tax on the deemed repatriation of foreign earnings and the revaluation of net deferred taxes.

Certain other provisions included in the Tax Reform Act have later effective dates for fiscal year filers and may have an impact on the Company’s future effective tax rate. These include changes in the U.S. taxation of foreign earnings intended to reduce U.S. tax base erosion and the deferral of tax on foreign earnings. The changes included in the Tax Reform Act are broad, complex, and subject to interpretation. The SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) that allows for reasonable estimated impacts to be recorded and a measurement period of up to one year from the date of enactment to revise these provisional amounts as new information is obtained and additional guidance is issued by various regulatory bodies. The amounts included in the current quarter represent provisional reasonable estimates and are anticipated to be finalized in subsequent periods but no later than December 22, 2018.
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

The Company is subject to taxes on earnings in both the United States and numerous foreign jurisdictions. Foreign earnings are generally taxed at rates that differ from the United States rates, earnings in certain foreign jurisdictions are currently subject to tax in the United States, and the benefit of losses generated in some other foreign jurisdictions is reduced due to full valuation allowance positions in those jurisdictions. Our effective tax rate is impacted by these factors as well as existing laws in both the United States and in the respective countries in which foreign subsidiaries do business. In addition, a change in the mix of earnings and losses among the various jurisdictions could increase or decrease our effective tax rate.
Foreign Currency Translation
The Company uses the U.S. Dollar as the functional currency of its foreign operations. Gains and losses from remeasurement of foreign currency balances into U.S. Dollars are included in the condensed consolidated statements of earnings.
Recent Accounting Standards or Updates Not Yet Effective
In August 2017, the FASB issued Accounting Standard Update ("ASU") 2017-12 which targets improvements to accounting for hedging activities which amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

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
In May 2014, the FASB issued ASU 2014-09, a new revenue standard, which sets forth a single, comprehensive revenue recognition model for all contracts with customers to improve comparability. The new standard requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB amended the principal-versus-agent implementation guidance and illustrations in the new standard. In April 2016, the FASB amended the guidance on identifying performance obligations and the implementation guidance on licensing in the new standard. In May 2016, the FASB amended the guidance on collectability, noncash consideration, presentation of sales tax and transition in the new standard. The new standard will be effective for the Company beginning in its first quarter of fiscal year 2019, with early adoption permitted. The new standard can be applied either retrospectively to each prior reporting period presented (i.e., full retrospective adoption) or with the cumulative effect of initially applying the update recognized at the date of the initial application (i.e., modified retrospective adoption) along with additional disclosures. The Company is evaluating the timing and the impact of adopting this standard to its consolidated financial statements.
Accounting Standards Recently Adopted
In March 2016, the FASB issued ASU 2016-09 which includes an amendment to its accounting guidance related to employee share-based payments. The amendment simplifies several aspects of the accounting for employee share-based payments, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company retrospectively adopted this amendment in the first quarter of fiscal year 2018, resulting in an immaterial change on the Condensed Consolidated Balance Sheets.
4. BUSINESS COMBINATIONS
Acquisition of PerkinElmer’s Medical Imaging Business
On May 1, 2017, the Company completed the acquisition of the Medical Imaging business of PerkinElmer, Inc. (“Acquired Detector Business”) for $273.3 million after post-closing working capital adjustments. The acquisition consisted of PerkinElmer Medical Holdings, Inc. and Dexela Limited, together with certain assets of PKI and its direct and indirect subsidiaries relating to digital flat panel X-ray detectors that serve as components for industrial, medical, dental and veterinary X-ray imaging systems. PKI Imaging has about 280 employees, is headquartered in Santa Clara, California and has additional operations in Germany, the Netherlands and the United Kingdom. The acquisition of PKI Imaging was pursuant to the Master Purchase and Sale Agreement, dated December 21, 2016 (the “Purchase Agreement”), by and between PKI and Varian and the subsequent Assignment and

Assumption Agreement, dated January 27, 2017, by and between Varian and Varex, pursuant to which Varian assigned and conveyed all of its rights, obligations, title and interest in the Purchase Agreement to Varex.

Unaudited Pro Forma Information
The unaudited pro-forma amounts presented below for the first quarter of fiscal year 2017 is presented for informational purposes only. In addition to the Company's results for the periods presented, the amounts below also include effects of the Acquired Detector Business as if it had been consummated on October 1, 2016. Audited results for the Acquired Detector Business for the fiscal years ended 2016 and 2015, are noted in the Company’s Form 8-K/A filed with the SEC on July 7, 2017. These unaudited pro-forma results include effects that are directly attributable to the acquisition which include the amortization of intangible assets, interest expense, and other adjustments, including estimated tax effects. The unaudited pro-forma results do not reflect any operating efficiencies or potential cost savings which may result from the consolidation of the Acquired Detector Business and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred at the beginning of the period presented nor are they indicative of future results of operations or results that might have been achieved had the acquisition been consummated as of October 1, 2016.

Three Months Ended
(In millions)	December 30, 2016
Revenue	$193.5
Operating earnings	$18.9
Net earnings	$9.2
Net earnings per share, basic	$0.24
Net earnings per share, diluted	$0.24
5. RELATED-PARTY TRANSACTIONS
Transactions with Varian Medical Systems, Inc.
During the three months ended December 29, 2017 and December 30, 2016, the Company recorded sales to Varian of $3.0 million and $5.4 million, respectively, and recorded purchases of products from Varian of $0.4 million and $0.4 million, respectively.
Allocated Costs
Prior to the separation on January 28, 2017, the condensed consolidated financial statements included allocations of corporate expenses from Varian to the Company. These allocated expenses included costs of information technology, human resources, accounting, legal, facilities, insurance, treasury and other corporate and infrastructure services. These costs were allocated to the Company on the basis of direct usage when identifiable or other systematic measures that reflect utilization of services provided to or benefits received by the Company.
Allocated costs included in the accompanying condensed consolidated statements of earnings are as follows:

Three Months Ended
(In millions)	December 30, 2016
Selling, general and administrative	$11.9
Interest expense, net of interest income	0.5
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

The equity investment in dpiX Holding is accounted for under the equity method of accounting. When the Company recognizes its share of net profits or losses of dpiX Holding, profits or losses in inventory purchased from dpiX are eliminated. During the three months ended December 29, 2017 and December 30, 2016, the Company recorded (loss) and income on the equity investment in dpiX Holding of $(0.7) million and $0.3 million, respectively. Income and loss on the equity investment in dpiX Holding is included in other income (expense), net in the condensed consolidated statements of earnings. The carrying value of the equity investment in dpiX Holding, which was included in investments in privately-held companies on the condensed consolidated balance sheets, was $47.8 million and $50.0 million at December 29, 2017 and September 29, 2017, respectively.
During the three months ended December 29, 2017 and December 30, 2016, the Company purchased glass transistor arrays from dpiX totaling $6.6 million and $8.4 million, respectively. These purchases of glass transistor arrays are included as a component of inventories on the condensed consolidated balance sheets or cost of revenues—product in the condensed consolidated statements of earnings for these fiscal years.
As of December 29, 2017 and September 29, 2017, the Company had accounts payable to dpiX totaling $3.3 million and $3.4 million, respectively.
In October 2013, the Company entered into an amended agreement with dpiX and other parties that, among other things, provides the Company with the right to 50% of dpiX’s total manufacturing capacity produced after January 1, 2014. The amended agreement requires the Company to pay for 50% of the fixed costs (as defined in the amended agreement), as determined at the beginning of each calendar year. As of December 29, 2017, the Company did not yet have a fixed cost commitment related to this credit agreement. In January 2018, the fixed cost commitment was determined and approved by the dpiX board of directors to be $16.3 million for calendar year 2018. The amended agreement will continue unless the ownership structure of dpiX changes (as defined in the amended agreement).

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
6. CONCENTRATION OF CREDIT RISK

Credit is extended to customers based on an evaluation of the customer’s financial condition, and collateral is not required. During the periods presented, one customer accounted for a significant portion of revenues, which are as follows:

	Three Months Ended
	December 29, 2017	December 30, 2016
Revenues to Toshiba Medical Systems	21.3%	24.1%

Toshiba Medical Systems accounted for 12.0% and 9.0% of the Company’s accounts receivable as of December 29, 2017 and September 29, 2017, respectively.
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
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is deferred as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets and is subsequently reclassified into earnings in the period that the hedged interest expense effects earnings. The ineffective portion of the changes in fair value of derivatives designated as cash flow hedges are recognized directly to earnings and reflected in the accompanying condensed consolidated statements of earnings. No ineffectiveness was reported in earnings for the period ending December 29, 2017.
As of December 29, 2017, the Company had the following outstanding derivatives designated as hedging instruments:

(In millions, except for number of instruments)	Number of Instruments	Notional Value
Interest Rate Swap Contracts	6	$288.8

These contracts have maturities of four years or less.
The following table summarizes the amount of income recognized from derivative instruments for the periods indicated and the line items in the accompanying statements of operations where the results are recorded for cash flow hedges:

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion) Three months ended		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) Three months ended		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion) Three months ended
(In millions)	2017	2016		2017	2016		2017	2016
Interest Rate Swap Contracts	$2.1	$—	Interest expense	$(0.3)	$—	Interest expense	$—	$—

The Company expects that approximately $(1.0) million recorded as a component of accumulated other comprehensive income (loss) will be realized in the statements of earnings over the next 12 months and the amount will vary depending on interest rates.
These derivative instruments are subject to master netting agreements giving effect to rights of offset with each counterparty. The following table summarizes the fair values of derivative instruments as of the periods indicated and the line items in the accompanying consolidated balance sheets where the instruments are recorded:

	Derivative Assets			Derivative Liabilities
(In millions)		December 29, 2017	September 29, 2017		December 29, 2017	September 29, 2017
Derivatives designated as cash flow hedges	Balance sheet location			Balance sheet location
Interest rate swap contracts	Other non-current assets	$3.1	$1.6	Other non-current liabilities	$—	$—
Interest rate swap contracts	Other current assets	0.2	—	Other current liabilities	—	(0.6)
		$3.3	$1.6		$—	$(0.6)
8. FAIR VALUE
Assets/Liabilities Measured at Fair Value on a Recurring Basis
In the tables below, the Company has segregated all assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

(In millions)	Fair Value Measurements at December 29, 2017
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents - Money market funds	$—	$15.3	$—	$15.3
Interest rate swap contracts	—	3.3	—	3.3
Total assets measured at fair value	$—	$18.6	$—	$18.6
As of December 29, 2017, the outstanding borrowings under the Company's credit agreement were $454.5 million, net of deferred loan costs, which approximated its fair value. The fair values of certain of the Company’s financial instruments, including bank deposits included in cash and cash equivalents, accounts receivable and accounts payable, also approximate their fair values due to their short maturities. There were no financial assets or liabilities measured on a recurring basis using significant unobservable inputs (Level 3) and there were no transfers in or out of Level 1, 2 or 3 during the three months ended December 29, 2017.
At September 29, 2017, the Company determined the following levels of inputs at fair value for following assets or liabilities:

(In millions)	Fair Value Measurements at September 29, 2017
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents - Money market funds	$—	$11.4	$—	$11.4
Interest rate swap contracts	—	1.6	—	1.6
Total assets measured at fair value	$—	$13.0	$—	$13.0

Liabilities:
Interest rate swap contracts	$—	$0.6	$—	$0.6
9. INVENTORY, NET
The following table summarizes the Company’s inventories, net:

(In millions)	December 29, 2017	September 29, 2017
Raw materials and parts, net	$169.6	$164.5
Work-in-process, net	27.1	20.3
Finished goods, net	48.6	49.7
Total inventories, net	$245.3	$234.5
10. GOODWILL AND INTANGIBLE ASSETS
The following table reflects goodwill by reportable operating segment:

(In millions)	Medical	Industrial	Total
Balance at September 29, 2017	$146.9	$95.0	$241.9
Balance at December 29, 2017	$146.9	$95.0	$241.9
There were no additions to goodwill or impairment charges against goodwill during the three months ended December 29, 2017 and December 30, 2016.
The following table reflects the gross carrying amount and accumulated amortization of the Company’s finite-lived intangible assets included in other assets in the condensed consolidated balance sheets:

(In millions)	December 29, 2017	September 29, 2017
Acquired existing technology	$57.0	$57.0
Patents, licenses and other	19.4	19.4
Customer contracts and supplier relationship	42.1	42.1
Accumulated amortization	(35.4)	(31.2)
Total intangible assets with finite lives	83.1	87.3
In-process research and development with indefinite lives	4.0	4.0
Total intangible assets	$87.1	$91.3
Amortization expense for intangible assets was $4.2 million and $1.3 million for the three months ended December 29, 2017 and December 30, 2016, respectively.
11. COMMITMENTS AND CONTINGENCIES
Product Warranty
The following table reflects the changes in the Company’s accrued product warranty:

(In millions)	Warranty Allowance
Accrued product warranty, September 29, 2017	$7.0
Charged to cost of revenues	3.4
Product warranty expenditures	(2.8)
Accrued product warranty, December 29, 2017	$7.6
Other Commitments
See Note 5, “Related Party Transactions” for additional information about the Company’s commitments to dpiX.

See Note 13, “Noncontrolling Interests” for additional information about the Company’s commitment to the noncontrolling shareholders of MeVis.
 Contingencies
From time to time, the Company is a party to or otherwise involved in legal proceedings, claims and government inspections or investigations and other legal matters, both inside and outside the United States, arising in the ordinary course of its business or otherwise. The Company accrues amounts, to the extent they can be reasonably estimated, that it believes are adequate to address any liabilities related to legal proceedings and other loss contingencies that the Company believes will result in a probable loss (including, among other things, probable settlement value). A loss or a range of loss is disclosed when it is reasonably possible that a material loss will be incurred and can be estimated or when it is reasonably possible that the amount of a loss, when material, will exceed the recorded provision. The Company did not have any contingent liabilities as of December 29, 2017 and September 29, 2017. Legal expenses are expensed as incurred.
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

The following table summarizes the Company's total debt outstanding:

	December 29, 2017		September 29, 2017
(Dollars in millions)	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Current portion of Term Facility	$20.0	4.08%	$20.0	4.07%
Revolving Credit Facility	79.0	3.77%	104.0	3.75%
Long-Term portion of Term Facility	365.0	4.08%	370.0	4.07%
Debt issuance costs	(9.5)		(10.1)
Total debt outstanding	$454.5		$483.9
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

Changes in redeemable noncontrolling interests relating to MeVis were as follows:

(In millions)	Redeemable Noncontrolling Interests
Balance at beginning of period, September 29, 2017	$11.2
Net earnings attributable to noncontrolling interests	—
Other, including foreign currency remeasurement	0.2
Balance at end of period, December 29, 2017	$11.4
At December 29, 2017, noncontrolling shareholders together held approximately 0.5 million shares of MeVis, representing 26.3% of the outstanding shares.
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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per common share is as follows:

	Three Months Ended
(In millions, except per share amounts)	December 29, 2017	December 30, 2016(1)
Net earnings attributable to Varex	$11.3	$11.1
Weighted average shares outstanding - basic	37.7	37.4
Dilutive effect of potential common shares	0.5	0.3
Weighted average shares outstanding - diluted	38.2	37.7
Net earnings per share attributable to Varex - basic	$0.30	$0.30
Net earnings per share attributable to Varex - diluted	$0.30	$0.29
Anti-dilutive employee shared based awards, excluded	1.0	0.7
(1) Basic and diluted net earnings for the three months ended December 30, 2016 is calculated using the number of common shares distributed on January 28, 2017.

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
The table below summarizes the effect of recording share-based compensation expense and for the option component of the employee stock purchase plan shares:

	Three Months Ended
(In millions)	December 29, 2017	December 30, 2016(1)
Cost of revenues	$0.2	$0.2
Research and development	0.4	0.4
Selling, general and administrative	1.5	1.7
Total share-based compensation expense	$2.1	$2.3
(1) Includes allocated share-based compensation of $0.8 million for the three months ended December 30, 2016, charged by Varian to the Company for certain Varian employees who provided general and administrative services on the Company’s behalf.
Stock Option Activity
The following table summarizes the activity for stock options under Varex’s employee incentive plans for the Company’s employees:

	Options Outstanding
(In thousands, except per share amounts and the remaining term)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (1)
Balance at September 29, 2017	1,926	$29.11
Granted	8	37.60
Canceled, expired or forfeited	—	—
Exercised	(69)	26.32
Balance at December 29, 2017	1,865	$29.25	5.1	$20,353

Exercisable at December 29, 2017	679	$26.82	3.5	$9,068
(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and the closing price of Varex common stock of $40.17 as of December 29, 2017, the last trading date of the Company's first quarter, and which represents the amount that would have been received by the option holders had all option holders exercised their options and sold the shares received upon exercise as of that date.
Restricted Stock Units
The following table summarizes the activity for restricted stock units under Varex’s employee incentive plans for the Company’s employees:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at September 29, 2017	525	$29.76
Granted	3	37.60
Vested	—	—
Canceled or expired	—	—
Balance at December 29, 2017	528	$29.82
16. TAXES ON EARNINGS

	Three Months Ended
	December 29, 2017	December 30, 2016
Estimated effective tax rate	(60.6)%	38.8%
The Company recognized an income tax benefit of $4.3 million and expense of $7.1 million for the three months ended December 29, 2017 and December 30, 2016, respectively, for effective rates of (60.6)% and 38.8%, respectively.
The Company's effective tax rate decreased primarily due to the enactment of the Tax Reform Act in the U.S. during the period. The Tax Reform Act significantly revised the U.S. corporate income tax structure. Among the revisions impacting the Company’s effective tax rate are a lower U.S. corporate statutory rate going from 35% to 21% effective January 1, 2018, a repeal of the deduction for domestic production activities, and changes to the way foreign earnings are taxed. As a September fiscal year filer, the lower corporate income tax rate will be phased in resulting in a U.S. statutory federal rate of 24.5% for the fiscal year ending September 28, 2018. U.S. GAAP requires the impact of tax legislation to be recognized in the period in which the law is enacted. The lower U.S. statutory rate has been included in the estimated annual effective rate used to calculate the year-to-date income tax benefit as of the end of the quarter. The repeal of the deduction for domestic production does not apply to the Company until the fiscal year beginning September 29, 2018, and so has also been included in the calculation of the estimated annual effective rate. Also, as a result of the Tax Reform Act, the Company recorded income tax expense of $3.4 million for the tax on the deemed repatriation of deferred foreign earnings offset by a tax benefit of $9.5 million due to the revaluation of net deferred taxes. The $3.4 million of tax on the deemed repatriation of foreign earnings has been reduced by the utilization of an estimated foreign tax credit carryforward from the prior fiscal year which was previously subject to a full valuation allowance. The anticipated utilization of this deferred tax asset resulted in the release of that valuation allowance and the benefit of approximately $1.9 million has been included in the income tax benefit for the quarter.
The changes included in the Tax Reform Act are broad, complex, and subject to interpretation. In addition, the calculation of the impact of certain provisions is dependent on amounts such as current year earnings and year end balances that, while they can be reasonably estimated, will only become final at the end of future accounting periods. On December 22, 2017, the SEC issued SAB 118, allowing registrants to consider the estimated impact of the U.S. legislation as “provisional” when it does not have the information necessary to complete the accounting for the change in tax law. In accordance with SAB 118, the tax on the deemed repatriation of foreign earnings of $3.4 million and the benefit of $9.5 million for the revaluation of net deferred taxes represent the Company’s best and reasonable estimate based on interpretation of the U.S. legislation, are considered provisional, and will be finalized before December 22, 2018. These provisional estimates may be revised as adjustments to tax expense in subsequent periods as additional information is obtained and as additional guidance is issued by regulatory bodies.
Certain other provisions included in the Tax Reform Act have later effective dates for fiscal year filers and may have an impact on the Company’s future effective tax rate. These include, but are not limited to, changes in the taxation of foreign earnings. The Company is in the process of analyzing the effects of these provisions including GILTI (global intangible low-taxed income), BEAT (base-erosion anti-abuse tax), FDII (foreign-derived intangible income), limitations on interest expense deductions (if certain conditions apply), and other components of the Tax Reform Act. The Company has elected to account for GILTI as a period cost if and when incurred pursuant to the exposure draft issued by the FASB in January 2018. Other future adjustments to tax expense may include the impact of actions the Company may take as a result of the Tax Reform Act.
17. SEGMENT INFORMATION
The Company has two reportable operating segments; (i) Medical and (ii) Industrial, which align with how its CEO views and measures the Company's business performance. The Company's CEO is the Chief Operating Decision Maker and allocates resources to and evaluates the financial performance of each operating segment primarily based on revenues and gross margin.

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
Information related to the Company’s segments is as follows:

	Three Months Ended
(In millions)	December 29, 2017	December 30, 2016
Revenues
Medical	$139.2	$131.7
Industrial	37.0	25.7
Total revenues	176.2	157.4
Gross margin
Medical	46.4	47.1
Industrial	15.1	11.7
Total gross margin	61.5	58.8
Total operating expenses	47.9	40.2
Interest and other income (expenses), net	(6.5)	(0.3)
Earnings before taxes	7.1	18.3
Taxes on earnings	(4.3)	7.1
Net earnings	11.4	11.2
Less: Net earnings attributable to noncontrolling interests	0.1	0.1
Net earnings attributable to Varex	$11.3	$11.1
The following table summarizes the Company’s total assets by its reportable segments:

(In millions)	December 29, 2017	September 29, 2017
Identifiable assets
Medical	$805.9	$832.1
Industrial	214.2	208.0
Total reportable segments	$1,020.1	$1,040.1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results should be read together with our Annual Report on Form 10-K for the fiscal year ended 2017 and our Form 10 filed on January 12, 2017, for the fiscal years ended 2016, 2015 and 2014.
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
Cash and cash equivalents held by Varian were not allocated to us. Cash and cash equivalents included in the condensed consolidated balance sheets primarily reflects cash and cash equivalents from acquired entities that are specifically attributable to us. Varian’s debt has not been allocated to us for any of the periods presented since we not the legal obligor of the debt. Varian’s debt was utilized for corporate activities that benefited all businesses and therefore a portion of the interest expense relating to Varian’s corporate borrowings has been allocated to us for periods prior to the separation. Interest expense and interest income has been allocated based on our total assets as a percentage of total assets of Varian.
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
We periodically review our accounting policies, estimates and assumptions and make adjustments when facts and circumstances dictate. Refer to Annual Report on Form 10-K for the fiscal year ended 2017 filed with the SEC on December 13, 2017, our Form 10 filed January 20, 2017 for fiscal years 2016, 2015, and 2014, and Note 3 “Summary of Significant Accounting Policies” for further details.
Fiscal Year
Our fiscal year is a 52 or 53-week period ending on the Friday nearest September 30. Fiscal year 2018 is the 52-week period ending September 28, 2018. Fiscal year 2017 was a 52-week period that ended on September 29, 2017. The fiscal quarters ended December 29, 2017 and December 30, 2016 were both 13-week periods.
Discussion of Results of Operations for the Three Months Ended December 29, 2017 Compared to the Three Months Ended December 30, 2016

Revenues

	Three Months Ended
(In millions)	December 29, 2017	December 30, 2016	$ Change	% Change
Medical	$139.2	$131.7	$7.5	5.7%
Industrial	37.0	25.7	11.3	44.0%
Total revenues	$176.2	$157.4	$18.8	11.9%
Medical as a percentage of total revenues	79%	84%
Industrial as a percentage of total revenues	21%	16%
Medical revenues increased by $7.5 million primarily due to an increase in sales of digital detectors with the addition of the Acquired Detector Business, and from increased sales of software and high voltage cable products. These increases in medical revenues were partially offset by a decrease in sales of digital detectors for the dental and radiographic markets.
Industrial revenues increased $11.3 million due to increased sales of digital detectors with the addition of the Acquired Detector Business, partially offset by a decrease of sales of cargo screening systems.

Gross Margin

	Three Months Ended
(In millions)	December 29, 2017	December 30, 2016	$ Change	% Change
Medical	$46.4	$47.1	$(0.7)	(1.5)%
Industrial	15.1	11.7	3.4	29.1%
Total gross margin	$61.5	$58.8	$2.7	4.6%
Medical gross margin %	33.3%	35.8%
Industrial gross margin %	40.8%	45.5%
Total gross margin %	34.9%	37.4%
The decrease in total gross margin percentage was primarily due to higher amortization of intangible assets from the Acquired Detector Business, a product mix shift to lower margin products and other indirect product related costs. The decrease in medical gross margin percentage was primarily due to the reasons stated above and the decrease in industrial gross margin percentage was primarily due to indirect product related costs.
Operating Expenses

	Three Months Ended
(In millions)	December 29, 2017	December 30, 2016	$ Change	% Change
Research and development	$19.7	$13.3	$6.4	48.1%
As a percentage of total revenues	11.2%	8.4%
Selling, general and administrative (1)	$28.2	$26.9	$1.3	4.8%
As a percentage of total revenues	16.0%	17.1%
Operating expenses	$47.9	$40.2	$7.7	19.2%
As a percentage of total revenues	27.2%	25.5%

(1) Selling, general and administrative expenses included $11.9 million of corporate costs allocated to us by Varian in the three months ended December 30, 2016.

 Research and Development
We are committed to investing in the business to support long-term growth and believe long-term research and development expenses of approximately 8% to 10% of annual revenues is the appropriate range that will allow us to continue to innovate and bring new products to market for our global OEM customers. The increase in research and development expenses as a percentage of revenue was due to the continued acceleration and development of digital detector projects and prototype materials costs for CT X-ray tubes.
Selling, General and Administrative
Selling, general and administrative expenses as a percentage of total revenues decreased primarily from lower acquisition and integration related costs, partially offset by increased depreciation, and amortization of intangible assets.
Interest and Other Income (Expense), Net
The following table summarizes the Company’s interest and other income (expense), net:

	Three Months Ended
(In millions)	December 29, 2017	December 30, 2016	$ Change
Interest income	$0.1	$0.1	$—
Interest expense	(5.5)	(0.6)	(4.9)
Other	(1.1)	0.2	(1.3)
Interest and other income (expense), net	$(6.5)	$(0.3)	$(6.2)
The increase in interest and other income (expense), net was due to higher interest expense as a result of borrowings under our credit agreement, losses from equity method investments and foreign currency translation losses.

Taxes on Earnings

	Three Months Ended
	December 29, 2017	December 30, 2016
Estimated effective tax rate	(60.6)%	38.8%

We had an income tax benefit of $4.3 million and expense of $7.1 million for the three months ended December 29, 2017 and December 30, 2016, respectively, for effective rates of (60.6)% and 38.8%, respectively.

Our effective tax rate decreased primarily due to the enactment of the Tax Reform Act in the U.S. during the period. The Tax Reform Act significantly revised the U.S. corporate income tax structure. Among the revisions impacting our effective tax rate are a lower U.S. corporate statutory tax rate going from 35% to 21% effective January 1, 2018, a repeal of the deduction for domestic production activities, and changes to the way foreign earnings are taxed. As a September fiscal year filer, the lower corporate income tax rate will be phased in resulting in an estimated U.S. statutory federal rate of 24.5% for the fiscal year ending September 28, 2018. U.S. GAAP requires the impact of tax legislation to be recognized in the period in which the law is enacted. The lower U.S. statutory rate has been included in the estimated annual effective rate used to calculate the year-to-date income tax benefit as of the end of the quarter. The repeal of the deduction for domestic production does not apply until the fiscal year beginning September 29, 2018 and so has also been included in the calculation of the estimated annual effective rate. Also, as a result of the Tax Reform Act, we recorded income tax expense of $3.4 million for the tax on the deemed repatriation of deferred foreign earnings offset by a tax benefit of $9.5 million due to the revaluation of net deferred taxes. The $3.4 million of tax on the deemed repatriation of foreign earnings has been reduced by the utilization of an estimated foreign tax credit carryforward from the prior fiscal year which was previously subject to a full valuation allowance. The anticipated utilization of this deferred tax asset resulted in the release of that valuation allowance and the benefit of approximately $1.9 million has been included in the income tax benefit for the quarter.

The changes included in the Tax Reform Act are broad, complex, and subject to interpretation. In addition, the calculation of the impact of certain provisions is dependent on amounts such as current year earnings and year end balances that, while they can be reasonably estimated, will only become final at the end of future accounting periods. On December 22, 2017, the SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) allowing registrants to consider the estimated impact of the U.S. legislation as “provisional” when it does not have the information necessary to complete the accounting for the change in tax law. In accordance with SAB 118, the tax on the deemed repatriation of foreign earnings of $3.4 million and the benefit of $9.5 million for the revaluation of net deferred taxes represent the Company’s best and reasonable estimates based on interpretation of the U.S. legislation, are considered provisional, and will be finalized in future periods but no later than December 22, 2018. These provisional estimates may be revised as adjustments to tax expense in subsequent periods as actual amounts required to finalize the accounting for these items become final, as other required information becomes available, and as additional guidance is issued by regulatory bodies.

Certain other provisions included in the Tax Reform Act have later effective dates for fiscal year filers and may have an impact on the Company’s future effective tax rate. These include, but are not limited to, changes in the taxation of foreign earnings. The Company is in the process of analyzing the effects of these provisions including GILTI (global intangible low-taxed income), BEAT (base-erosion anti-abuse tax), FDII (foreign-derived intangible income), limitations on interest expense deductions (if certain conditions apply), and other components of the Tax Reform Act. The Company has elected to account for GILTI as a period cost if and when incurred pursuant to the exposure draft issued by the FASB in January 2018. Other future adjustments to tax expense may include the impact of actions the Company may take as a result of the Tax Reform Act.
Backlog
Backlog is the accumulation of all orders for which revenues have not been recognized and are still considered valid. Backlog also includes a small portion of billed service contracts that are included in deferred revenue. Our total backlog at December 29, 2017 was $193.3 million, a decrease of 22.2% from $248.4 million at September 29, 2017, which was primarily due to several of our customers providing quarterly orders rather than annual orders.
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
Cash and Cash Equivalents
The following table summarizes our cash and cash equivalents:

(In millions)	December 29, 2017	September 29, 2017	$ Change
Cash and cash equivalents	$94.1	$83.3	$10.8
Borrowings
The following table summarizes the changes in our debt outstanding:

(Dollars in millions)	December 29, 2017	September 29, 2017	$ Change
Current portion of Term Facility	$20.0	$20.0	$—
Revolving Credit Facility	79.0	104.0	(25.0)
Long-Term portion of Term Facility	365.0	370.0	(5.0)
Debt issuance costs	(9.5)	(10.1)	0.6
Total debt outstanding	$454.5	$483.9	$(29.4)
At December 29, 2017, we had approximately $121 million remaining of our Revolver available for borrowings.
Cash Flows

	Three Months Ended
(In millions)	December 29, 2017	December 30, 2016
Net cash flow provided by (used in):
Operating activities	$40.1	$19.2
Investing activities	(2.6)	(4.3)
Financing activities	(26.8)	1.8
Effects of exchange rate changes on cash and cash equivalents	0.1	0.7
Net increase in cash and cash equivalents	$10.8	$17.4

Net Cash Provided by Operating Activities. Cash from operating activities consists primarily of net earnings adjusted for certain non-cash items, including share-based compensation, depreciation, amortization of intangible assets, deferred income taxes, income and loss from equity investments and the effect of changes in operating assets and liabilities.

For the three months ended December 29, 2017, as compared to the three months ended December 30, 2016, cash provided by operating activities were as follows:

•	Net earnings of $11.4 million vs $11.2 million

•	Non-cash items of $2.6 million vs $12.0 million

•	Operating assets and liabilities activity:

◦
Accounts receivable decreased $33.6 million vs $9.9 million. The fourth quarter of fiscal year 2017 had a higher level of sales and resulted in increased collections of accounts receivable in the first quarter of fiscal year 2018.

◦	Inventories increased $9.6 million vs $6.7 million. Increases in inventories in the first quarter of each fiscal year is normal as we begin to right-size our inventories for the upcoming quarters.

◦
Other items increased $2.1 million vs decreases of $7.2 million. These items include changes in prepaid expenses, accounts payable, accrued liabilities, deferred revenues, which fluctuate due to timing of expenses and payments.

Net Cash Used in Investing Activities. Net cash used in investing activities was $2.6 million and $4.3 million for the three months ended December 29, 2017 and the three months ended December 30, 2016, respectively, and primarily related to capital expenditures for property plant and equipment for both periods.
Net Cash Provided by (Used in) Financing Activities. Financing activities for the three months ended December 29, 2017 consisted of borrowings under our credit agreement of $2.0 million, repayments of borrowings of $32.0 million, proceeds from stock option exercises of $1.8 million, and proceeds from shares issued under employee stock purchase plan. Financing activities for the three months ended December 30, 2016 consisted of transfers from Varian of $1.8 million.
Days Sales Outstanding
Trade accounts receivable days sales outstanding (“DSO”) was 67 days at December 29, 2017 and 66 days September 29, 2017. Our accounts receivable and DSO are impacted by a number of factors, primarily including the timing of product shipments, collections performance, payment terms, the mix of revenues from different regions and the effects of economic instability.
Contractual Obligations
In October 2013, we entered into an amended agreement with dpiX and other parties that, among other things, provides us with the right to 50% of dpiX’s total manufacturing capacity produced after January 1, 2014. The amended agreement requires us to pay for 50% of the fixed costs (as defined in the amended agreement), as determined at the beginning of each calendar year. As of December 29, 2017, we do not yet have a fixed cost commitment related to this amended agreement. In January 2018, the fixed costs commitment was determined and approved by the dpiX board of directors to be $16.3 million for calendar year 2018. The amended agreement will continue unless the ownership structure of dpiX changes (as defined in the amended agreement).
In October 2015, we committed to grant the noncontrolling shareholders of MeVis: (1) an annual recurring net compensation of €0.95 per MeVis share; and, (2) a put right for their MeVis shares at €19.77 per MeVis share. As of December 29, 2017, noncontrolling shareholders together held approximately 0.5 million shares of MeVis, representing 26.3% of the outstanding shares.
Contingencies
From time to time, we are a party to or otherwise involved in legal proceedings, claims and government inspections or investigations and other legal matters both inside and outside the United States, arising in the ordinary course of our business or otherwise. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. See Note 11 “Commitments and Contingencies” in the notes to the condensed consolidated financial statements, which discussion is incorporated herein by reference.
Off-Balance Sheet Arrangements
In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification of business partners and customers for losses suffered or incurred for property damages, death and injury and for patent, copyright or any other intellectual property infringement claims by any third parties with respect to our products. The terms of these indemnification arrangements are generally perpetual. Except for losses related to property damages, the maximum potential amount of future payments we could be required to make under these arrangements is unlimited. As of December 29, 2017, we have not incurred any material costs to defend lawsuits or settle claims related to these indemnification arrangements. As a result, we believe the estimated fair value of these arrangements is minimal.
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
Interest Rate Risk
At December 29, 2017, we had borrowings of $454.5 million. Borrowings under our credit facilities bear interest at floating interest rates. As a result, we are exposed to fluctuations in interest rates to the extent of our borrowings under the credit facilities. As part of our overall risk management program, we entered into several interest rate swaps designed as cash flow hedges, to hedge the floating LIBOR components of our interest rate which represented a notional value of $288.8 million of our debt as of December 29, 2017. See Note 7, “Financial Derivatives and Hedging Activities” for further information on hedging activities.
Commodity Price Risk
We are exposed to market risks related to volatility in the prices of raw materials used in our products. The prices of these raw materials fluctuate in response to changes in supply and demand fundamentals and our product margins and level of profitability tend to fluctuate with changes in these raw materials prices. We try to protect against such volatility through various business strategies. During the three months ended December 29, 2017, we did not have any commodity derivative instruments in place to manage our exposure to price changes.
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

Item 1A. Risk Factors
We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business. For a detailed discussion of the risks that affect our business, please refer to the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended September 29, 2017 filed with the SEC on December 13, 2017. In addition, the following risk factors should be considered in conjunction with those risk factors previously reported.
United States Tax Reform

The Tax Cuts and Jobs Act of 2017 was signed into law on December 22, 2017. The law includes significant changes to the U.S. corporate income tax system, including a Federal corporate rate reduction from 35% to 21%, limitations on the deductibility of interest expense and executive compensation, and extensive changes to the way foreign earnings are taxed in the U.S. The new tax law could impact our tax liabilities in a number of ways, including causing us to incur a tax liability on earnings that have not been repatriated into the United States and limiting our ability to deduct the expense of certain executive compensation. In addition, significant judgments and estimates are required to evaluate our tax position and the impact of the new tax law. If these judgments and estimates are incorrect, or if the underlying assumptions are different from what we expect, our tax liability could differ significantly from our current estimates. The new tax law could also impact the financial condition of our customers, which could cause those customers to decrease the amount of products they purchase from us, which would adversely affect our operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

(a) Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit No.	Description
10.1*	Amendment to Credit Agreement

31.1*	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act

31.2*	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act

32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VAREX IMAGING CORPORATION

Date:	February 6, 2018	By:	/s/ CLARENCE R. VERHOEF
Clarence R. Verhoef
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)