Form 10-Q
period 2018-03-30
Varex Imaging Corp
filed 2018-05-09
CIK 1681622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2018
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
☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of April 30, 2018, there were 37,954,175 shares of the registrant’s common stock outstanding.

VAREX IMAGING CORPORATION
FORM 10-Q for the Quarter Ended March 30, 2018

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Revenues	$201.2	$154.8	$377.4	$312.2
Cost of revenues	131.1	97.2	245.8	195.8
Gross margin	70.1	57.6	131.6	116.4
Operating expenses:
Research and development	22.0	14.4	41.8	27.7
Selling, general and administrative	30.9	19.7	59.1	46.8
Total operating expenses	52.9	34.1	100.9	74.5
Operating earnings	17.2	23.5	30.7	41.9
Interest income	—	—	0.1	0.1
Interest expense	(5.6)	(1.0)	(11.1)	(1.6)
Other income (expense), net	4.1	(0.1)	3.1	0.3
Interest and other income (expense), net	(1.5)	(1.1)	(7.9)	(1.2)
Earnings before taxes	15.7	22.4	22.8	40.7
Income tax provision (benefit) on earnings	3.4	7.4	(1.1)	14.5
Net earnings	12.3	15.0	23.9	26.2
Less: Net earnings attributable to noncontrolling interests	0.1	—	0.3	0.1
Net earnings attributable to Varex	$12.2	$15.0	$23.6	$26.1
Net earnings per common share attributable to Varex
Basic	$0.32	$0.40	$0.62	$0.70
Diluted	$0.32	$0.40	$0.62	$0.69
Weighted average common shares outstanding
Basic	37.8	37.5	37.8	37.5
Diluted	38.4	37.8	38.3	37.8

See accompanying notes to the condensed consolidated financial statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Unaudited)

	Three Months Ended		Six Months Ended
(In millions)	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Net earnings	$12.3	$15.0	$23.9	$26.2
Other comprehensive earnings, net of tax:
Unrealized gain on interest rate swap contracts, net of tax expense of $0.7 and $0 during the three months ended March 30, 2018 and $1.2 and $0 during the six months ended March 31, 2017, respectively	2.1	—	4.0	—
Other comprehensive earnings, net of tax	2.1	—	4.0	—
Comprehensive earnings	14.4	15.0	27.9	26.2
Less: Comprehensive earnings attributable to noncontrolling interests	0.1	—	0.3	0.1
Comprehensive earnings attributable to Varex	$14.3	$15.0	$27.6	$26.1

 See accompanying notes to the condensed consolidated financial statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share amounts)	March 30, 2018	September 29, 2017
Assets
Current assets:
Cash and cash equivalents	$55.4	$83.3
Accounts receivable, net	129.2	163.6
Inventories, net	245.3	234.5
Prepaid expenses and other current assets	15.8	13.9
Total current assets	445.7	495.3
Property, plant and equipment, net	146.3	148.3
Goodwill	242.2	241.9
Intangibles assets	82.9	91.3
Investments in privately-held companies	51.7	52.3
Other assets	17.1	11.0
Total assets	$985.9	$1,040.1
Liabilities, Redeemable Noncontrolling Interests and Equity
Current liabilities:
Accounts payable	$53.5	$58.9
Accrued liabilities	53.5	62.4
Current maturities of long-term debt	20.0	20.0
Deferred revenues	10.0	10.5
Total current liabilities	137.0	151.8
Long-term debt	397.1	463.9
Deferred tax liabilities	19.6	29.5
Other long-term liabilities	7.9	4.7
Total liabilities	561.6	649.9
Commitments and contingencies (Note 11)
Redeemable noncontrolling interests	11.7	11.2
Stockholders' equity:
Preferred stock, $.01 par value: 20,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value:
Authorized shares - 150,000,000
Issued shares - 37,878,841 and 37,633,747
Outstanding shares - 37,878,841 and 37,633,747	0.4	0.4
Additional paid-in capital	348.8	342.7
Accumulated other comprehensive income	4.7	0.8
Retained earnings	58.7	35.1
Total stockholders' equity	412.6	379.0
Total liabilities, redeemable noncontrolling interests and Varex stockholders' equity	$985.9	$1,040.1

See accompanying notes to the condensed consolidated financial statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(In millions)	March 30, 2018	March 31, 2017
Cash flows from operating activities:
Net earnings	$23.9	$26.2
Adjustments to reconcile net earnings to net cash provided by operating activities:
Share-based compensation expense	4.7	3.6
Depreciation	10.5	8.5
Amortization of intangible assets	8.4	2.6
Deferred taxes	(11.1)	6.9
Income from equity method investments	(3.2)	(0.4)
Amortization of deferred loan costs	1.2	—
Other, net	—	0.6
Changes in assets and liabilities:
Accounts receivable	34.4	0.3
Inventories	(11.0)	(15.2)
Prepaid expenses and other assets	1.3	(7.8)
Accounts payable	(7.2)	7.3
Accrued operating liabilities and other long-term operating liabilities	(6.0)	2.4
Deferred revenues	(0.4)	(2.0)
Net cash provided by operating activities	45.5	33.0
Cash flows from investing activities:
Purchases of property, plant and equipment	(6.9)	(6.7)
Net cash used in investing activities	(6.9)	(6.7)
Cash flows from financing activities:
Net transfers from parent	—	14.5
Distribution to Varian Medical Systems, Inc.	—	(200.0)
Taxes related to net share settlement of equity awards	(2.3)	(1.9)
Borrowings under credit agreements	10.0	206.0
Repayments of borrowing under credit agreements	(78.0)	(3.8)
Proceeds from exercise of stock options	2.2	0.6
Proceeds from shares issued under employee stock purchase plan	1.4	—
Other financing activities	—	0.7
Net cash (used in) provided by financing activities	(66.7)	16.1
Effects of exchange rate changes on cash and cash equivalents	0.2	0.7
Net (decrease) increase in cash and cash equivalents	(27.9)	43.1
Cash and cash equivalents at beginning of period	83.3	36.5
Cash and cash equivalents at end of period	$55.4	$79.6
Supplemental cash flow information:
Cash paid for interest	$9.9	$0.9
Cash paid for income tax	11.9	—
Supplemental non-cash activities:
Purchases of property, plant and equipment financed through accounts payable	$5.5	$2.6
Transfers of property, plant and equipment from Varian Medical Systems, Inc.	—	14.7
Distribution payable to Varian Medical Systems, Inc.	—	27.1
Other non-cash transfers from parent	—	12.4
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
The Company also designs, manufacturers, sells and services industrial products, which include Linatron® X-ray accelerators, imaging processing software and image detection products for security and inspection purposes, such as cargo screening at ports and borders, airports, and nondestructive examination in a variety of applications. The Company generally sells security and inspection products to OEM customers who incorporate Varex’s products into their inspection systems. The Company conducts an active research and development program to focus on new technology and applications in both the medical and industrial X-ray imaging markets.
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
These condensed consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the consolidated financial statements for the fiscal years ended 2017, 2016 and 2015 included in the Company’s Form 10-K, which was filed with the SEC on December 13, 2017.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Segment Reporting
The Company has two reportable operating segments; (i) Medical and (ii) Industrial, which align with how its Chief Executive Officer, who has been identified as the Company's Chief Operating Decision Marker, views and measures the Company’s business performance. See Note 17, “Segment Information” for further information on the Company’s segments.
Fiscal Year
The fiscal years of the Company as reported are the 52 or 53-week period ending on the Friday nearest September 30. Fiscal year 2018 is the 52-week period ending September 28, 2018. Fiscal year 2017 was the 52-week period that ended on September 29, 2017. The second fiscal quarter of 2018 ended on March 30, 2018. The second fiscal quarter of 2017 ended on March 31, 2017.
Variable Interest Entities
For entities in which the Company has variable interests, the Company focuses on identifying which entity has the power to direct the activities that most significantly impact the variable interest entity’s economic performance and which enterprise has the obligation to absorb losses or the right to receive benefits from the variable interest entity. If the Company is the primary beneficiary of a variable interest entity, the assets, liabilities and results of operations of the variable interest entity will be included in the Company’s condensed consolidated financial statements. During the three months ended March 30, 2018, the Company had three variable interest entities, two of which are consolidated, because it was determined that the Company was the primary beneficiary for those entities. As of March 30, 2018, total assets and liabilities for consolidated variable interest entities was $4.6 million and $3.0 million, respectively.
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
Investments
The Company accounts for its equity investments in privately-held companies under the equity method of accounting as the Company holds at least a 20% ownership interest or has the ability to exercise significant influence in these investments. The Company monitors these equity investments for impairment and makes appropriate reductions in carrying values if the Company determines that impairment charges are required for an other than temporary decline in fair value based primarily on the financial condition and near-term prospects of these companies.
Goodwill and Intangible Assets
Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net identified tangible and intangible assets acquired. Purchased intangible assets are carried at cost, net of accumulated amortization. Intangible assets with finite lives are amortized over their estimated useful lives of primarily two to seven years using the straight-line method.

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
No impairment charges were recognized for any of the prior periods presented.
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

On December 22, 2017, the U.S. Government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Reform Act”). The Tax Reform Act significantly revised the U.S. corporate income tax structure. U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law is enacted. In accordance with these rules, the Company is including the impact of certain provisions of the Tax Reform Act to the extent they are effective during the current reporting period. Certain other provisions included in the Tax Reform Act have later effective dates for fiscal year filers and will be included in the period in which they become effective. In response to the Tax Reform Act, the SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) that allows for reasonable estimated amounts to be recorded and a measurement period of up to one year from the date of enactment to revise these provisional amounts as new information is obtained and additional guidance is issued. Pursuant to the guidance included in SAB 118, the Company deems amounts recorded and positions taken to date as provisional estimates to be adjusted and finalized in future periods.
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
Recent Accounting Standards or Updates Not Yet Effective
In August 2017, the Financial Accounting Standards Board (the "FASB") issued Accounting Standard Update ("ASU") 2017-12 which targets improvements to accounting for hedging activities which amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.
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
In May 2014, the FASB issued ASU 2014-09, a new revenue standard, which sets forth a single, comprehensive revenue recognition model for all contracts with customers to improve comparability. The new standard requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB amended the principal-versus-agent implementation guidance and illustrations in the new standard. In April 2016, the FASB amended the guidance on identifying performance obligations and the implementation guidance on licensing in the new standard. In May 2016, the FASB amended the guidance on collectability, noncash consideration, presentation of sales tax and transition in the new standard. The new standard will be effective for the Company beginning in its first quarter of fiscal year 2019, with early adoption permitted. The new standard can be applied either retrospectively to each prior reporting period presented (i.e., full retrospective adoption) or with the cumulative effect of initially applying the update recognized at the date of the initial application (i.e., modified retrospective adoption) along with additional disclosures. The Company currently expects to apply the modified retrospective adoption and is evaluating the timing and the impact of adopting this standard on its consolidated financial statements.
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
4. BUSINESS COMBINATIONS
Acquisition of PerkinElmer’s Medical Imaging Business
On May 1, 2017, the Company completed the acquisition of the medical imaging business (“Acquired Detector Business”) of PerkinElmer, Inc. ("PKI") for $273.3 million after post-closing working capital adjustments. The acquisition consisted of PerkinElmer Medical Holdings, Inc. and Dexela Limited, together with certain assets of PKI and its direct and indirect subsidiaries relating to digital flat panel X-ray detectors that serve as components for industrial, medical, dental and veterinary X-ray imaging systems. The Acquired Detector Business included about 280 employees, with operations in Santa Clara, California as well as operations in Germany, the Netherlands and the United Kingdom. The acquisition of the Acquired Detector Business was pursuant to the Master Purchase and Sale Agreement, dated December 21, 2016 (the “Purchase Agreement”), by and between PKI and Varian and the subsequent Assignment and Assumption Agreement, dated January 27, 2017, by and between Varian and Varex, pursuant to which Varian assigned and conveyed all of its rights, obligations, title and interest in the Purchase Agreement to Varex.

Unaudited Pro Forma Information
The unaudited pro-forma amounts presented below for the six months ended March 31, 2017 is presented for informational purposes only. In addition to the Company's results for the periods presented, the amounts below also include effects of the Acquired Detector Business as if it had been consummated on October 1, 2016. Audited results for the Acquired Detector Business for the fiscal years ended 2016 and 2015, are noted in the Company’s Form 8-K/A filed with the SEC on July 7, 2017. These unaudited pro-forma results include effects that are directly attributable to the acquisition which include the amortization of intangible assets, interest expense, and other adjustments, including estimated tax effects. The unaudited pro-forma results do not reflect any operating efficiencies or potential cost savings which may result from the consolidation of the Acquired Detector Business and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred at the beginning of the period presented nor are they indicative of future results of operations or results that might have been achieved had the acquisition been consummated as of October 1, 2016.

Six Months Ended
(In millions)	March 31, 2017
Revenue	$383.7
Operating earnings	$42.8
Net earnings	$22.1
Net earnings per share, basic	$0.59
Net earnings per share, diluted	$0.58
5. RELATED-PARTY TRANSACTIONS
Transactions with Varian Medical Systems, Inc.
During the three months ended March 30, 2018 and March 31, 2017, the Company recorded sales to Varian of $6.7 million and $6.0 million, respectively, and recorded purchases of products from Varian of $1.1 million and $0.5 million, respectively.
During the six months ended March 30, 2018 and March 31, 2017, the Company recorded sales to Varian of $9.7 million and $11.4 million, respectively, and recorded purchases of products from Varian of $1.5 million and $0.9 million, respectively.
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
Allocated costs included in the accompanying condensed consolidated statements of earnings are as follows:

	Three Months Ended		Six Months Ended
(In millions)	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Selling, general and administrative	$—	$0.5	$—	$12.4
Interest expense, net of interest income	—	—	—	0.5
Equity Method Investment
The Company has a 40% ownership interest in dpiX Holding LLC (“dpiX Holding”), a four-member consortium that has a 100% ownership interest in dpiX LLC (“dpiX”), a supplier of amorphous silicon based thin film transistor arrays for digital flat panel image detectors. In accordance with the dpiX Holding operating agreement, net profits or losses are allocated to the members, in accordance with their ownership interests.
The equity investment in dpiX Holding is accounted for under the equity method of accounting. When the Company recognizes its share of net profits or losses of dpiX Holding, profits or losses in inventory purchased from dpiX are eliminated. During the three months ended March 30, 2018 and March 31, 2017, the Company recorded income on the equity investment in dpiX Holding of $3.8 million and $0.3 million, respectively. During the six months ended March 30, 2018 and March 31, 2017, the Company recorded income on the equity investment in dpiX Holding of $3.1 million and $0.4 million, respectively. Income and loss on the equity investment in dpiX Holding is included in other income (expense), net in the condensed consolidated statements of earnings. The carrying value of the equity investment in dpiX Holding was $48.7 million and $50.0 million at March 30, 2018 and September 29, 2017, respectively, and comprises the majority of the Company's investments in privately-held companies on the condensed consolidated balance sheets of $51.7 million and $52.3 million at March 30, 2018 and September 29, 2017, respectively.
During the three months ended March 30, 2018 and March 31, 2017, the Company purchased glass transistor arrays from dpiX totaling $5.4 million and $3.7 million, respectively. During the six months ended March 30, 2018 and March 31, 2017, the Company purchased glass transistor arrays from dpiX totaling $12.0 million and 12.0 million, respectively. These purchases of glass transistor arrays are included as a component of inventories on the condensed consolidated balance sheets or cost of revenues—product in the condensed consolidated statements of earnings for these fiscal years.
As of March 30, 2018 and September 29, 2017, the Company had accounts payable to dpiX totaling $3.5 million and $3.4 million, respectively.
In October 2013, the Company entered into an amended agreement with dpiX and other parties that, among other things, provides the Company with the right to 50% of dpiX’s total manufacturing capacity produced after January 1, 2014. The amended agreement requires the Company to pay for 50% of the fixed costs (as defined in the amended agreement), as determined at the beginning of each calendar year. In January 2018, the fixed cost commitment was determined and approved by the dpiX board of directors to be $16.3 million for calendar year 2018. As of March 30, 2018, the Company had fixed cost commitments of $12.2 million related to this credit agreement remaining for calendar year 2018. The amended agreement will continue unless the ownership structure of dpiX changes (as defined in the amended agreement).

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
6. CONCENTRATION OF CREDIT RISK

Credit is extended to customers based on an evaluation of the customer’s financial condition, and collateral is not required. During the periods presented, one customer accounted for a significant portion of revenues, which are as follows:

	Three Months Ended		Six Months Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Revenues to Canon (formerly Toshiba Medical Systems)	17.3%	19.3%	19.2%	21.5%

Canon (formerly Toshiba Medical Systems) accounted for 10.8% and 9.0% of the Company’s accounts receivable as of March 30, 2018 and September 29, 2017, respectively.
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
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is deferred as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets and is subsequently reclassified into earnings in the period that the hedged interest expense effects earnings. The ineffective portion of the changes in fair value of derivatives designated as cash flow hedges are recognized directly to earnings and reflected in the accompanying condensed consolidated statements of earnings. No ineffectiveness was reported in earnings for the period ending March 30, 2018.
As of March 30, 2018, the Company had the following outstanding derivatives designated as hedging instruments:

(In millions, except for number of instruments)	Number of Instruments	Notional Value
Interest Rate Swap Contracts	6	$285.0

These contracts have maturities of four years or less.
The following table summarizes the amount of income recognized from derivative instruments for the periods indicated and the line items in the accompanying statements of operations where the results are recorded for cash flow hedges:

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion) Three months ended		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) Three months ended		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion) Three months ended
(In millions)	2018	2017		2018	2017		2018	2017
Interest Rate Swap Contracts	$2.8	$—	Interest expense	$(0.1)	$—	Interest expense	$—	$—

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion) Six months ended		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) Six months ended		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion) Six months ended
(In millions)	2018	2017		2018	2017		2018	2017
Interest Rate Swap Contracts	$4.8	$—	Interest expense	$(0.3)	$—	Interest expense	$—	$—

The Company expects that approximately $1.2 million recorded as a component of accumulated other comprehensive income (loss) will be realized in the statements of earnings over the next 12 months and the amount will vary depending on interest rates.
These derivative instruments are subject to master netting agreements giving effect to rights of offset with each counterparty. The following table summarizes the fair values of derivative instruments as of the periods indicated and the line items in the accompanying consolidated balance sheets where the instruments are recorded:

	Derivative Assets			Derivative Liabilities
(In millions)		March 30, 2018	September 29, 2017		March 30, 2018	September 29, 2017
Derivatives designated as cash flow hedges	Balance sheet location			Balance sheet location
Interest rate swap contracts	Other current assets	$1.2	$—	Other current liabilities	$—	$(0.6)
Interest rate swap contracts	Other non-current assets	4.9	1.6	Other non-current liabilities	—	—
		$6.1	$1.6		$—	$(0.6)
8. FAIR VALUE
Assets/Liabilities Measured at Fair Value on a Recurring Basis
In the tables below, the Company has segregated all assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

(In millions)	Fair Value Measurements at March 30, 2018
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents - Money market funds	$—	$13.3	$—	$13.3
Interest rate swap contracts	—	6.1	—	6.1
Total assets measured at fair value	$—	$19.4	$—	$19.4

Liabilities:
Interest rate swap contracts	$—	$—	$—	$—
As of March 30, 2018, the outstanding borrowings under the Company's credit agreement were $417.1 million, net of deferred loan costs, which approximated its fair value. The fair values of certain of the Company’s financial instruments, including bank deposits included in cash and cash equivalents, accounts receivable and accounts payable, also approximate their fair values due to their short maturities. The Company has elected to use the income approach to value its derivative instruments using standard valuation techniques and Level 2 inputs, such as currency spot rates, forward points and credit default swap spreads. There were no financial assets or liabilities measured on a recurring basis using significant unobservable inputs (Level 3) and there were no transfers in or out of Level 1, 2 or 3 during the three months ended March 30, 2018.

At September 29, 2017, the Company determined the following levels of inputs at fair value for following assets or liabilities:

(In millions)	Fair Value Measurements at September 29, 2017
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents - Money market funds	$—	$11.4	$—	$11.4
Interest rate swap contracts	—	1.6	—	1.6
Total assets measured at fair value	$—	$13.0	$—	$13.0

Liabilities:
Interest rate swap contracts	$—	$0.6	$—	$0.6
9. INVENTORIES, NET
The following table summarizes the Company’s inventories, net:

(In millions)	March 30, 2018	September 29, 2017
Raw materials and parts, net	$148.7	$164.5
Work-in-process, net	33.1	20.3
Finished goods, net	63.5	49.7
Total inventories, net	$245.3	$234.5
10. GOODWILL AND INTANGIBLE ASSETS
The following table reflects goodwill by reportable operating segment:

(In millions)	Medical	Industrial	Total
Balance at September 29, 2017	$146.9	$95.0	$241.9
Settlement of post-close working capital adjustment	0.2	0.1	0.3
Balance at March 30, 2018	$147.1	$95.1	$242.2
There were no impairment charges against goodwill during the three and six months ended March 30, 2018 and March 31, 2017.
The following table reflects the gross carrying amount and accumulated amortization of the Company’s finite-lived intangible assets included in other assets in the condensed consolidated balance sheets:

(In millions)	March 30, 2018	September 29, 2017
Acquired existing technology	$57.0	$57.0
Patents, licenses and other	19.4	19.4
Customer contracts and supplier relationship	42.1	42.1
Accumulated amortization	(39.6)	(31.2)
Total intangible assets with finite lives	78.9	87.3
In-process research and development with indefinite lives	4.0	4.0
Total intangible assets	$82.9	$91.3

Amortization expense for intangible assets was $4.2 million and $1.3 million for the three months ended March 30, 2018 and March 31, 2017, respectively, and $8.4 million and $2.6 million for the six months ended March 30, 2018 and March 31, 2017, respectively.
11. COMMITMENTS AND CONTINGENCIES
Product Warranty
The following table reflects the changes in the Company’s accrued product warranty:

(In millions)	Warranty Allowance
Accrued product warranty, September 29, 2017	$7.0
Charged to cost of revenues	5.9
Product warranty expenditures	(5.1)
Accrued product warranty, March 30, 2018	$7.8
Other Commitments
See Note 5, “Related Party Transactions” for additional information about the Company’s commitments to dpiX.
See Note 13, “Noncontrolling Interests” for additional information about the Company’s commitment to the noncontrolling shareholders of MeVis.
Contingencies
From time to time, the Company is a party to or otherwise involved in legal proceedings, claims and government inspections or investigations and other legal matters, both inside and outside the United States, arising in the ordinary course of its business or otherwise. The Company accrues amounts, to the extent they can be reasonably estimated, that it believes are adequate to address any liabilities related to legal proceedings and other loss contingencies that the Company believes will result in a probable loss (including, among other things, probable settlement value). A loss or a range of loss is disclosed when it is reasonably possible that a material loss will be incurred and can be estimated or when it is reasonably possible that the amount of a loss, when material, will exceed the recorded provision. The Company did not have any contingent liabilities as of March 30, 2018 and September 29, 2017. Legal expenses are expensed as incurred.

Restructuring Charges
In the second quarter of fiscal year 2018, the Company implemented a workforce reduction. The Company incurred $1.7 million in restructuring charges in the second quarter of fiscal year 2018. The restructuring charges were a results of consolidating engineering activities and such charges were primarily comprised of employee severance and the Company expects such charges to be complete in fiscal year 2018 and 2019. The restructuring charges are included in selling, general and administrative expenses in the Condensed Consolidated Statement of Earnings.
12. BORROWINGS

Credit Facility
On January 25, 2017, the Company entered into a revolving credit facility (the "Previous Revolving Credit Facility"), which matured in five years, and a term facility (the "Previous Term Facility"), which was to be repaid over five years, with 7.5% payable in quarterly installments during the first two years, 10% payable in quarterly installments during the third and fourth years and 15% payable in quarterly installments in the fifth year. The credit agreement relating to the Previous Revolving Credit Facility and the Previous Term Facility (the “Previous Credit Agreement”) contained various customary restrictive covenants that limited, among other things, the incurrence of indebtedness by Varex and its subsidiaries, the grant or incurrence of liens by Varex and its subsidiaries, the entry into sale and leaseback transactions by Varex and its subsidiaries, and the entry into certain fundamental change transactions by Varex and its subsidiaries. It also contained customary events of default and certain financial covenants, including the requirement to maintain certain financial ratios. The Previous Credit Agreement was secured by the stock and assets of certain Varex subsidiaries. The

Previous Credit Agreement had several borrowing and interest rate options including the following indices: (i) the LIBOR rate, or (ii) the base rate (equal to the greater of the prime rate, the federal funds rate plus 0.50% or the LIBOR rate for a one-month period plus 1.00%); provided that if the base rate shall be less than zero. Loans under the Previous Credit Agreement bore interest at a rate per annum using the applicable indices plus a varying interest rate margin of between 1.125% and 2.125%. The Previous Credit Agreement also provided for fees applicable to amounts available to be drawn under outstanding letters of credit of 0.125% and a fee on unused commitments which ranges from 0.20% to 0.40%. On January 25, 2017, Varex borrowed $203 million under Previous Term Facility and transferred $200.0 million to Varian.
On May 1, 2017 and in connection with the acquisition of the Acquired Detector Business, Varex entered into a new secured revolving credit facility (the "Revolving Credit Facility") in an aggregate principal amount of up to $200 million with a five-year term, and a secured term facility (the "Term Facility" and together with the Revolving Credit Facility, the "Credit Agreement") in an aggregate principal amount of $400 million. The Term Facility will be repaid over five years, with 5.0% payable in quarterly installments during each of the first two years of the term thereof, 7.5% payable in quarterly installments during the third and fourth years of the term thereof, and 10% payable in quarterly installments in the fifth year of the term thereof, with the remaining amount due at maturity. Varex used the net proceeds from the Term Facility, and the net proceeds from approximately $97 million drawn on the Revolving Credit Facility, to pay the approximately $276 million purchase price for the acquisition of the Acquired Detector Business, plus related credit facility fees, and to repay all of Varex’s obligations under the Previous Credit Agreement.
The Credit Agreement contains various customary restrictive covenants that limits, among other things, the incurrence of indebtedness by Varex and its subsidiaries, the grant or incurrence of liens by Varex and its subsidiaries, the entry into sale and leaseback transactions by Varex and its subsidiaries, and the entry into certain fundamental change transactions by Varex and its subsidiaries. It also contains customary events of default and certain financial covenants, including the requirement to maintain certain financial ratios. The Credit Agreement is secured by the stock and assets of Varex’s material subsidiaries. The Credit Agreement has several borrowing and interest rate options including the following indices: (a) LIBOR rate, or (b) the base rate (equal to the greater of the prime rate, the federal funds rate plus 0.50% or the LIBOR rate for a one-month period plus 1.00%); provided that if the base rate shall be less than zero. Loans under the Credit Agreement bear interest at a rate per annum using the applicable indices plus a varying interest rate margin of between 1.75% and 2.75% (for LIBOR rate loans) and 0.75%-1.75% (for base rate loans). The Credit Agreement also provides for fees applicable to amounts available to be drawn under outstanding letters of credit of 0.125%, and a fee on unused commitments which ranges from 0.25% to 0.40%.

(Dollars in millions)	March 30, 2018	September 29, 2017	$ Change
Current portion of Term Facility	$20.0	$20.0	$—
Revolving Credit Facility	46.0	104.0	(58.0)
Long-Term portion of Term Facility	360.0	370.0	(10.0)
Total debt outstanding, gross	426.0	494.0	(68.0)
Debt issuance costs	(8.9)	(10.1)	1.2
Total debt outstanding, net	$417.1	$483.9	$(66.8)
At March 30, 2018, the Company had approximately $154 million of the Revolving Credit Facility available for borrowings.
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

Changes in redeemable noncontrolling interests relating to MeVis were as follows:

(In millions)	Redeemable Noncontrolling Interests
Balance at beginning of period, September 29, 2017	$11.2
Net earnings attributable to noncontrolling interests	0.3
Other, including foreign currency remeasurement	0.2
Balance at end of period, March 30, 2018	$11.7
At March 30, 2018, noncontrolling shareholders together held approximately 0.5 million shares of MeVis, representing 26.3% of the outstanding shares.
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
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per common share is as follows:

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Net earnings attributable to Varex	$12.2	$15.0	$23.6	$26.1
Weighted average shares outstanding - basic	37.8	37.5	37.8	37.5
Dilutive effect of potential common shares	0.6	0.3	0.5	0.3
Weighted average shares outstanding - diluted	38.4	37.8	38.3	37.8
Net earnings per share attributable to Varex - basic	$0.32	$0.40	$0.62	$0.70
Net earnings per share attributable to Varex - diluted	$0.32	$0.40	$0.62	$0.69
Anti-dilutive employee shared based awards, excluded	0.1	1.0	1.0	1.0

The Company excludes potentially dilutive common shares (consisting of shares underlying stock options, unvested stock awards and purchase rights granted under the employee stock purchase plan) from the computation of diluted weighted average shares outstanding if the inclusion of the shares underlying these stock awards would be anti-dilutive to earnings per share.
15. EMPLOYEE STOCK PLANS
Employee Stock Plans
Prior to the separation and distribution, the Company’s employees, consultants and certain members of the Company's board of directors were eligible to participate in Varian's 2005 Omnibus Stock Plan (the "2005 Plan"). The 2005 Plan provides for the grants of stock options, restricted stock units, performance units and deferred stock units among other types of awards. The expense associated with the Company’s employees who participated in the Third Amended 2005 Plan is included in the accompanying condensed consolidated statements of earnings. Subsequent to the separation and distribution, the Company's employees, consultants and members of the Company's board of directors are eligible to participate in Varex's 2017 Omnibus Stock Plan and only in the case of employees, Varex's 2017 Employee Stock Purchase Plan.
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

The table below summarizes the effect of recording share-based compensation expense and for the option component of the employee stock purchase plan shares:

	Three Months Ended		Six Months Ended
(In millions)	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Cost of revenues	$0.4	$0.1	$0.6	$0.3
Research and development	0.5	0.4	0.8	0.7
Selling, general and administrative	1.7	0.9	3.3	2.6
Total share-based compensation expense	$2.6	$1.4	$4.7	$3.6

Stock Option Activity
The following table summarizes the activity for stock options under Varex’s 2017 Omnibus Stock Plan and 2017 Employee Stock Purchase Plan for the Company’s employees:

	Options Outstanding
(In thousands, except per share amounts and the remaining term)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (1)
Balance at September 29, 2017	1,926	$29.11
Granted	232	37.12
Canceled, expired or forfeited	(2)	30.74
Exercised	(83)	26.42
Balance at March 30, 2018	2,073	$30.11	5.1	$12,058

Exercisable at March 30, 2018	965	$27.99	4.0	$7,519
(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and the closing price of Varex common stock of $35.78 as of March 30, 2018, the last trading date of the Company's first quarter, and which represents the amount that would have been received by the option holders had all option holders exercised their options and sold the shares received upon exercise as of that date.
Restricted Stock Units
The following table summarizes the activity for restricted stock units under Varex’s 2017 Omnibus Stock Plan for the Company’s employees:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at September 29, 2017	525	$29.76
Granted	336	37.11
Vested	(183)	29.35
Canceled or expired	—	—
Balance at March 30, 2018	678	$33.49
16. TAXES ON EARNINGS

	Three Months Ended		Six Months Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Estimated effective tax rate	21.7%	33.0%	(4.8)%	35.6%

The Company recognized income tax expense of $3.4 million and $7.4 million for the three months ended March 30, 2018 and March 31, 2017, respectively, for effective rates of 21.7% and 33.0%, respectively.
The Company recognized an income tax benefit of $(1.1) million and income tax expense of $14.5 million for the six months ended March 30, 2018 and March 31, 2017, respectively, for effective rates of (4.8)% and 35.6%, respectively.
The Company's effective tax rate decreased primarily due to the enactment of the Tax Reform Act in the U.S. during the period. The Tax Reform Act significantly revised the U.S. corporate income tax structure. Among the revisions impacting the Company’s effective tax rate are a lower U.S. corporate statutory rate going from 35% to 21% effective January 1, 2018, a repeal of the deduction for domestic production activities, and changes to the way foreign earnings are taxed. As a September fiscal year filer, the lower corporate income tax rate will be phased in resulting in a U.S. statutory federal rate of 24.5% for the fiscal year ending September 28, 2018. U.S. GAAP requires the impact of tax legislation to be recognized in the period in which the law is enacted. The lower U.S. statutory rate has been included in the estimated annual effective rate used to calculate the year-to-date income tax benefit as of the end of the quarter. The repeal of the deduction for domestic production does not apply to the Company until the fiscal year beginning September 29, 2018, and so has also been included in the calculation of the estimated annual effective rate. Also, as a result of the Tax Reform Act, the Company recorded income tax expense of $3.4 million for the tax on the deemed repatriation of deferred foreign earnings offset by a tax benefit of $9.5 million due to the revaluation of net deferred taxes. The $3.4 million of tax on the deemed repatriation of foreign earnings has been reduced by the utilization of an estimated foreign tax credit carryforward from the prior fiscal year which was previously subject to a full valuation allowance. The anticipated utilization of this deferred tax asset resulted in the release of that valuation allowance and the benefit of approximately $1.9 million has been included in the income tax benefit for the quarter ended March 30, 2018.
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
As a result of the changes to the U.S. taxation of foreign earnings included in the Tax Reform Act, the Company is re-evaluating its previous indefinite reinvestment assertion with respect to these earnings. The preliminary outcome of this evaluation results in the Company revoking its assertion for current and future earnings for all countries while maintaining the assertion that historic earnings are indefinitely reinvested outside the U.S. Due to the level of earnings available for repatriation, the treaty benefits applicable to jurisdictions in which those earnings are located, and the now favorable U.S. tax treatment of repatriated foreign earnings, the amount of deferred tax liability recorded in the current quarter related to the potential repatriation is approximately $0.1 million. This estimated liability is for U.S. State income taxes that may be due if the foreign earnings were actually repatriated in the form of a dividend. As a number of states are still making legislative changes in response to the Tax Reform Act, and under the guidance provided by SAB 118, this estimated amount, as well as the assertion itself, are deemed provisional and subject to change in future periods. These amounts are expected to be finalized no later than the December 22, 2018 due date.
17. SEGMENT INFORMATION
The Company has two reportable operating segments; (i) Medical and (ii) Industrial, which align with how its Chief Executive Officer views and measures the Company's business performance. The Company's Chief Executive Officer is the Chief Operating Decision Maker and allocates resources to and evaluates the financial performance of each operating segment primarily based on revenues and gross margin.

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
The Industrial segment designs, manufactures, sells and services security and inspection products, which include Linatron X-ray accelerators, X-ray tubes, digital detectors, high voltage connectors, image processing software and image detection products for security and inspection purposes, such as cargo screening at ports and borders, airports, and nondestructive examination in a variety of applications. The Company generally sells its Industrial products to OEM customers that incorporate its products into their inspection systems.
Accordingly, the following information is provided for purposes of achieving an understanding of operations, but it may not be indicative of the financial results of the reported segments were they independent organizations. In addition, comparisons of the Company’s operations to similar operations of other companies may not be meaningful.
Information related to the Company’s segments is as follows:

	Three Months Ended		Six Months Ended
(In millions)	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Revenues
Medical	$158.5	$125.7	$297.7	$257.4
Industrial	42.7	29.1	79.7	54.8
Total revenues	201.2	154.8	$377.4	$312.2
Gross margin
Medical	53.5	44.6	$99.9	$91.5
Industrial	16.6	13.0	31.7	24.9
Total gross margin	$70.1	$57.6	$131.6	$116.4
Total operating expenses	52.9	34.1	100.9	74.5
Interest and other income (expenses), net	(1.5)	(1.1)	(7.9)	(1.2)
Earnings before taxes	15.7	22.4	22.8	40.7
Taxes on earnings	3.4	7.4	(1.1)	14.5
Net earnings	12.3	15.0	23.9	26.2
Less: Net earnings attributable to noncontrolling interests	0.1	—	0.3	0.1
Net earnings attributable to Varex	$12.2	$15.0	$23.6	$26.1
The following table summarizes the Company’s total assets by its reportable segments:

(In millions)	March 30, 2018	September 29, 2017
Identifiable assets
Medical	$778.9	$832.1
Industrial	207.0	208.0
Total reportable segments	$985.9	$1,040.1

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
To effect the separation and distribution and provide a framework for its relationship with Varian after the separation, Varex entered into various agreements with Varian. A summary of certain material features of the agreements can be found in the section entitled “Relationships with Varian Following Separation and Distribution” in Varex's Information Statement dated January 20, 2017 (the “Information Statement”), which was included as Exhibit 99.1 to Varex’s Current Report on 8-K filed with the Securities and Exchange Commission on January 20, 2017.
Overview
Varex Imaging Corporation is a leading innovator, designer and manufacturer of X-ray imaging components, which include tubes, digital flat panel detectors and other image processing solutions, which are key components of X-ray imaging systems. With a 65+ year history of successful innovation, Varex’s components are used in medical imaging as well as in industrial and security imaging applications. Global OEM manufacturers of X-ray imaging systems use the company’s X-ray sources, digital detectors, connecting devices and imaging software as components in their systems to detect, diagnose and protect. Varex has approximately 2,000 full-time equivalents employees, located at manufacturing and service center sites in North America, Europe, and Asia. For more information about Varex, visit vareximaging.com.
On May 1, 2017, we acquired the medical imaging business ("Acquired Detector Business") of PerkinElmer, Inc. ("PKI") for $273.3 million. The acquisition consisted of PerkinElmer Medical Holdings, Inc. and Dexela Limited, together with certain assets of PKI and its direct and indirect subsidiaries relating to digital flat panel detectors that serve as components for industrial, medical, dental and veterinary X-ray imaging systems. The Acquired Detector Business included approximately 280 employees with operations in Santa Clara, California as well as operations in Germany, the Netherlands and the United Kingdom.
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
We periodically review our accounting policies, estimates and assumptions and make adjustments when facts and circumstances dictate. Refer to Annual Report on Form 10-K for the fiscal year ended 2017 filed with the SEC on December 13, 2017, our Form 10 filed January 20, 2017 for fiscal years 2016, 2015, and 2014, and Note 3 “Summary of Significant Accounting Policies” of the notes to the condensed consolidated financial statements of this report for further details.
Fiscal Year
Our fiscal year is a 52 or 53-week period ending on the Friday nearest September 30. Fiscal year 2018 is the 52-week period ending September 28, 2018. Fiscal year 2017 was a 52-week period that ended on September 29, 2017. The fiscal quarters ended March 30, 2018 and March 31, 2017 were both 13-week periods.
Discussion of Results of Operations for the Three Months Ended March 30, 2018 Compared to the Three Months Ended March 31, 2017

Revenues

	Three Months Ended
(In millions)	March 30, 2018	March 31, 2017	$ Change	% Change
Medical	$158.5	$125.7	$32.8	26.1%
Industrial	42.7	29.1	13.6	46.7%
Total revenues	$201.2	$154.8	$46.4	30.0%
Medical as a percentage of total revenues	79%	81%
Industrial as a percentage of total revenues	21%	19%
Medical revenues increased by $32.8 million primarily due to an increase in sales related to the addition of the Acquired Detector Business, and from increased sales of X-ray tubes and high voltage cable products. These increases in medical revenues were partially offset by a decrease in sales of digital detectors in the radiographic market.
Industrial revenues increased $13.6 million primarily due to increased sales of digital detectors from the addition of the Acquired Detector Business.

Gross Margin

	Three Months Ended
(In millions)	March 30, 2018	March 31, 2017	$ Change	% Change
Medical	$53.5	$44.6	$8.9	20.0%
Industrial	16.6	13.0	3.6	27.7%
Total gross margin	$70.1	$57.6	$12.5	21.7%
Medical gross margin %	33.8%	35.5%
Industrial gross margin %	38.9%	44.7%
Total gross margin %	34.8%	37.2%
The decrease in total gross margin percentage was primarily due to higher amortization of intangible assets of $1.8 million from the Acquired Detector Business, other indirect product related costs and a product mix shift to lower margin products. The decrease in medical gross margin percentage was primarily due to the reasons stated above, and the decrease in industrial gross margin percentage was primarily due to higher manufacturing costs.
Operating Expenses

	Three Months Ended
(In millions)	March 30, 2018	March 31, 2017	$ Change	% Change
Research and development	$22.0	$14.4	$7.6	52.8%
As a percentage of total revenues	10.9%	9.3%
Selling, general and administrative (1)	$30.9	$19.7	$11.2	56.9%
As a percentage of total revenues	15.4%	12.7%
Operating expenses	$52.9	$34.1	$18.8	55.1%
As a percentage of total revenues	26.3%	22.0%

(1) Selling, general and administrative expenses included $0.5 million of corporate costs allocated to us by Varian in the three months ended March 31, 2017.

 Research and Development
We are committed to investing in the business to support long-term growth and believe long-term research and development expenses of approximately 8% to 10% of annual revenues is the appropriate range that will allow us to continue to innovate and bring new products to market for our global OEM customers. The increase in research and development expenses as a percentage of revenue was due to prototype materials costs for CT X-ray tubes, and increases in connect and control products, and new technology development programs.
Selling, General and Administrative
Selling, general and administrative expenses as a percentage of total revenues increased primarily from $1.7 million of restructuring expense, increased depreciation, increased amortization of intangible assets, increased share-based compensation expense and other productivity initiatives.
Interest and Other Income (Expense), Net
The following table summarizes the Company’s interest and other income (expense), net:

	Three Months Ended
(In millions)	March 30, 2018	March 31, 2017	$ Change
Interest income	$—	$—	$—
Interest expense	(5.6)	(1.0)	(4.6)
Other	4.1	(0.1)	4.2
Interest and other income (expense), net	$(1.5)	$(1.1)	$(0.4)

The increase in interest and other income (expense), net was due to higher interest expense as a result of higher outstanding borrowings under our credit agreement, foreign currency translation losses, partially offset by income from equity method investments.
Discussion of Results of Operations for the Six Months Ended March 30, 2018 Compared to the Six Months Ended March 31, 2017

Revenues

	Six Months Ended
(In millions)	March 30, 2018	March 31, 2017	$ Change	% Change
Medical	$297.7	$257.4	$40.3	15.7%
Industrial	79.7	54.8	24.9	45.4%
Total revenues	$377.4	$312.2	$65.2	20.9%
Medical as a percentage of total revenues	79%	82%
Industrial as a percentage of total revenues	21%	18%
Medical revenues increased by $40.3 million primarily due to an increase in sales of digital detectors with the addition of the Acquired Detector Business. These increases in medical revenues were partially offset by a decrease in sales of digital detectors in the radiographic market.
Industrial revenues increased $24.9 million due to increased sales of digital detectors from the addition of the Acquired Detector Business and high-voltage industrial cables, partially offset by a decrease of industrial X-ray tubes and legacy detectors.
Gross Margin

	Six Months Ended
(In millions)	March 30, 2018	March 31, 2017	$ Change	% Change
Medical	$99.9	$91.5	$8.4	9.2%
Industrial	31.7	24.9	6.8	27.3%
Total gross margin	$131.6	$116.4	$15.2	13.1%
Medical gross margin %	33.6%	35.5%
Industrial gross margin %	39.8%	45.4%
Total gross margin %	34.9%	37.3%
The decrease in total gross margin percentage was primarily due to higher amortization of intangible assets of $3.7 million from the Acquired Detector Business, a product mix shift to lower margin products and other indirect product related costs. The decrease in medical gross margin percentage was primarily due to the reasons stated above and the decrease in industrial gross margin percentage was primarily due to higher manufacturing costs.

Operating Expenses

	Six Months Ended
(In millions)	March 30, 2018	March 31, 2017	$ Change	% Change
Research and development	$41.8	$27.7	$14.1	50.9%
As a percentage of total revenues	11.1%	8.9%
Selling, general and administrative (1)	$59.1	$46.8	$12.3	26.3%
As a percentage of total revenues	15.7%	15.0%
Operating expenses	$100.9	$74.5	$26.4	35.4%
As a percentage of total revenues	26.7%	23.9%

(1) Selling, general and administrative expenses included $12.4 million of corporate costs allocated to us by Varian in the six months ended March 31, 2017.

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
Selling, General and Administrative
Selling, general and administrative expenses as a percentage of total revenues increased as a result of approximately $1.7 million of restructuring expense, increased amortization of intangible assets, increased share-based compensation expense and other productivity initiatives.
Interest and Other Income (Expense), Net
The following table summarizes the Company’s interest and other income (expense), net:

	Six Months Ended
(In millions)	March 30, 2018	March 31, 2017	$ Change
Interest income	$0.1	$0.1	$—
Interest expense	(11.1)	(1.6)	(9.5)
Other	3.1	0.3	2.8
Interest and other income (expense), net	$(7.9)	$(1.2)	$(6.7)
The increase in interest and other income (expense), net was due to higher interest expense as a result of higher outstanding borrowings under our credit agreement and foreign currency translation losses, partially offset by income from equity method investments.
Taxes on Earnings

	Three Months Ended		Six Months Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Estimated effective tax rate	21.7%	33.0%	(4.8)%	35.6%

We recognized income tax expense of $3.4 million and $7.4 million for the three months ended March 30, 2018 and March 31, 2017, respectively, for effective rates of 21.7% and 33.0%, respectively.
We had an income tax benefit of $(1.1) million and income tax expense of $14.5 million for the six months ended March 30, 2018 and March 31, 2017, respectively, for effective rates of (4.8)% and 35.6%, respectively.

Our effective tax rate decreased primarily due to the enactment of the Tax Cuts and Jobs Act (the "Tax Reform Act") in the U.S. during the period. The Tax Reform Act significantly revised the U.S. corporate income tax structure. Among the revisions impacting our effective tax rate are a lower U.S. corporate statutory tax rate going from 35% to 21% effective January 1, 2018, a repeal of the deduction for domestic production activities, and changes to the way foreign earnings are taxed. As a September fiscal year filer, the lower corporate income tax rate will be phased in resulting in an estimated U.S. statutory federal rate of 24.5% for the fiscal year ending September 28, 2018. U.S. GAAP requires the impact of tax legislation to be recognized in the period in which the law is enacted. The lower U.S. statutory rate has been included in the estimated annual effective rate used to calculate the year-to-date income tax benefit as of the end of the quarter. The repeal of the deduction for domestic production does not apply until the fiscal year beginning September 29, 2018 and so has also been included in the calculation of the estimated annual effective rate. Also, as a result of the Tax Reform Act, we recorded income tax expense of $3.4 million for the tax on the deemed repatriation of deferred foreign earnings offset by a tax benefit of $9.5 million due to the revaluation of net deferred taxes. The $3.4 million of tax on the deemed repatriation of foreign earnings has been reduced by the utilization of an estimated foreign tax credit carryforward from the prior fiscal year which was previously subject to a full valuation allowance. The anticipated utilization of this deferred tax asset resulted in the release of that valuation allowance and the benefit of approximately $1.9 million has been included in the income tax benefit for the quarter ended March 30, 2018

The changes included in the Tax Reform Act are broad, complex, and subject to interpretation. In addition, the calculation of the impact of certain provisions is dependent on amounts such as current year earnings and year end balances that, while they can be reasonably estimated, will only become final at the end of future accounting periods. On December 22, 2017, the SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) allowing registrants to consider the estimated impact of the U.S. legislation as “provisional” when it does not have the information necessary to complete the accounting for the change in tax law. In accordance with SAB 118, the tax on the deemed repatriation of foreign earnings of $3.4 million and the benefit of $9.5 million for the revaluation of net deferred taxes represent the Company’s best and reasonable estimates based on interpretation of the U.S. legislation, are considered provisional, and will be finalized in future periods but no later than December 22, 2018. These provisional estimates may be revised as adjustments to tax expense in subsequent periods as actual amounts required to finalize the accounting for these items become final, as other required information becomes available, and as additional guidance is issued by regulatory bodies.

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
As a result of the changes to the U.S. taxation of foreign earnings included in the Tax Reform Act, the Company is re-evaluating its previous indefinite reinvestment assertion with respect to these earnings. The preliminary outcome of this evaluation results in the Company revoking its assertion for current and future earnings for all countries while maintaining the assertion that historic earnings are indefinitely reinvested outside the U.S. Due to the level of earnings available for repatriation, the treaty benefits applicable to jurisdictions in which those earnings are located, and the now favorable U.S. tax treatment of foreign earnings repatriation, the amount of deferred tax liability recorded in the current quarter related to the potential repatriation is approximately $0.1 million. This estimated liability is for U.S. State income taxes that may be due if the foreign earnings were actually repatriated in the form of a dividend. As a number of states are still making legislative changes in response to the Tax Reform Act, and under the guidance provided by SAB 118, this estimated amount, as well as the assertion itself, are deemed provisional and subject to change in future periods. These amounts are expected to be finalized no later than the December 22, 2018 due date.
Backlog
Backlog is the accumulation of all orders for which revenues have not been recognized and are still considered valid. Backlog also includes a small portion of billed service contracts that are included in deferred revenue. Our total backlog at March 30, 2018 was $187.9 million, a decrease of 24.4% from $248.4 million at September 29, 2017, which was primarily due to several of our customers providing quarterly orders rather than annual orders.
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
Cash and Cash Equivalents
The following table summarizes our cash and cash equivalents:

(In millions)	March 30, 2018	September 29, 2017	$ Change
Cash and cash equivalents	$55.4	$83.3	$(27.9)
Borrowings
The following table summarizes the changes in our debt outstanding:

(Dollars in millions)	March 30, 2018	September 29, 2017	$ Change
Current portion of Term Facility	$20.0	$20.0	$—
Revolving Credit Facility	46.0	104.0	(58.0)
Long-Term portion of Term Facility	360.0	370.0	(10.0)
Total debt outstanding, gross	426.0	494.0	(68.0)
Debt issuance costs	(8.9)	(10.1)	1.2
Total debt outstanding, net	$417.1	$483.9	$(66.8)
Cash Flows

	Six Months Ended
(In millions)	March 30, 2018	March 31, 2017
Net cash flow provided by (used in):
Operating activities	$45.5	$33.0
Investing activities	(6.9)	(6.7)
Financing activities	(66.7)	16.1
Effects of exchange rate changes on cash and cash equivalents	0.2	0.7
Net increase in cash and cash equivalents	$(27.9)	$43.1

Net Cash Provided by Operating Activities. Cash from operating activities consists primarily of net earnings adjusted for certain non-cash items, including share-based compensation, depreciation, amortization of intangible assets, deferred income taxes, income from equity investments and the effect of changes in operating assets and liabilities.

For the six months ended March 30, 2018, as compared to the six months ended March 31, 2017, cash provided by operating activities were as follows:

•	Net earnings of $23.9 million vs $26.2 million

•	Non-cash adjustments to net earnings of $10.5 million vs $21.8 million

•	Operating assets and liabilities activity:

◦
Accounts receivable decreased $34.4 million vs $0.3 million. The fourth quarter of fiscal year 2017 had a higher level of sales and resulted in increased collections of accounts receivable in six months ended March 30, 2018.

◦	Inventories increased $11.0 million vs $15.2 million. Increases in inventories in the first half of each fiscal year is normal as we begin to right-size our inventories for the upcoming quarters.

◦
Other items increased $12.3 million vs decreases of $0.1 million. These items include changes in prepaid expenses, accounts payable, accrued liabilities, deferred revenues, which fluctuate due to timing of expenses and payments.

Net Cash Used in Investing Activities. Net cash used in investing activities was $6.9 million and $6.7 million for the six months ended March 30, 2018 and the six months ended March 31, 2017, respectively, and related to capital expenditures for property plant and equipment for both periods.
Net Cash Provided by (Used in) Financing Activities. Financing activities for the six months ended March 30, 2018 consisted of borrowings under our credit agreement of $10.0 million, repayments of borrowings of $78.0 million, proceeds from stock option exercises of $2.2 million, and proceeds from shares issued under employee stock purchase plan. Financing activities for the six months ended March 31, 2017 consisted of transfers from Varian of $14.5 million, cash distributions to Varian of $200.0 million, borrowings under credit agreements of $206.0 million, and repayments of borrowings of $3.8 million.
Days Sales Outstanding
Trade accounts receivable days sales outstanding (“DSO”) was 58 days at March 30, 2018 and 66 days September 29, 2017. Our accounts receivable and DSO are impacted by a number of factors, primarily including the timing of product shipments, collections performance, payment terms, the mix of revenues from different regions and the effects of economic instability.
Contractual Obligations
In October 2013, we entered into an amended agreement with dpiX and other parties that, among other things, provides us with the right to 50% of dpiX’s total manufacturing capacity produced after January 1, 2014. The amended agreement requires us to pay for 50% of the fixed costs (as defined in the amended agreement), as determined at the beginning of each calendar year. In January 2018, the fixed cost commitment was determined and approved by the dpiX board of directors to be $16.3 million for calendar year 2018. As of March 30, 2018, we had fixed cost commitments of $12.2 million related to this credit agreement remaining for calendar year 2018. The amended agreement will continue unless the ownership structure of dpiX changes (as defined in the amended agreement).
In October 2015, we committed to grant the noncontrolling shareholders of MeVis: (1) an annual recurring net compensation of €0.95 per MeVis share; and, (2) a put right for their MeVis shares at €19.77 per MeVis share. As of March 30, 2018, noncontrolling shareholders together held approximately 0.5 million shares of MeVis, representing 26.3% of the outstanding shares. See Note 13, "Redeemable Noncontrolling Interests" of the notes to the condensed consolidated financial statements for more information.
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
Off-Balance Sheet Arrangements
In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification of business partners and customers for losses suffered or incurred for property damages, death and injury and for patent, copyright or any other intellectual property infringement claims by any third parties with respect to our products. The terms of these indemnification arrangements are generally perpetual. Except for losses related to property damages, the maximum potential amount of future payments we could be required to make under these arrangements is unlimited. As of March 30, 2018, we have not incurred any material costs to defend lawsuits or settle claims related to these indemnification arrangements. As a result, we believe the estimated fair value of these arrangements is minimal.
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
Interest Rate Risk
At March 30, 2018, we had borrowings of $417.1 million. Borrowings under our credit facilities bear interest at floating interest rates. As a result, we are exposed to fluctuations in interest rates to the extent of our borrowings under the credit facilities. As part of our overall risk management program, we entered into several interest rate swaps designed as cash flow hedges, to hedge the floating LIBOR components of our interest rate which represented a notional value of $285.0 million of our debt as of March 30, 2018. See Note 7, “Financial Derivatives and Hedging Activities” for further information on hedging activities.
Commodity Price Risk
We are exposed to market risks related to volatility in the prices of raw materials used in our products. The prices of these raw materials fluctuate in response to changes in supply and demand fundamentals and our product margins and level of profitability tend to fluctuate with changes in these raw materials prices. We try to protect against such volatility through various business strategies. During the six months ended March 30, 2018, we did not have any commodity derivative instruments in place to manage our exposure to price changes.
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

Item 1A. Risk Factors
We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business. For a detailed discussion of the risks that affect our business, please refer to the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended September 29, 2017 filed with the SEC on December 13, 2017, and the additional risk factor noted in our Quarterly Report on Form 10-Q for the quarter ended December 29, 2017 filed with the SEC on February 6, 2018. In addition, the following risk factor should be considered in conjunction with those risk factors previously reported.
Possible new tariffs could have a material adverse effect on our business.
The United States has recently announced the implementation of new tariffs on imported steel and aluminum, and is also considering tariffs on additional items. These additional tariffs could include items imported by us from China or other countries. In addition, China has announced a plan to impose tariffs on a wide range of American products in retaliation for these new American tariffs. There is a concern that the imposition of additional tariffs by the United States, could result in the adoption of additional tariffs by China and other countries as well. Any resulting trade war could negatively impact the global market for imaging equipment and could have a significant adverse effect on our business. While it is too early to predict how the recently enacted tariffs on imported aluminum and steel will impact our business, the imposition of tariffs on items imported by us from China or other countries could increase our costs and could result in lowering our gross margin on products sold. Conversely, if China were to impose tariffs on items that we export to China, then our costs could increase and could have a material adverse effect on our business and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

(a) Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit No.	Description
10.1*†	Form of Grant Agreement for Deferred Stock Units under the 2017 Omnibus Stock Plan

31.1*	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act

31.2*	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act

32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Management contract or compensatory agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VAREX IMAGING CORPORATION

Date:	May 8, 2018	By:	/s/ CLARENCE R. VERHOEF
Clarence R. Verhoef
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)