Form 10-Q
period 2018-06-29
Varex Imaging Corp
filed 2018-08-09
CIK 1681622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2018
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
☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of July 31, 2018, there were 38,011,954 shares of the registrant’s common stock outstanding.

VAREX IMAGING CORPORATION
FORM 10-Q for the Quarter Ended June 29, 2018

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Revenues	$191.2	$170.1	$568.6	$482.4
Cost of revenues	128.2	110.6	373.9	306.6
Gross margin	63.0	59.5	194.7	175.8
Operating expenses:
Research and development	20.5	17.7	62.3	45.4
Selling, general and administrative	35.2	26.3	94.3	73.3
Total operating expenses	55.7	44.0	156.6	118.7
Operating earnings	7.3	15.5	38.1	57.1
Interest income	—	0.1	0.1	0.2
Interest expense	(5.4)	(4.2)	(16.5)	(5.8)
Other income (expense), net	0.7	4.4	3.8	5.1
Interest and other income (expense), net	(4.7)	0.3	(12.6)	(0.5)
Earnings before taxes	2.6	15.8	25.5	56.6
Income tax provision (benefit) on earnings	(1.3)	5.1	(2.4)	19.6
Net earnings	3.9	10.7	27.9	37.0
Less: Net earnings attributable to noncontrolling interests	0.1	0.1	0.4	0.2
Net earnings attributable to Varex	$3.8	$10.6	$27.5	$36.8
Net earnings per common share attributable to Varex
Basic	$0.10	$0.28	$0.73	$0.98
Diluted	$0.10	$0.28	$0.72	$0.97
Weighted average common shares outstanding
Basic	37.9	37.6	37.8	37.5
Diluted	38.4	38.0	38.3	37.9

See accompanying notes to the condensed consolidated financial statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions)	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Net earnings	$3.9	$10.7	$27.9	$37.0
Other comprehensive earnings, net of tax:
Unrealized gain on interest rate swap contracts, net of tax expense of $0.3 and $0.2 during the three months ended June 29, 2018 and $1.5 and $0.2 during the nine months ended June 30, 2017, respectively	0.7	0.4	4.8	0.4
Other comprehensive earnings, net of tax	0.7	0.4	4.8	0.4
Comprehensive earnings	4.6	11.1	32.7	37.4
Less: Comprehensive earnings attributable to noncontrolling interests	0.1	0.1	0.4	0.2
Comprehensive earnings attributable to Varex	$4.5	$11.0	$32.3	$37.2

 See accompanying notes to the condensed consolidated financial statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share amounts)	June 29, 2018	September 29, 2017
Assets
Current assets:
Cash and cash equivalents	$52.8	$83.3
Accounts receivable, net	131.7	163.6
Inventories, net	244.0	234.5
Prepaid expenses and other current assets	15.5	13.9
Total current assets	444.0	495.3
Property, plant and equipment, net	146.1	148.3
Goodwill	242.2	241.9
Intangibles assets	75.9	91.3
Investments in privately-held companies	52.6	52.3
Other assets	16.0	11.0
Total assets	$976.8	$1,040.1
Liabilities, Redeemable Noncontrolling Interests and Equity
Current liabilities:
Accounts payable	$54.9	$58.9
Accrued liabilities	52.7	62.4
Current maturities of long-term debt	22.5	20.0
Deferred revenues	10.6	10.5
Total current liabilities	140.7	151.8
Long-term debt	377.1	463.9
Deferred tax liabilities	16.9	29.5
Other long-term liabilities	7.8	4.7
Total liabilities	542.5	649.9
Commitments and contingencies
Redeemable noncontrolling interests	11.1	11.2
Stockholders' equity:
Preferred stock, $.01 par value: 20,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value:
Authorized shares - 150,000,000
Issued shares - 38,006,792 and 37,633,747
Outstanding shares - 38,006,792 and 37,633,747	0.4	0.4
Additional paid-in capital	354.7	342.7
Accumulated other comprehensive income	5.5	0.8
Retained earnings	62.6	35.1
Total stockholders' equity	423.2	379.0
Total liabilities, redeemable noncontrolling interests and Varex stockholders' equity	$976.8	$1,040.1

See accompanying notes to the condensed consolidated financial statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(In millions)	June 29, 2018	June 30, 2017
Cash flows from operating activities:
Net earnings	$27.9	$37.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Share-based compensation expense	7.5	6.1
Depreciation	16.0	10.6
Amortization of intangible assets	12.5	6.2
Deferred taxes	(14.0)	7.8
Income from equity method investments	(3.2)	(3.0)
Amortization of deferred loan costs	1.7	0.6
Impairment of intangible assets	3.0	—
Other, net	(0.6)	0.6
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	32.5	7.2
Inventories	(9.7)	(24.1)
Prepaid expenses and other assets	2.8	(7.4)
Accounts payable	(2.7)	10.7
Accrued operating liabilities and other long-term operating liabilities	(7.0)	9.5
Deferred revenues	0.1	(2.0)
Net cash provided by operating activities	66.8	59.8
Cash flows from investing activities:
Purchases of property, plant and equipment	(15.3)	(7.6)
Acquisitions of businesses, net of cash acquired	—	(276.0)
Net cash used in investing activities	(15.3)	(283.6)
Cash flows from financing activities:
Net transfers from parent	—	3.3
Distribution to Varian Medical Systems, Inc.	—	(227.1)
Taxes related to net share settlement of equity awards	(2.3)	(1.9)
Borrowings under credit agreements	10.0	744.0
Repayments of borrowing under credit agreements	(96.0)	(234.0)
Proceeds from exercise of stock options	3.5	2.8
Proceeds from shares issued under employee stock purchase plan	3.3	—
Payment of debt issuance costs	—	(11.9)
Other financing activities	—	0.7
Net cash (used in) provided by financing activities	(81.5)	275.9
Effects of exchange rate changes on cash and cash equivalents	(0.5)	0.7
Net (decrease) increase in cash and cash equivalents	(30.5)	52.8
Cash and cash equivalents at beginning of period	83.3	36.5
Cash and cash equivalents at end of period	$52.8	$89.3
Supplemental cash flow information:
Cash paid for interest	$14.6	$4.4
Cash paid for income tax	12.6	2.6
Supplemental non-cash activities:
Purchases of property, plant and equipment financed through accounts payable	$2.5	$1.4
Transfers of property, plant and equipment from Varian Medical Systems, Inc.	—	13.8
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
The condensed consolidated financial statements include the accounts of the Company and certain other assets and liabilities that were historically held at the Varian corporate level but are specifically identifiable and attributable to the Company. Prior to the separation and distribution, the condensed consolidated financial statements included allocations of certain Varian corporate expenses, including costs of information technology, human resources, accounting, legal, facilities, insurance, treasury and other corporate and infrastructure services. In addition, allocated costs included research and development expenses from Varian’s scientific research facility. Prior to the separation and distribution, these costs were allocated to the Company on the basis of direct usage when identifiable or other systematic measures that reflect utilization of services provided to or benefits received by the Company. The Company considers the expense allocation methodology and results to be reasonable for all periods presented.
These condensed consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the consolidated financial statements for the fiscal years ended 2017, 2016 and 2015 included in the Company’s Form 10-K, which was filed with the SEC on December 13, 2017.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Segment Reporting
The Company has two reportable operating segments; (i) Medical and (ii) Industrial, which align with how its Chief Executive Officer, who has been identified as the Company's Chief Operating Decision Maker, views and measures the Company’s business performance. See Note 17, “Segment Information” for further information on the Company’s segments.
Fiscal Year
The fiscal years of the Company as reported are the 52 or 53-week period ending on the Friday nearest September 30. Fiscal year 2018 is the 52-week period ending September 28, 2018. Fiscal year 2017 was the 52-week period that ended on September 29, 2017. The third fiscal quarter of 2018 ended on June 29, 2018. The third fiscal quarter of 2017 ended on June 30, 2017.
Variable Interest Entities
For entities in which the Company has variable interests, the Company focuses on identifying which entity has the power to direct the activities that most significantly impact the variable interest entity’s economic performance and which enterprise has the obligation to absorb losses or the right to receive benefits from the variable interest entity. If the Company is the primary beneficiary of a variable interest entity, the assets, liabilities and results of operations of the variable interest entity will be included in the Company’s condensed consolidated financial statements. During the three months ended June 29, 2018, the Company had two variable interest entities, one of which is consolidated, because it was determined that the Company was the primary beneficiary for those entities. As of June 29, 2018, total assets and liabilities for consolidated variable interest entities was $4.7 million and $2.9 million, respectively.
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
During the three months ended June 29, 2018, the Company recognized $3.0 million of impairments of long-lived assets related to the discontinuation of the amorphous silicon glass fabrication at the Company's Santa Clara facility and moving of the sourcing of this product to an outside supplier, dpiX LLC (See Note 5). No Goodwill impairment charges were recognized for any of the prior periods presented.
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
Share-Based Compensation Expense
The Company has an equity-based incentive plan that provides for the grant of nonqualified stock options, restricted stock units and certain other types of stock awards to officers and other employees and the grant of nonqualified stock options and deferred stock units to non-employee members of the Company's board of directors. The Company also permits employees to purchase shares under the Varex employee stock purchase plan. Prior to the separation and distribution, the Company’s employees historically participated in Varian’s equity-based incentive plans. Share-based compensation expense through the date of separation and distribution included allocations to the Company based on the awards and terms previously granted to its employees as well as an allocation of Varian’s corporate and shared functional employee expenses.
The Company values stock options granted under the equity-based incentive plan and the option component of the shares purchased under the employee stock purchase plan using the Black-Scholes option-pricing model. Share-based compensation expense for restricted stock units and deferred stock units is measured using the fair value of the Company’s stock on the date of grant and is amortized over the award’s respective service period. The Black-Scholes option-pricing model requires the input of certain assumptions, and changes in the assumptions can materially affect the fair value estimates of share-based payment awards.
The Company measures and recognizes expense for all share-based payment awards based on their fair values. Share-based compensation expense recognized in the condensed consolidated statements of earnings includes compensation expense for the share-based payment awards based on the grant date fair value estimated in accordance with the guidance on share-based compensation. The share-based compensation expense that is recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. The Company attributes the value of share-based compensation to expense using the straight-line method. The Company considers only the direct tax impacts of share-based compensation awards when calculating the amount of tax windfalls or shortfalls.
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

The Company is subject to taxes on earnings in both the United States and numerous foreign jurisdictions. Foreign earnings are generally taxed at rates that differ from the United States rates, earnings in certain foreign jurisdictions are currently subject to tax in the United States, and the benefit of losses generated in some other foreign jurisdictions is reduced due to full valuation allowance positions in those jurisdictions. The Company's effective tax rate is impacted by these factors as well as existing laws in both the United States and in the respective countries in which foreign subsidiaries do business. In addition, a change in the mix of earnings and losses among the various jurisdictions could increase or decrease the Company's effective tax rate.
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
In May 2014, the FASB issued ASU 2014-09, a new revenue standard, which sets forth a single, comprehensive revenue recognition model for all contracts with customers to improve comparability. The new standard requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB amended the principal-versus-agent implementation guidance and illustrations in the new standard. In April 2016, the FASB amended the guidance on identifying performance obligations and the implementation guidance on licensing in the new standard. In May 2016, the FASB amended the guidance on collectability, noncash consideration, presentation of sales tax and transition in the new standard. The new standard will be effective for the Company beginning in its first quarter of fiscal year 2019, with early adoption permitted. The new standard can be applied either retrospectively to each prior reporting period presented (i.e., full retrospective adoption) or with the cumulative effect of initially applying the update recognized at the date of the initial application (i.e., modified retrospective adoption) along with additional disclosures. The Company currently expects to apply the modified retrospective adoption and is evaluating the impact of adopting this standard on its consolidated financial statements.
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

Unaudited Pro Forma Information
The unaudited pro-forma amounts presented below for the nine months ended June 30, 2017 is presented for informational purposes only. In addition to the Company's results for the periods presented, the amounts below also include effects of the Acquired Detector Business as if it had been consummated on October 1, 2016. Audited results for the Acquired Detector Business for the fiscal years ended 2016 and 2015, are noted in the Company’s Form 8-K/A filed with the SEC on July 7, 2017. These unaudited pro-forma results include effects that are directly attributable to the acquisition which include the amortization of intangible assets, interest expense, and other adjustments, including estimated tax effects. The unaudited pro-forma results do not reflect any operating efficiencies or potential cost savings which may result from the consolidation of the Acquired Detector Business and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred at the beginning of the period presented nor are they indicative of future results of operations or results that might have been achieved had the acquisition been consummated as of October 1, 2016.

Nine Months Ended
(In millions)	June 30, 2017
Revenue	$562.1
Operating earnings	$64.2
Net earnings	$35.9
Net earnings per share, basic	$0.96
Net earnings per share, diluted	$0.95
5. RELATED-PARTY TRANSACTIONS
Transactions with Varian Medical Systems, Inc.
During the three months ended June 29, 2018 and June 30, 2017, the Company recorded sales to Varian of $6.9 million and $6.4 million, respectively, and recorded purchases of products from Varian of $1.0 million and $0.5 million, respectively.
During the nine months ended June 29, 2018 and June 30, 2017, the Company recorded sales to Varian of $12.8 million and $19.2 million, respectively, and recorded purchases of products from Varian of $2.5 million and $1.4 million, respectively.
Allocated Costs
Prior to the separation and distribution on January 28, 2017, the condensed consolidated financial statements included allocations of corporate expenses from Varian to the Company. These allocated expenses included costs of information technology, human resources, accounting, legal, facilities, insurance, treasury and other corporate and infrastructure services. These costs were allocated to the Company on the basis of direct usage when identifiable or other systematic measures that reflect utilization of services provided to or benefits received by the Company.
Allocated costs included in the accompanying condensed consolidated statements of earnings are as follows:

	Three Months Ended		Nine Months Ended
(In millions)	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Selling, general and administrative	$—	$—	$—	$12.4
Interest expense, net of interest income	—	—	—	0.5
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
The equity investment in dpiX Holding is accounted for under the equity method of accounting. When the Company recognizes its share of net profits or losses of dpiX Holding, profits or losses in inventory purchased from dpiX are eliminated. During the three months ended June 29, 2018 and June 30, 2017, the Company recorded income on the equity investment in dpiX Holding of $0.9 million and $2.3 million, respectively. During the nine months ended June 29, 2018 and June 30, 2017, the Company recorded income on the equity investment in dpiX Holding of $3.9 million and $2.9 million, respectively. Income and loss on the equity investment in dpiX Holding is included in other income (expense), net in the condensed consolidated statements of earnings. The carrying value of the equity investment in dpiX Holding was $49.6 million and $50.0 million at June 29, 2018 and September 29, 2017, respectively, and comprises the majority of the Company's investments in privately-held companies on the condensed consolidated balance sheets of $52.6 million and $52.3 million at June 29, 2018 and September 29, 2017, respectively.
During the three months ended June 29, 2018 and June 30, 2017, the Company purchased glass transistor arrays from dpiX totaling $5.6 million and $5.3 million, respectively. During the nine months ended June 29, 2018 and June 30, 2017, the Company purchased glass transistor arrays from dpiX totaling $17.6 million and $10.9 million, respectively. These purchases of glass transistor arrays are included as a component of inventories on the condensed consolidated balance sheets or cost of revenues—product in the condensed consolidated statements of earnings for these fiscal years.

As of June 29, 2018 and September 29, 2017, the Company had accounts payable to dpiX totaling $3.9 million and $3.4 million, respectively.
In October 2013, the Company entered into an amended agreement with dpiX and other parties that, among other things, provides the Company with the right to 50% of dpiX’s total manufacturing capacity produced after January 1, 2014. The amended agreement requires the Company to pay for 50% of the fixed costs (as defined in the amended agreement), as determined at the beginning of each calendar year. In January 2018, the fixed cost commitment was determined and approved by the dpiX board of directors to be $16.3 million for calendar year 2018. As of June 29, 2018, the Company had fixed cost commitments of $8.2 million related to this credit agreement remaining for calendar year 2018. The amended agreement will continue unless the ownership structure of dpiX changes (as defined in the amended agreement).

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
6. CONCENTRATION OF CREDIT RISK

Credit is extended to customers based on an evaluation of the customer’s financial condition, and collateral is not required. During the periods presented, one customer accounted for a significant portion of revenues, which are as follows:

	Three Months Ended		Nine Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Revenues to Canon (formerly Toshiba Medical Systems)	16.2%	18.8%	18.6%	20.5%

Canon (formerly Toshiba Medical Systems) accounted for 10.3% and 9.0% of the Company’s accounts receivable as of June 29, 2018 and September 29, 2017, respectively.
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

Derivatives Designated as Hedging Instruments - Cash Flow Hedges
The Company uses interest rate swap contracts as cash flow hedges to manage its exposure to fluctuations in LIBOR interest rates. Interest rate swap contracts that hedge variable rate debt effectively fix the LIBOR component of their interest rates for a specific period of time.
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is deferred as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets and is subsequently reclassified into earnings in the period that the hedged interest expense effects earnings. The ineffective portion of the changes in fair value of derivatives designated as cash flow hedges are recognized directly to earnings and reflected in the accompanying condensed consolidated statements of earnings. No ineffectiveness was reported in earnings for the period ending June 29, 2018.
As of June 29, 2018, the Company had the following outstanding derivatives designated as hedging instruments:

(In millions, except for number of instruments)	Number of Instruments	Notional Value
Interest Rate Swap Contracts	6	$281.3

These contracts have maturities of four years or less.
The following table summarizes the amount of income recognized from derivative instruments for the periods indicated and the line items in the accompanying statements of operations where the results are recorded for cash flow hedges:

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion) Three months ended		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) Three months ended		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion) Three months ended
(In millions)	2018	2017		2018	2017		2018	2017
Interest Rate Swap Contracts	$1.2	$0.6	Interest expense	$0.2	$—	Interest expense	$—	$—

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion) Six months ended		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) Six months ended		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion) Six months ended
(In millions)	2018	2017		2018	2017		2018	2017
Interest Rate Swap Contracts	$6.1	$0.6	Interest expense	$(0.2)	$—	Interest expense	$—	$—

The Company expects that approximately $1.8 million recorded as a component of accumulated other comprehensive income (loss) will be realized in the statements of earnings over the next 12 months and the amount will vary depending on interest rates.
These derivative instruments are subject to master netting agreements giving effect to rights of offset with each counterparty. The following table summarizes the fair values of derivative instruments as of the periods indicated and the line items in the accompanying consolidated balance sheets where the instruments are recorded:

	Derivative Assets			Derivative Liabilities
(In millions)		June 29, 2018	September 29, 2017		June 29, 2018	September 29, 2017
Derivatives designated as cash flow hedges	Balance sheet location			Balance sheet location
Interest rate swap contracts	Other current assets	$1.8	$—	Other current liabilities	$—	$(0.6)
Interest rate swap contracts	Other non-current assets	5.3	1.6	Other non-current liabilities	—	—
		$7.1	$1.6		$—	$(0.6)

8. FAIR VALUE
Assets/Liabilities Measured at Fair Value on a Recurring Basis
In the tables below, the Company has segregated all assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

(In millions)	Fair Value Measurements at June 29, 2018
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents - Money market funds	$—	$14.4	$—	$14.4
Interest rate swap contracts	—	7.1	—	7.1
Total assets measured at fair value	$—	$21.5	$—	$21.5

Liabilities:
Interest rate swap contracts	$—	$—	$—	$—
As of June 29, 2018, the outstanding borrowings under the Company's credit agreement were $399.6 million, net of deferred loan costs, which approximated its fair value. The fair values of certain of the Company’s financial instruments, including bank deposits included in cash and cash equivalents, accounts receivable and accounts payable, also approximate their fair values due to their short maturities. The Company has elected to use the income approach to value its derivative instruments using standard valuation techniques and Level 2 inputs, such as currency spot rates, forward points and credit default swap spreads. There were no financial assets or liabilities measured on a recurring basis using significant unobservable inputs (Level 3) and there were no transfers in or out of Level 1, 2 or 3 during the three months ended June 29, 2018.
At September 29, 2017, the Company determined the following levels of inputs at fair value for the following assets or liabilities:

(In millions)	Fair Value Measurements at September 29, 2017
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents - Money market funds	$—	$11.4	$—	$11.4
Interest rate swap contracts	—	1.6	—	1.6
Total assets measured at fair value	$—	$13.0	$—	$13.0

Liabilities:
Interest rate swap contracts	$—	$0.6	$—	$0.6
9. INVENTORIES, NET
The following table summarizes the Company’s inventories, net:

(In millions)	June 29, 2018	September 29, 2017
Raw materials and parts, net	$150.7	$164.5
Work-in-process, net	31.5	20.3
Finished goods, net	61.8	49.7
Total inventories, net	$244.0	$234.5

10. GOODWILL AND INTANGIBLE ASSETS
The following table reflects goodwill by reportable operating segment:

(In millions)	Medical	Industrial	Total
Balance at September 29, 2017	$146.9	$95.0	$241.9
Settlement of post-close working capital adjustment	0.2	0.1	0.3
Balance at June 29, 2018	$147.1	$95.1	$242.2
There were no impairment charges against goodwill during the three and nine months ended June 29, 2018 and June 30, 2017.
The following table reflects the gross carrying amount and accumulated amortization of the Company’s finite-lived intangible assets included in other assets in the condensed consolidated balance sheets:

(In millions)	June 29, 2018	September 29, 2017
Acquired existing technology	$57.0	$57.0
Patents, licenses and other	19.4	19.4
Customer contracts and supplier relationship	39.1	42.1
Accumulated amortization	(43.6)	(31.2)
Total intangible assets with finite lives	71.9	87.3
In-process research and development with indefinite lives	4.0	4.0
Total intangible assets	$75.9	$91.3
Amortization expense for intangible assets was $4.1 million and $3.4 million for the three months ended June 29, 2018 and June 30, 2017, respectively, and $12.5 million and $6.2 million for the nine months ended June 29, 2018 and June 30, 2017, respectively. In connection with the announcement that the Company would move the production of amorphous silicon glass for digital detectors, which are currently being fabricated in its Santa Clara facility, to the jointly owned dpiX fabrication facility in Colorado, the Company wrote-off approximately $3.0 million of intangible assets in the three months ended June 29, 2018. See Note 18, “Subsequent Events” for additional information about this change in production and related impacts.
11. COMMITMENTS AND CONTINGENCIES
Product Warranty
The following table reflects the changes in the Company’s accrued product warranty:

(In millions)	Warranty Allowance
Accrued product warranty, September 29, 2017	$7.0
Charged to cost of revenues	8.5
Product warranty expenditures	(8.6)
Accrued product warranty, June 29, 2018	$6.9
Other Commitments
See Note 5, “Related Party Transactions” for additional information about the Company’s commitments to dpiX.
See Note 13, “Noncontrolling Interests” for additional information about the Company’s commitment to the noncontrolling shareholders of MeVis.

See Note 18, "Subsequent Events" for additional information about the Company's announcement regarding the movement of the production of amorphous silicon glass for digital detectors from its Santa Clara facility to the jointly owned dpiX fabrication facility in Colorado.
Contingencies
From time to time, the Company is a party to or otherwise involved in legal proceedings, claims and government inspections or investigations and other legal matters, both inside and outside the United States, arising in the ordinary course of its business or otherwise. The Company accrues amounts, to the extent they can be reasonably estimated, that it believes are adequate to address any liabilities related to legal proceedings and other loss contingencies that the Company believes will result in a probable loss (including, among other things, probable settlement value). A loss or a range of loss is disclosed when it is reasonably possible that a material loss will be incurred and can be estimated or when it is reasonably possible that the amount of a loss, when material, will exceed the recorded provision. The Company did not have any contingent liabilities as of June 29, 2018 and September 29, 2017. Legal expenses are expensed as incurred.
12. BORROWINGS

Credit Facility
On January 25, 2017, the Company entered into a revolving credit facility (the "Previous Revolving Credit Facility"), which matured in five years, and a term facility (the "Previous Term Facility"), which was to be repaid over five years, with 7.5% payable in quarterly installments during the first two years, 10% payable in quarterly installments during the third and fourth years and 15% payable in quarterly installments in the fifth year. The credit agreement relating to the Previous Revolving Credit Facility and the Previous Term Facility (the “Previous Credit Agreement”) contained various customary restrictive covenants that limited, among other things, the incurrence of indebtedness by Varex and its subsidiaries, the grant or incurrence of liens by Varex and its subsidiaries, the entry into sale and leaseback transactions by Varex and its subsidiaries, and the entry into certain fundamental change transactions by Varex and its subsidiaries. It also contained customary events of default and certain financial covenants, including the requirement to maintain certain financial ratios. The Previous Credit Agreement was secured by the stock and assets of certain Varex subsidiaries. The Previous Credit Agreement had several borrowing and interest rate options including the following indices: (i) the LIBOR rate, or (ii) the base rate (equal to the greater of the prime rate, the federal funds rate plus 0.50% or the LIBOR rate for a one-month period plus 1.00%); provided that if the base rate shall be less than zero. Loans under the Previous Credit Agreement bore interest at a rate per annum using the applicable indices plus a varying interest rate margin of between 1.125% and 2.125%. The Previous Credit Agreement also provided for fees applicable to amounts available to be drawn under outstanding letters of credit of 0.125% and a fee on unused commitments which ranges from 0.20% to 0.40%. On January 25, 2017, Varex borrowed $203 million under the Previous Term Facility and transferred $200.0 million to Varian.
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

(Dollars in millions)	June 29, 2018	September 29, 2017	$ Change
Current portion of Term Facility	$22.5	$20.0	$2.5
Revolving Credit Facility	33.0	104.0	(71.0)
Long-Term portion of Term Facility	352.5	370.0	(17.5)
Total debt outstanding, gross	408.0	494.0	(86.0)
Debt issuance costs	(8.4)	(10.1)	1.7
Total debt outstanding, net	$399.6	$483.9	$(84.3)
At June 29, 2018, the Company had approximately $167 million of the Revolving Credit Facility available for borrowings.
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

Changes in redeemable noncontrolling interests relating to MeVis were as follows:

(In millions)	Redeemable Noncontrolling Interests
Balance at beginning of period, September 29, 2017	$11.2
Net earnings attributable to noncontrolling interests	0.4
Other, including foreign currency remeasurement	(0.5)
Balance at end of period, June 29, 2018	$11.1
At June 29, 2018, noncontrolling shareholders together held approximately 0.5 million shares of MeVis, representing 26.3% of the outstanding shares.
14. NET EARNINGS PER SHARE
Basic net earnings per common share is computed by dividing the net earnings for the period by the weighted average number of shares of common stock outstanding during the reporting period. Diluted net earnings per common share reflects the effects of potentially dilutive securities, which is computed by dividing net earnings by the sum of the weighted average number of common shares outstanding and dilutive common shares, which consists of shares underlying stock options, unvested stock awards and purchase rights granted under the employee stock purchase plan.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per common share is as follows:

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Net earnings attributable to Varex	$3.8	$10.6	$27.5	$36.8
Weighted average shares outstanding - basic	37.9	37.6	37.8	37.5
Dilutive effect of potential common shares	0.5	0.4	0.5	0.4
Weighted average shares outstanding - diluted	38.4	38	38.3	37.9
Net earnings per share attributable to Varex - basic	$0.10	$0.28	$0.73	$0.98
Net earnings per share attributable to Varex - diluted	$0.10	$0.28	$0.72	$0.97
Anti-dilutive employee shared based awards, excluded	1.1	1.0	1.2	1.0

The Company excludes potentially dilutive common shares (consisting of shares underlying stock options, unvested stock awards and purchase rights granted under the employee stock purchase plan) from the computation of diluted weighted average shares outstanding if the inclusion of the shares underlying these stock awards would be anti-dilutive to earnings per share.
15. EMPLOYEE STOCK PLANS
Employee Stock Plans
Prior to the separation and distribution, the Company’s employees, consultants and certain members of the Company's board of directors were eligible to participate in Varian's 2005 Omnibus Stock Plan (the "2005 Plan"). The 2005 Plan provides for the grants of stock options, restricted stock units, performance units and deferred stock units among other types of awards. The expense associated with the Company’s employees who participated in the 2005 Plan is included in the accompanying condensed consolidated statements of earnings. Subsequent to the separation and distribution, the Company's employees, consultants and members of the Company's board of directors are eligible to participate in Varex's 2017 Omnibus Stock Plan and only in the case of employees, Varex's 2017 Employee Stock Purchase Plan.
Share-Based Compensation Expense
As share-based compensation expense recognized in the condensed consolidated statements of earnings is based on awards ultimately expected to vest. Share-based compensation expense includes expenses related to the Company’s direct employees. Prior to the separation and distribution, Varian also charged the Company for the allocated share-based compensation costs of certain employees of Varian who provided selling, general and administrative services on the Company’s behalf.
The table below summarizes the effect of recording the share-based compensation expense (which includes the option component of the employee stock purchase plan shares):

	Three Months Ended		Nine Months Ended
(In millions)	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Cost of revenues	$0.4	$0.4	$1.0	$0.7
Research and development	0.5	0.4	1.3	1.9
Selling, general and administrative	1.9	1.7	5.2	3.5
Total share-based compensation expense	$2.8	$2.5	$7.5	$6.1

Stock Option Activity
The following table summarizes the activity for stock options under Varex’s 2017 Omnibus Stock Plan and 2017 Employee Stock Purchase Plan for the Company’s employees:

	Options Outstanding
(In thousands, except per share amounts and the remaining term)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (1)
Balance at September 29, 2017	1,926	$29.11
Granted	232	37.12
Canceled, expired or forfeited	(19)	27.78
Exercised	(134)	25.86
Balance at June 29, 2018	2,005	$30.27	4.8	$13,685

Exercisable at June 29, 2018	991	$28.31	4.9	$8,699
(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and the closing price of Varex common stock of $37.09 as of June 29, 2018, the last trading date of the Company's first quarter, and which represents the amount that would have been received by the option holders had all option holders exercised their options and sold the shares received upon exercise as of that date.
Restricted Stock Units
The following table summarizes the activity for restricted stock units under Varex’s 2017 Omnibus Stock Plan for the Company’s employees:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at September 29, 2017	525	$29.76
Granted	343	37.10
Vested	(186)	29.43
Canceled or expired	(31)	32.07
Balance at June 29, 2018	651	$33.58
16. TAXES ON EARNINGS

	Three Months Ended		Nine Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Estimated effective tax rate	(50.0)%	32.3%	(9.4)%	34.6%
The Company recognized an income tax benefit of $1.3 million and an income tax expense of $5.1 million for the three months ended June 29, 2018 and June 30, 2017, respectively, for effective rates of (50.0)% and 32.3%, respectively.
The Company recognized an income tax benefit of $(2.4) million and an income tax expense of $19.6 million for the nine months ended June 29, 2018 and June 30, 2017, respectively, for effective rates of (9.4)% and 34.6%, respectively.
The Company's effective tax rate decreased primarily due to the enactment of the Tax Reform Act in the U.S. during the first quarter of 2018. The Tax Reform Act significantly revised the U.S. corporate income tax structure. Among the revisions impacting the Company’s effective tax rate are a lower U.S. corporate statutory rate going from 35% to 21% effective January 1, 2018, a repeal of the deduction for domestic production activities, and changes to the way foreign earnings are taxed. As a September fiscal year filer, the lower corporate income tax rate will be phased in resulting in a U.S. statutory federal rate of 24.5% for the fiscal year ending September 28, 2018. U.S. GAAP requires the impact of tax legislation to be recognized in the period in which the law is enacted. The lower U.S. statutory rate has been included in the estimated annual effective rate used to calculate the year-to-date income tax benefit as of the end of the quarter. The repeal of the deduction for domestic production does not apply to the Company until the fiscal year beginning September 29, 2018, and so has also been included in the calculation of the estimated annual effective rate.
In the first quarter of 2018 ended December 29, 2017, which was the period in which the Tax Reform Act was enacted, the Company recorded an income tax expense of $3.4 million for the tax on the deemed repatriation of deferred foreign earnings offset by a tax benefit of $9.5 million due to the revaluation of net deferred taxes. The $3.4 million of tax on the deemed repatriation of foreign earnings was reduced by the utilization of an estimated foreign tax credit carryforward from the prior fiscal year which was previously subject to a full valuation allowance. The anticipated utilization of this deferred tax asset resulted in the release of that valuation allowance and the benefit of approximately $1.9 million was included in the income tax benefit for the quarter ended December 29, 2017. While these amounts were recorded as discrete adjustments to tax expense in a prior quarter, they are also included in the income tax benefit for the nine months ended June 29, 2018.
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
As a result of the changes to the U.S. taxation of foreign earnings included in the Tax Reform Act, the Company is re-evaluating its previous indefinite reinvestment assertion with respect to these earnings. The preliminary outcome of this evaluation results in the Company revoking its assertion for current and future earnings for all countries while maintaining the assertion that historic earnings are indefinitely reinvested outside the U.S. Due to the level of earnings available for repatriation, the treaty benefits applicable to jurisdictions in which those earnings are located, and the now favorable U.S. tax treatment of repatriated foreign earnings, the amount of deferred tax liability recorded related to the potential repatriation is approximately $0.1 million. This estimated liability is for U.S. state income taxes that may be due if the foreign earnings were actually repatriated in the form of a dividend. As a number of states are still making legislative changes in response to the Tax Reform Act, and under the guidance provided by SAB 118, this estimated amount, as well as the assertion itself, are deemed provisional and subject to change in future periods. These amounts are expected to be finalized no later than the December 22, 2018 due date.
The Company’s effective tax rate for the period was also impacted by an income tax accounting method change filed during the quarter. The effect of this income tax accounting method change was the acceleration of certain deductions into the tax year ended September 29, 2017 resulting in an additional income tax benefit of approximately $2.1 million. Under ASC 740, Accounting for Income Taxes, this benefit is being recorded as a discrete adjustment in the current period.
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
Information related to the Company’s segments is as follows:

	Three Months Ended		Nine Months Ended
(In millions)	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Revenues
Medical	$143.1	$134.7	$440.8	$392.1
Industrial	48.1	35.4	127.8	90.3
Total revenues	191.2	170.1	$568.6	$482.4
Gross margin
Medical	45.4	45.3	$145.3	$136.9
Industrial	17.6	14.2	49.4	38.9
Total gross margin	$63.0	$59.5	$194.7	$175.8
Total operating expenses	55.7	44.0	156.6	118.7
Interest and other income (expenses), net	(4.7)	0.3	(12.6)	(0.5)
Earnings before taxes	2.6	15.8	25.5	56.6
Taxes on earnings	(1.3)	5.1	(2.4)	19.6
Net earnings	3.9	10.7	27.9	37.0
Less: Net earnings attributable to noncontrolling interests	0.1	0.1	0.4	0.2
Net earnings attributable to Varex	$3.8	$10.6	$27.5	$36.8
The following table summarizes the Company’s total assets by its reportable segments:

(In millions)	June 29, 2018	September 29, 2017
Identifiable assets
Medical	$761.9	$832.1
Industrial	214.9	208.0
Total reportable segments	$976.8	$1,040.1

18. SUBSEQUENT EVENTS

On July 31, 2018 after receiving approval of the Company' Board of Directors, and subsequent to the three months ended June 29, 2018, the Company announced that it would move the production of amorphous silicon glass for digital detectors, which are currently fabricated in its Santa Clara facility, to the jointly owned dpiX fabrication facility in Colorado. This relocation is expected to allow the Company to take advantage of available capacity at a larger fabrication facility and improve production efficiency. Other digital detector manufacturing processes, such as X-ray scintillator production and detector assembly, will remain at the Santa Clara facility. The transfer of the glass fabrication and other integration activities resulted in approximately $6.1 million of charges in the three months ended June 29, 2018. These charges were a combination of intangible asset impairments of $3.0 million, and other inventory and spare-part related write-downs of $3.1 million. The Company expects to incur additional expenses between $13 million to $17 million between the fourth quarter of fiscal year 2018 through fiscal year 2019. These additional expenses include the accelerated depreciation of glass fabrication related equipment, employee related termination expenses and other charges. Cash outflows are primarily limited to employee related termination expenses and equipment sales and disposals. The majority of employee related termination expenses are expected to result in cash outflows in the second quarter of fiscal year 2019 and any cash outflows or inflows for equipment sales and disposals are expected to occur between the second quarter to fourth quarter of fiscal year 2019. During the three months ended June 29, 2018, the Company also incurred approximately $1.0 million of other unrelated restructuring expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results should be read together with our Annual Report on Form 10-K for the fiscal year ended 2017 and our Form 10 filed on January 12, 2017, for the fiscal years ended 2016, 2015 and 2014.
Forward-Looking Statements
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by, and information currently available to the management of Varex Imaging Corporation (“we,” “our,” “us,” the “Company,” “Varex,” or “Varex Imaging”). The outcome of the events described in these forward-looking statements is subject to risks and uncertainties. Actual results and the outcome or timing of certain events may differ significantly from those projected in these forward-looking statements or management’s current expectations due to the factors cited in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the Risk Factors listed under Part II, Item 1A of this Quarterly Report and other factors described from time to time in our other filings with the U.S. Securities and Exchange Commission (the “SEC”), or other reasons. For this purpose, statements concerning: industry or market segment outlook; market acceptance of or transition to new products or technology such as advanced X-ray tube and flat panel products; growth drivers; future orders, revenues, backlog, earnings or other financial results; and any statements using the terms “believe,” “expect,” “anticipate,” “can,” “should,” “would,” “could,” “estimate,” “may,” “intended,” “potential,” and “possible” or similar statements are forward-looking statements that involve risks and uncertainties that could cause our actual results and the outcome and timing of certain events to differ materially from those projected or management’s current expectations. By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.
Separation and Distribution
On January 28, 2017, Varian completed its separation and distribution of Varex. In connection with the distribution, Varex became an independent publicly-traded company and is listed on the NASDAQ Global Select Market under the ticker “VREX” with 37.4 million shares of common shares distributed to Varian shareholders.
To effect the separation and distribution and provide a framework for its relationship with Varian after the separation and distribution, Varex entered into various agreements with Varian. A summary of certain material features of the agreements can be found in the section entitled “Relationships with Varian Following Separation and Distribution” in Varex's Information Statement dated January 20, 2017 (the “Information Statement”), which was included as Exhibit 99.1 to Varex’s Current Report on 8-K filed with the Securities and Exchange Commission on January 20, 2017.

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
On May 1, 2017, we acquired the medical imaging business ("Acquired Detector Business") of PerkinElmer, Inc. ("PKI") for $273.3 million. The acquisition consisted of PerkinElmer Medical Holdings, Inc. and Dexela Limited, together with certain assets of PKI and its direct and indirect subsidiaries relating to digital flat panel detectors that serve as components for industrial, medical, dental and veterinary X-ray imaging systems. The Acquired Detector Business included approximately 280 employees with operations in Santa Clara, California as well as operations in Germany, the Netherlands and the United Kingdom. Since we acquired the Acquired Detector Business, we have continued to integrate the Acquired Detector Business into our operations. In particular, we announced that we will move the production of amorphous silicon glass for digital detectors currently fabricated in it's Santa Clara facility, to the jointly owned dpiX fabrication facility in Colorado. This relocation is expected to allow us to take advantage of available capacity at a larger fabrication facility, improve production efficiency and is estimated to result in approximately $10 million to $13 million in annual cost savings. Other integration efforts include closing our London research and development facility and moving such functions to our headquarters.
Our products are sold in three geographic regions: the Americas, EMEA, and APAC. The Americas includes North America (primarily the United States) and Latin America. EMEA includes Europe, Russia, the Middle East, India and Africa. APAC includes Asia and Australia. Revenues by region are based on the known final destination of products sold.
Our success depends upon our ability to anticipate changes in our markets, the direction of technological innovation and the demands of our customers. Demand for our products can also be impacted by geo-political factors, including tariffs on key imported materials used in manufacturing our products and also increases on other items we export. A significant portion of our customers are outside of the United States, and products in this business are generally priced in U.S. Dollars. Demand for our products can be negatively impacted by the strengthening of the U.S. Dollar, and can cause our products to be priced higher compared to products sold in non-U.S. Dollar currencies. We are continuing to have some customers ask for additional discounts, delay purchasing decisions, or move to in-sourcing supply of such components or migrate to lower cost alternatives. The market for border protection systems has stabilized; however, end customers, particularly in oil-based economies and war zones in which we have a significant customer base, continue to delay tenders, resulting in reduced demand for security products.

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
The digital detector market continues to mature from initial product introductions that were made approximately 10 years ago. For the past few years, we have experienced price erosion for these products, predominantly in the highly-competitive market for radiographic detectors. We anticipate this trend will continue in the foreseeable future.
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
Basis of Presentation
Prior to the separation and distribution, our historical condensed consolidated financial statements were prepared on a stand-alone basis and were derived from Varian’s consolidated financial statements and records as we operated as part of Varian. Following the separation and distribution, the condensed consolidated financial statements reflect our financial position, results of operations, comprehensive earnings and cash flows in conformity with U.S. generally accepted accounting principles (“GAAP”).
For periods prior to the separation and distribution, the condensed consolidated financial statements include allocation of certain Varian corporate expenses including costs of information technology, human resources, accounting, legal, facilities, insurance, treasury and other corporate and infrastructure services. In addition, allocated costs include research and development expenses from Varian’s scientific research facility. These costs were allocated to us on the basis of direct usage when identifiable or other systematic measures reflected utilization of services provided to us or benefits received by us. We consider the expense allocation methodology and results to be reasonable for all periods presented. The condensed consolidated financial statements also include certain assets and liabilities that have historically been held at the Varian corporate level, but which are specifically identifiable and attributable to us.

Our condensed consolidated financial position, results of operations, comprehensive earnings and cash flows prior to the separation and distribution may not be indicative of our results had we been a separate stand-alone entity during the periods presented, nor are the results stated herein indicative of what our financial position, results of operations, comprehensive earnings, and cash flows may be in the future.
Cash and cash equivalents held by Varian were not allocated to us. Cash and cash equivalents included in the condensed consolidated balance sheets primarily reflect cash and cash equivalents from acquired entities that are specifically attributable to us. Varian’s debt has not been allocated to us for any of the periods presented since we not the legal obligor of the debt. Varian’s debt was utilized for corporate activities that benefited all businesses and therefore a portion of the interest expense relating to Varian’s corporate borrowings has been allocated to us for periods prior to the separation and distribution. Interest expense and interest income has been allocated based on our total assets as a percentage of total assets of Varian.
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
Fiscal Year
Our fiscal year is a 52 or 53-week period ending on the Friday nearest September 30. Fiscal year 2018 is the 52-week period ending September 28, 2018. Fiscal year 2017 was a 52-week period that ended on September 29, 2017. The fiscal quarters ended June 29, 2018 and June 30, 2017 were both 13-week periods.
Discussion of Results of Operations for the Three Months Ended June 29, 2018 Compared to the Three Months Ended June 30, 2017

Revenues

	Three Months Ended
(In millions)	June 29, 2018	June 30, 2017	$ Change	% Change
Medical	$143.1	$134.7	$8.4	6.2%
Industrial	48.1	35.4	12.7	35.9%
Total revenues	$191.2	$170.1	$21.1	12.4%
Medical as a percentage of total revenues	75%	79%
Industrial as a percentage of total revenues	25%	21%
Medical revenues increased by $8.4 million primarily due to an increased sales of high-end radiographic digital detectors, X-ray tubes and high voltage cables.
Industrial revenues increased $12.7 million primarily due to increased sales of digital detectors and from increased sales of security and inspection products and services.

Gross Margin

	Three Months Ended
(In millions)	June 29, 2018	June 30, 2017	$ Change	% Change
Medical	$45.4	$45.3	$0.1	0.2%
Industrial	17.6	14.2	3.4	23.9%
Total gross margin	$63.0	$59.5	$3.5	5.9%
Medical gross margin %	31.7%	33.6%
Industrial gross margin %	36.6%	40.1%
Total gross margin %	32.9%	35.0%
The decrease in total gross margin percentage was primarily due to product mix shifts to lower margin products and higher manufacturing costs. The decrease in medical gross margin percentage were primarily due to product mix shifts towards lower margin X-ray tubes and higher unit production costs in our Santa Clara facility. The decrease in industrial gross margins were primarily due to product mix shifts towards lower margin cargo scanning products, price erosion in this same product category, and higher manufacturing related costs.
Operating Expenses

	Three Months Ended
(In millions)	June 29, 2018	June 30, 2017	$ Change	% Change
Research and development	$20.5	$17.7	$2.8	15.8%
As a percentage of total revenues	10.7%	10.4%
Selling, general and administrative	$35.2	$26.3	$8.9	33.8%
As a percentage of total revenues	18.4%	15.5%
Operating expenses	$55.7	$44.0	$11.7	26.6%
As a percentage of total revenues	29.1%	25.9%

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
Selling, General and Administrative
Selling, general and administrative expenses as a percentage of total revenues increased primarily from $7.1 million of restructuring expense related expense related to the transfer of the glass production to our jointly owned manufacturing facility at dpiX, increased depreciation, increased amortization of intangible assets, increased share-based compensation expense and other productivity initiatives.

Interest and Other Income (Expense), Net
The following table summarizes the Company’s interest and other income (expense), net:

	Three Months Ended
(In millions)	June 29, 2018	June 30, 2017	$ Change
Interest income	$—	$0.1	$(0.1)
Interest expense	(5.4)	(4.2)	(1.2)
Other	0.7	4.4	(3.7)
Interest and other income (expense), net	$(4.7)	$0.3	$(5.0)
The increase in interest and other income (expense), net was due to higher interest expense as a result of higher weighted average interest rates and higher weighted average outstanding borrowings under our credit agreement, foreign currency translation losses, partially offset by interest income from equity method investments.
Discussion of Results of Operations for the Nine Months Ended June 29, 2018 Compared to the Nine Months Ended June 30, 2017

Revenues

	Nine Months Ended
(In millions)	June 29, 2018	June 30, 2017	$ Change	% Change
Medical	$440.8	$392.1	$48.7	12.4%
Industrial	127.8	90.3	37.5	41.5%
Total revenues	$568.6	$482.4	$86.2	17.9%
Medical as a percentage of total revenues	78%	81%
Industrial as a percentage of total revenues	22%	19%
Medical revenues increased by $48.7 million primarily due to an increase in sales of high-end radiographic digital detectors with the addition of the Acquired Detector Business, and from increased sales of X-ray tubes and high voltage cables. These increases in medical revenues were partially offset by a decrease in sales of low-end radiographic digital detectors.
Industrial revenues increased $37.5 million due to increased sales of digital detectors from the addition of the Acquired Detector Business, and from increased sales of security and inspection products, high-voltage industrial cables. These increases were partially offset by a decrease of industrial digital detectors.
Gross Margin

	Nine Months Ended
(In millions)	June 29, 2018	June 30, 2017	$ Change	% Change
Medical	$145.3	$136.9	$8.4	6.1%
Industrial	49.4	38.9	10.5	27.0%
Total gross margin	$194.7	$175.8	$18.9	10.8%
Medical gross margin %	33.0%	34.9%
Industrial gross margin %	38.7%	43.1%
Total gross margin %	34.2%	36.4%
The decrease in total gross margin percentage was primarily due to higher amortization of intangible assets of $1.4 million from the Acquired Detector Business, a product mix shift to lower margin products and other indirect product related costs. The decrease in medical gross margin percentage were primarily due to product mix shifts towards lower margin dynamic digital detectors and higher digital detector unit products costs in our Santa Clara facility. The decrease in industrial gross margin percentage were primarily due to product mix shifts towards lower margin cargo scanning products and price erosion in this same product category.
Operating Expenses

	Nine Months Ended
(In millions)	June 29, 2018	June 30, 2017	$ Change	% Change
Research and development	$62.3	$45.4	$16.9	37.2%
As a percentage of total revenues	11.0%	9.4%
Selling, general and administrative (1)	$94.3	$73.3	$21.0	28.6%
As a percentage of total revenues	16.6%	15.2%
Operating expenses	$156.6	$118.7	$37.9	31.9%
As a percentage of total revenues	27.5%	24.6%

(1) Selling, general and administrative expenses included $12.4 million of corporate costs allocated to us by Varian in the nine months ended June 30, 2017.

 Research and Development
The increase in research and development expenses as a percentage of revenue was due to the continued acceleration and development of digital detector projects and prototype materials costs for CT X-ray tubes.
Selling, General and Administrative
Selling, general and administrative expenses as a percentage of total revenues increased as a result of approximately $8.8 million of restructuring expense, increased amortization of intangible assets, increased share-based compensation expense and other productivity initiatives.
Interest and Other Income (Expense), Net
The following table summarizes the Company’s interest and other income (expense), net:

	Nine Months Ended
(In millions)	June 29, 2018	June 30, 2017	$ Change
Interest income	$0.1	$0.2	$(0.1)
Interest expense	(16.5)	(5.8)	(10.7)
Other	3.8	5.1	(1.3)
Interest and other income (expense), net	$(12.6)	$(0.5)	$(12.1)
The increase in interest and other income (expense), net was due to higher interest expense as a result of higher weighted average interest rates and higher weighted average outstanding borrowings under our credit agreement and foreign currency translation losses, partially offset by income from equity method investments.
Taxes on Earnings

	Three Months Ended		Nine Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Estimated effective tax rate	(50.0)%	32.3%	(9.4)%	34.6%

We recognized an income tax benefit of $1.3 million and an income tax expense of $5.1 million for the three months ended June 29, 2018 and June 30, 2017, respectively, for effective rates of (50.0)% and 32.3%, respectively.
We had an income tax benefit of $2.4 million and an income tax expense of $19.6 million for the nine months ended June 29, 2018 and June 30, 2017, respectively, for effective rates of (9.4)% and 34.6%, respectively.

Our effective tax rate decreased primarily due to the enactment of the Tax Cuts and Jobs Act (the "Tax Reform Act") in the U.S. during the first quarter of 2018. The Tax Reform Act significantly revised the U.S. corporate income tax structure. Among the revisions impacting our effective tax rate are a lower U.S. corporate statutory tax rate going from 35% to 21% effective January 1, 2018, a repeal of the deduction for domestic production activities, and changes to the way foreign earnings are taxed. As a September fiscal year filer, the lower corporate income tax rate will be phased in resulting in an estimated U.S. statutory federal rate of 24.5% for the fiscal year ending September 28, 2018. U.S. GAAP requires the impact of tax legislation to be recognized in the period in which the law is enacted. The lower U.S. statutory rate has been included in the estimated annual effective rate used to calculate the year-to-date income tax benefit as of the end of the quarter. The repeal of the deduction for domestic production does not apply until the fiscal year beginning September 29, 2018 and therefore has also been included in the calculation of the estimated annual effective rate.

In the quarter ended December 29, 2017, the period during which the Tax Reform Act was enacted, we recorded an income tax expense of $3.4 million for the tax on the deemed repatriation of deferred foreign earnings offset by a tax benefit of $9.5 million due to the revaluation of net deferred taxes. The $3.4 million of tax on the deemed repatriation of foreign earnings was reduced by the utilization of an estimated foreign tax credit carryforward from the prior fiscal year which was previously subject to a full valuation allowance. The anticipated utilization of this deferred tax asset resulted in the release of that valuation allowance and the benefit of approximately $1.9 million was included in the income tax benefit for the quarter ended December 29, 2017. While these amounts were recorded as discrete adjustments to tax expense in a prior quarter, they are also included in the income tax benefit for the nine months ended June 29, 2018.

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
As a result of the changes to the U.S. taxation of foreign earnings included in the Tax Reform Act, the Company is re-evaluating its previous indefinite reinvestment assertion with respect to these earnings. The preliminary outcome of this evaluation results in the Company revoking its assertion for current and future earnings for all countries while maintaining the assertion that historic earnings are indefinitely reinvested outside the U.S. Due to the level of earnings available for repatriation, the treaty benefits applicable to jurisdictions in which those earnings are located, and the now favorable U.S. tax treatment of foreign earnings repatriation, the amount of deferred tax liability recorded related to the potential repatriation is approximately $0.1 million. This estimated liability is for U.S. state income taxes that may be due if the foreign earnings were actually repatriated in the form of a dividend. As a number of states are still making legislative changes in response to the Tax Reform Act, and under the guidance provided by SAB 118, this estimated amount, as well as the assertion itself, are deemed provisional and subject to change in future periods. These amounts are expected to be finalized no later than the December 22, 2018 due date.

Our effective tax rate for the period was also impacted by an income tax accounting method change filed during the quarter. The effect of this income tax accounting method change was the acceleration of certain deductions into the tax year ended September 29, 2017 resulting in an additional income tax benefit of approximately $2.1 million. Under ASC 740, Accounting for Income Taxes, this benefit is being recorded as a discrete adjustment in the current period.

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
Cash and Cash Equivalents
The following table summarizes our cash and cash equivalents:

(In millions)	June 29, 2018	September 29, 2017	$ Change
Cash and cash equivalents	$52.8	$83.3	$(30.5)
Borrowings
The following table summarizes the changes in our debt outstanding:

(Dollars in millions)	June 29, 2018	September 29, 2017	$ Change
Current portion of Term Facility	$22.5	$20.0	$2.5
Revolving Credit Facility	33.0	104.0	(71.0)
Long-Term portion of Term Facility	352.5	370.0	(17.5)
Total debt outstanding, gross	408.0	494.0	(86.0)
Debt issuance costs	(8.4)	(10.1)	1.7
Total debt outstanding, net	$399.6	$483.9	$(84.3)
Cash Flows

	Nine Months Ended
(In millions)	June 29, 2018	June 30, 2017
Net cash flow provided by (used in):
Operating activities	$66.8	$59.8
Investing activities	(15.3)	(283.6)
Financing activities	(81.5)	275.9
Effects of exchange rate changes on cash and cash equivalents	(0.5)	0.7
Net (decrease) increase in cash and cash equivalents	$(30.5)	$52.8

Net Cash Provided by Operating Activities. Cash from operating activities consists primarily of net earnings adjusted for certain non-cash items, including share-based compensation, depreciation, amortization of intangible assets, deferred income taxes, income from equity investments and the effect of changes in operating assets and liabilities.

For the nine months ended June 29, 2018, as compared to the nine months ended June 30, 2017, cash provided by operating activities were as follows:

•	Net earnings of $27.9 million vs $37.0 million

•	Non-cash adjustments to net earnings of $22.9 million vs $28.9 million

•	Operating assets and liabilities activity:

◦
Accounts receivable decreased $32.5 million vs $7.2 million. The fourth quarter of fiscal year 2017 had a higher level of sales and resulted in increased collections of accounts receivable in nine months ended June 29, 2018.

◦	Inventories increased $9.7 million vs $24.1 million.

◦
Other items increased $6.8 million vs decreases of $10.8 million. These items include changes in prepaid expenses, accounts payable, accrued liabilities, deferred revenues, which fluctuate due to the timing of expenses and payments.

Net Cash Used in Investing Activities. Net cash used in investing activities was $15.3 million and $283.6 million for the nine months ended June 29, 2018 and the nine months ended June 30, 2017, respectively, and related to capital expenditures for property plant and equipment for both periods, and the acquisition of the Acquired Detector Business in the prior year.
Net Cash Provided by (Used in) Financing Activities. Financing activities for the nine months ended June 29, 2018 consisted of borrowings under our credit agreement of $10.0 million, repayments of borrowings of $96.0 million, proceeds from stock option exercises of $3.5 million, and proceeds from shares issued under employee stock purchase plan of $3.3 million. Financing activities for the nine months ended June 30, 2017 consisted of transfers from Varian of $3.3 million, cash distributions to Varian of $227.1 million, borrowings under credit agreements of $744.0 million, repayments of borrowings of $234.0 million and payment of debt issuance costs of $11.9 million.
Days Sales Outstanding
Trade accounts receivable days sales outstanding (“DSO”) was 62 days at June 29, 2018 and 66 days September 29, 2017. Our accounts receivable and DSO are impacted by a number of factors, primarily including the timing of product shipments, collections performance, payment terms, the mix of revenues from different regions and the effects of economic instability.
Contractual Obligations
In October 2013, we entered into an amended agreement with dpiX and other parties that, among other things, provides us with the right to 50% of dpiX’s total manufacturing capacity produced after January 1, 2014. The amended agreement requires us to pay for 50% of the fixed costs (as defined in the amended agreement), as determined at the beginning of each calendar year. In January 2018, the fixed cost commitment was determined and approved by the dpiX board of directors to be $16.3 million for calendar year 2018. As of June 29, 2018, we had fixed cost commitments of $8.2 million related to this credit agreement remaining for calendar year 2018. The amended agreement will continue unless the ownership structure of dpiX changes (as defined in the amended agreement).
In October 2015, we committed to grant the noncontrolling shareholders of MeVis: (1) an annual recurring net compensation of €0.95 per MeVis share; and, (2) a put right for their MeVis shares at €19.77 per MeVis share. As of June 29, 2018, noncontrolling shareholders together held approximately 0.5 million shares of MeVis, representing 26.3% of the outstanding shares. See Note 13, "Redeemable Noncontrolling Interests" of the notes to the condensed consolidated financial statements for more information.
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

Off-Balance Sheet Arrangements
In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification of business partners and customers for losses suffered or incurred for property damages, death and injury and for patent, copyright or any other intellectual property infringement claims by any third parties with respect to our products. The terms of these indemnification arrangements are generally perpetual. Except for losses related to property damages, the maximum potential amount of future payments we could be required to make under these arrangements is unlimited. As of June 29, 2018, we have not incurred any material costs to defend lawsuits or settle claims related to these indemnification arrangements. As a result, we believe the estimated fair value of these arrangements is minimal.
We have indemnification obligations to our directors and officers and certain of our employees that serve as officers or directors of our foreign subsidiaries that may require us to indemnify our directors and officers and those certain employees against liabilities that may arise by reason of their status or service as directors or officers, and to advance their expenses incurred as a result of any legal proceeding against them as to which they could be indemnified. There is no maximum limit on the indemnification that may be required under these obligations. As of June 29, 2018, we have not incurred any material costs related to these indemnification obligations. As a result, we believe the estimated fair value of these obligations is minimal.
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
Interest Rate Risk
At June 29, 2018, we had borrowings of $399.6 million. Borrowings under our credit facilities bear interest at floating interest rates. As a result, we are exposed to fluctuations in interest rates to the extent of our borrowings under the credit facilities. As part of our overall risk management program, we entered into several interest rate swaps designed as cash flow hedges, to hedge the floating LIBOR components of our interest rate which represented a notional value of $281.3 million of our debt as of June 29, 2018. See Note 7, “Financial Derivatives and Hedging Activities” for further information on hedging activities.
Commodity Price Risk
We are exposed to market risks related to volatility in the prices of raw materials used in our products. The prices of these raw materials fluctuate in response to changes in supply and demand fundamentals and our product margins and level of profitability tend to fluctuate with changes in these raw materials prices. We try to protect against such volatility through various business strategies. During the nine months ended June 29, 2018, we did not have any commodity derivative instruments in place to manage our exposure to price changes.
Item 4. Controls and Procedures
Disclosure controls and procedures
Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934), as amended (the “Exchange Act”) required by Rules 13a-15(b) or 15d-15(b) under the Exchange

Act, our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.
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

Item 1A. Risk Factors
We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business. For a detailed discussion of the risks that affect our business, please refer to the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended September 29, 2017 filed with the SEC on December 13, 2017, and the additional risk factor noted in our Quarterly Report on Form 10-Q for the quarters ended December 29, 2017 and March 30, 2018 filed with the SEC on February 6, 2018 and May 8, 2018, respectively. In addition, the following risk factors should be considered in conjunction with those risk factors previously reported.
Changes in import/export regulatory regimes and tariffs could continue to negatively impact our business.
The United States has recently announced the implementation of new tariffs on imported steel, aluminum and other items. The imposition of tariffs on items imported by us from China or other countries could increase our costs and could result in increased prices or lower gross margins on products sold. These tariffs have already had a direct adverse impact on our business and results of operations, and future tariffs could have a more significant impact on our business in the future. In addition, China has announced a plan to impose tariffs on a wide range of products in retaliation for the tariffs imposed by the United States. On August 3, 2018, the Chinese government announced that it intends to impose a tariff of 5% on x-ray tubes imported into China. If this tariff is implemented, then the cost of our products imported into China could increase, which could have a material adverse effect on our business and results of operations. In addition to the announced 5% tariff on x-ray tubes, the Chinese government proposed tariffs ranging from 5% to 25% on a large number of items. While we do not currently believe that additional Varex products will be impacted by these proposed tariff increases, if we determine that any of our products could be impacted, such tariffs could also have material adverse effect on our business and results of operations.

The imposition of additional tariffs by the United States could result in the adoption of additional tariffs by China and other countries, as well as further retaliatory actions by any affected country. Any resulting trade war could negatively impact the global market for imaging equipment and could have a significant adverse effect on our business.

In addition, tariffs and changes in international trade agreements or trade-related laws and regulations may have an indirect adverse impact on our business. As a component manufacturer, our products are integrated into the systems and products of our OEM customers. If the United States, China or other countries levy tariffs, duties or other additional taxes or restrictions on our customer’s products, the demand for our components could decrease, which could have a material adverse effect on our business. Uncertainty over tariffs and trade wars could also cause our customers to delay or cancel orders for our products.

The trading price of Varex’s common stock may decline or fluctuate significantly and fluctuations in Varex’s operating results, including quarterly revenues, and margins, may cause its stock price to be volatile, which could cause losses for its stockholders.

A public market did not exist for Varex common stock prior to the distribution, and since the distribution, Varex's stock price has ranged from a low of $25.00 to a high of $43.76. Varex cannot guarantee that an active trading market will be sustained for its common stock. Nor can Varex predict the prices at which shares of its common stock may trade. Similarly, Varex cannot predict the long-term effect of the distribution on the trading prices of its common stock. Varex has experienced and expects in the future to experience fluctuations in its operating results, including revenues and margins, from period to period.

Varex’s quarterly operating results, including its revenues and margins, may be affected by a number of other factors, including:

•	the introduction and timing of announcement of new products or product enhancements by Varex and its competitors;

•	change in its or its competitors’ pricing or discount levels;

•	changes in foreign currency exchange rates and other economic uncertainty;

•	changes in import/export regulatory regimes including the imposition of tariffs on our products or those of our customers;

•	changes in the relative portion of its revenues represented by its various products, including the relative mix between higher margin and lower-margin products;

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

VAREX IMAGING CORPORATION

Date:	August 8, 2018	By:	/s/ CLARENCE R. VERHOEF
Clarence R. Verhoef
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)