Form 10-K
period 2018-09-28
Varex Imaging Corp
filed 2018-11-27
CIK 1681622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-K
 ____________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended September 28, 2018
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
(801) 972-5000
(Registrant’s telephone number, including area code)
 ____________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.01 per share	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒ No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes   ☒     No   ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☒	Accelerated filer	☐

Non-Accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of March 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of the registrant’s common stock held by non-affiliates of the registrant (based upon the closing sale price of such shares on the NASDAQ Global Select Market on March 30, 2018) was $1,037,187,420. Shares of the registrant’s common stock held by the registrant’s executive officers and directors and by each entity that owned 10% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of November 19, 2018, there were 38,118,697 shares of the registrant’s common stock outstanding.
Documents Incorporated by Reference

Portions of registrant’s proxy statement relating to registrant’s 2019 annual meeting of stockholders have been incorporated by reference in Part III of this annual report on Form 10-K.

VAREX IMAGING CORPORATION

Forward-Looking Statements
This Annual Report on Form 10-K (this “Annual Report”), including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by, and information currently available to the management of Varex Imaging Corporation (“we,” “our,” “us,” the “Company,” “Varex,” or “Varex Imaging”). The outcome of the events described in these forward-looking statements is subject to risks and uncertainties. Actual results and the outcome or timing of certain events described in these forward looking statements is subject to risk and uncertainties. Actual results and the outcome or timing of certain events may differ significantly from those projected in these forward-looking statements or management’s current expectations. Important factors that could cause our actual results and financial condition to differ significantly from those projected in any forward-looking statements include, among other things, the following:

•	reduction in or loss of business to key customers;

•	changes in, or our inability to predict and meet, demand for our products;

•	loss of business to, and inability to compete with, competitors;

•
changes in macroeconomic and global geopolitical factors, including changes in regulatory regimes, import and export controls and restrictions (such as tariffs) and global or regional economic stability;

•	our ability to develop new products and enhance existing products;

•	our ability to meet the payment and other requirements of our existing bank debt and other contractual obligations;

•	disruption at our manufacturing facilities and fluctuations in manufacturing costs;

•	changes in our effective tax rate;

•	our inability to source components and raw materials of our products

•	disruption or breach of our critical information technology systems;

•	the results of any product liability or product defect claims, product recalls and other litigation and regulatory investigations;

•	risks related to intellectual property;

•	our ability to hire and retain qualified personnel;

•	the impact of natural and other disasters, power loss, strikes and other events beyond our control;

•	the ability to identify and remediate significant deficiencies and material weaknesses in internal controls; and

•
other factors cited in the Risk Factors listed under Part I, Item 1A of this Annual Report, MD&A and other factors described from time to time in our other filings with the U.S. Securities and Exchange Commission (the “SEC”), or other reasons.

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
Any forward-looking statement made in this Annual Report (including in any exhibits or documents incorporated by reference) is based only on information currently available to Varex and its management and speaks only as of the date on which it is made. By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.

PART I

Item 1. Business
Overview

Varex Imaging Corporation (“Varex”, “we”, “our”, “us”) is a leading innovator, designer and manufacturer of X-ray imaging components including X-ray tubes, digital detectors and other image processing solutions, which are key components of X-ray imaging systems. With a 65+ year history of successful innovation, our components are used in medical imaging as well as in industrial and security imaging applications. Global original equipment manufacturers (“OEM”) of X-ray imaging systems use our X‑ray sources, digital detectors, connecting devices and imaging software as components in their systems to detect, diagnose and protect. As of September 28, 2018, we had approximately 2,000 full-time equivalents employees, located at manufacturing and service center sites in North America, Europe, and Asia. For more information about us, visit vareximaging.com.

Founded as a Delaware corporation in July 2016, Varex was established as an independent publicly-traded company in January 2017 as a result of separation and distribution from Varian Medical Systems, Inc. (“Varian”). In May 2017, we acquired the medical imaging business (“Acquired Detector Business”) of PerkinElmer, Inc. (“PKI”) for $273.3 million. The acquisition consisted of PerkinElmer Medical Holdings, Inc. and Dexela Limited, together with certain assets of PKI and its direct and indirect subsidiaries relating to digital detectors that serve as components for medical and industrial X-ray imaging systems.

Our products are sold in three geographic regions: the Americas, EMEA, and APAC. The Americas includes North America (primarily the United States) and Latin America. EMEA includes Europe, Russia, the Middle East, India and Africa. APAC includes Asia and Australia. Revenues by region are based on the known final destination of products sold.

Our success depends, among other things, upon our ability to anticipate and respond to changes in our markets, the direction of technological innovation and the demands of our customers. We continue to invest in research and development and have over 500 engineers in the company. Combining this focus on innovation and product performance with strong long-term customer relationships allows us to partner with our customers to bring industry-leading products to the X-ray imaging market. In addition, total product lifecycle cost is important. We continue to improve the life and quality of our imaging components and leverage our scale as the largest X-ray imaging component supplier to provide cost effective solutions. Demand for our products can also be impacted by geo-political factors, including tariffs on key imported materials used in manufacturing our products and also on X-ray imaging products we sell to customers outside the United States. The escalation of trade conflicts between the United States and China has negatively impacted our business and are expected to continue.

Operating Segments and Products

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
Medical

In our Medical business segment, we design, manufacture, sell and service X-ray imaging components for use in a range of radiographic or fluoroscopic imaging applications including, computed tomography (“CT”), mammography, oncology, cardiac, surgery, dental, and computer-aided detection. We provide a broad range of X-ray imaging components for Medical customers, including X-ray tubes, digital detectors, high voltage connectors, image-processing software and workstations, computer-aided diagnostic software, collimators, automatic exposure control devices, generators, heat exchangers, ionization chambers and buckys.

A significant portion of our revenues come from the sales of high-end X-ray tubes used in CT imaging and high-end dynamic digital detectors used in fluoroscopic and 3D dental imaging applications. These upper-tier imaging components are characterized by increased levels of technological complexity, engineering and intellectual property that typically allow these products to have a higher sales price and gross margin.

The digital detector market continues to mature from initial product introductions that were made approximately 15 years ago. For the past few years, we have experienced price erosion for these products, predominantly in the highly-competitive market for radiographic detectors. We anticipate this trend will continue in the foreseeable future.

Our X-ray imaging components are primarily sold to OEM customers that incorporate our products into their X-ray imaging systems for a variety of medical modalities and industrial applications. To a much lesser extent, we also sell our X-ray imaging components to independent service companies, distributors and directly to end-users for replacement purposes.

In China, the government is broadening the availability of healthcare services throughout the country. As a result, the number of diagnostic X-ray imaging systems, including CT, has grown significantly. For fiscal year 2018, approximately 10% of our revenues came from X-ray imaging components shipped to China-based OEMs and distributors. We are developing CT tubes and related subsystems for Chinese OEMs as they introduce new CT imaging systems in China. We anticipate that China-based revenues will continue to increase as a percentage of our revenues.

Industrial

In our Industrial business segment, we design, manufacture, sell and service products for use in security applications, such as cargo screening at ports and borders and at airports. We also provide products for industrial nondestructive inspection examination in a variety of applications. The products include Linatron® X-ray linear accelerators, X-ray tubes, digital detectors, high voltage connectors, image-processing software and image detection products that we generally sell to OEM customers that incorporate these products into their imaging systems.

The security market primarily consists of airport security for carry-on baggage, checked baggage and palletized cargo, as well as cargo security for the screening of trucks, trains and cargo containers at ports and borders. The end customers for border protection systems are typically government agencies, many of which are in oil-based economies and war zones where there has been significant year over year variation in buying patterns.

The non-destructive testing market utilizes X-ray imaging to scan items for inspection of manufacturing defects and product integrity in a wide range of industries including the aerospace, automotive, oil and gas, food packaging, metal castings and 3D printing industries. We provide X-ray sources, digital detectors, high voltage connectors and image processing software to OEM customers, system integrators and manufacturers. In addition, new applications for X-ray sources are being developed, such as sterilization of food and its packaging.
Customers

Our customers are primarily large OEMs. Our top five customers, measured by revenue, are Canon Medical Systems Corporation (formerly Toshiba Medical Systems Corporation) (“Canon”), General Electric Company, Elekta, Hologic, Inc. and Hitachi Ltd., which collectively accounted for approximately 37% in fiscal year 2018. Our largest customer, Canon, accounted for approximately 18%, 19% and 23% of our total revenues in fiscal years 2018, 2017, 2016, respectively, while our ten largest customers as a group accounted for approximately 49%, 48% and 54% of our revenue for fiscal years 2018, 2017 and 2016, respectively. The loss of one or more of our top customers would have a material and adverse effect on our business. For more information, see “Risk Factors-Varex sells its products and services to a limited number of OEM customers, many of which are also its competitors, and a reduction in or loss of business of one or more of these customers may materially reduce its sales.”

Competition

The imaging components market is highly competitive. OEMs may choose to develop and manufacture X-ray imaging components in-house or they may choose to out-source to a supplier such as us or other providers of imaging components. Our success depends upon our ability to anticipate changes in our markets, the direction of technological innovation and the demands of our customers. To remain competitive, we must continue to invest in research and development focused on innovation, improve product performance and quality, and reduce the cost of our imaging components. Significant capital investment is required for imaging component manufacturers. We believe we have sufficient manufacturing scale to leverage our high volume to reduce overall costs by spreading fixed costs over more units.

Medical

We often compete with the in-house X-ray tube manufacturing operations of major diagnostic imaging systems companies, which are the primary OEM customers for our Medical products. In order to effectively compete with these in-house capabilities, we must have a competitive advantage in one or more significant areas, such as innovative technology and greater product performance, better product quality or lower product price. We sell a significant volume of our X-ray tubes to OEM customers that have in-house X‑ray tube production capability. In addition, we compete with some OEM customers, such as Canon, Philips Healthcare and other companies who sell X-ray tubes to smaller OEMs and other manufacturers, such as Industria Applicazioni Elettroniche S.p.A, as well as emerging X-ray tube manufacturers in China. High capital costs and mastery of complex manufacturing processes that drive production yield and product life are significant characteristics of the X-ray tubes business.

The market for digital detectors is also highly competitive. We sell our digital detectors to a number of OEM customers that incorporate our detectors into their medical diagnostic, oncology, 3D dental and veterinary imaging systems. Our amorphous silicon based digital detector technology and our complementary metal-oxide-semiconductor technology competes with other detector technologies, such as amorphous selenium, charge-coupled devices and variations of amorphous silicon scintillators. We believe that our products provide a competitive advantage due to product quality and performance and lower overall product lifecycle costs. In the digital flat panel detector market, we primarily compete against Trixell S.A.S., Canon, Vieworks Co., Ltd., Hamamatsu Corporation, iRay Technology (Shanghai) Limited and Jiangsu CareRay Medical Systems Co., Ltd.

Industrial

In the low-energy market of the Industrial segment, we compete with other OEM suppliers, such as General Electric, Canon, Nuctech Company Limited (“Nuctech”) and Comet AG. While there are other manufacturers of low-energy X-ray tubes and digital detectors for specialized and niche industrial applications, our products are designed for a broad range of applications in inspection, analysis, and testing. In the high-energy market, we compete against technologies from Nuctech, Siemens AG, and Foton Ltd., whose X-ray sources are used in applications that include cargo and container scanning, border security, aerospace applications, castings and pressure vessel inspections.

Customer Services and Support

We generally warranty our products for 12 to 24 months. In certain cases, the warranty also may be specified by usage metrics such as number of scans. We provide technical advice and consultation to major OEM customers from our U.S. offices in Utah, California, Nevada, South Carolina, New York and Illinois; and internationally in the Philippines, China, the Netherlands, Germany, France, Switzerland, the United Kingdom, Italy and Japan. Our application specialists and engineers make recommendations to meet the customer’s technical requirements within the customer’s budgetary constraints. We often develop specifications for a unique product that will be designed and manufactured to meet a specific customer’s requirements.

Manufacturing and Supplies

We manufacture our products at facilities located in Salt Lake City, Utah; Santa Clara, California; Las Vegas, Nevada; Liverpool, New York; Franklin Park, Illinois; Dinxperlo and Heerlen, the Netherlands; Walluf and Bremen, Germany; Wuxi, China and Calamba City, Philippines. These facilities employ state-of-the-art manufacturing techniques and several have been recognized by the press, governments and trade organizations for their commitment to quality improvement. Each of these manufacturing facilities are certified by International Standards Organization (“ISO”) under ISO 9001 (for industrial products) or ISO 13485 (for medical devices). In addition, we have regional service centers in North Charleston, South Carolina; Willich, Germany; and Wuxi, China. The combined medical and industrial manufacturing infrastructure enable us to leverage production scale to achieve productivity and low cost advantage as well as research and development synergies.

Manufacturing processes at our various facilities include machining, fabrication, subassembly, system assembly and final testing. We have invested in various automated and semi-automated equipment for the fabrication and machining of the parts and assemblies that we incorporate into our products. We may, from time to time, invest further in such equipment. Our quality assurance program includes various quality control measures from inspection of raw materials, purchased parts and assemblies through in-line inspection. In some cases, we may outsource the manufacturing of sub-assemblies while still performing system design, final assembly and testing in-house. In such cases, we believe outsourcing enables us to reduce or maintain fixed costs and capital expenditures, while also providing the flexibility to increase production capacity. We purchase material and components from various suppliers that are either standard products or customized to our specifications. Some of the components included in our products may be sourced from a limited group of suppliers or from a single source supplier, such as the wave guides for linear accelerators; transistor arrays and cesium iodide coatings for digital detectors and specialized integrated circuits, X-ray tube targets, housings, bearings and various other components. We require certain raw materials, such as copper, lead, tungsten, iridium, rhenium, molybdenum zirconium, and various high grades of steel alloy for X-ray tubes and industrial products. Worldwide demand, availability and pricing of these raw materials have been volatile, and we expect that availability and pricing will continue to fluctuate in the future.

In the third quarter of 2018, we announced the discontinuation of amorphous silicon glass production for digital detectors at our Santa Clara facility and transfer to the dpiX fabrication facility in Colorado. This relocation is expected to allow us to take advantage of available capacity at a larger fabrication facility and improve production efficiency. Other digital detector manufacturing processes, such as X-ray scintillator production and detector assembly, will remain at the Santa Clara facility.

Research and Development

Innovation and developing products, systems and services based on advanced technology is essential to our ability to compete effectively in the marketplace. We maintain a research and development and engineering staff responsible for product design and engineering.

Research and development is primarily conducted domestically at our facilities in Salt Lake City, Utah; San Jose and Santa Clara, California; Las Vegas, Nevada; Liverpool, New York; and Franklin Park, Illinois and internationally at our facilities in the Netherlands and Germany. Our research and development activities are primarily focused on developing and improving imaging component technology. Current X-ray source development areas include smaller footprint linear accelerators, improvements to tube life and tube stability, reductions of tube noise and tube designs that will enable OEMs to continue to reduce dose delivered, and improve image resolution, cost effectively. Research in digital detector imaging technology is aimed at developing new panel technologies with better dose utilization, improved image quality, lower product costs and new image processing tools for advanced applications.

Industrial products share some of the same base technology competencies and platforms as medical products and our medical and industrial development teams are therefore co-located in Salt Lake City, San Jose, Santa Clara, Dinxperlo, and Walluf. One of our competitive advantages is that some of the foundational technologies and software components developed for medical applications may also be applicable in industrial components, and vice versa. In addition to these product development synergies, we are also able to realize sourcing, production, service center, and logistics synergies across the different products and market sectors.

Product and Other Liabilities

Our business exposes us to potential product liability claims that are inherent in the manufacture, sale, installation, servicing and support of X-ray imaging devices, related software and other devices that contain hazardous material and/or deliver radiation. Because our products are involved in the intentional delivery of radiation to the human body and other situations where people may come in contact with radiation (for example, when our Industrial products are being used to scan cargo) as well as the detection, planning and treatment of medical problems, the possibility for significant injury and/or death exists. We may face substantial liability to patients, our customers and others for damages resulting from the faulty, or allegedly faulty, design, manufacture, installation, servicing, support, testing or interoperability of us and our customers’ products, or their misuse or failure. We may also be subject to claims for property damages or economic loss related to or resulting from any errors or defects in our products, or the installation, servicing and support of our products. Any accident or mistreatment could subject us to legal costs, litigation, adverse publicity and damage to our reputation, whether or not our products or services were a factor. In addition, if a product we design or manufacture were defective (whether due to design, labeling or manufacturing defects, improper use of the product or other reasons), or found to be so by a competent regulatory authority, we may be required to correct or recall the product and notify other regulatory authorities. We maintain limited product liability, professional liability and omissions liability insurance coverage.

Government Regulation

U.S. Regulations

Laws governing marketing a medical device. In the United States, as a manufacturer and seller of medical devices and devices emitting radiation or utilizing radioactive by-product material, we and some of our suppliers and distributors are subject to extensive regulation by federal governmental authorities, such as the U.S. Food and Drug Administration (the “FDA”), Nuclear Regulatory Commission (“NRC”), and state and local regulatory agencies, such as the State of California, to ensure the devices are safe and effective and comply with laws governing products which emit, produce or control radiation. Similar international regulations apply overseas. These regulations, which include the U.S. Food, Drug and Cosmetic Act (the “FDC Act”) and regulations promulgated by the FDA, govern, among other things, the design, development, testing, manufacturing, packaging, labeling, distribution, import/export, sale and marketing and disposal of medical devices, post market surveillance and reporting of serious injuries and death, repairs, replacements, recalls and other matters relating to medical devices, radiation emitting devices and devices utilizing radioactive by-product material. State regulations are extensive and vary from state to state. Our X-ray tube products, imaging workstations and flat panel detectors are considered medical devices. Under the FDC Act, each medical device manufacturer must comply with quality system regulations that are strictly enforced by the FDA.

Unless an exception applies, the FDA requires that the manufacturer of a new medical device or a new indication for use of, or other significant change in, existing currently marketed medical device obtain either 510(k) pre-market notification clearance before it can market or sell those products in the United States. The 510(k) clearance process is applicable when the device introduced into commercial distribution is substantially equivalent to a legally marketed device. The process of obtaining 510(k) clearance generally takes at least six months from the date the application is filed, but could take significantly longer, and generally requires submitting supporting testing data. After a product receives 510(k) clearance, any modifications or enhancements to a product that could significantly affect its safety or effectiveness, or that would constitute a major change in the intended use of the device, technology, materials, labeling, packaging, or manufacturing process may require a new 510(k) clearance. The FDA requires each manufacturer to make this determination in the first instance, but the FDA can review any such decision. If the FDA disagrees with the manufacturer’s decision, it may retroactively require the manufacturer to submit a request for 510(k) pre-market notification clearance and can require the manufacturer to cease marketing and/or recall the product until 510(k) clearance is obtained. The FDA has issued draft guidance that, if finalized and implemented, will result in manufacturers needing to seek a significant number of new clearances for changes made to legally marketed devices. Most of our products are non-classified or Class I medical devices, which do not require 510(k) clearance.

Quality systems. Our manufacturing operations for medical devices, and those of our third-party manufacturers, are required to comply with the FDA’s Quality System Regulation (“QSR”), which addresses a company’s responsibility for product design, testing, and manufacturing quality assurance, and the maintenance of records and documentation. The QSR requires that each manufacturer establish a quality systems program by which the manufacturer monitors the manufacturing process and maintains records that show compliance with FDA regulations and the manufacturer’s written specifications and procedures relating to the devices. QSR compliance is necessary to receive and maintain FDA clearance or approval to market new and existing products. The FDA makes announced and unannounced periodic and ongoing inspections of medical device manufacturers to determine compliance with the QSR. If in connection with these inspections the FDA believes the manufacturer has failed to comply with applicable regulations and/or procedures, it may issue observations that would necessitate prompt corrective action. If FDA inspection observations are not addressed and/or corrective action taken in a timely manner and to the FDA’s satisfaction, the FDA may issue a Warning Letter (which would similarly necessitate prompt corrective action) and/or proceed directly to other forms of enforcement action. Failure to respond timely to FDA inspection observations, a Warning Letter or other notice of noncompliance and to promptly come into compliance could result in the FDA bringing enforcement action against us, which could include the total shutdown of our production facilities, denial of importation rights to the United States for products manufactured in overseas locations and denial of export rights for U.S. products and criminal and civil fines.

The FDA and the Federal Trade Commission (the “FTC”) also regulate advertising and promotion of our products to ensure that the claims we make are consistent with our regulatory clearances, that we have adequate and reasonable scientific data to substantiate the claims and that our promotional labeling and advertising is neither false nor misleading. We may not promote or advertise our products for uses not within the scope of our intended use statement in our clearances or approvals or make unsupported safety and effectiveness claims.

It is also important that our products comply with electrical safety and environmental standards, such as those of Underwriters Laboratories (“UL”), the Canadian Standards Association (“CSA”), and the International Electrotechnical Commission (“IEC”). In addition, the manufacture and distribution of medical devices utilizing radioactive material requires a specific radioactive material license. For the United States, manufacture and distribution of these radioactive sources and devices also must be in accordance with a model-specific certificate issued by either the NRC or by an Agreement State. In essentially every country and state, installation and service of these products must be in accordance with a specific radioactive materials license issued by the applicable radiation control agency. Service of these products must be in accordance with a specific radioactive materials license. We are also subject to a variety of additional environmental laws regulating our manufacturing operations and the handling, storage, transport and disposal of hazardous substances, and which impose liability for the cleanup of any contamination from these substances.

Other applicable U.S. regulations. As a participant in the healthcare industry, we are also subject to extensive laws and regulations protecting the privacy and integrity of patient medical information that it receives, including the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), “fraud and abuse” laws and regulations, including, physician self-referral prohibitions, and false claims laws. From time to time, these laws and regulations may be revised or interpreted in ways that could make it more difficult for our customers to conduct their businesses, such as recent proposed revisions to the laws prohibiting physician self-referrals, and such revisions could have an adverse effect on the demand for our products, and therefore our business and results of operations. We also must comply with numerous federal, state and local laws of more general applicability relating to such matters as environmental protection, safe working conditions, manufacturing practices, fire hazard control and other matters.

The laws and regulations and their enforcement are constantly undergoing change, and we cannot predict what effect, if any, changes to these laws and regulations may have on our business. For example, national and state laws regulate privacy and may regulate our use of data. Furthermore, HIPAA was amended by the HITECH Act to provide that business associates who have access to patient health information provided by hospitals and healthcare providers are now directly subject to HIPAA, including the associated enforcement scheme and inspection requirements.

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

The federal government and Congress review and adjust rates annually, and from time to time consider various Medicare and other healthcare reform proposals that could significantly affect both private and public reimbursement for healthcare services in hospitals and free-standing clinics. In the past, we have seen demand for our customers’ systems (in which our products are incorporated) negatively impacted by the uncertainties surrounding reimbursement rates in the United States. State government reimbursement for services is determined pursuant to each state’s Medicaid plan, which is established by state law and regulations, subject to requirements of federal law and regulations.

Various healthcare reform proposals have also emerged at the state level, and we are unable to predict which, if any, of these proposals will be enacted. In addition, it is possible that changes in administration and policy, including the potential repeal of the Affordable Care Act, resulting from the recent U.S. presidential election could result in additional proposals and/or changes to health care system legislation which could have a material adverse effect on our business. We believe that the uncertainty created by healthcare reform in the United States has complicated our customers’ decision-making process and, therefore, impacted our business, and may continue to do so.

The sale of medical devices, the referral of patients for diagnostic examinations and treatments utilizing such devices, and the submission of claims to third-party payors (including Medicare and Medicaid) seeking reimbursement for such services, are subject to various federal and state laws pertaining to healthcare “fraud and abuse.” Anti-kickback laws make it illegal to solicit, induce, offer, receive or pay any remuneration in exchange for the referral of business, including the purchase of medical devices from a particular manufacturer or the referral of patients to a particular supplier of diagnostic services utilizing such devices. False claims laws prohibit anyone from knowingly and willfully presenting, or causing to be presented, claims for payment to third-party payors (including Medicare and Medicaid) that are false or fraudulent, for services not provided as claimed, or for medically unnecessary services. The Office of the Inspector General prosecutes violations of fraud and abuse laws and any violation may result in criminal and/or civil sanctions, including, in some instances, imprisonment and exclusion from participation in federal healthcare programs such as Medicare and Medicaid, which may negatively impact the demand for our products.

Foreign Regulations
Our operations, sales and service of our products outside the United States are subject to regulatory requirements that vary from country to country and may differ significantly from those in the United States. In general, our products are regulated outside the United States as medical devices by foreign governmental agencies similar to the FDA.

Marketing a medical device internationally. For us to market our products internationally, we must obtain clearances or approvals for products and product modifications. We are required to affix the CE mark to our products to sell them in member countries of the European Union (“EU”). The CE mark is an international symbol of adherence to certain essential principles of safety and effectiveness, which once affixed enables a product to be sold in member countries of the EEA. The CE mark is also recognized in many countries outside the EU, such as Switzerland and Norway and can assist in the clearance process. To receive permission to affix the CE mark to our medical devices products, we must obtain Quality System certification, e.g., ISO 13485, and must otherwise have a quality management system that complies with the EU Medical Device Directive to be superseded by the EU MDA-Medical Device Regulations. The ISO promulgates standards for certification of quality assurance operations. We are certified as complying with the ISO 9001 for our security and inspection products and ISO 13485 for our medical devices. Several Asian countries, including Japan and China, have adopted regulatory schemes that are comparable, and in some cases more stringent, than the EU scheme. To import medical devices into Japan, the requirements of Japan’s New Medical Device Regulation must be met and a “shonin,” the approval to sell medical products in Japan, must be obtained. Similarly, in China, a registration certification issued by the State Food and Drug Administration and a China Compulsory Certification mark for certain products are required to sell medical devices in that country. Obtaining such certifications on our products can be time-consuming and can cause us to delay marketing or sales of certain products in such countries. Similarly, prior to selling a device in Canada, manufacturers of Class II devices must obtain a medical device license in Canada. Additionally, many countries have laws and regulations relating to radiation and radiation safety that also apply to our products. In most countries, radiological regulatory agencies require some form of licensing or registration by the facility prior to acquisition and operation of an X-ray generating device or a radiation source. The handling, transportation and recycling of radioactive metals and source materials are also highly regulated.

A number of countries, including the members of the EU, have implemented or are implementing regulations that would require manufacturers to dispose, or bear certain disposal costs, of products at the end of a product’s useful life and restrict the use of some hazardous substances in certain products sold in those countries.

Manufacturing and selling a device internationally. We are also subject to laws and regulations outside the United States applicable to manufacturers of radiation-producing devices and products utilizing radioactive materials, and laws and regulations of general applicability relating to matters such as environmental protection, safe working conditions, manufacturing practices and other matters, in each case that are often comparable to, if not more stringent than, regulations in the United States. In addition, our sales of products in foreign countries are also subject to regulation of matters such as product standards, packaging requirements, labeling requirements, import restrictions, environmental and product recycling requirements, tariff regulations, duties and tax requirements. In some countries, we rely on our foreign distributors and agents to assist us in complying with foreign regulatory requirements.

Other applicable international regulations. In addition to the U.S. laws regarding the privacy and integrity of patient medical information, we are subject to similar laws and regulations in foreign countries covering data privacy and other protection of health and employee information. Particularly within Europe, data protection legislation is comprehensive and complex and there has been a recent trend toward more stringent enforcement of requirements regarding protection and confidentiality of personal data, as well as enactment of stricter legislation. We are also subject to international “fraud and abuse” laws and regulations, as well as false claims and misleading advertisement laws. We also must comply with numerous international laws of more general applicability relating to such matters as environmental protection, safe working conditions, manufacturing practices, fire hazard control and other matters.

On June 23, 2016, the United Kingdom (the “U.K.”) held a referendum in which voters approved an exit from the E.U., commonly referred to as “Brexit”. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Given the lack of comparable precedent, it is unclear what financial, regulatory and legal implications the withdrawal of the U.K. from the E.U. would have and how such withdrawal would affect us.

Anti-Corruption Laws and Regulations
We are subject to the U.S. Foreign Corrupt Practices Act and anti-corruption laws, and similar laws in foreign countries, such as the U.K. Bribery Act of 2010, which became effective on July 1, 2011, and the law “On the Fundamentals of Health Protection in the Russian Federation,” which became effective in January 2012. In general, there is a worldwide trend to strengthen anti-corruption laws and their enforcement, and the healthcare industry and medical equipment manufacturers have been particular targets of these investigation and enforcement efforts. Any violation of these laws by us or our agents or distributors could create a substantial liability for us, subject our officers and directors to personal liability and also cause a loss of reputation in the market.

Transparency International’s 2015 Corruption Perceptions Index measured the degree to which public sector corruption is perceived to exist in 168 countries/territories around the world, and found that two-thirds of the countries in the index, including many that we consider to be high-growth areas for our products, such as China and India, scored below 50, on a scale from 100 (very clean) to 0 (highly corrupt). We currently operate in many countries where the public sector is perceived as being more or highly corrupt and our strategic business plans include expanding our business in regions and countries that are rated as higher risk for corruption activity by Transparency International.

Increased business in higher-risk countries could subject us and our officers and directors to increased scrutiny and increased liability. In addition, becoming familiar with and implementing the infrastructure necessary to comply with laws, rules and regulations applicable to new business activities and mitigating and protecting against corruption risks could be quite costly. Failure by us or our agents or distributors to comply with these laws, rules and regulations could delay our expansion into high-growth markets and could materially and adversely affect our business.

Competition and Trade Compliance Laws

We are subject to various competition and trade compliance laws in the jurisdictions in which it operates. Regulatory authorities under whose laws we operate may have enforcement powers that can subject us to sanctions, and can impose changes or conditions in the way we conduct our business. In addition, an increasing number of jurisdictions also provide private rights of action for competitors or consumers to seek damages asserting claims of anti-competitive conduct. Increased government scrutiny of our actions or enforcement or private rights of action could materially and adversely affect our business or damage our reputation. In addition, we may conduct, or we may be required to conduct, internal investigations or face audits or investigations by one or more domestic or foreign government agencies, which could be costly and time-consuming, and could divert our management and key personnel from our business operations. An adverse outcome under any such investigation or audit could subject us to fines or criminal or other penalties, which could materially and adversely affect our business and financial results. Furthermore, competition laws may prohibit or increase the cost of future acquisitions that we may desire to undertake.

International sales of certain of our Linatron® X-ray accelerators are subject to U.S. export licenses that are issued at the discretion of the U.S. government. Orders and revenues for our security and inspection products have been and may continue to be unpredictable as governmental agencies may place large orders with us or with our customers over a short period of time and then may not place additional orders until complete deployment and installation of previously ordered products. We have seen domestic and international governments postpone purchasing decisions and delay installations of products for security and inspection systems. Furthermore, tender awards in this business may be subject to challenge by third parties, as we have previously encountered, which can make the conversion of orders to revenues unpredictable for some security and inspection products. The market for border protection systems has slowed significantly and end customers, particularly in oil-based economies and war zones in which we have a significant customer base, are delaying system deployments or tenders and have considered moving to alternative sources.

Intellectual Property

We place considerable importance on obtaining and maintaining patent, copyright and trade secret protection for significant new technologies, products and processes, because of the length of time and expense associated with bringing new products through the development process and to the marketplace.

We generally rely upon a combination of patents, copyrights, trademarks, trade secret and other laws, and contractual restrictions on disclosure, copying and transferring title, including confidentiality agreements with vendors, strategic partners, co-developers, employees, consultants and other third parties, to protect our proprietary rights in the developments, improvements and inventions that we have originated and which are incorporated in our products or that fall within our fields of interest. As of September 28, 2018, we own over 250 patents issued in the United States, over 175 patents issued throughout the rest of the world and had approximately another 160 patent applications pending with various patent agencies worldwide. The patents and patents issuing from the pending applications generally expire between 2018 and 2037. We intend to file additional patent applications as appropriate. We have trademarks, both registered and unregistered, that are maintained and enforced to provide customer recognition for our products in the marketplace. We also have agreements with third parties that provide for licensing of patented or proprietary technology, including royalty-bearing licenses and technology cross-licenses. These licenses generally can only be terminated for breach. See “Risk Factors-Protecting our intellectual property can be costly, and we may not be able to maintain licensed rights, and, in either case, our competitive position would be harmed if we are not able to do so.”

In conjunction with the January 2017 separation from Varian, we entered into an Intellectual Property Matters Agreement with Varian, pursuant to which, among other things, we each granted the other licenses to use certain intellectual property.

Environmental Matters

Our operations and facilities, past and present, are subject to environmental laws, including laws that regulate the handling, storage, transport and disposal of hazardous substances. Certain of those laws impose cleanup liabilities under certain circumstances. In connection with those laws and certain of our past and present operations and facilities, we are obligated to indemnify Varian for 20% of the cleanup liabilities related to prior corporate restructuring activities, as well as fully indemnify Varian for other liabilities arising from the operations of the business transferred to it as part of those activities. Those include facilities sold as part of Varian’s electron devices business in 1995 and thin film systems business in 1997. In addition, the U.S. Environmental Protection Agency (“EPA”) or third parties have named Varian as a potentially responsible party under the amended Comprehensive Environmental Response Compensation and Liability Act of 1980 (“CERCLA”), at sites to which Varian or the facilities of the businesses sold in 1995 and 1997 were alleged to have shipped waste for recycling or disposal (the “CERCLA sites”). It is anticipated that we will be obligated to reimburse Varian for 20% of the liabilities of Varian related to these CERCLA sites (after adjusting for any insurance proceeds or tax benefits received by Varian). In connection with the CERCLA sites, to date Varian has been required to pay only a small portion of the total amount as its contribution to the cleanup efforts and we anticipate that any reimbursement to Varian in the future will not be material. As of September 28, 2018, we had an existing environmental liability of approximately $1.3 million related to this matter.

Working Capital

Our working capital needs and our credit practices are comparable to those of other companies manufacturing and selling similar products in similar markets. We endeavor to carry sufficient levels of inventory to meet the product delivery needs of our customers. We also provide payment terms to customers in the normal course of business. The product warranty obligations contained in our standard terms and conditions typically range from 12-36 months, depending on the product.

Employees

As of September 28, 2018, we had approximately 2,000 full-time and part-time employees worldwide. None of our employees based in the United States are unionized or subject to collective bargaining agreements. Employees based in some foreign countries may, from time to time, be represented by works councils or unions or subject to collective bargaining agreements. We currently consider our relations with our employees to be good.

Information Available to Investors

The Securities and Exchange Commission (“SEC”) maintains an internet site, www.sec.gov, that contains reports, proxy and information statements, and other information regarding the Company and other issuers that file electronically with the SEC. As soon as reasonably practicable after filing with or furnishing to the SEC, we also make the following reports and information available free of charge on the Investors page of our website www.vareximaging.com:

•	our annual reports on Form 10-K;

•	quarterly reports on Form 10-Q;

•	current reports on Form 8-K (including any amendments to those reports); and

•	proxy statements.

Additionally, our Code of Conduct, Corporate Governance Guidelines and the charters of the Audit Committee, Compensation and Management Development Committee, Ethics and Compliance Committee, Nominating and Corporate Governance Committee and Executive Committee are also available on the Investors page of our website. Investors and others should note that we announce material financial and operational information to our investors using our investor relations website (http://investors.vareximaging.com/), press releases, SEC filings and public conference calls and webcasts. Please note that information on, or that can be accessed through, our website is not deemed “filed” with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended (the “Securities Act”), or the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Executive Officers of the Registrant
The biographical summaries of our executive officers are as follows:

Sunny S. Sanyal, 53, has served as President, Chief Executive Officer, and Director since January 2017. Prior to the separation of Varex from Varian, Sunny served as senior vice president and president of Varian’s Imaging Components business for Varian since February 2014. Prior to joining Varian in 2014, Sunny was chief executive officer of T-System, a privately held company providing information technology solutions and services to hospitals and urgent care facilities. He also served as president of McKesson Provider Technologies, where he led the company to significant market expansion with its clinical software, medical imaging technology, and services solutions. Sunny has held executive positions at GE Healthcare, Accenture, and IDX Systems. He received a master of business administration from Harvard Business School, a master of science in industrial engineering from Louisiana State University, and a bachelor of engineering in electrical engineering from the University of Bombay.

Clarence R. Verhoef, 62, has served as Chief Financial Officer, and Senior Vice President since January 2017. Prior to the separation of Varex from Varian, Clarence served as senior vice president, chief accounting officer and corporate controller for Varian since August 2012. He joined Varian in 2006 and served as the divisional controller of Varian’s Imaging Components business until 2012. Prior to joining Varian, Clarence served in numerous executive management roles, including chief financial officer of Techniscan Medical Systems, and chief financial officer and vice president of marketing for GE OEC Medical Systems. He holds a bachelor’s degree in finance from the University of Utah.

Kimberley E. Honeysett, 47, has served as Senior Vice President, General Counsel, and Corporate Secretary since January 2017. Prior to the separation of Varex from Varian, Kim served vice president and assistant general counsel and assistant corporate secretary for Varian, where she advised Varian’s Board of Directors, executive management and corporate functions, including business development, investor relations, human resources, information technology and was responsible for corporate governance, general compliance matters, litigation and global subsidiary governance. Prior to joining Varian in 2005, Kim served as group director, legal affairs at Siebel Systems, Inc., an enterprise software company, and as an associate with the law firm Brobeck, Phleger &

Harrison LLP. Kim holds juris doctor from Cornell Law School and a bachelor’s degree in communications from the University of California, Los Angeles.

Brian W. Giambattista, 60, has served as Senior Vice President, and General Manager - X-ray Detectors since May 2017 and joined Varex after the acquisition of the PerkinElmer Medical Imaging business. He has nearly 30 years of experience in the industry, having held various management and engineering roles at PerkinElmer and General Electric, and received his doctorate degree in Physics from the University of Virginia.

Mark S. Jonaitis, 56, has served as Senior Vice President, and General Manager - X-Ray Sources since 2017. Prior to the separation, Mark served in various management positions at Varian, including most recently vice president and general manager, X‑ray Tube Products and global manufacturing. Mark joined Varian’s predecessor, Varian Associates, in 1983, where he served in various product and engineering positions. Mark received his bachelor of science in physics from the University of Utah.

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
Varex had one customer during fiscal year 2018 that accounted for 18% of its revenue. Varex’s ten largest customers as a group accounted for approximately 49%, 48% and 54% of its revenue for fiscal years 2018, 2017 and 2016, respectively.
Varex sells its products to a limited number of OEM customers, many of which are also its competitors with in-house X-ray component manufacturing operations. Although Varex seeks to broaden its customer base, it will continue to depend on sales to a relatively small number of major customers. Because it often takes significant time to replace lost business, it is likely that Varex’s operating results would be materially and adversely affected if one or more of its major OEM customers were to cancel, delay, or reduce orders in the future.
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
Varex may not be able to accurately predict the demand for its products by its customers.
End-user product demand, economic uncertainties, natural disasters, and other matters beyond Varex’s control make it difficult for its customers to accurately forecast and plan future business activities; which makes it difficult for Varex to accurately predict the demand for its products. Changes in customer forecasts have previously impacted Varex’s business, resulting in inventory reduction and slowdowns in sales. Similar inventory adjustments and slowdowns in sales are likely to occur in the future. In addition, changes to customer forecasts can occur on short notice. Varex’s customers also face inherent competitive issues and new product introduction delays which can result in changes in forecasts. As such, the market and regulatory risks faced by Varex’s customers also ultimately impact Varex’s ability to forecast future business. Varex’s agreements for imaging components, such as its three-year pricing agreement with Canon Medical Systems, may contain purchasing estimates that are based on its customers’ historical purchasing patterns rather than firm commitments, and actual purchasing volumes under the agreements may vary significantly from these estimates. The variation from forecasted purchasing volume may be due, in part, to the increasing life of X-ray tubes, which can result in reduced demand for replacement X-ray tubes in ways Varex may not be able to accurately forecast. Reductions in purchasing patterns have in the past and may in the future materially and adversely affect Varex’s operating results.

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
Existing competitors’ actions and new entrants may materially and adversely affect Varex’s ability to compete. These competitors could develop technologies and products that are more effective than those Varex currently uses or produces or that could render its products obsolete or noncompetitive. In addition, the timing of Varex’s competitors’ introduction of products into the market could affect the market acceptance and sales of Varex’s products. Some competitors offer specialized products that provide, or may be perceived by customers to provide, a marketing advantage over Varex’s products. Also, some of Varex’s competitors may not be subject to the same standards, regulatory and/or other legal requirements to which Varex is subject, and therefore, they could have a competitive advantage in developing, manufacturing and marketing products and services. Any inability to develop, gain regulatory approval for and supply commercial quantities of competitive products to the market as quickly and effectively as Varex’s competitors could limit market acceptance of Varex’s products and reduce its sales. In addition, some of its smaller competitors could be acquired by larger companies that have greater financial strength, which could enable them to compete more aggressively. Varex’s competitors could also acquire some of its customers, suppliers or distributors, which could disrupt supply or distribution arrangements, result in a loss of customers, and lead to less predictable and reduced revenues. Any of these competitive factors could negatively and materially affect Varex’s pricing, sales, revenues, market share and gross margins and its ability to maintain or increase its operating margins.
Changes in import/export regulatory regimes and tariffs could continue to negatively impact our business.
Over the last several months the United States has implemented new tariffs on imported steel, aluminum and many other items. The imposition of tariffs on items imported by us from China or other countries have increased our costs and could result in increased prices or lower gross margins on products sold. These tariffs have already had a direct adverse impact on our business and results of operations, and future tariffs could have a more significant impact on our business in the future. Retaliatory tariffs implemented by China impact a number of Varex products including U.S. origin X-ray tubes, heat exchange units, and certain flat panel detectors. The tariffs levied by China have increased our customers’ costs for products imported into China, which has caused us to make price concessions on some products. We expect that tariffs will continue to have a negative effect on our business and results of operations, including the possibility of continued price concessions. The imposition of additional tariffs by the United States could result in the adoption of additional tariffs by China and other countries, as well as further retaliatory actions by any affected country. Any resulting trade war (or escalation of any existing trade war) could negatively impact the global market for imaging equipment and could have a significant adverse effect on our business.
In addition, tariffs and changes in international trade agreements or trade-related laws and regulations may have an indirect adverse impact on our business. As a component manufacturer, our products are integrated into the systems and products of our OEM customers. If the United States, China or other countries levy tariffs, duties or other additional taxes or restrictions on our customer’s products, the demand for such products, and our components included in such products, could decrease, which could have a material adverse effect on our business. Uncertainty over tariffs and trade wars could also cause our customers to delay or cancel orders for our products.
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
Varex has in the past spent, and in the future may need to spend, more time and money than it expects to develop, market and introduce new products or enhancements, and, even if Varex succeeds, Varex may not be able to recover all or a meaningful part of its investment. Once introduced, new products may materially and adversely impact sales of Varex’s existing products or make them less desirable or even obsolete, which could materially and adversely impact Varex’s revenues and operating results. In addition, certain costs, including installation and warranty costs, associated with new products may be proportionately greater than the costs associated with other products and may therefore disproportionately, materially, and adversely affect Varex’s gross and operating margins. If Varex is unable to lower these costs over time, Varex’s operating results could be materially and adversely affected. Some of the electronic components and integrated circuits used in Varex’s flat panel detectors are susceptible to discontinuance and obsolescence risks, which may force Varex to incorporate newer generations of these components, resulting in unplanned additional R&D expenses, delays in the launch of new products, supply disruption, or inventory write downs.
Varex’s ability to successfully develop and introduce new products and product enhancements and simplifications, and the revenues and costs associated with these efforts, are affected by Varex’s ability to, among other things:

•	properly identify customer needs or long-term customer demands;

•	prove the feasibility of new products;

•	properly manage and control research and development costs;

•	limit the time required from proof of feasibility to routine production;

•	timely and efficiently comply with internal quality assurance systems and processes;

•	limit the timing and cost of regulatory approvals;

•	accurately predict and control costs associated with inventory overruns caused by the phase-in of new products and the phase-out of old products;

•	price its products competitively and profitably, which can be particularly difficult with a strong U.S. Dollar;

•
manufacture, deliver, and install its products in sufficient volumes on time and accurately predict and control costs associated with manufacturing installation, warranty, and maintenance of the products;

•	appropriately manage its supply chain;

•	manage customer acceptance and payment for products; and

•	anticipate, respond to, and compete successfully with competitors.
Furthermore, as discussed in greater detail elsewhere in this “Risk Factors” section, Varex cannot be sure that it will be able to successfully develop, manufacture, or introduce new products or enhancements, the roll-out of which involves compliance with complex quality assurance processes, including the Quality System Regulation of the U.S. Food and Drug Administration (“FDA”). Failure to complete these processes timely and efficiently could result in delays that could affect Varex’s ability to attract and retain customers or cause customers to delay or cancel orders, which would materially and adversely affect Varex’s revenues and operating results.
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
Varex’s ability to identify and take advantage of attractive acquisitions or other business development opportunities is an important component in implementing its overall business strategy. Varex needs to grow its businesses in response to changing technologies, customer demands, and competitive pressures. In some circumstances, Varex may decide to grow its business through the acquisition of complementary businesses, products, or technologies, rather than through internal development. For example, in May 2017, we acquired the medical imaging business of PerkinElmer, Inc., and during fiscal year 2015, Varex acquired Claymount Investments B.V. and MeVis Medical Solutions AG.
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
A public market did not exist for Varex common stock prior to January of 2017. In the past year, Varex's stock price has ranged from a low of $23.91 to a high of $43.76. Varex cannot guarantee that an active trading market will be sustained for its common stock. Nor can Varex predict the prices at which shares of its common stock may trade. Varex has experienced and expects in the future to experience fluctuations in its operating results, including revenues and margins, from period to period. These fluctuations may cause Varex’s stock price to be volatile, which could cause losses for its stockholders.
Varex’s quarterly and annual operating results, including its revenues and margins, may be affected by a number of other factors, including:

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
In addition, as discussed in more detail elsewhere in this Annual Report, significant changes have occurred in Varex’s cost structure, management, financing and business operations as a result of operating as a company separate from Varian and these changes have had and may continue to have an impact on Varex’s gross margins.
Our secured revolving credit facility and secured term loan credit facility restrict certain activities, and failure to comply with the terms of these facilities may have an adverse effect on our business, liquidity and financial position.
Varex is party to a secured revolving credit facility and a secured term loan credit facility, each of which contains restrictive financial covenants, including financial covenants that require Varex to comply with specified financial ratios. Varex may have to curtail some of its operations to comply with these covenants. In addition, its credit facilities contain other affirmative and negative covenants that could restrict its operating and financing activities. These provisions will limit its ability to, among other things, incur future indebtedness, contingent obligations or liens, guarantee indebtedness, make certain investments and capital expenditures, sell stock or assets and pay dividends and consummate certain mergers or acquisitions. If Varex fails to comply with the credit facility requirements, it may be in default. Upon an event of default, if the credit facility documents are not amended or the event of default is not waived, the lender could declare all amounts then outstanding, together with accrued interest, to be immediately due and payable. If this happens, Varex may not be able to make those payments or borrow sufficient funds from alternative sources to make those payments. Even if Varex were to obtain additional financing, that financing may be on unfavorable terms.
Varex has significant debt obligations that could adversely affect Varex’s business, profitability and ability to meet its obligations.
As of September 28, 2018, Varex’s total combined indebtedness was approximately $389.8 million (net of deferred loan costs). The borrowings under Varex’s credit facilities bear interest at floating interest rates. As part of its overall risk management practices, Varex entered into financial derivatives, particularly interest rate swaps designed as cash flow hedges, to hedge the floating LIBOR interest rate on $277.5 million of its debt. As a result, Varex will be exposed to fluctuations in interest rates to the extent of the balance of its borrowings under the LIBOR-based portion of its credit facilities.

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
In addition, some of Varex’s products are manufactured in Walluf, Germany; Heerlen and Dinxperlo, the Netherlands; and Calamba City, Philippines, which are subject to similar risks but may also face additional regulatory and political risks, which could impact Varex’s ability to manufacture and ship products in a timely manner or at all. Varex manufactures its security products in Las Vegas, Nevada, and certain flat panels in Santa Clara, California, and these operations are also subject to potential power failures, the breakdown, failure, or substandard performance of equipment, the improper installation or operation of equipment, earthquakes, and other disasters, all of which could materially and adversely affect Varex’s ability to deliver products to meet customer demand. In addition, Varex’s costs associated with manufacturing its products can vary significantly from quarter to quarter, and fluctuations thereof may adversely affect its business, operating results, and/or financial condition.
Significantly more than half of Varex’s revenues are generated from customers located outside the United States, and economic, political, and other risks associated with international sales and operations could materially and adversely affect Varex’s sales or make them less predictable.
Varex conducts business globally. Revenues generated from customers located outside the United States accounted for approximately 65%, 66% and 65% of Varex’s total revenues during each of fiscal years 2018, 2017 and 2016, respectively. As a result, Varex must provide significant service and support globally. Varex intends to continue to expand its presence in international markets and expects to expend significant resources in doing so. Varex cannot be sure that it will be able to meet its sales, service, and support objectives or obligations in these international markets or recover its investment in attempting to do so. Varex’s future results could be harmed by a variety of factors, including:

•
currency fluctuations, and in particular the strength of the U.S. Dollar (which is our functional and reporting currency) relative to many currencies, which have and may in the future adversely affect Varex’s financial results and cause some customers to delay purchasing decisions or move to in-sourcing supply or migrate to lower cost alternatives or ask for additional discounts;

•	the longer payment cycles associated with many customers located outside the United States;

•	difficulties in interpreting or enforcing agreements and collecting receivables through many foreign countries’ legal systems;

•	changes in restrictions on trade between the United States and other countries or unstable regional political and economic conditions;

•	changes in the political, regulatory, safety or economic conditions in a country or region

•
the imposition by governments of additional taxes, tariffs, global economic sanctions programs, or other restrictions on foreign trade such as the tariffs recently put into place by both China and the United States;

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
Although Varex’s sales fluctuate from period to period, in recent years Varex’s international region has represented a larger share of its business. The more Varex depends on sales in the international region, the more vulnerable Varex becomes to these factors. For example, recent trade disputes as well as tariffs enacted by China and the United States have had a negative effect on Varex’s business and will likely continue to negatively impact our business.
A change in the percentage of Varex’s total earnings from the international region or continued changes in tax laws could increase Varex’s effective tax rate.
Varex’s effective tax rate is impacted by tax laws in both the United States and in the countries in which its international subsidiaries do business. Earnings from Varex’s international subsidiaries are generally taxed at rates that differ from U.S. rates. A change in the percentage of Varex’s total earnings from the international subsidiaries, a change in the mix of particular tax jurisdictions between the international subsidiaries, or a change in currency exchange rates could cause Varex’s effective tax rate to increase or decrease. The Tax Cuts and Jobs Act of 2017 (“U.S. Tax Reform”) was signed into law on December 22, 2017. The law includes significant changes to the U.S. corporate income tax system, including a Federal corporate rate reduction from 35% to 21%, limitations on the deductibility of interest expense and executive compensation, and extensive changes to the way foreign earnings are taxed in the U.S.
Prior to the enactment of U.S. Tax Reform, Varex was not taxed in the United States on certain undistributed earnings of certain foreign subsidiaries. While U.S. Tax Reform imposed a current tax on cumulative undistributed earnings, these earnings could also become subject to incremental foreign withholding or U.S. state taxes should they be actually remitted to the United States, in which case Varex’s financial results could be materially and adversely affected. The changes included in U.S. Tax Reform are broad, complex, and subject to change and interpretation. Additional statutory changes or interpretive guidance issued by Federal or local authorities could have a material impact on income tax expense, the effective rate, or the value of deferred tax assets and liabilities. In addition, significant judgments and estimates are required to evaluate our tax position and the impact of the new tax law. If these judgments and estimates are incorrect, or if the underlying assumptions are modified by subsequent guidance or are different from what we expect, our tax liability could differ significantly from our current estimates.  Changes in the valuation of Varex’s deferred tax assets or liabilities, additional changes in tax laws or rates, changes in the interpretation of tax laws in other jurisdictions, or other changes beyond Varex’s control could materially and adversely affect its financial position and results of operations.
Varex’s results have been and may continue to be affected by continuing worldwide economic instability, including changes in foreign currency exchange rates and fluctuations in the price of crude oil and other commodities.
The global economy has been impacted by a number of economic and political factors. In many markets, these conditions have shrunk capital equipment budgets, slowed decision-making and made it difficult for Varex’s customers and vendors to accurately forecast and plan future business activities. This, in turn, has caused Varex’s customers to be more cautious with, and sometimes freeze, delay, or dramatically reduce purchases and capital project expenditures. Some countries have adopted and may in the future adopt austerity or stimulus programs that could positively or negatively affect Varex’s results from period to period, making it difficult for investors to compare its financial results. In addition, actions taken by the current U.S. administration, and the pending withdrawal of the United Kingdom from the European Union (“EU”) may also create global economic uncertainty, which may cause our customers to reduce their spending, which in turn, could adversely affect our business, financial condition, operating results, and cash flows. An uncertain economic environment may also disrupt supply or affect our service business, as customers’ constrained budgets may result in pricing pressure, extended warranty provisions, and even cancellation of service contracts.
In addition, concerns over continued economic instability could make it more difficult for Varex to collect outstanding receivables. A weak or deteriorating healthcare market would inevitably materially and adversely affect Varex’s business, financial conditions, and results of operations.
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
Varex recently transitioned from an “emerging growth company” to a “large accelerated filer.” As a large accelerated filer, the Sarbanes-Oxley Act requires that Varex, among other things, establish and maintain effective internal controls and procedures for financial reporting and disclosure purposes. Internal control over financial reporting is complex and may be revised over time to adapt to changes in Varex’s business or changes in applicable accounting rules. As described in the following risk factor, in preparation for its first full year of Sarbanes-Oxley Act compliance, Varex identified material weaknesses in its internal control over financial reporting. Varex cannot assure that its internal control over financial reporting will be effective in the future or that additional material weaknesses will not be discovered with respect to a prior period for which it had previously believed that internal controls were effective.
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
Varex identified material weaknesses in our internal control related to ineffective information technology general and business processes controls which, if not remediated appropriately or timely, could result in loss of investor confidence and adversely impact our stock price.
Notably, as further described in Item 9A of this report, during Varex's year end financial reporting process, management and Varex’s internal auditors determined that Varex did not appropriately design controls in response to the risk of material misstatements. As a result, management and Varex’s internal auditors identified material weaknesses related to ineffective information technology general controls (“ITGCs”) in the areas of user access and program change-management over certain information technology (“IT”) systems that support the Company’s financial reporting processes. Management and Varex's internal auditors also identified business process control deficiencies which independently, as well as when combined with the material weaknesses in ITGCs, resulted in material weakness in the areas of customer order entry and pricing, cycle count programs, capitalization of manufacturing variances, our German operations and the financial close process. As a result, management concluded that Varex's internal control over financial reporting was not effective as of September 28, 2018. These deficiencies did not result in a material misstatement to the consolidated financial statements, however, until remediated, these deficiencies could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected on a timely basis. There can be no assurance that the remedial measures being implemented by Varex's management will be successful. If Varex is unable to remediate the material weaknesses, or is otherwise unable to maintain effective internal control over financial reporting or disclosure controls and procedures, Varex's ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected, which could subject Varex to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and adversely impact our stock price.

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
Most of Varex’s products are non-classified or Class I devices, with a small number of software products designated as Class II devices. Generally, Varex’s manufacturing operations for medical devices, and those of its third-party manufacturers, are required to comply with the Quality System Regulations (“QSR”) of the U.S. Food and Drug Administration (“FDA”), as well as other federal and state regulations for medical devices and radiation-emitting products. The FDA makes announced and unannounced periodic and on-going inspections of medical device manufacturers to determine compliance with QSR and, in connection with these inspections, issues reports known as Form FDA 483 reports when the FDA believes the manufacturer has failed to comply with applicable regulations and/or procedures. If observations from the FDA issued on Form FDA 483 reports are not addressed and/or corrective action is not taken in a timely manner and to the FDA’s satisfaction, the FDA may issue a Warning Letter and/or proceed directly to other forms of enforcement action. Similarly, if a Warning Letter were issued, prompt corrective action to come into compliance would be required. Failure to respond in a timely manner to Form FDA 483 observations, a Warning Letter, or any other notice of noncompliance and to promptly come into compliance could result in the FDA bringing an enforcement action, which could include the total shutdown of Varex’s production facilities, denial of importation rights to the United States for products manufactured in overseas locations, adverse publicity, and criminal and civil fines. The expense and costs of any corrective actions that Varex may take, which may include product recalls, correction and removal of products from customer sites, and/or changes to its product manufacturing and quality systems, could materially and adversely impact Varex’s financial results and may also divert management resources, attention, and time. Additionally, if a Warning Letter were issued, customers could delay purchasing decisions or cancel orders, and Varex could face increased pressure from its competitors, who could use the Warning Letter against Varex in competitive sales situations, either of which could materially and adversely affect Varex’s reputation, business, and stock price.
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
For Varex to market its products internationally, Varex must obtain clearances or approvals for products and product modifications. These processes (including, for example, in the EU, the European Economic Area (“EEA”), Switzerland, Brazil, Australia, China, Japan and Canada) can be time consuming, expensive and uncertain, which can delay Varex’s ability to market products in those countries. Delays in the receipt of or failure to receive regulatory approvals, the inclusion of significant limitations on the indicated uses of a product, the loss of previously obtained approvals or failure to comply with existing or future regulatory requirements could restrict or prevent Varex from doing business in a country or subject Varex to a variety of enforcement actions and civil or criminal penalties, which would materially and materially and adversely affect its business. In addition, compliance with changing regulatory schemes, such as what may occur in connection with Brexit, may add additional complexity, cost and delays in marketing or selling Varex’s products. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations and, given the lack of comparable precedent, it is unclear what financial, regulatory and legal implications the withdrawal of the United Kingdom from the EU would have and how such withdrawal would affect Varex.
Within the EU/EEA, Varex must obtain, and in turn affix, a CE mark certification, which is a European marking of conformity that indicates that a product meets the essential requirements of the Medical Device Directive. Compliance with the Medical Device Directive is done through a self-certification process that is then verified by an independent certification body called a “Notified Body,” which is an organization empowered by the legislature to conduct this verification. Once the CE mark is affixed, the Notified Body will regularly audit Varex to ensure that it remains in compliance with the applicable European laws and Medical Device Directive. By affixing the CE mark to its product, Varex is certifying that its products comply with the laws and regulations required by the EU/EEA countries, thereby allowing the free movement of its products within these countries and others that accept

CE mark standards. If Varex cannot support its performance claims and demonstrate compliance with the applicable European laws and the Medical Device Directive, Varex would lose its right to affix the CE mark to its products, which would prevent Varex from selling its products within the EU/EEA/Switzerland territory and in other countries that recognize the CE mark. In April 2017, the European Commission adopted two new regulations on medical devices. EU Medical Device Regulations, which will enter into force in 2020, replaced Medical Device Directive 93/42/EEC and Active Implantable Medical Device 90/385/EEC, and will enter into force in 2022. These new regulations impose stricter requirements for placing medical devices in the EU market, as well as for Notified Bodies. Varex may be subject to risks associated with additional testing, modification, certification, or amendment of its existing market authorizations, or Varex may be required to modify products already installed at its customers’ facilities to comply with the official interpretations of these revised regulations.
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
Anti-corruption laws and regulations. Varex is subject to the U.S. Foreign Corrupt Practices Act and anti-corruption laws, as well as similar laws in foreign countries, such as the U.K. Bribery Act and the Law On the Fundamentals of Health Protection in the Russian Federation. In general, there is a worldwide trend to strengthen anti-corruption laws and their enforcement, and the healthcare industry and medical equipment manufacturers have been particular targets of these investigation and enforcement efforts. Any violation of these laws by Varex or its agents or distributors could create substantial liability for Varex, subject its officers and directors to personal liability, and cause a loss of reputation in the market. Transparency International’s 2017 Corruption Perceptions Index measured the degree to which public sector corruption is perceived to exist in 180 countries/territories around the world and found that two-thirds of the countries in the index, including many that Varex considers to be high-growth areas for Varex’s products, such as China and India, scored below 50 on a scale from 100 (very clean) to 0 (highly corrupt). Varex currently operates in many countries where the public sector is perceived as being more or highly corrupt. Varex’s strategic business plans include expanding its business in regions and countries that are rated as higher risk for corruption activity by Transparency International. Becoming familiar with and implementing the infrastructure necessary to comply with laws, rules, and regulations applicable to new business activities and mitigating and protecting against corruption risks could be quite costly. In addition, failure by Varex or its agents or distributors to comply with these laws, rules, and regulations could delay its expansion into high-growth markets and could materially and adversely affect its business. This notwithstanding, Varex will inevitably do more business, directly and potentially indirectly, in countries where the public sector is perceived to be more or highly corrupt and will be engaging in business in more countries perceived to be more or highly corrupt. Increased business in higher-risk countries could subject Varex and its officers and directors to increased scrutiny and increased liability from its business operations.
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
Many of Varex’s products have a long production cycle, and Varex needs to anticipate demand for its products to ensure adequate manufacturing or testing capacity. If Varex is unable to anticipate demand, and its manufacturing or testing capacity does not keep pace with product demand, Varex will not be able to fulfill orders in a timely manner, which may negatively impact its financial results and overall business. Conversely, if demand for Varex’s products decreases, the fixed costs associated with excess manufacturing capacity may harm its financial results, including by decreasing gross margins and increasing research and development costs as a percentage of revenue.
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
Varex designs, manufactures, sells, and services Linatron® X-ray accelerators, image-processing software, and image detection products for security and inspection, such as cargo screening at ports and borders and nondestructive examination for a variety of applications, as well as industrial applications. Varex generally sells security and inspection products to OEMs who incorporate its products into their inspection systems, which are then sold to customs and other government agencies, as well as to commercial organizations in the casting, power, aerospace, chemical, petro-chemical, and automotive industries. Varex believes growth in its security and inspection products will be driven by security cargo screening and border protection needs, as well as by the needs of customs agencies to verify shipments for assessing duties and taxes. This business is heavily influenced by domestic and international government policies on border and port security, political change, and government budgets. In addition, Varex believes growth in this product line may be driven in part by industrial customers engaged in 3-D printing, which, as a developing market, may be difficult to predict. Orders for Varex’s security and inspection products have been and may continue to be unpredictable, as governmental agencies may place large orders with Varex or its OEM customers in a short time period and then may not place any orders for a long time period thereafter. Because it is difficult to predict Varex’s OEM customer delivery, the actual timing of sales and revenue recognition varies significantly. The market for border protection systems has slowed significantly, and end customers, particularly in oil-based economies and war zones in which Varex has a significant customer base, are delaying system deployments or tenders and considering moving to alternative sources, resulting in a decline in the demand for security and inspection products.
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
In addition, Varex’s international locations expose it to higher security risks compared to its United States locations, which could result in both harm to its employees and contractors or substantial costs. Some of its services are performed in or adjacent to high-risk locations where the country or location and surrounding area is suffering from political, social, or economic turmoil, war or civil unrest, or has a high level of criminal or terrorist activity. In those locations where Varex has employees or operations, Varex may incur substantial costs to maintain the safety of its personnel. Despite these precautions, the safety of its personnel in these locations may continue to be at risk, and Varex may in the future suffer the loss of employees and contractors, which could harm its business reputation and operating results.
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
As a manufacturer and seller of medical devices and devices emitting radiation or utilizing radioactive by-product material, Varex and some of Varex’s suppliers and distributors are subject to extensive regulation by United States governmental authorities, such as the FDA, the Nuclear Regulatory Commission (“NRC”), and state and local regulatory agencies, which is intended to ensure the devices are safe and effective and comply with laws governing products which emit, produce, or control radiation. These regulations govern, among other things, the design, development, testing, manufacturing, packaging, labeling, distribution, import/export, sale, and marketing and disposal of Varex’s products. Varex is also subject to international laws and regulations that apply to manufacturers of radiation-emitting devices and products utilizing radioactive materials. These are often comparable to, if not more stringent than, the equivalent regulations in the United States.
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
Typically, Varex’s OEM customers are responsible for obtaining 510(k) pre-market notification clearance on their systems that integrate Varex products, the substantial majority of which are Class I devices. A small portion of Varex’s products, however, is software that is classified as a Class II device subject to 510(k) clearance. Unless an exception applies, Varex may be required by FDA regulations to obtain a 510(k) pre-market notification clearance in connection with the manufacture of a new medical device or a new indication for use of, or other significant change in, an existing currently marketed medical device before it can market or sell those products in the United States. Modifications or enhancements to a product that could significantly affect its safety or effectiveness, or that would constitute a major change in the intended use of the device, technology, materials, labeling, packaging, or manufacturing process also require a new 510(k) clearance. Although manufacturers make the initial determination whether a change to a cleared device requires a new 510(k) clearance, Varex cannot ensure that the FDA will agree with its decisions not to seek additional approvals or clearances for particular modifications to its products or that Varex will be successful in obtaining new 510(k) clearances for modifications. Obtaining clearances or approvals is time consuming, expensive, and uncertain. Varex may not be able to obtain the necessary clearances or approvals or may be unduly delayed in doing so, which could harm its business. Furthermore, even if Varex is granted regulatory clearances or approvals, they may include significant limitations on the indicated uses of the product, which may limit the market for the product. If Varex is unable to obtain required FDA clearance or approval for a product or is unduly delayed in doing so, or the uses of that product were limited, Varex’s business could suffer.

Disruption of critical information systems or material breaches in the security of Varex’s systems may materially and adversely affect its business and customer relations.
Information technology (including technology from third party providers) helps Varex operate efficiently, interface with and support its customers, maintain financial accuracy and efficiency, and produce its financial statements. In the ordinary course of our business, we collect, process and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, third parties accessing our website, patient data and personally identifiable information of our customers and employees, in our data centers, and on our networks, as well as third party off-site infrastructure. Despite our security measures, there is an increasing threat of information security attacks, including from computer viruses or other malicious codes, unauthorized access attempts, and cyber-attacks that pose risks to companies, including Varex. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently, have become increasingly sophisticated and generally are not recognized until launched against a target, Varex may be unable to anticipate these techniques or to implement adequate preventative measures, which could result in data leaks or otherwise compromise our confidential or proprietary information and disrupt our operations. If Varex does not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure, Varex could be subject to, among other things, transaction errors, processing inefficiencies, the loss of customers, business disruptions, or the loss of or damage to intellectual property through a security breach or misappropriation of intellectual property. Such security breaches could expose Varex to a risk of loss of information, litigation, and possible liability to employees, customers, and/or regulatory authorities. If Varex’s data management systems do not effectively collect, secure, store, process, and report relevant data for the operation of its business, whether due to equipment malfunction or constraints, software deficiencies, or human error, Varex’s ability to effectively plan, forecast, and execute its business plan and comply with applicable laws and regulations will be impaired, perhaps materially. Any such impairment could materially and adversely affect Varex’s financial condition, results of operations, cash flows, and the timeliness with which Varex reports its operating results internally and externally.
Moreover, Varex uses certain cloud-based software. A security breach, whether of Varex’s products, of Varex’s customers’ network security and systems, or of third-party hosting services could disrupt access to Varex’s customers’ stored information and could lead to the loss of, damage to or public disclosure of Varex’s customers’ stored information, including patient health information. Such an event could have serious negative consequences, including possible patient injury, regulatory action, fines, penalties and damages, reduced demand for Varex’s solutions, an unwillingness of its customers to use its solutions, harm to its reputation and brand, and time-consuming and expensive litigation, any of which could have a material and adverse effect on Varex’s financial results.
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
Varex conducts some of its activities, including manufacturing, research and development, administration, and data processing at facilities located in areas that have in the past experienced or may in the future experience natural disasters. Varex’s insurance coverage for such disasters may not be adequate or continue to be available at commercially-reasonable terms, or at all. A major disaster (such as a major fire, hurricane, earthquake, flood, tsunami, volcanic eruption or terrorist attack) affecting Varex’s facilities, or those of its suppliers, could significantly disrupt its operations and delay or prevent product manufacture and shipment during the time required to repair, rebuild, or replace its or its suppliers’ damaged manufacturing facilities. These delays could be lengthy and costly. If any of Varex’s customers’ facilities are adversely affected by a disaster, shipments of its products could be delayed. Additionally, customers may delay purchases of Varex’s products until its operations return to normal. For example, following the earthquake and tsunami disasters in Japan in 2011, the operations of Canon Medical Systems, our largest customer, were impacted, and, as a consequence, orders to and product shipment from our business were delayed for several months. Even if Varex's suppliers or customers are able to quickly respond to a disaster, the ongoing effects of the disaster could create some uncertainty in the operations of its business. In addition, Varex’s facilities may be subject to a shortage of available electrical power and other energy supplies. Any shortages may increase its costs for power and energy supplies or could result in blackouts, which could disrupt the operations of its affected facilities and harm its business. Further, Varex’s products are typically shipped from a limited number of ports, and any disaster, strike, or other event blocking shipment from these ports could delay or prevent shipments and harm its business. In addition, concerns about terrorism, the effects of a terrorist attack, political turmoil, or an outbreak of epidemic diseases could have a negative effect on Varex’s business operations, those of its suppliers and customers, and the ability to travel, resulting in adverse consequences on its revenues and financial performance.

Certain provisions in Varex’s Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws, and of Delaware law, may prevent or delay an acquisition of Varex, which could decrease the trading price of Varex’s common stock.
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

•
the requirement that the affirmative vote of stockholders holding at least 66 2/3% of Varex’s voting stock is required to amend certain provisions in Varex’s amended and restated certificate of incorporation (relating to the term and removal of its directors, the filling of its board vacancies, the calling of special meetings of stockholders, stockholder action by written consent, the elimination of liability of directors to the extent permitted by Delaware law and indemnification of directors and officers); although this requirement will fall away on the completion of the 2021 annual meeting of stockholders, after which Varex's Amended and Restated Certificate of Incorporation may be amended by the affirmative vote of the holders of at least a majority of the outstanding voting stock.

In addition, because Varex did not elect to be exempt from Section 203 of the Delaware General Corporation Law (the “DGCL”), this provision could also delay or prevent a change of control that stockholders may favor. Section 203 provides that, subject to limited exceptions, persons that acquire, or who are affiliated with a person that acquires, more than 15% of the outstanding voting stock of a Delaware corporation (an “interested stockholder”) shall not engage in any business combination with that corporation, including by merger, consolidation, or acquisitions of additional shares, for a three-year period following the date on which the person became an interested stockholder, unless: (i) prior to such time, the board of directors of such corporation approved either the business combination or the transaction that resulted in the stockholder becoming an interested stockholder; (ii) upon consummation of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of such corporation at the time the transaction commenced ; or, (iii) on or subsequent to such time the business combination is approved by the board of directors of such corporation and authorized at a meeting of stockholders by the affirmative vote of at least two-thirds of the outstanding voting stock of such corporation not owned by the interested stockholder.
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
In addition, an acquisition or further issuance of Varex’s stock could trigger the application of Section 355(e) of the Internal Revenue Code of 1986, causing the distribution to be taxable to Varian. Under the Tax Matters Agreement, entered into by Varex and Varian in connection with the separation, Varex would be required to indemnify Varian for the resulting tax, and this indemnity obligation might discourage, delay, or prevent a change of control that Varex stockholders may consider favorable.
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
Other significant changes have occurred and are likely to continue to occur in Varex’s cost structure, management, financing, and business operations as a result of operating as a company separate from Varian, including as a result of additional costs incurred by Varex as a result of the separation.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our business is primarily located in Salt Lake City, Utah, where we own approximately 1.6 million square feet of land and approximately 494,000 square feet of space used for manufacturing, administrative functions and research and development, for both our Medical and Industrial segments. We also own or lease 32 other facilities throughout North America, Europe and Asia (located in 8 states and 15 foreign countries) that comprise over 2 million square feet of manufacturing facilities, warehouses, sales and service, research and development and office space, which are used for our Medical and/or Industrial segments, depending on the location.
In addition to our location in Salt Lake City, Utah, primary owned facilities include approximately 222,000 square feet of land in Las Vegas, Nevada and approximately 61,000 square feet in Franklin Park, Illinois, both which are used for manufacturing and administrative functions for our Industrial segment.
Primary leased facilities include approximately 144,000 square feet in Laguna, Philippines, approximately 73,000 square feet in Santa Clara, California, approximately 46,000 square feet in Wuxi, China, approximately 47,000 square feet in Dinxperlo, the Netherlands, approximately 34,000 square feet in Bremen, Germany and approximately 34,000 of square feet in Walluf, Germany, all of which are used for manufacturing and administrative functions for our Medical and Industrial segments.
Item 3. Legal Proceedings
From time to time, we are involved in legal proceedings arising in the ordinary course of business or otherwise. We do not believe that any material liability will be imposed as a result of these matters. If actual liabilities significantly exceed the estimates made, our combined financial position, results of operations, comprehensive earnings or cash flows could be materially and adversely affected. Legal expenses relating to legal matters are expensed as incurred. See “Risk Factors- Unfavorable results of legal proceedings could materially and adversely affect our financial results.”
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Varex's common stock is traded on the NASDAQ Global Select Market (the “NASDAQ”) under the symbol “VREX.”
Since our inception, we have not paid any cash dividends and have no current plan to pay cash dividends on Varex common stock. As of November 19, 2018, there were 1,763 holders of record of Varex common stock.
This graph shows the total return on VREX common stock since listing on NASDAQ on January 20, 2017, with comparative total returns for the Russell 2000 Index (“RUT”) and the Dow Jones Medical Equipment Index (“DJUSAM”). The graph below assumes that $100.00 was invested on January 20, 2017 in our common stock and the companies listed in the RUT and the DJUSAM, as well as a reinvestment of dividends paid on such investments throughout the period.
Item 6. Selected Financial Data
On January 28, 2017, we separated from Varian. Prior to the date of separation, the financial statements were prepared on a stand-alone basis and derived from Varian’s consolidated financial statements as we operated as part of Varian.
The following data, in so far as it relates to each of the fiscal years from 2014 through 2018, has been derived from annual financial statements, including the consolidated balance sheets at September 28, 2018 and September 29, 2017 and the related consolidated statements of earnings, of comprehensive earnings, and of cash flows for the fiscal years 2018, 2017 and 2016 and notes thereto appearing elsewhere herein. In addition, the following financial data should be read in conjunction with our consolidated financial statements and the accompanying notes and the MD&A included elsewhere herein.

Summary of Operations:	Fiscal Years
(In millions, except per share amounts)	2018	2017(1)	2016	2015	2014
Revenues	$773.4	$698.1	$620.1	$632.3	$685.2
Gross margin	$253.9	$253.5	$248.4	$250.6	$278.6
Earnings before taxes	25.7	74.8	105.0	127.6	174.2
Taxes on earnings	(2.6)	22.8	36.0	46.8	64.1
Net earnings	28.3	52.0	69.0	80.8	110.1
Less: Net earnings attributable to noncontrolling interests	0.8	0.4	0.5	0.8	—
Net earnings attributable to Varex	$27.5	$51.6	$68.5	$80.0	$110.1
Net earnings per share attributable to Varex
Net earnings per share - basic	$0.73	$1.37	$1.83	$2.14	$2.94
Net earnings per share - diluted	$0.72	$1.36	$1.82	$2.12	$2.92
Financial Position at Fiscal Year End:
Working capital	$306.1	$343.5	$282.1	$237.5	$201.8
Total assets	987.9	1,040.1	622.4	583.6	433.1
Total debt (excluding current maturities, net of deferred costs)	364.8	463.9	—	—	—

(1)	The summary of operations for fiscal year 2017 includes operating results from the Acquired Detector Business for the period from May 1, 2017 through September 29, 2017.
Selected Quarterly Financial Data (Unaudited)
The following table sets forth selected financial data from our unaudited quarterly consolidated statements of earnings for the eight quarters ended fiscal year 2018. The information for each quarter has been derived from unaudited financial statements and in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the unaudited interim periods and includes certain reclassifications and rounding differences. The quarterly data should be read together with our consolidated financial statements and related notes appearing elsewhere in this annual report.

	Fiscal Year 2018
(In millions, except per share amounts, unaudited)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Total revenues	$176.2	$201.2	$191.2	$204.8	$773.4
Gross margin	$61.5	$70.1	$63.0	$59.3	$253.9
Net earnings	$11.4	$12.3	$3.9	$0.7	$28.3
Net earnings attributable to Varex	$11.3	$12.2	$3.8	$0.2	$27.5
Net earnings per share - basic	$0.30	$0.32	$0.10	$0.01	$0.73
Net earnings per share - diluted	$0.30	$0.32	$0.10	$0.01	$0.72

	Fiscal Year 2017
(In millions, except per share amounts, unaudited)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Total revenues	$157.4	$154.8	$170.1	$215.7	$698.1
Gross margin	$58.8	$57.6	$59.5	$77.8	$253.5
Net earnings	$11.2	$15.0	$10.7	$15.1	$52.0
Net earnings attributable to Varex	$11.1	$15.0	$10.6	$15.0	$51.6
Net earnings per share - basic	$0.30	$0.40	$0.28	$0.40	$1.37
Net earnings per share - diluted	$0.29	$0.40	$0.28	$0.39	$1.36

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Basis of Presentation
We became an independent publicly-traded company in January 2017 following our separation from Varian and subsequent distribution of shares of our common stock to Varian shareholders. We are listed on The NASDAQ Global Select Market under the ticker “VREX” with 37.4 million shares of common stock having been distributed to Varian shareholders.
Prior to the separation, we operated as part of Varian and not as a stand-alone company. Accordingly, certain shared costs have been allocated to us and are reflected as expenses in the accompanying financial statements for fiscal year 2016 and for part of fiscal year 2017. Management considers the allocation methodologies used to be reasonable and appropriate reflections of the related expenses attributable to us for purposes of the carve-out financial statements; however, the expenses reflected in these financial statements may not be indicative of the actual expenses that would have been incurred during the periods presented if we had operated as a separate stand-alone entity. The allocation methods include revenue, headcount, actual usage of services, and others. In addition, the expenses reflected in the financial statements may not be indicative of expenses that will be incurred by us in the future.
Our Business
Our products are sold in three geographic regions: The Americas, EMEA, and APAC. The Americas includes North America (primarily the United States) and Latin America. EMEA includes Europe, Russia, the Middle East, India and Africa. APAC includes Asia and Australia. Revenues by region are based on the known final destination of products sold.
On May 1, 2017, we completed the acquisition of the Acquired Detector Business for net cash consideration of $271.8 million (the “Acquired Detector Business”). The acquisition consisted of PerkinElmer Medical Holdings, Inc. and Dexela Limited, together with certain assets of PKI and its direct and indirect subsidiaries relating to digital flat panel X-ray detectors that serve as components for industrial, medical, dental and veterinary X-ray imaging systems.
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
Medical
In our Medical business segment, we design, manufacture, sell and service X-ray imaging components for use in a range of radiographic and fluoroscopic imaging applications, computed tomography (“CT”), mammography, oncology, cardiac, surgery, dental and computer-aided detection. We provide a broad range of X-ray imaging components for Medical customers, including X-ray tubes, digital detectors, high voltage connectors, image-processing software and workstations, computer-aided diagnostic software, collimators, automatic exposure control devices, generators, ionization chambers and buckys.
A significant portion of our revenues come from the sales of high-end X-ray tubes used in CT imaging and high-end dynamic digital detectors used in fluoroscopic and 3-D dental imaging applications. These upper-tier imaging components are characterized by increased levels of technological complexity, engineering and intellectual property that typically allow these products to have a higher sales price and gross margin.
The digital detector market continues to mature from initial product introductions more than 15 years ago. For the past few years, we have experienced price erosion for these products, predominantly in the highly-competitive market for lower-tier radiographic detectors. We anticipate this trend will continue in the foreseeable future.
Our X-ray imaging components are primarily sold to imaging system original equipment manufacturer (“OEM”) customers that incorporate them into their X-ray imaging systems for a number of modalities. To a much lesser extent, we also sell our X-ray imaging components to independent service companies, distributors and directly to end-users for replacement purposes.
In China, the government is broadening the availability of healthcare services throughout the country. As a result, the number of diagnostic X-ray imaging systems, including CT, has grown significantly. For fiscal year 2018, approximately 10% of our revenues came from X-ray imaging components shipped to China-based OEMs and distributors. We are developing CT tubes and related subsystems for Chinese OEMs as they introduce new CT imaging systems in China. We anticipate that China-based revenues will continue to increase as a percentage of our revenues.

Industrial
In our Industrial business segment, we design, manufacture, sell and service products for use in security and industrial inspection applications, such as airport security, cargo screening at ports and borders and nondestructive examination in a variety of applications. The products include Linatron® X-ray linear accelerators, X-ray tubes, digital detectors, high voltage connectors and image-processing software that we generally sell to OEM customers that incorporate these products into their X-ray inspection systems.
The security market primarily consists of airport security (screening of carry-on baggage, checked baggage and palletized cargo) and cargo screening at ports and borders. The end customers for border protection systems are typically government agencies, many of which are in oil-based economies and war zones.
The non-destructive testing market utilizes X-ray imaging to scan items for inspection of manufacturing defects and product integrity in a wide range of industries including aerospace, automotive, food packaging, oil and gas, metal castings and 3D printing. We provide X-ray sources, digital detectors, high voltage connectors and image processing software to OEM customers, system integrators and manufacturers. In addition, new applications for X-ray sources are being developed, such as sterilization of food and its packaging.
Fiscal Year
Our fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 2018 was the 52-week period that ended September 28, 2018, fiscal year 2017 was the 52-week period ended September 29, 2017, and fiscal year 2016 was the 52- week period ended September 30, 2016. Set forth below is a discussion of our results of operations for fiscal years 2018, 2017 and 2016.
Discussion of Results of Operations for Fiscal Year 2018 and 2017
Revenues

	Fiscal Years
(In millions)	2018	2017	$ Change	% Change
Medical	$602.0	$556.9	$45.1	8%
Industrial	171.4	141.2	30.2	21%
Total revenues	$773.4	$698.1	$75.3	11%
Medical as a percentage of total revenues	78%	80%
Industrial as a percentage of total revenues	22%	20%
Medical revenues increased $45.1 million primarily due to an increase in sales of high-end radiographic digital detectors with the addition of the Acquired Detector Business, and from increased sales of X-ray tubes and high voltage cables. These increases in medical revenues were partially offset by a decrease in sales of 3-D dental digital detectors and low-end radiographic. Notably, in fiscal year 2018, we also saw an increase in shipments of CT tubes to our OEM customers in China and expect the volume of such shipments to further increase in fiscal year 2019.
Industrial revenues increased $30.2 million due to increased sales of digital detectors from the addition of the Acquired Detector Business, and from increased sales of high-voltage industrial cables. These increases were partially offset by a decrease of industrial digital detectors.

Revenues by Region

	Fiscal Years
(In millions)	2018	2017	$ Change	% Change
Americas	$275.8	$239.8	$36.0	15%
EMEA	254.5	219.5	35.0	16%
APAC	243.1	238.8	4.3	2%
Total revenues	$773.4	$698.1	$75.3	11%
Americas as a percentage of total revenues	36%	34%
EMEA as a percentage of total revenues	33%	31%
APAC as a percentage of total revenues	31%	34%
The Americas revenues increased $36.0 million primarily due to increased sales of digital detectors from the addition of the Acquired Detector Business. EMEA revenues increased $35.0 million primarily due to increased sales of digital detectors from the addition of the Acquired Detector Business partially offset by lower sales of security and inspection products and digital detectors. APAC revenues increased $4.3 million due to increased sales of digital detectors from the addition of the Acquired Detector Business and higher sales of X-ray tubes, partially offset by lower sales of digital detectors.
Gross Margin

	Fiscal Years
(In millions)	2018	2017	$ Change	% Change
Medical	$190.5	$193.6	$(3.1)	(2)%
Industrial	63.4	59.9	3.5	6%
Total gross margin	$253.9	$253.5	$0.4	—%
Medical gross margin %	31.6%	34.8%
Industrial gross margin %	37.0%	42.4%
Total gross margin %	32.8%	36.3%
The decrease in total gross margin percentage was due primarily to a product mix shift to lower margin products, restructuring charges of $7.3 million, including inventory markdowns of $3.1 million, higher digital detector product and indirect costs in our Santa Clara facility and the impact of tariffs in the fourth quarter. The decrease in medical gross margin percentage were primarily due to product mix shifts towards lower margin X-ray tubes and higher digital detector unit products costs in our Santa Clara facility. The decrease in industrial gross margin percentage were primarily due to product mix shifts towards lower margin cargo scanning products and price erosion in this same product category.
Operating Expenses

	Fiscal Years
(In millions)	2018	2017	$ Change	% Change
Research and development	$83.0	$67.3	$15.7	23%
As a percentage of total revenues	10.7%	9.6%
Selling, general and administrative (1)	$126.4	$102.5	$23.9	23%
As a percentage of total revenues	16.3%	14.7%
Operating expenses	$209.4	$169.8	$39.6	23%
As a percentage of total revenues	27.1%	24.3%

(1)	Selling, general and administrative expenses include $0 million and $12.4 million of corporate costs allocated to us by Varian in fiscal years 2018 and 2017, respectively.
Research and Development
The increase in research and development expenses as a percentage of revenue was due to the continued acceleration and development of digital detector projects and prototype materials costs for CT X-ray tubes. We are committed to investing in the business to support long-term growth and believe long-term research and development expenses of approximately 8% to 10% of annual revenues is the appropriate range that will allow us to innovate and bring new products to market for our global OEM customers.
Selling, General and Administrative
Selling, general and administrative expenses as a percentage of total revenues increased primarily as a result of approximately $9.4 million of restructuring and impairment charges related to the Acquired Detector Business, increased amortization of intangible assets, increased share-based compensation expense and an increase in costs related to implementation of certain productivity initiatives. See Note 4 (“Restructuring”) included in the notes to our consolidated financial statements for further information.
Interest and Other Income (Expense), Net
The following table summarizes our interest and other income (expense), net:

	Fiscal Years
(In millions)	2018	2017	$ Change
Interest income	$0.2	$0.2	$—
Interest expense	(21.7)	(12.3)	(9.4)
Other income (expense), net	2.7	3.2	(0.5)
Interest and other expenses, net	$(18.8)	$(8.9)	$(9.9)
The increase in interest and other income (expense), net was primarily due to higher interest expense as a result of higher weighted average interest rates and higher weighted average outstanding borrowings under our credit agreement and foreign currency translation losses, partially offset by income from equity method investments.
Taxes on Earnings

	Fiscal Years
	2018	2017
Effective tax rate	(10.1)%	30.5%
     We had an income tax benefit of $2.6 million and an income tax expense of $22.8 million for the year ended September 28, 2018 and September 29, 2017, respectively, for effective rates of (10.1)% and 30.5%, respectively.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“U.S. Tax Reform”) was enacted in the U.S. which significantly revised the U.S. corporate income tax structure. Among the revisions impacting our effective tax rate are a lower U.S. corporate statutory rate going from 35% to 21% effective January 1, 2018 and changes to the way foreign earnings are taxed. As a September fiscal year filer, the lower corporate income tax rate has been phased in resulting in a U.S. statutory federal rate of 24.5% for the fiscal year ended September 28, 2018.
During fiscal year 2018, our effective tax rate varied from the U.S. federal statutory rate of 24.5% primarily because of the favorable impact of changes to the U.S. corporate tax structure resulting from U.S. Tax Reform. The effective tax rate also differs from the U.S. federal statutory rate due to increases resulting from U.S. state income tax expense, losses in certain foreign jurisdictions for which no benefit is recognized, earnings in other foreign jurisdictions that are taxed at higher rates, and limitations on the deductibility of officers' compensation. These are offset by decreases due to U.S. research and development credits, tax windfalls for share-based compensation, and the release of a valuation allowance against loss carryforwards in certain foreign jurisdictions.
During fiscal year 2017, our effective tax rate varied from the U.S. federal statutory rate of 35% primarily because of a difference in the mix of earnings by jurisdiction, and overall global tax structure for Varex as a stand-alone company compared to the prior year when it was part of Varian. It was also impacted by the benefit of adjustments to certain deferred tax assets and the release of valuation allowances in jurisdictions where increased earnings allowed for the utilization of net operating loss carryforwards.
During the fiscal year, as a result of U.S. Tax Reform, we recorded income tax expense of $3.7 million for the tax on the deemed repatriation of deferred foreign earnings offset by a tax benefit of $10.9 million due to the revaluation of net deferred taxes.
The changes included in the U.S. Tax Reform are broad, complex, and subject to interpretation. In addition, the calculation of the impact of certain provisions is dependent on amounts that, while they can be reasonably estimated, will only become final at the end of future accounting periods. On December 22, 2017, the SEC issued SAB 118, allowing registrants to consider the estimated impact of the U.S. legislation as “provisional” when it does not have the information necessary to complete the accounting for the change in tax law. In accordance with SAB 118, the tax on the deemed repatriation of foreign earnings of $3.7 million and the benefit of $10.9 million for the revaluation of net deferred taxes recorded in the year ended September 28, 2018 represent our best and reasonable estimate based on interpretation of the U.S. legislation, are considered provisional, and will be finalized before December 22, 2018.
Certain other provisions included in the U.S. Tax Reform have later effective dates for fiscal year filers and may have an impact on our future effective tax rate. These include, but are not limited to, the repeal of the deduction for domestic production and changes in the taxation of foreign earnings. The Company is in the process of analyzing the effects of these provisions including GILTI (global intangible low-taxed income), BEAT (base-erosion anti-abuse tax), FDII (foreign-derived intangible income), limitations on interest expense deductions (if certain conditions apply), and other components of the U.S. Tax Reform. We have elected to account for GILTI as a period cost if and when incurred pursuant to the exposure draft issued by the FASB in January 2018. Other future adjustments to tax expense may include the impact of actions we may take as a result of the U.S. Tax Reform.
As a result of the changes to the U.S. taxation of foreign earnings included in the U.S. Tax Reform, we have re-evaluated our previous indefinite reinvestment assertion with respect to these earnings. The outcome of this evaluation resulted in us revoking our assertion for current and future earnings for all countries while maintaining the assertion that historic earnings are indefinitely reinvested outside the U.S. Due to the level of earnings available for repatriation, the treaty benefits applicable to jurisdictions in which those earnings are located, our U.S. state income tax profile, and the now favorable U.S. tax treatment of repatriated foreign earnings, no deferred tax liability is necessary and so has not been recorded related to the potential repatriation. As a number of states are still making legislative changes in response to the U.S. Tax Reform, and under the guidance provided by SAB 118, this estimate, as well as the assertion itself, are deemed provisional and subject to change until finalized no later than December 22, 2018.
Discussion of Results of Operations for Fiscal Year 2017 and 2016
Revenues

	Fiscal Years
(In millions)	2017	2016	$ Change	% Change
Medical	$556.9	$505.8	$51.1	10%
Industrial	141.2	114.3	26.9	24%
Total revenues	$698.1	$620.1	$78.0	13%
Medical as a percentage of total revenues	80%	82%
Industrial as a percentage of total revenues	20%	18%
Medical revenues increased $51.1 million primarily due to $41.1 million in revenue from the Acquired Detector Business. The remaining increase is due to higher sales of X-ray tubes in APAC, partially offset by lower digital detector sales. Industrial revenues increased $26.9 million primarily due to $20.2 million in revenue from the Acquired Detector Business. The remaining increase is due to higher sales of industrial X-ray tubes and higher service and linear accelerator revenues for our security products. These increases in Industrial revenues were partially offset by a decrease in revenue from industrial detectors.
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
Operating Expenses

	Fiscal Years
(In millions)	2017	2016	$ Change	% Change
Research and development (1)	$67.3	$53.5	$13.8	26%
As a percentage of total revenues	9.6%	8.6%
Selling, general and administrative (2)	$102.5	$85.8	$16.7	19%
As a percentage of total revenues	14.7%	13.8%
Operating expenses	$169.8	$139.3	$30.5	22%
As a percentage of total revenues	24.3%	22.5%

(1)	Research and development expenses include $0.0 million and $1.2 million allocated to us by Varian in Fiscal Years 2017 and 2016, respectively.

(2)	Selling, general and administrative expenses include $12.4 million and $37.7 million of corporate costs allocated to us by Varian in Fiscal Years 2017 and 2016, respectively.
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

Interest and Other Income (Expense), Net
The following table summarizes our interest and other income (expense), net:

	Fiscal Years
(In millions)	2017	2016	$ Change
Interest income	$0.2	$0.3	$(0.1)
Interest expense	(12.3)	(1.9)	(10.4)
Other income (expense), net	3.2	(2.5)	5.7
Interest and other expenses, net	$(8.9)	$(4.1)	$(4.8)
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
We assess our liquidity in terms of our ability to generate cash to fund our operating, including working capital and investing activities. We continue to generate substantial cash from operating activities and believe that our operating cash flow, availability under our existing credit facility, current working capital and other sources of liquidity will be sufficient to allow us to continue to invest in our existing businesses, consummate strategic acquisitions and manage our capital structure on a short and long-term basis. Availability under our credit facility was $172.0 million as of September 28, 2018, although on October 10, 2018, we permanently reduced the revolving credit commitment under the credit facility by $50.0 million. Although we believe that our future cash from operations, together with our access to banking and capital markets, will provide adequate resources to fund our operating and financing needs, our access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including: (i) the liquidity of the overall capital markets and (ii) the current state of the economy. There can be no assurances that we will continue to have access to these markets on terms acceptable to us. See “Risk Factors” for a further discussion. At September 28, 2018 we had $364.8 million in long-term debt and $25.0 million of current maturities of long-term debt, net of deferred issuance costs of $8.2 million. See Note 8 (“Borrowings”) in the notes to our consolidated financial statements for more information regarding our existing credit facility.

Cash and Cash Equivalents
The following table summarizes our cash and cash equivalents:

(In millions)	September 28, 2018	September 29, 2017	$ Change	% Change
Cash and cash equivalents	$51.9	$83.3	$(31.4)	(38)%
Borrowings
The following table summarizes the changes in our debt outstanding:

(In millions)	September 28, 2018	September 29, 2017	$ Change	% Change
Current portion of Term Facility	$25.0	$20.0	$5.0	25%
Revolving Credit Facility	28.0	104.0	(76.0)	(73)%
Long-Term portion of Term Facility	345.0	370.0	(25.0)	(7)%
Total debt outstanding, gross	398.0	494.0	(96.0)	(19)%
Debt issuance costs	(8.2)	(10.1)	1.9	(19)%
Total debt outstanding, net	$389.8	$483.9	$(94.1)	(19)%
Cash Flows

	Fiscal Years
(In millions)	2018	2017	2016
Net cash flow provided by (used in):
Operating activities	$85.3	$74.6	$74.2
Investing activities	(25.8)	(292.0)	(21.6)
Financing activities	(90.4)	263.3	(36.8)
Effects of exchange rate changes on cash and cash equivalents	(0.5)	0.9	0.1
Net increase (decrease) in cash and cash equivalents	$(31.4)	$46.8	$15.9
Net Cash Provided by Operating Activities. Cash from operating activities consists primarily of net earnings adjusted for certain non-cash items, including share-based compensation, depreciation, amortization of intangible assets, deferred income taxes, income and loss from equity investments and the effect of changes in operating assets and liabilities.
For fiscal year 2018, net cash provided by operating activities was $85.3 million and consisted of net earnings of $28.3 million, increases from non-cash items of $51.0 million and decreases from operating assets and liabilities activities of $6.0 million. Operating assets and liabilities activity consisted of decreases in accounts receivables of $9.0 million, prepayments and other assets of $2.0 million and increases in accounts payable of $5.2 million and deferred revenues of $2.4 million, partially offset by decrease in accrued liabilities and other long-term operating liabilities of $10.2 million, and increases in inventories of $2.4 million.
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
Net Cash Used in Investing Activities. Net cash used in investing activities was $25.8 million, $292.0 million, and $21.6 million for the fiscal years 2018, 2017 and 2016, respectively. Net cash used in investing activities for fiscal year 2018 related primarily to an acquisition of an industrial imaging solutions provider for $4.8 million, and capital expenditures for property plant and equipment of $20.4 million. Net cash used in investing activities for fiscal year 2017 related to the Acquired Detector Business for $271.8 million (net of cash acquired) and capital expenditures for property plant and equipment of $20.2 million. Net cash used in investing activities for fiscal year 2016 primarily related to capital expenditures for property plant and equipment of $28.9 million offset by sales of available-for-sale securities of $8.6 million.
Net Cash Provided by (Used in) Financing Activities. Financing activities for the fiscal year 2018 primarily consisted of borrowings under our credit agreements of $10.0 million, repayments of borrowings of $106.0 million, and net proceeds from equity plans of $4.8 million. Financing activities for the fiscal years 2017 primarily consisted of borrowings under our credit agreements of $749.0 million and net transfers from Varian of $5.0 million, partially offset by distributions to Varian of $227.1 million, repayments of borrowings of $255.0 million and payment of debt issuance costs of $11.9 million. Financing activities for the fiscal year 2016 primarily consisted of transfers to Varian of $36.7 million.
Days Sales Outstanding
Trade accounts receivable days sales outstanding (“DSO”) was 68 days and 66 days at September 28, 2018 and September 29, 2017, respectively. Our accounts receivable and DSO are impacted by a number of factors, primarily including the timing of product shipments, collections performance, payment terms, the mix of revenues from different regions and the effects of economic instability.
Contractual Obligations
The following table summarizes, as of September 28, 2018, the total amount of future payments due in various future periods:

	Payments Due by Period
(In millions)	Total	Fiscal Year 2019	Fiscal Years 2020-2021	Fiscal Years 2022-2023	Beyond
Operating lease obligations	$20.2	$5.5	$9.4	$5.0	$0.3
Principal payments on borrowings	398.0	25.0	65.0	308.0	—
DpiX fixed cost commitment	4.1	4.1	—	—	—
Dividends to redeemable interest	4.2	0.6	1.2	1.2	1.2
Total	$426.5	$35.2	$75.6	$314.2	$1.5
We lease office space under non-cancelable operating leases. The leases expire at various dates through 2025, excluding extensions at our option, and contain provisions for rental adjustments, including in certain cases, adjustments based on increases in the Consumer Price Index. The leases generally contain renewal provisions for varying periods of time.
For further discussion regarding our borrowings, see Note 8, “Borrowings” of the Notes to the Consolidated Financial Statements.
In October 2013, we entered into an amended agreement with dpiX and other parties that, among other things, provides us with the right to 50% of dpiX’s total manufacturing capacity produced after January 1, 2014. The amended agreement requires us to pay for 50% of the fixed costs (as defined in the amended agreement), as determined at the beginning of each calendar year. For the remainder of calendar year 2018, we estimate that we have fixed cost commitments of $4.1 million related to this amended agreement. The fixed cost commitment for future periods will be determined and approved by the dpiX board of directors at the beginning of each calendar year. The amended agreement will continue unless the ownership structure of dpiX changes (as defined in the amended agreement).
In October 2015, we committed to grant the noncontrolling shareholders of MeVis: (1) an annual recurring net compensation of €0.95 per MeVis share; and, (2) a put right for their MeVis shares at €19.77 per MeVis share. As of September 28, 2018, noncontrolling shareholders together held approximately 0.5 million shares of MeVis, representing 26.3% of the outstanding shares.
Contingencies
From time to time, we are a party to or otherwise involved in legal proceedings, claims and government inspections or investigations and other legal matters both inside and outside the United States, arising in the ordinary course of our business or otherwise. Such matters are subject to many uncertainties and outcomes are not predictable with assurance.
See Part 1, Item 3 of this Annual Report for additional information regarding legal proceedings and Note 11, “Commitments and Contingencies” in the notes to our consolidated financial statements for further information regarding certain of our contractual obligations and contingencies, which discussion is incorporated herein by reference.

Off-Balance Sheet Arrangements
In conjunction with the sale of our products in the ordinary course of business, and consistent with industry practice, we provide standard indemnification of business partners and customers for losses suffered or incurred for property damages, death and injury and for patent, copyright or any other intellectual property infringement claims by any third parties with respect to our products. The terms of these indemnification arrangements are generally perpetual. Except for losses related to property damages, the maximum potential amount of future payments we could be required to make under these arrangements is unlimited. As of September 28, 2018, we have not incurred any material costs to defend lawsuits or settle claims related to these indemnification arrangements. As a result, we believe the estimated fair value of these arrangements is minimal.
We also have indemnification obligations to our directors and officers and certain of our employees that serve as officers or directors of our foreign subsidiaries that may require us to indemnify our directors and officers and those certain employees against liabilities that may arise by reason of their status or service as directors or officers, and to advance their expenses incurred as a result of any legal proceeding against them as to which they could be indemnified.
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
Share-based Compensation Expense
Prior to the separation, our employees participated in Varian’s equity-based incentive plans. Subsequent to the separation, our employees participated in Varex’s equity-based incentive plans. Share-based compensation expense includes expense related to awards and terms granted to our employees as well as allocation of expenses related to Varian’s corporate employees prior to the separation.
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
Inventories
Our inventories are stated at the lower of cost or market, as determined using the first-in-first out (“FIFO”) method. Costs include material, labor and manufacturing overhead. We evaluate the carrying value of our inventories taking into consideration such factors as historical and anticipated future sales compared with quantities on hand and the price we expect to obtain for our products in their respective markets. We also have programs to minimize the required inventories on hand and we regularly review inventory quantities on hand and on order and adjust for excess and obsolete inventory based primarily on historical usage rates and our estimates of product demand and production. To date, the net realizable value of our inventories has generally been within management’s estimates.
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
In fiscal years 2018, 2017 and 2016, we performed the annual goodwill impairment test for our two reporting units and found no impairment. We performed the annual goodwill analysis as of the first day of the fourth quarter of each fiscal year (using balances as of the end of the third quarter of that fiscal year). For both reporting units, based upon the annual goodwill analysis that we performed as of the first day of the fourth quarter of the respective fiscal years, either step one of the impairment test was not completed based on evaluation of qualitative factors or, if step one was completed, the fair value was substantially in excess of carrying value. However, significant changes in our projections about our operating results or other factors could cause us to make interim assessments of impairments in any quarter that could result in some or all of the goodwill being impaired.
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
Taxes on Earnings
Current income tax expense is the amount of income taxes expected to be payable for the current year. Deferred income tax liabilities or assets are established for the expected future tax consequences resulting from the differences in financial reporting and tax bases of assets and liabilities. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax assets will not be realized. In addition, we provide reserves for uncertain tax positions when such tax positions do not meet the recognition thresholds or measurement standards prescribed by the authoritative guidance for accounting for income taxes. Amounts for uncertain tax positions are adjusted in periods when new information becomes available or when positions are effectively settled. Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense.
On December 22, 2017, the U.S. Government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (“U.S. Tax Reform”). The U.S. Tax Reform significantly revised the U.S. corporate income tax structure including a lower corporate statutory rate and changes to the way foreign earnings are taxed. U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law is enacted. In accordance with these rules, we are including the impact of certain provisions of U.S. Tax Reform to the extent they are effective during the current reporting period. Certain other provisions included in U.S. Tax Reform have later effective dates for fiscal year filers and will be included in the period in which they become effective. In response to U.S. Tax Reform, the SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) that allows for reasonable estimated amounts to be recorded and a measurement period of up to one year from the date of enactment to revise these provisional amounts as new information is obtained and additional guidance is issued. Pursuant to the guidance included in SAB 118, we deem amounts recorded and positions taken to date as provisional estimates to be adjusted and finalized in future periods.
Backlog
Backlog is the accumulation of all orders for which revenues have not been recognized and are still considered valid. Backlog also includes a small portion of billed service contracts that are included in deferred revenue. Our total backlog at September 28, 2018 was $308.1 million, an increase of 32.9% from the backlog of $231.9 million at September 29, 2017, which was primarily due to additional orders for CT tubes in China.
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
Foreign Currency Exchange Rate Risk
A significant portion of our customers are outside the United States, while our financial statements are denominated, and our products are generally priced in U.S. Dollars. A strong U.S. Dollar may result in pricing pressure for our customers that are located outside the United States and that conduct their businesses in currencies other than the U.S. Dollar. Such pricing pressure has caused, and could continue to cause, some of our customers to ask for discounted prices, delay purchasing decisions, consider moving to in-sourcing supply of components or migrating to lower cost alternatives. In addition, because our business is global and some payments may be made in local currency, fluctuations in foreign currency exchange rates can impact our revenues and expenses and/or the profitability in U.S. Dollars of products and services that we provide in foreign markets.
Credit and Counterparty Risk
We use a centralized approach to manage substantially all of our cash and to finance our operations. Our cash and cash equivalents may be exposed to a concentration of credit risk and we may also be exposed to credit risk and interest rate risk to the extent that we enter into credit facilities.
We perform ongoing credit evaluations of our customers and we maintain what we believe to be strong credit controls in evaluating and granting customer credit, including performing ongoing evaluations of our customers’ financial condition and creditworthiness and often using letters of credit and requiring industrial customers to provide a down payment.
Interest Rate Risk
At September 28, 2018, we had total borrowings of $389.8 million (net of deferred loan costs). Borrowings under our credit facilities bear interest at floating interest rates. As a result, we are exposed to fluctuations in interest rates to the extent of our borrowings under the credit facilities. As part of our overall risk management program, we entered into several interest rate swaps designed as cash flow hedges, to hedge the floating LIBOR components of our interest rate which represented a notional value of $277.5 million of our debt as of September 28, 2018. Excluding the amount of our borrowings that is subject to fixed interest rates under our interest rate swaps, and assuming the current level of borrowings remained the same, we estimate that our net earnings would change by approximately $1.2 million annually for each one percentage point change in the average interest rate under our borrowings.
See Note 7, “Financial Derivatives and Hedging Activities” and Note 8 (“Borrowings”) of the notes to our consolidated financial statements for further information on interest rate hedging activities and borrowings.
Commodity Price Risk
We are exposed to market risks related to volatility in the prices of raw materials used in our products. The prices of these raw materials fluctuate in response to changes in supply and demand fundamentals and our product margins and level of profitability tend to fluctuate with changes in these raw materials prices. We try to protect against such volatility through various business strategies. During the fiscal year ended September 28, 2018, we did not have any commodity derivative instruments in place to manage our exposure to price changes.
Item 8. Financial Statements and Supplementary Data.
The Consolidated Financial Statements and Schedules listed in the Index to Financial Statements, Schedules and Exhibits on page F-1 are filed as part of this Annual Report and incorporated in this Item 8 by reference.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that such information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. The Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), with assistance from other members of management, have evaluated the effectiveness of our disclosure controls and procedures as of September 28, 2018 and, based on their evaluation, the CEO and CFO have concluded that the disclosure controls and procedures were not effective as of such date due to the material weaknesses in internal control over financial reporting, described below.
Following identification of the material weaknesses described below, and prior to filing this Annual Report on Form 10-K, we completed substantive procedures for the year ended September 28, 2018. Based on these procedures (which included additional analysis and post-closing procedures in light of the material weaknesses), management has concluded that, notwithstanding the material weaknesses described below, our consolidated financial statements included in this Form 10-K have been prepared in accordance with U.S. GAAP and our CEO and CFO have certified that, based on their knowledge, the consolidated financial statements, and other financial information included in this Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Form 10-K. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an unqualified opinion on our consolidated financial statements, which appears herein.
Management's Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and the dispositions of our assets;

(2)
provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with appropriate authorizations; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness for future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision of and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of September 28, 2018, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
We have identified the following control deficiencies that constituted material weaknesses in our internal control over financial reporting as of September 28, 2018:

•
As a result of our risk assessment processes being inadequate to identify and assess the risks in our information technology environment and business processes, we did not appropriately design controls in response to the risks of material misstatement. Specifically, we did not adequately identify new and evolving risks of material misstatement, and design and implement controls to address those risks as a result of changes to our business operating environment including becoming an independent publicly traded company. Although this deficiency did not result in a material misstatement to our consolidated financial statements, until remediated, it could result in material misstatements potentially impacting all financial statement accounts and disclosures in our annual or interim consolidated financial statements that would not be prevented or detected. This material weakness contributed to the following control deficiencies, which are also considered to be material weaknesses:

◦
We did not design and maintain effective controls over certain information technology general controls (ITGCs) for information systems that are relevant to the preparation of our financial statements. Specifically, we did not design and maintain:

▪	User access controls that adequately restrict user and privileged access to certain financial applications, programs, and data to appropriate Company personnel, and

▪
Program change management controls for certain financial systems to ensure that information technology program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately.

These IT deficiencies did not result in a material misstatement to the consolidated financial statements, however, until remediated, the deficiencies, when aggregated, could impact the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in material misstatements potentially impacting all financial statement accounts and disclosures in our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined these deficiencies in the aggregate constitute a material weakness.
We have also determined that as a result of our inadequate risk assessment processes, other business process controls were not operating effectively. Specifically, we identified the following areas of control deficiencies which independently resulted in material weaknesses in our internal control over financial reporting:

◦
We did not design and maintain effective controls related to accounting for revenue, deferred revenue and related accounts receivable, including maintaining effective business process controls to prevent or detect misstatements in the processing of customer transactions. Specifically, we did not design and maintain effective controls related to the review of the completeness and accuracy of customer order entry, quantity and pricing.

◦
We did not design and maintain effective controls related to accounting for inventory and cost of revenues, including maintaining effective business process controls to prevent or detect misstatements in the accuracy and valuation of inventory. Specifically, we did not maintain effective controls related to certain cycle count programs, the valuation of inventory at lower of cost or market, and presentation and disclosure of inventory classifications.

◦
We did not design and maintain effective controls related to accounting for our operations in Germany, including maintaining effective business process controls and appropriate segregation of duties to prevent or detect misstatements in the financial information of our German operations. Specifically, we did not maintain effective controls related to the authorization of transactions and journal entries, and the cutoff, completeness and accuracy of transactions in the German operations.

◦
We did not design and maintain effective controls in our financial reporting close process to prevent or detect misstatements in the translation of foreign currency denominated account balances to US dollars and the reporting of certain footnote information. Specifically, we did not maintain effective controls related to the accuracy of the translation of foreign currency denominated transactions to US dollars, and the reporting of segment footnote disclosures.

These deficiencies in the areas of revenue, inventory, German operations and the financial reporting close process resulted in immaterial audit adjustments to the consolidated financial statements, however, until remediated, these deficiencies could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined these deficiencies constitute material weaknesses.
Based on the material weaknesses described above, the Company’s management concluded that as of September 28, 2018, the Company’s internal control over financial reporting was not effective.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an adverse audit report on the effectiveness of the Company’s internal control over financial reporting as of September 28, 2018, which appears herein.
Status of Remediation Efforts
Management has been implementing, and continues to implement, measures designed to ensure (a) that control deficiencies contributing to the material weaknesses described above are remediated, and (b) that these controls are designed, implemented, and operating effectively. Those remediation efforts include the following:

•
Devoting substantial effort in performing a comprehensive risk assessment process to identify, design, implement, and re-evaluate our control activities related to the above mentioned material weaknesses in our internal control over financial reporting, including monitoring controls related to the design and operating effectiveness of certain control activities pertaining to user access, program change management, customer order entry, quantity and pricing, cycle count programs, valuation of inventory at lower of cost or market, our German operations and the financial close process.

•
Instituting additional training programs for our world-wide IT, finance and accounting personnel, including strengthening procedures and setting guidelines for documentation of control evidence throughout our domestic and international locations for consistency of application.

We believe that these actions will remediate the material weaknesses, although additional changes and improvements may be identified and adopted as we implement our remediation plans. The material weaknesses will not be considered remediated, however, until the applicable controls are implemented and operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
The information required by this item with respect to our executive officers is set forth in Part I of this Annual Report on Form 10-K and information relating to the availability of our code of conduct for executive officers and directors is set out below. The other information required by this item is incorporated by reference from our definitive proxy statement for the 2019 Annual Meeting of Stockholders under the captions “Proposal One — Election of Directors.” and “Stock Ownership-Section 16(a) Beneficial Ownership Reporting Compliance.” Our definitive proxy statement for the 2019 Annual Meeting of Stockholders will be filed with the SEC no later than 120 days after September 28, 2018.
Code of Conduct
We have adopted a Code of Conduct that applies to all of our executive officers and directors. The Code of Conduct is available on our website at http://www.vareximaging.com, and may be found as follows:
1.    From our main web page, first click “Investors.”
2.    Next click on “Governance Highlights” under “Corporate Governance” in the drop-down menu.
3.    Finally, click on “Code of Conduct.”
We intend to satisfy the disclosure requirements under Item 5.05(c) of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions by posting such information on our website, specified above.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference from our definitive proxy statement for the 2019 Annual Meeting of Stockholders under the caption “Executive Compensation.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference from our definitive proxy statement for the 2019 Annual Meeting of Stockholders under the caption “Stock Ownership” and “Executive Compensation.”
Item 13. Certain Relationships and Related Transactions and Director Independence.
The information required by this item with respect to certain relationships and related transactions is incorporated by reference from our definitive proxy statement for the 2019 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions.” The information required by this item with respect to director and committee member independence is incorporated by reference from our definitive proxy statement for the 2019 Annual Meeting of Stockholders under the caption “Proposal One-Election of Directors.”
Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference from our definitive proxy statement for the 2019 Annual Meeting of Stockholders under the caption “Proposal Four-Ratification of the Appointment of Our Independent Registered Public Accounting Firm.”

PART IV
Item 15. Exhibits, Consolidated Financial Statements and Financial Statement Schedules.
Documents filed as part of this annual report include:

1.
Consolidated Financial Statements. We have filed the consolidated financial statements listed in the index to Consolidated Financial Statements, Schedules and Exhibits on page F-1 as part of this annual report on Form-10K.

2.
Financial Statement Schedules and Other. All financial statement schedules have been omitted because they are not applicable, or not material or the required information is shown in the consolidated financial statements or the notes thereto.

3.	Exhibits. The exhibits listed below are filed as part of this annual report on Form 10-K.

Exhibit Number	Description
2.1*
Separation and Distribution Agreement, dated as of January 27, 2017, by and between Varian and (incorporated by reference to Exhibit 2.1 to Company’s Current Report on Form 8-K filed January 30, 2017, SEC File No. 001-37860).

2.2*
Master Purchase and Sale Agreement, dated as of December 21, 2016, by and between Varian Medical Systems, Inc. and PerkinElmer, Inc. (incorporated by reference to Exhibit 2.2 to Company’s Amendment No. 3 to the Registration Statement on Form 10 filed December 30, 2016, SEC File No. 001-37860).

2.3*
Amendment No.1 to Master Purchase and Sale Agreement, entered into as of January 17, 2017, by and between PerkinElmer, Inc. and Varian Medical Systems, Inc. (incorporated by reference to Exhibit 2.2 to Company’s Quarterly Report on Form 10-Q filed May 12, 2017, SEC File No. 001-37860).

2.4*
Assignment and Assumption Agreement, dated January 27, 2017, by and between Varian Medical Systems, Inc. and Varex Imaging Corporation (incorporated by reference to Exhibit 2.3 to Company’s Quarterly Report on Form 10-Q filed May 12, 2017, SEC File No. 001-37860).

2.5*
Amendment No.2 to Master Purchase and Sale Agreement, entered into as of April 28, 2017, by and between PerkinElmer, Inc. and Varex Imaging Corporation (incorporated by reference to Exhibit 2.4 to Company’s Quarterly Report on Form 10-Q filed May 12, 2017, SEC File No. 001-37860).

3.1*	Amended and Restated Certificate of Incorporation, dated January 27, 2017 (as corrected December 12, 2017)

3.2*	Amended and Restated Bylaws of Company, as amended January 27, 2017 (incorporated by reference to Exhibit 3.2 to Company’s Current Report on Form 8-K filed January 30, 2017, SEC File No. 001-37860).

10.1*
Transition Services Agreement, dated as of January 27, 2017, by and between Varian and Company (incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K filed January 30, 2017, SEC File No. 001-37860).

10.2*
Tax Matters Agreement, dated as of January 27, 2017 by and between Varian and Company (incorporated by reference to Exhibit 10.2 to Company’s Current Report on Form 8-K filed January 30, 2017, SEC File No. 001-37860).

10.3*
Employee Matters Agreement, dated as of January 27, 2017, by and between Varian and Company (incorporated by reference to Exhibit 10.3 to Company’s Current Report on Form 8-K filed January 30, 2017, SEC File No. 001-37860).

10.4*
Intellectual Property Matters Agreement, dated as of January 27, 2017, by and between Varian and Company (incorporated by reference to Exhibit 10.4 to Company’s Current Report on Form 8-K filed January 30, 2017, SEC File No. 001-37860).

10.5*
Trademark License Agreement, dated as of January 27, 2017, by and between Varian and Company (incorporated by reference to Exhibit 10.5 to Company’s Current Report on Form 8-K filed January 30, 2017, SEC File No. 001-37860).

10.6*++
Credit Agreement, dated as of May 1, 2017, by and among Company as Borrower, the Lenders referred to therein, as Lenders, and Bank of America, N.A., as Administrative Agent, Swingline Lender and Issuing Lender (incorporated by reference to Exhibit 10.1 to Company’s Quarterly Report on Form 10-Q filed August 14, 2017, SEC File No. 001-37860).

10.7*
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

10.8*†	Varex Imaging Corporation 2017 Omnibus Stock Plan (incorporated by reference to Exhibit 99.1 to the Company’s Form S-8, filed January 27, 2017, SEC File No. 001-37860).

10.9*†
Form of Nonqualified Stock Option Agreement under the 2017 Omnibus Stock Plan (incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K filed February 16, 2017, SEC File No. 001-37860).

10.10*†
Form of Restricted Stock Unit Award Agreement under the 2017 Omnibus Stock Plan (incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K filed February 16, 2017, SEC File No. 001-37860).

10.11*†	Varex Imaging Corporation 2017 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 99.2 to the Company’s Form S-8, filed January 27, 2017, SEC File No. 001-37860).

10.12*†	Varex Imaging Corporation Management Incentive Plan (incorporated by reference to Exhibit 10.9 to Company’s Current Report on Form 8-K filed January 30, 2017, SEC File No. 001-37860).

10.13*†	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.10 to Company’s Current Report on Form 8-K filed January 30, 2017, SEC File No. 001-37860).

10.14*†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.11 to Company’s Current Report on Form 8-K filed January 30, 2017, SEC File No. 001-37860).

10.15*†	Varex Imaging Corporation 2016 Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to Form 10 filed by Company on December 8, 2016, SEC File No. 001-37860).

10.16*†
Varex Imaging Corporation Frozen Deferred Compensation Plan (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to Form 10 filed by the Registrant on December 8, 2016, SEC File No. 001-37860).

10.17*†
Form of Grant Agreement for Deferred Stock Units under the 2017 Omnibus Stock Plan (incorporated by reference to Exhibit 10.17 to Company's Annual Report on Form 10-K filed Dec. 13, 2017, SEC File No. 001-378601.

10.18**†	Form of Grant Agreement for Deferred Stock Units under the 2017 Omnibus Stock Plan.

10.19*	Amendment to Credit Agreement dated September 28, 2018 (incorporated by reference to Exhibit 10.1 to Company's Current Report on Form 8-K filed on October 3, 2018. SEC File 001-37860)

21.1**	List of Subsidiaries as of November 5, 2018

23.1**	Consent of Independent Registered Public Accounting Firm

31.1**	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2**	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1**	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated herein by reference

**	Filed herewith

†	Management contract or compensatory agreement.

++	Portions of this exhibit have been omitted pursuant to a confidential treatment request filed pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

Item 16. Form 10-K Summary
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VAREX IMAGING CORPORATION

Date:	November 27, 2018	By:	/s/ CLARENCE R. VERHOEF
Clarence R. Verhoef
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ SUNNY S. SANYAL	President and Chief Executive Officer and Director (Principal Executive Officer)	November 27, 2018
Sunny S. Sanyal

/s/ CLARENCE R. VERHOEF	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	November 27, 2018
Clarence R. Verhoef

/s/ KEVIN B. YANKTON	Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	November 27, 2018
Kevin B. Yankton

/s/ RUEDIGER NAUMANN-ETIENNE	Chairman of the Board	November 27, 2018
Ruediger Naumann-Etienne

/s/ JOCELYN D. CHERTOFF	Director	November 27, 2018
Jocelyn D. Chertoff

/s/ CHRISTINE A. TSINGOS	Director	November 27, 2018
Christine A. Tsingos

/s/ JAY K. KUNKEL	Director	November 27, 2018
Jay K. Kunkel

/s/ ERICH R. REINHARDT	Director	November 27, 2018
Erich R. Reinhardt

/s/ WALTER M ROSEBROUGH, JR.	Director	November 27, 2018
Walter M Rosebrough, Jr.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Varex Imaging Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Varex Imaging Corporation and its subsidiaries (the “Company”) as of September 28, 2018 and September 29, 2017, and the related consolidated statements of earnings, of comprehensive earnings, of equity and of cash flows for each of the three years in the period ended September 28, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 28, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 28, 2018 and September 29, 2017, and the results of its operations and its cash flows for each of the three years in the period ended September 28, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of September 28, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date related to (i) inadequate risk assessment processes to identify and assess the risks in the Company’s information technology (IT) environment and business processes, which contributed to additional material weaknesses as the Company (ii) did not design and maintain effective controls over certain IT general controls (ITGCs) for information systems that are relevant to the preparation of the Company’s financial statements, (iii) did not design, and maintain effective controls related to accounting for revenue, deferred revenue and related accounts receivable, including maintaining effective business process controls to prevent or detect misstatements in the processing of customer transactions, (iv) did not design and maintain effective controls related to accounting for inventory and cost of revenues, including maintaining effective business process controls to prevent or detect misstatements in the accuracy and valuation of inventory, (v) did not design and maintain effective controls related to accounting for the Company’s operations in Germany, including maintaining effective business process controls and appropriate segregation of duties to prevent or detect misstatements in the financial information of the Company’s German operations, and (vi) did not design and maintain effective controls in the Company’s financial reporting close process to prevent or detect misstatements in the translation of foreign currency denominated account balances to US dollars and the reporting of certain footnote information.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the September 28, 2018 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Salt Lake City, Utah
November 27, 2018

We have served as the Company’s auditor since 2016.

VAREX IMAGING CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS

	Fiscal Years
(In millions, except per share amounts)	2018	2017	2016
Revenues	$773.4	$698.1	$620.1
Cost of revenues	519.5	444.6	371.7
Gross margin	253.9	253.5	248.4
Operating expenses:
Research and development	83.0	67.3	53.5
Selling, general and administrative	126.4	102.5	85.8
Total operating expenses	209.4	169.8	139.3
Operating earnings	44.5	83.7	109.1
Interest income	0.2	0.2	0.3
Interest expense	(21.7)	(12.3)	(1.9)
Other income (expense), net	2.7	3.2	(2.5)
Interest and other expenses, net	(18.8)	(8.9)	(4.1)
Earnings before taxes	25.7	74.8	105.0
Taxes on earnings (benefit)	(2.6)	22.8	36.0
Net earnings	28.3	52.0	69.0
Less: Net earnings attributable to noncontrolling interests	0.8	0.4	0.5
Net earnings attributable to Varex	$27.5	$51.6	$68.5
Net earnings per common share attributable to Varex
Basic	$0.73	$1.37	$1.83
Diluted	$0.72	$1.36	$1.82
Weighted average common shares outstanding
Basic	37.9	37.6	37.4
Diluted	38.4	38.0	37.7

See accompanying notes to the consolidated financial statements.

VAREX IMAGING CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Fiscal Years
(In millions)	2018	2017	2016
Net earnings	$28.3	$52.0	$69.0
Other comprehensive earnings (loss), net of tax:
Unrealized gain on interest rate swap contracts	5.2	0.6	—
Unrealized gain (loss) on defined benefit obligations	(0.2)	0.2	—
Available-for-sale securities, net of tax:
Change in unrealized loss	—	—	(0.3)
Reclassification adjustments	—	—	0.4
Other comprehensive earnings, net of tax	5.0	0.8	0.1
Comprehensive earnings	33.3	52.8	69.1
Less: Comprehensive earnings attributable to noncontrolling interests	0.8	0.4	0.5
Comprehensive earnings attributable to Varex	$32.5	$52.4	$68.6

See accompanying notes to the consolidated financial statements.

VAREX IMAGING CORPORATION
CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)	September 28, 2018	September 29, 2017
Assets
Current assets:
Cash and cash equivalents	$51.9	$83.3
Accounts receivable, net of allowance for doubtful accounts of $0.6 and $0.4 at September 28, 2018 and September 29, 2017, respectively	154.0	163.6
Inventories, net	235.1	234.5
Prepaid expenses and other current assets	17.1	13.9
Total current assets	$458.1	$495.3
Property, plant and equipment, net	144.9	148.3
Goodwill	243.6	241.9
Intangibles assets	73.8	91.3
Investments in privately-held companies	51.0	52.3
Other assets	16.5	11.0
Total assets	$987.9	$1,040.1
Liabilities, redeemable noncontrolling interests and stockholders' equity
Current liabilities:
Accounts payable	$66.3	$58.9
Accrued liabilities	47.5	62.4
Current maturities of long-term debt	25.0	20.0
Deferred revenues	13.2	10.5
Total current liabilities	$152.0	$151.8
Long-term debt	364.8	463.9
Deferred tax liabilities	23.2	29.5
Other long-term liabilities	8.5	4.7
Total liabilities	$548.5	$649.9
Commitments and contingencies (Note 11)
Redeemable noncontrolling interests	11.1	11.2
Equity:
Preferred stock, $.01 par value: 20,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value:
Authorized shares - 150,000,000
Issued shares - 38,026,597 and 37,633,747 at September 28, 2018 and September 29, 2017, respectively
Outstanding shares - 38,026,597 and 37,633,747 at September 28, 2018 and September 29, 2017, respectively	0.4	0.4
Additional paid-in capital	357.6	342.7
Accumulated other comprehensive loss	5.8	0.8
Retained earnings	62.4	35.1
Total Varex stockholders' equity	$426.2	$379.0
Noncontrolling interests	2.1	—
Total stockholders' equity	$428.3	$379.0
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$987.9	$1,040.1
See accompanying notes to the consolidated financial statements.

VAREX IMAGING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years
(In millions)	2018	2017	2016
Cash flows from operating activities:
Net earnings	$28.3	$52.0	$69.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Share-based compensation expense	10.0	8.4	9.5
Excess tax benefits from share-based compensation	—	—	0.1
Depreciation	26.0	16.9	9.8
Amortization of intangible assets	16.2	10.5	5.5
Impairment of intangible assets	3.0	—	—
Other assets impairment charges	1.3	—	—
Inventory write-down	3.1	—	—
Deferred taxes	(7.7)	(8.9)	4.2
Amortization of deferred loan costs	2.3	1.8	—
(Gain) loss from equity method investments	(3.9)	(1.3)	1.6
Other, net	0.7	1.8	0.7
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	9.0	(23.1)	(4.6)
Inventories	(2.4)	(4.2)	(23.5)
Prepaid expenses and other assets	2.0	(10.7)	(0.9)
Accounts payable	5.2	4.9	(1.9)
Accrued operating liabilities and other long-term operating liabilities	(10.2)	28.1	2.8
Deferred revenues	2.4	(1.6)	1.9
Net cash provided by operating activities	85.3	74.6	74.2
Cash flows from investing activities:
Purchases of property, plant and equipment	(20.4)	(20.2)	(28.9)
Sale of available-for-sale securities	—	—	8.6
Acquisitions of businesses, net of cash acquired	(4.8)	(271.8)	(1.2)
Increase in restricted cash	(0.6)	—	—
Other	—	—	(0.1)
Net cash used in investing activities	(25.8)	(292.0)	(21.6)
Cash flows from financing activities:
Net transfers from (to) parent	—	5.0	(36.7)
Distributions to Varian Medical Systems, Inc.	—	(227.1)	—
Taxes related to net share settlement of equity awards	(2.3)	(1.9)	—
Borrowings under credit agreements	10.0	749.0	—
Repayments of borrowing under credit agreements	(106.0)	(255.0)	—
Proceeds from exercise of stock options	3.8	2.8	—
Proceeds from shares issued under employee stock purchase plan	3.3	—	—
Excess tax benefits from share-based compensation	—	2.4	(0.1)
Payment of debt issuance costs	(0.4)	(11.9)	—
Contributions from noncontrolling partner	1.8	—	—
Dividends paid to redeemable noncontrolling interest	(0.6)	—	—
Net cash (used in) provided by financing activities	(90.4)	263.3	(36.8)
Effects of exchange rate changes on cash and cash equivalents	(0.5)	0.9	0.1
Net (decrease) increase in cash and cash equivalents	(31.4)	46.8	15.9
Cash and cash equivalents at beginning of period	83.3	36.5	20.6
Cash and cash equivalents at end of period	$51.9	$83.3	$36.5
Supplemental cash flow information:
Cash paid for interest	$19.3	$9.8	$—
Cash paid for income tax	13.8	6.0	—
Supplemental non-cash activities:
Purchases of property, plant and equipment financed through accounts payable	$2.0	$4.0	$3.1
Transfers of property, plant and equipment from Varian Medical Systems, Inc.	—	15.0	—
Other non-cash transfers to Varian Medical Systems, Inc.	—	1.6	—
See accompanying notes to the consolidated financial statements.

VAREX IMAGING CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Additional Paid-in Capital	Net Parent Investment	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Varex Equity	Noncontrolling Interests	Total Stockholders' Equity
(In millions)	Shares	Amount
October 2, 2015	—	—	—	484.7	(0.1)	—	484.6	11.0	495.6
Net earnings	—	—	—	68.5	—	—	68.5	—	68.5
Net transfers to parent	—	—	—	(27.2)	0.1	—	(27.1)	—	(27.1)
Reclassification of noncontrolling interests in MeVis Medical Solutions AG to redeemable non-controlling interests	—	—	—	—	—	—	—	(10.4)	(10.4)
Other	—	—	—	—	—	—	—	(0.6)	(0.6)
September 30, 2016	—	—	—	526.0	—	—	526.0	—	526.0
Net earnings	—	—	—	16.5	—	35.1	51.6	—	51.6
Net transfers from parent	—	—	—	18.4	—	—	18.4	—	18.4
Distribution to Varian Medical Systems	—	—	—	(227.1)	—	—	(227.1)	—	(227.1)
Conversion of net parent investment into common stock	37.4	0.4	333.4	(333.8)	—	—	—	—	—
Exercise of stock options	0.1	—	2.8	—	—	—	2.8	—	2.8
Common stock issued upon vesting of restricted shares	0.2	—	—	—	—	—	—	—	—
Shares withheld on vesting of restricted stock	(0.1)	—	(1.9)	—	—	—	(1.9)	—	(1.9)
Share-based compensation	—	—	6.2	—	—	—	6.2	—	6.2
Unrealized gain on interest rate swap contracts, net of tax	—	—	—	—	0.6	—	0.6	—	0.6
Unrealized gain on defined benefit obligations, net of tax	—	—	—	—	0.2	—	0.2	—	0.2
Tax impacts to APIC related to share-based award activity	—	—	2.4	—	—	—	2.4	—	2.4
Other	—	—	(0.2)	—	—	—	(0.2)	—	(0.2)
September 29, 2017	37.6	0.4	342.7	—	0.8	35.1	379.0	—	379.0
Net earnings	—	—	—	—	—	27.5	27.5	0.3	27.8
Exercise of stock options	0.2	—	3.8	—	—	—	3.8	—	3.8
Common stock issued upon vesting of restricted shares	0.2	—	—	—	—	—	—	—	—
Shares withheld on vesting of restricted stock	(0.1)	—	(2.2)	—	—	—	(2.2)	—	(2.2)
Common stock issued under employee stock purchase plan	0.1		3.3	—	—	—	3.3	—	3.3
Share-based compensation	—	—	10.0	—	—	—	10.0	—	10.0
Unrealized gain on interest rate swap contracts, net of tax	—	—	—	—	5.2	—	5.2	—	5.2
Unrealized loss on defined benefit obligations, net of tax	—	—	—	—	(0.2)	—	(0.2)	—	(0.2)
Capital contribution by noncontrolling interest	—	—	—	—	—	—	—	1.8	1.8
Other	—	—	—	—	—	(0.2)	(0.2)	—	(0.2)
September 28, 2018	38.0	$0.4	$357.6	$—	$5.8	$62.4	$426.2	$2.1	$428.3

See accompanying notes to the consolidated financial statements.

VAREX IMAGING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Varex Imaging Corporation (the “Company,” “Varex” or “Varex Imaging”) designs, manufactures, sells and services a broad range of X-ray imaging components, including X-ray tubes, digital detectors and accessories, high voltage connectors, high-energy inspection accelerators, image processing software and workstations, computer-aided diagnostic software, collimators, automatic exposure control devices, generators, ionization chambers and buckys, for use in a range of applications, including radiographic or fluoroscopic imaging, mammography, computed tomography, oncology and computer-aided detection. The Company sells its products to imaging system original equipment manufacturer (“OEM”) customers for incorporation into new medical diagnostic, radiation therapy, dental, veterinary and industrial imaging systems, to independent service companies, distributors and directly to end-users for replacement purposes.
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
Varex Imaging Corporation was incorporated in Delaware on July 18, 2016 for the purpose of holding the assets and liabilities associated with the Company's business and separated from Varian Medical Systems, Inc. (“Varian”) on January 28, 2017, upon which Varian completed the distribution of 100% of the outstanding common stock of Varex to Varian stockholders. Each Varian stockholder received 0.4 of a share of Varex common stock for every one share of Varian common stock held on the close of business on January 20, 2017 (the “Record date”). Following the separation and distribution, Varex became an independent publicly-traded company and is listed on the NASDAQ Global Select Market under the ticker “VREX.”
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

Segment Reporting
The Company has two reportable operating segments; (i) Medical and (ii) Industrial, which align with how our CEO who is identified as the CODM, who is responsible for reviewing Company’s performance. In fiscal year 2016, we re-segmented the Company's operating segments and reclassified the segment data for the prior years to conform to the current year presentation. See Note 15, “Segment Information” for further information on the Company’s segments.
Fiscal Year
The fiscal years of the Company as reported are the 52 or 53-week period ending on the Friday nearest September 30. Fiscal year 2018 is the 52-week period that ended on September 28, 2018. Fiscal year 2017 was the 52-week period that ended on September 29, 2017. Fiscal year 2016 was the 52-week period that ended on September 30, 2016.
Variable Interest Entities
For entities in which the Company has variable interests, the Company focuses on identifying which entity has the power to direct the activities that most significantly impact the variable interest entity’s economic performance and which enterprise has the obligation to absorb losses or the right to receive benefits from the variable interest entity. If the Company is the primary beneficiary of a variable interest entity, the assets, liabilities and results of operations of the variable interest entity will be included in the Company’s consolidated financial statement. As of September 28, 2018, the Company had two variable interest entities, only one of which was consolidated, because it was determined that the Company was the primary beneficiary. As of September 28, 2018, total assets and liabilities for the consolidated variable interest entity was $22.3 million and $8.6 million, respectively.
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
Derivative instruments and hedging activities
The Company records all derivatives on the balance sheet at fair value. For a derivative, such as an interest rate swap that is designated as a cash flow hedge, the effective portion of changes in the fair value of the derivative is initially reported in accumulated other comprehensive income (loss) on the consolidated balance sheet and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. To the extent the effective portion of a hedge subsequently becomes ineffective, the corresponding amount of the change in fair value of the derivative initially reported in accumulated other comprehensive income (loss) is reclassified and is recognized directly in earnings. Accordingly, on a quarterly basis, the Company assesses the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of a hypothetical designated perfect hedged item or transaction. If the change in the actual swap is greater than the change in the hypothetical perfect swap, the difference is referred to as “ineffectiveness” and is recognized in earnings in the current period.
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
During the periods presented, one customer accounted for a significant portion of revenues, which is as follows:

	Fiscal Year
	2018	2017	2016
Canon Medical Systems Corporation (formerly Toshiba Medical Systems)	18.1%	19.3%	23.0%
Canon Medical Systems Corporation (formerly Toshiba Medical Systems) accounted for 9.8% and 9.0% of the Company’s accounts receivable as of September 28, 2018 and September 29, 2017, respectively.
Inventories, net
Inventories, net are valued at net realizable value of lower of cost or market. Costs include materials, labor and manufacturing overhead and is computed using standard cost (which approximates actual cost) on a first-in-first-out basis. We evaluate the carrying value of our inventories taking into consideration such factors as historical and anticipated future sales compared to quantities hand and the prices we expect to obtain for our products in our respective markets. We adjust excess and obsolete inventories to net realizable value and write-downs of excess and obsolete inventories are recorded as a component of cost of revenues.
The following table summarizes the Company’s inventories, net:

(In millions)	September 28, 2018	September 29, 2017
Raw materials and parts	$149.9	$164.5
Work-in-process	25.4	20.3
Finished goods	59.8	49.7
Total inventories, net	$235.1	$234.5
Property, Plant and Equipment, net
Property, plant and equipment are stated at cost, net of accumulated depreciation. Major improvements are capitalized, while repairs and maintenance are expensed as incurred. Depreciation are computed using the straight-line method over the estimated useful lives of the assets. Land is not subject to depreciation, but land improvements are depreciated over fifteen years. Land leasehold rights and leasehold improvements are depreciated over the lesser of their estimated useful lives or remaining lease terms. Buildings are depreciated over twenty years. Machinery and equipment are depreciated over their estimated useful lives, which range from three to seven years. Assets subject to lease are depreciated over the lesser of their estimated useful lives or remaining lease terms. Estimated useful lives are periodically reviewed and, when appropriate, changes are made prospectively. When certain events or changes in operating conditions occur, asset lives may be adjusted, and an impairment assessment may be performed on the recoverability of the carrying amounts. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are removed from the accounts.

The following table summarizes the Company’s property, plant and equipment, net:

(In millions)	September 28, 2018	September 29, 2017
Land	$8.3	$5.1
Land improvements	16.3	9.0
Buildings and leasehold improvements	121.8	123.2
Machinery	166.1	153.9
Construction in progress	23.1	24.3
	$335.6	$315.5
Accumulated depreciation and amortization	(190.7)	(167.2)
Property, plant, and equipment, net	$144.9	$148.3
The Company recorded depreciation expense of $26.0 million, $16.9 million and $9.8 million, in fiscal years 2018, 2017 and 2016, respectively. During fiscal year 2018 the company recorded accelerated depreciation of $4.2 million on the machinery and equipment used in the fabrication of amorphous silicon glass at its facility in Santa Clara, CA. See restructuring note for further information.
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
During the fiscal year ended September 28, 2018, the Company recognized $3.0 million of impairments of long-lived assets related to the discontinuation of the amorphous silicon glass fabrication at the Company's Santa Clara facility and moving of the sourcing of this product to an outside supplier, dpiX LLC (See Note 4). No goodwill impairment charges were recognized for any of the prior periods presented. No impairment charges were recognized in fiscal year 2017 and 2016.
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
The amount of the accrued estimated warranty costs obligation for established products is primarily based on historical experience as to product failures adjusted for current information on repair costs. For new products, estimates include the historical experience of similar products, as well as a reasonable allowance for warranty expenses associated with new products. On a quarterly basis, the Company reviews the accrued warranty costs and updates the historical warranty cost trends, if required.
The following table reflects the changes in the Company’s accrued product warranty:

	Fiscal Years
(In millions)	2018	2017
Accrued product warranty, at beginning of period	$7.0	$6.9
Product warranty for acquisitions during period	—	1.3
Charged to cost of revenues	11.6	10.7
Actual product warranty expenditures	(11.3)	(11.9)
Accrued product warranty, at end of period	$7.3	$7.0
Revenue Recognition
The Company’s revenues are derived primarily from the sale of hardware and software products and services. The Company recognizes its revenues net of any value added or sales tax and net of sales discounts.
The Company sells a high proportion of its X-ray products to a limited number of OEM customers. X-ray tubes, digital detectors and image-processing tools and security and inspection products are generally sold on a stand-alone basis. However, the Company occasionally sells its digital detectors, X-ray tubes and imaging processing tools as a package that is optimized for digital X‑ray imaging and sells its Linatron ® X-ray accelerators together with its imaging processing software and image detection products to OEM customers that incorporate them into their inspection systems. Service contracts are often sold with certain security and inspection products and computer-aided detection products. Revenues related to service contracts usually start after the expiration of the warranty period for non-software products or upon delivery of software products.
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
Allowance for Doubtful Accounts
The Company evaluates the creditworthiness of customers prior to authorizing shipment for all major sale transactions. On a quarterly basis, the Company evaluates aged items in the accounts receivable aging report and provide an allowance in an amount deemed adequate for doubtful accounts. If the evaluation of customers’ financial conditions does not reflect a future ability to collect outstanding receivables, additional provisions may be needed. We had an allowance for doubtful accounts of $0.6 million and $0.4 million as of September 28, 2018 and September 29, 2017, respectively.

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
The Company measures and recognizes expense for all share-based payment awards based on their fair values. Share-based compensation expense recognized in the consolidated statements of earnings includes compensation expense for the share-based payment awards based on the grant date fair value estimated in accordance with the guidance on share-based compensation. Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. The Company attributes the value of share-based compensation to expense using the straight-line method. The Company considers only the direct tax impacts of share-based compensation awards when calculating the amount of tax windfalls or shortfalls. For additional information, see Note 13 Employee Stock Plans, included in this report.
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
Taxes on Earnings
Current income tax expense is the amount of income taxes expected to be payable for the current year. Deferred income tax liabilities or assets are established for the expected future tax consequences resulting from the differences in financial reporting and tax bases of assets and liabilities. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax assets will not be realized. In addition, we provide reserves for uncertain tax positions when such tax positions do not meet the recognition thresholds or measurement standards prescribed by the authoritative guidance for accounting for income taxes. Amounts for uncertain tax positions are adjusted in periods when new information becomes available or when positions are effectively settled. Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense.
On December 22, 2017, the U.S. Government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (“U. S. Tax Reform”). U.S. Tax Reform significantly revised the U.S. corporate income tax structure including a lower corporate statutory rate and changes to the way foreign earnings are taxed. U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law is enacted. In accordance with these rules, we are including the impact of certain provisions of U.S. Tax Reform to the extent they are effective during the current reporting period. Certain other provisions included in U.S. Tax Reform have later effective dates for fiscal year filers and will be included in the period in which they become effective. In response to U.S. Tax Reform, the SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) that allows for reasonable estimated amounts to be recorded and a measurement period of up to one year from the date of enactment to revise these provisional amounts as new information is obtained and additional guidance is issued. Pursuant to the guidance included in SAB 118, we deem amounts recorded and positions taken to date as provisional estimates to be adjusted and finalized in future periods.

Foreign Currency Translation
The Company uses the U.S. Dollar as the functional currency of its foreign operations. Gains and losses from remeasurement of foreign currency balances into U.S. Dollars are included in the consolidated statements of earnings.
Accounting Standards Recently Adopted
In March 2016, the FASB issued ASU 2016-09 which includes an amendment to its accounting guidance related to employee share-based payments. The amendment simplifies several aspects of the accounting for employee share-based payments, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company retrospectively adopted this amendment in the first quarter of fiscal year 2018, resulting in an immaterial change on the Consolidated Balance Sheets.
Recent Accounting Standards Updates Not Yet Effective
In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from U.S. federal tax legislation commonly referred to as the Tax Cuts and Jobs Act, which was enacted in December 2017 (the “2017 Tax Act”). ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.
In August 2017, the FASB issued Accounting Standard Update (“ASU”) 2017-12 which targets improvements to accounting for hedging activities which amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (the “new standard”), which became effective on September 29, 2018 and has now replaced most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard requires an entity to recognize the amount of revenue to which it expects to be entitled upon transfer of promised goods or services to customers. The new standard defines a five-step process in order to achieve this core principle, which requires the use of judgment and estimates, and also requires expanded qualitative and quantitative disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and estimates used.
In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date, which defers the effective date of the new standard by one year allowing early adoption as of the original effective date of January 1, 2017. The deferral results in the new revenue standard being effective for the Company as of September 29, 2018. Additional ASUs have been issued to amend or clarify the new standard as follows:

•
ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients was issued in May 2016. ASU 2016-12 amends the new revenue recognition standard to clarify the guidance on assessing collectability, measuring non-cash consideration, presenting sales taxes and certain transition matters.

•
ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing was issued in April 2016. ASU 2016-10 addresses implementation issues identified by the FASB-International Accounting Standards Board Joint Transition Resource Group (“TRG”) for Revenue Recognition concerning identifying performance obligations and accounting for licenses of intellectual property.

•
ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) was issued in March 2016. ASU 2016-08 requires an entity to determine whether the nature of its promise to provide goods or services to a customer is performed in a principal or agent capacity and to recognize revenue in a gross or net manner based on its principal or agent designation.

The new standard permits adoption either by using (i) a full retrospective approach for all periods presented or (ii) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. The Company will adopt the new standard as of October 1, 2018 using the modified retrospective approach for all contracts open at that date. Prior periods will not be retroactively adjusted. In utilizing the modified retrospective method, we are recognizing the cumulative effect of applying the standard at the date of initial application, and we will disclose the results under both the new and old standards for the first year after adoption, beginning in the first quarter of fiscal 2019.
The Company has substantially completed its evaluation of the impact of the new standard on its accounting policies, processes and system requirements. The Company has assigned internal resources in addition to the engagement of third-party service providers to assist in the evaluation and to provide periodic updates to management and the Audit Committee. In evaluating the risks associated with the adoption of the new accounting standard, the Company has identified and scoped the different revenue streams and reviewed contracts in each revenue stream for terms and conditions that could result in different accounting treatment. Furthermore, the Company has made and will continue to make investments in systems to enable timely and accurate reporting under the new standard. In addition, the Company will update certain disclosures, as applicable, included in its filings pursuant to the Securities Exchange Act of 1934, as amended, to meet the requirements of the new standard.
During the first quarter of 2019, we will record a cumulative adjustment to accumulated deficit that is primarily composed of the following:

•	a contract liability and contract asset related to the sale of X-ray tubes that sold with return rights for specific parts of the X‑ray tube

•	a contract liability related to the deferral of revenue for service type warranties that are provided to certain customers who purchase Linatron® X-ray accelerators
The future impact of Accounting Standards Codification (“ASC”) 606 on our revenues primarily relate to growth in the sales of X-ray tubes and the consistency of related product returns and the growth in the sale of Linatron X-ray accelerators. Given current business trends, we do not expect a material change in total operating revenues.
While we have reached conclusions on the key accounting assessments related to adopting this standard, we are continuing to finalize our assessment of the resulting quantitative impacts. Based on currently available information, we estimate that the adjustment to our opening retained earnings balance on October 1, 2018 will be not significant.
As part of its evaluation, the Company has also considered the impact of the guidance in ASC 340-40, Other Assets and Deferred Costs; Contracts with Customers, and the interpretations of the FASB TRG for Revenue Recognition from their November 7, 2016 meeting with respect to the capitalization and amortization of incremental costs of obtaining a contract (e.g., sales commissions). For contracts with an expected duration greater than one year, the new standard requires the capitalization of incremental costs that the Company incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained, provided the Company expects to recover the costs. Such capitalized costs are then to be amortized on a systematic basis that is consistent with the transfer to the customer of the services to which such costs relate, and the amortization period may extend beyond the initial contract term if renewal commissions on expected renewals are not commensurate with the commission on the initial contract. The Company does not expect a material change in the financial statements from the adoption of ASC 340-40.
2. BUSINESS COMBINATIONS
Acquisition of Virtual Media Integration
On August 31, 2018, the Company completed the acquisition of Virtual Media Integration, Ltd. (“VMI”) from MISTRAS Group, Inc for $4.8 million. VMI is a provider of computed and digital radiography and X-ray film digitizer systems for industrial non-destructive testing. The acquired assets and liabilities of the VMI business were allocated to the Industrial reporting segment. The acquisition related costs were included in the consolidated statements of earnings under selling, general and administrative expenses.
The following table summarizes the preliminary purchase price allocation:

(In millions)	Fair Value
Allocation of the purchase consideration:
Accounts Receivable	$0.2
Inventories	1.0
Other assets	0.2
Intangibles	1.6
Goodwill	1.5
Other liabilities	(0.2)
Net assets acquired	4.3
Post-closing adjustments	0.5
Total cash consideration	$4.8
Acquisition of PerkinElmer’s Medical Imaging Business
On May 1, 2017, the Company completed the acquisition of the medical imaging business (“Acquired Detector Business”) of PerkinElmer, Inc. (“PKI”) for $277.4 million, or $273.2 million after post-closing working capital adjustments. The acquisition consisted of PerkinElmer Medical Holdings, Inc. and Dexela Limited, together with certain assets of PKI and its direct and indirect subsidiaries relating to digital flat panel X-ray detectors that serve as components for industrial, medical, dental and veterinary X-ray imaging systems. The Acquired Detector Business included about 280 employees, with operations in Santa Clara, California as well as operations in Germany, the Netherlands, China and the United Kingdom. The acquisition of the Acquired Detector Business was pursuant to the Master Purchase and Sale Agreement, dated December 21, 2016 (the “Purchase Agreement”), by and between PKI and Varian and the subsequent Assignment and Assumption Agreement, dated January 27, 2017, by and between Varian and Varex, pursuant to which Varian assigned and conveyed all of its rights, obligations, title and interest in the Purchase Agreement to Varex.

The following amounts represent the determination of the fair value of identifiable assets acquired and liabilities for the Acquired Detector Business:

(In millions)	Fair Value
Total cash consideration	$273.2
Allocation of the purchase consideration:
Cash	1.4
Accounts Receivable	18.7
Inventory	34.7
Prepaids and other current assets	0.6
Property, plant, and equipment	21.4
Other assets, non-current	2.0
Intangibles	81.1
Goodwill	167.3
Total assets acquired	$327.2

Current liabilities	$(17.2)
Other liabilities, non-current	(36.8)
Total liabilities assumed	(54.0)
Net assets acquired	$273.2
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
The following amounts represent the determination of the fair value of identifiable intangible assets for the Acquired Detector Business, which are amortized straight-line:

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

Unaudited Pro Forma Information
The unaudited pro-forma amounts presented below for the fiscal year 2017 is presented for informational purposes only. In addition to the Company's results for the periods presented, the amounts below also include effects of the Acquired Detector Business as if it had been consummated on October 3, 2015. Audited results for the Acquired Detector Business for the fiscal years ended 2016 and 2015, are noted in the Company’s Form 8-K/A filed with the SEC on July 7, 2017. These unaudited pro-forma results include effects that are directly attributable to the acquisition which include the amortization of intangible assets, interest expense, and other adjustments, including estimated tax effects. The unaudited pro-forma results do not reflect any operating efficiencies or potential cost savings which may result from the consolidation of the Acquired Detector Business and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred at the beginning of the period presented nor are they indicative of future results of operations or results that might have been achieved had the acquisition been consummated as of October 3, 2015.

Fiscal Year
(In millions)	2017
Revenue	$777.8
Operating earnings	$84.7
Net earnings	$43.1
Net earnings per share, basic	$1.15
Net earnings per share, diluted	$1.13
3. RELATED-PARTY TRANSACTIONS
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
The equity investment in dpiX Holding is accounted for under the equity method of accounting. When the Company recognizes its share of net profits or losses of dpiX Holding, profits or losses in inventory purchased from dpiX are eliminated until realized by the Company. In fiscal years 2018, 2017 and 2016, the Company recorded income and (loss) on the equity investment in dpiX Holding of $3.4 million, $0.8 million and $(1.5) million, respectively. Income and loss on the equity investment in dpiX Holding is included in other income (expense), net in the consolidated statements of earnings. The carrying value of the equity investment in dpiX Holding, which was included in investments in privately-held companies on the consolidated balance sheets, was $48.9 million and $50.0 million at September 28, 2018 and September 29, 2017, respectively.
In fiscal years 2018, 2017 and 2016, the Company purchased glass transistor arrays from dpiX totaling $19.3 million, $24.7 million and $23.4 million, respectively. These purchases of glass transistor arrays are included as a component of inventories on the consolidated balance sheets or cost of revenues in the consolidated statements of earnings for these fiscal years.
As of September 28, 2018 and September 29, 2017, the Company had accounts payable to dpiX totaling $3.7 million and $3.4 million, respectively.
In October 2013, the Company entered into an amended agreement with dpiX and other parties that, among other things, provides the Company with the right to 50% of dpiX’s total manufacturing capacity produced after January 1, 2014. The amended agreement requires the Company to pay for 50% of the fixed costs (as defined in the amended agreement), as determined at the beginning of each calendar year. As of September 28, 2018, the Company estimated it has fixed cost commitments of $4.1 million related to this amended agreement through the remainder of calendar year 2018. The fixed cost commitment for future periods will be determined and approved by the dpiX board of directors at the beginning of each calendar year. The amended agreement will continue unless the ownership structure of dpiX changes (as defined in the amended agreement).
The Company has determined that dpiX is a variable interest entity because at-risk equity holders, as a group, lack the characteristics of a controlling financial interest. Majority votes are required to direct the manufacturing activities, legal operations and other activities that most significantly affect dpiX’s economic performance. The Company does not have majority voting rights and no power to direct the activities of dpiX and therefore is not the primary beneficiary of dpiX. The Company’s exposure to loss as a result of its involvement with dpiX is limited to the carrying value of the Company’s investment of $48.9 million and fixed cost commitments of $4.1 million.
4. RESTRUCTURING
Following the acquisition of the medical imaging business from PKI, management began a multiyear program to consolidate the acquired operations, reduce costs, improve productivity and realize synergies.
In March 2018, the company made the decision to transfer the complementary metal oxide semiconductor (“CMOS”) research and development capability from the U.K. to the U.S. and to permanently close the operation of the acquired detector business in London. The company will continue to develop the CMOS technology in the U.S. due to its competitive advantages, product differentiation and future economic benefit. We expect to complete the closure of the London facility in fiscal year 2019. In connection with this initiative, we recorded $1.7 million in restructuring charges during fiscal year 2018.
In July 2018, the Company started the relocation of the production of amorphous silicon glass for digital detectors, from its Santa Clara facility, to the jointly owned dpiX fabrication facility in Colorado. The relocation of the glass production activities to a larger facility with available capacity is expected to generate costs savings of approximately $62.7 million over the next 5 years. Other digital detector manufacturing processes, such as X-ray scintillator production and detector assembly, will remain at the Santa Clara facility. We recorded $14.2 million of restructuring and impairment charges during fiscal year 2018, and expect to incur an additional $4.0 to $6.0 million of restructuring charges during fiscal year 2019, in connection with this initiative.
During fiscal year 2018, the Company also incurred approximately $0.8 million of other unrelated restructuring expenses.
Cash outflows associated with these restructuring charges are limited to employee termination expenses, facility closures and equipment sales and disposals. Below is a detail of restructuring charges incurred during fiscal year 2018:

(In millions)	September 28, 2018
Other assets impairment charges	$1.3
Inventory write downs	3.1
Long-lived asset impairment charges	3.0
Accelerated depreciation	4.2
Severance costs	4.3
Facility closures	0.8
Total restructuring charges	$16.7
5. OTHER FINANCIAL INFORMATION
     The following table summarizes the Company’s accrued liabilities:

(In millions)	September 28, 2018	September 29, 2017
Accrued compensation and benefits	$27.0	$26.0
Product warranty	7.3	7.0
Income taxes payable	1.4	13.2
Payable to Varian Medical Systems	2.3	7.9
Other	9.5	8.3
Total accrued liabilities	$47.5	$62.4

The following table summarizes the Company’s other long-term liabilities:

(In millions)	September 28, 2018	September 29, 2017
Long-term income tax payable	$3.5	$—
Environment liabilities	1.3	1.3
Defined benefit obligation liability	3.3	3.2
Other	0.4	0.2
Total other long-term liabilities	$8.5	$4.7
The following table summarizes the Company’s other income (expense), net:

	Fiscal Years
(In millions)	2018	2017	2016
Income (loss) from equity method investments	$3.9	$1.3	$(1.6)
Realized income (loss) on foreign currencies	(1.2)	1.9	(0.9)
Total other income (expense), net	$2.7	$3.2	$(2.5)
6. NET EARNINGS PER SHARE
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
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per common share is as follows:

	Fiscal Year
(In millions, except per share amounts)	2018	2017	2016(1)
Net earnings attributable to Varex	$27.5	$51.6	$68.5
Weighted average shares outstanding - basic	37.9	37.6	37.4
Dilutive effect of potential common shares	0.5	0.4	0.3
Weighted average shares outstanding - diluted	38.4	38.0	37.7
Net earnings per share attributable to Varex - basic	$0.73	$1.37	$1.83
Net earnings per share attributable to Varex - diluted	$0.72	$1.36	$1.82
Anti-dilutive employee shared based awards, excluded	1.2	1.0	0.7
(1) Basic and diluted net earnings for fiscal years 2016 is calculated using the number of common shares distributed on January 28, 2017.
The Company excludes potentially dilutive common shares (consisting of shares underlying stock options and the employee stock purchase plan) from the computation of diluted weighted average shares outstanding if the inclusion of the shares underlying these stock awards would be anti-dilutive to earnings per share.
7. FINANCIAL DERIVATIVES AND HEDGING ACTIVITIES
As part of the Company’s overall risk management practices, the Company enters into financial derivatives, which include interest rate swaps designed as cash flow hedges to hedge the LIBOR-based, floating interest rate on its debt.
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

The effective portion of the gain or loss on derivative instruments designated and qualifying for cash flow hedge accounting is deferred in other comprehensive income. Any ineffectiveness in these designated hedging relationships is recognized in current period earnings. The changes in fair value for all trades that are not designated for hedge accounting are recognized in current period earnings. Deferred gains or losses from designated cash flow hedges are reclassified into earnings in the period that the hedged interest expense effect earnings. The effectiveness of cash flow hedges is assessed at inception and quarterly thereafter. If the instrument were to no longer qualify for hedge accounting due to it becoming probable that the originally-forecasted hedged transactions will not occur, then hedge accounting would cease and the related change in fair value of the ineffective portion of the derivative instrument would be reclassified from accumulated other comprehensive income (loss) and recognized in earnings. The Company does not offset fair value amounts recognized for derivative instruments in its consolidated balance sheets for presentation purposes.
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
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is deferred as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets and is subsequently reclassified into earnings in the period that the hedged interest expense affects earnings. The ineffective portion of the changes in fair value of derivatives designated as cash flow hedges are recognized directly to earnings and reflected in the accompanying consolidated statements of earnings. No ineffectiveness was reported in earnings for fiscal year 2018.
As of September 28, 2018, the Company had the following outstanding derivatives designated as hedging instruments:

(In millions, except for number of instruments)	Number of Instruments	Notional Value
Interest Rate Swap Contracts	6	$277.5
These contracts have maturities of four years or less.
The following table summarizes the amount of income recognized from derivative instruments for the periods indicated and the line items in the accompanying statements of operations where the results are recorded for cash flow hedges:

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion) Fiscal Year Ended			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) Fiscal Year Ended			Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion) Fiscal Year Ended
(In millions)	2018	2017	2016		2018	2017	2016		2018	2017	2016
Interest Rate Swap Contracts	$6.9	$0.6	$—	Interest expense	$0.1	$(0.3)	$—	Interest expense	$—	$—	$—
The Company expects that approximately $2.2 million recorded as a component of accumulated other comprehensive income (loss) will be realized in the statements of comprehensive earnings over the next 12 months and the amount will vary depending on interest rates.

These derivative instruments are subject to master netting agreements giving effect to rights of offset with each counterparty. The following table summarizes the fair values of derivative instruments as of the periods indicated and the line items in the accompanying consolidated balance sheets where the instruments are recorded:

	Derivative Assets			Derivative Liabilities
(In millions)		September 28, 2018	September 29, 2017		September 28, 2018	September 29, 2017
Derivatives designated as cash flow hedges	Balance sheet location			Balance sheet location
Interest rate swap contracts	Other current assets	$2.2	$—	Other current liabilities	$—	$(0.6)
Interest rate swap contracts	Other non-current assets	5.5	1.6	Other non-current liabilities	—	—
		$7.7	$1.6		$—	$(0.6)
Balance Sheet Hedges
The Company also enters into foreign currency forward contracts to hedge fluctuations associated with foreign currency denominated monetary assets and liabilities, primarily cash, third-party accounts receivable, accounts payable, and intercompany receivables and payables. These forward contracts expire within 30 days. These forward contracts are not designated for hedge accounting treatment, therefore, the change in fair value of these derivatives is recorded as a component of other income (expense) and offsets the change in fair value of the foreign currency denominated assets and liabilities, which are also recorded in other income (expense). The effect of derivative instruments not designated as cash flow hedges for fiscal year 2018 was a loss of $0.3 million. The Company does not, and does not intend to use derivative financial instruments for speculative or trading purposes.
The following table shows the notional amounts of outstanding foreign currency contracts entered into under its balance sheet hedge program as of September 28, 2018:

	Notional Value of Derivatives not Designated as Hedging Instruments:
In millions	Buy contracts	Sell contract
Japanese yen	$1.3	$—
British pound sterling	—	1.6
Swiss franc	—	1.6
Chinese renminbi	3.6	—
Euro	—	3.5
	$4.9	$6.7

8. BORROWINGS
The following table summarizes the Company's short-term and long-term debt:

	September 28, 2018		September 29, 2017
(In millions, except for percentages)	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Short-term debt
Term Facility	$25.0	4.2%	$20.0	3.3%

Long-term debt:
Revolving Credit Facility	$28.0	4.2%	$104.0	3.6%
Term Facility	345.0	4.2%	370.0	3.3%
Debt issuance costs	(8.2)		(10.1)
Total long-term debt	$364.8		$463.9
Previous Credit Facility
On January 25, 2017, the Company entered into a revolving credit facility (the “Previous Revolving Credit Facility”), which matured in five years, and a term facility (the “Previous Term Facility”), which was to be repaid over five years, with 7.5% payable in quarterly installments during the first two years, 10% payable in quarterly installments during the third and fourth years and 15% payable in quarterly installments in the fifth year. The credit agreement relating to the Previous Revolving Credit Facility and the Previous Term Facility (the “Previous Credit Agreement”) contained various customary restrictive covenants that limited, among other things, the incurrence of indebtedness by Varex and its subsidiaries, the grant or incurrence of liens by Varex and its subsidiaries, the entry into sale and leaseback transactions by Varex and its subsidiaries, and the entry into certain fundamental change transactions by Varex and its subsidiaries. It also contained customary events of default and certain financial covenants, including the requirement to maintain certain financial ratios. The Previous Credit Agreement was secured by the stock and assets of certain Varex subsidiaries. The Previous Credit Agreement had several borrowing and interest rate options including the following indices: (i) the LIBOR rate, or (ii) the base rate (equal to the greater of the prime rate, the federal funds rate plus 0.50% or the LIBOR rate for a one-month period plus 1.00%). Loans under the Previous Credit Agreement bore interest at a rate per annum using the applicable indices plus a varying interest rate margin of between 1.125% and 2.125%. The Previous Credit Agreement also provided for fees applicable to amounts available to be drawn under outstanding letters of credit of 0.125% and a fee on unused commitments which ranges from 0.20% to 0.40%. On January 25, 2017, Varex borrowed $203.0 million under Previous Term Facility and transferred $200.0 million to Varian. On May 1, 2017, Varex repaid the Previous Term Agreement and Previous Credit Agreement and terminated both agreements.
Existing Credit Facility
On May 1, 2017 and in connection with the Acquired Detector Business, the Company entered into a new secured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of up to $200 million with a five-year term, and a secured term facility (the “Term Facility” and together with the Revolving Credit Facility, the “Credit Agreement”) in an aggregate principal amount of $400.0 million. The Term Facility will be repaid over five years, with 5.0% payable in quarterly installments during each of the first two years of the term thereof, 7.5% payable in quarterly installments during the third and fourth years of the term thereof, and 10% payable in quarterly installments in the fifth year of the term thereof, with the remaining amount due at maturity. Varex used the net proceeds from the Term Facility, and the net proceeds from approximately $97.0 million drawn on the Revolving Credit Facility, to pay the approximately $276.0 million purchase price for the Acquired Detector Business, plus related credit facility fees, and to repay all of Varex’s obligations under the Previous Credit Agreement. Both the Term Facility and Revolving Credit Facility expire on May 1, 2022.
The Credit Agreement contains various customary restrictive covenants that limits, among other things, the incurrence of indebtedness by Varex and its subsidiaries, the grant or incurrence of liens by Varex and its subsidiaries, the entry into sale and leaseback transactions by Varex and its subsidiaries, and the entry into certain fundamental change transactions by Varex and its subsidiaries. It also contains customary events of default and certain financial covenants, including the requirement to maintain certain financial ratios. The Company was in compliance with all financial covenants under the Credit Agreement as of September 28, 2018. The Credit Agreement is secured by the stock and assets of Varex’s material subsidiaries. The Credit Agreement has several borrowing and interest rate options including the following indices: (a) LIBOR rate, or (b) the base rate (equal to the greater of the prime rate, the federal funds rate plus 0.50% or the LIBOR rate for a one-month period plus 1.00%). Loans under the Credit Agreement bear interest at a rate per annum using the applicable indices plus a varying interest rate margin of between 1.75% and 2.75% (for LIBOR rate loans) and 0.75%-1.75% (for base rate loans). The Credit Agreement also provides for fees applicable to amounts available to be drawn under outstanding letters of credit of 0.125%, and a fee on unused commitments which ranges from 0.25% to 0.40%.
On September 28, 2018, the Company, as borrower, entered into an amendment (the “Amendment”) to its Credit Agreement, dated as of May 1, 2017, with Bank of America, N.A. as administrative agent, and the other lenders party thereto (the “Credit Agreement”). The Amendment increases the consolidated senior secured leverage ratio from the date of Amendment until the fiscal quarter ended September 27, 2019. In addition, the Amendment clarifies certain definitions, including the definition of “Consolidated EBITDA” to expressly exclude non-cash restructuring charges, increases the basket related to permitted liens from $5.0 million to $15.0 million and updates provisions related to the Employee Retirement Income Security Act of 1974.
At September 28, 2018, the Company had $364.8 million in long-term debt outstanding, net of deferred debt issuance costs of $8.2 million, and $25.0 million of current maturities of long-term debt outstanding.
Future principal payments of the term facility debt outstanding as of September 28, 2018 are as follows:

(In millions)
Fiscal years:
2019	$25.0
2020	30.0
2021	35.0
2022	280.0
Total debt outstanding	370.0
Less: current maturities of long-term debt	(25.0)
Non-current portion of long -term debt	$345.0
9. FAIR VALUE
Assets/Liabilities Measured at Fair Value on a Recurring Basis
In the tables below, the Company has segregated all assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

(In millions)	Fair Value Measurements at September 28, 2018
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents - money market funds	$—	$18.4	$—	$18.4
Interest rate swap contracts	—	7.7	—	7.7
Total assets measured at fair value	$—	$26.1	$—	$26.1
Liabilities:
Interest rate swap contracts	$—	$0.0	$—	$—
As of September 28, 2018, the total outstanding borrowings under the Company's credit agreement were $389.8 million, net of deferred loan costs, which approximated its fair value because it is carried at a market observable interest rate that resets periodically and is categorized as Level 2 in the fair value hierarchy. The fair values of certain of the Company’s financial instruments, including bank deposits included in cash and cash equivalents, accounts receivable and accounts payable, also approximate their fair values due to their short maturities.

There were no financial assets or liabilities measured on a recurring basis using significant unobservable inputs (Level 3) and there were no transfers in or out of Level 1, 2 or 3 during fiscal year 2018.
At September 29, 2017, the Company determined the following levels of inputs for the following assets or liabilities:

(In millions)	Fair Value Measurements at September 29, 2017
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents - Money market funds	$—	$11.4	$—	$11.4
Interest rate swap contracts	—	1.6	—	1.6
Total assets measured at fair value	$—	$13.0	$—	$13.0
Liabilities:
Interest rate swap contracts	$—	$0.6	$—	$0.6
10. GOODWILL AND INTANGIBLE ASSETS
The following table reflects goodwill by reportable operating segment:

(In millions)	Medical	Industrial	Total
Balance at September 29, 2017	$146.9	$95.0	$241.9
Business combination	—	1.5	1.5
Settlement of post-close working capital adjustment	0.1	0.1	0.2
Balance at September 28, 2018	$147.0	$96.6	$243.6
The following table reflects the gross carrying amount and accumulated amortization of the Company’s finite-lived intangible assets included in other assets in the consolidated balance sheets:

(In millions)	September 28, 2018	September 29, 2017
Acquired existing technology	$57.9	$57.0
Patents, licenses and other	9.9	19.4
Customer contracts and supplier relationship	42.6	42.1
Accumulated amortization	(40.6)	(31.2)
Total intangible assets with finite lives	69.8	87.3
In-process research and development with indefinite lives	4.0	4.0
Total intangible assets	$73.8	$91.3

Amortization expense for intangible assets was $16.2 million, $10.5 million and $5.5 million in fiscal years 2018, 2017 and 2016, respectively.

As of September 28, 2018, the estimated future amortization expense of intangible assets with finite lives is as follows:

(In millions)
Fiscal years:
2019	$14.6
2020	14.2
2021	13.0
2022	11.4
2023	10.3
Thereafter	6.3
Total	$69.8
11. COMMITMENTS AND CONTINGENCIES
Lease Commitments
At September 28, 2018, the Company was committed to minimum rentals under non-cancelable operating leases (including rent escalation clauses) for fiscal years 2019 through 2023 and thereafter, as follows: $5.5 million, $5.0 million, $4.4 million, $3.7 million, $1.3 million, and $0.3 million, respectively. Rental expenses were $5.3 million, $4.0 million, and $2.8 million for fiscal years 2018, 2017 and 2016, respectively.
Other Commitments
See Note 3, “Related Party Transactions” for additional information about the Company’s commitments to dpiX.
See Note 12, “Redeemable Noncontrolling Interests & Noncontrolling Interests” for additional information about the Company’s commitment to the noncontrolling shareholders of MeVis.
The Company has an environmental liability of approximately $1.3 million as of September 28, 2018.
 Contingencies
From time to time, the Company is a party to or otherwise involved in legal proceedings, claims and government inspections or investigations and other legal matters, both inside and outside the United States, arising in the ordinary course of its business or otherwise. The Company accrues amounts, to the extent they can be reasonably estimated, that it believes are adequate to address any liabilities related to legal proceedings and other loss contingencies that the Company believes will result in a probable loss (including, among other things, probable settlement value). A loss or a range of loss is disclosed when it is reasonably possible that a material loss will be incurred and can be estimated or when it is reasonably possible that the amount of a loss, when material, will exceed the recorded provision. The Company did not have any contingent liabilities as of September 28, 2018 and September 29, 2017. Legal expenses are expensed as incurred.
12. REDEEMABLE NONCONTROLLING INTERESTS & NONCONTROLLING INTERESTS
In September 2018, the Company entered into a partnership in Saudi Arabia. We have majority voting rights with an approximate 75% interest. Accordingly, we have consolidated its operations in our consolidated financial statements and recorded the noncontrolling interests. The noncontrolling interest related to the partner’s 25% interest in the joint venture is included in noncontrolling interest in the equity section of the Company’s consolidated balance sheet. Earnings representing the noncontrolling partner's share of income from operations is included in the Company's consolidated statements of earnings.
In April 2015, the Company completed the acquisition of 73.5% of the then outstanding shares of MeVis Medical Solutions AG (“MeVis”), a public company based in Bremen, Germany that provides image processing software and services for cancer screening. In August 2015, the Company, through one of its German subsidiaries, entered into a domination and profit and loss transfer agreement (the “DPLTA”) with MeVis. In October 2015, the DPLTA became effective upon its registration at the local court of Bremen, Germany. Under the DPLTA, MeVis subordinates its management to the Company and undertakes to transfer all of its annual profits and losses to the Company. In return, the DPLTA grants the noncontrolling shareholders of MeVis: (1) an annual recurring net compensation of €0.95 per MeVis share starting from January 1, 2015 and (2) a put right for their MeVis shares at €19.77 per MeVis share. Upon effectiveness of the DPLTA, the noncontrolling interests in MeVis became redeemable as a result of the put right and were reclassified to temporary equity. As of September 28, 2018, the redemption value of redeemable noncontrolling interests in MeVis was $11.1 million.
During fiscal year 2018, an immaterial number of MeVis’ shares were purchased under the put right. As of September 28, 2018, noncontrolling shareholders together held approximately 0.5 million shares of MeVis, representing 26.3% of the outstanding shares.
Changes in redeemable noncontrolling interests and noncontrolling interests were as follows:

	Fiscal Years
	2018		2017
(In millions)	Redeemable Noncontrolling Interests	Noncontrolling Interests	Redeemable Noncontrolling Interests
Balance at beginning of period	$11.2	$—	$10.3
Net earnings attributable to noncontrolling interests	0.5	0.3	0.4
Contributions from noncontrolling partner	—	1.8	—
Dividend distributions	(0.6)	—	—
Other	—	—	0.5
Balance at end of period	$11.1	$2.1	$11.2
13. EMPLOYEE STOCK PLANS
Employee Stock Plans
The Company's employees participate in Varex Imaging Corporation 2017 Omnibus Stock Plan (the “2017 Stock Plan“) and Varex Imaging Corporation 2017 Employee Stock Purchase Plan (the “2017 ESPP“) which allows the grants of stock options, restricted stock units and performance shares among other types of awards. Prior to the separation and distribution, the Company’s employees participated in Varian's stock-based compensation plans, which provided for the grants of stock options, restricted stock units and performance shares among other types of awards under Varian’s Third Amended and Restated 2005 Omnibus 2005 Stock Plan.
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
The table below summarizes the effect of recording share-based compensation expense and for the option component of the employee stock purchase plan shares:

	Fiscal Year
(In millions)	2018	2017	2016
Cost of revenues	$1.3	$0.9	$1.0
Research and development	1.8	1.5	1.4
Selling, general and administrative (1)	6.9	6.0	7.1
Total share-based compensation expense	$10.0	$8.4	$9.5

(1) Includes allocated share-based compensation of $0.0 million, $0.8 million and $3.4 million for fiscal years 2018, 2017 and 2016, respectively, and represents charges by Varian to the Company for certain Varian employees who provided general and administrative services on the Company’s behalf.
The unrecognized share-based compensation cost as of September 28, 2018 was $23.2 million, and is expected to be recognized in the next 3 to 4 fiscal years. As of September 28, 2018, there were approximately 3.0 million and 0.9 million shares of common stock available for future issuances under the 2017 Stock Plan and the 2017 ESPP, respectively.
The Company utilized the Black-Scholes valuation model for estimating the fair value of stock options granted and the option component of the 2017 ESPP. The Company calculated the fair value of each option grant and option component of the 2017 ESPP on the respective dates of grant using the following weighted average assumptions:

	Employee Stock Option Plan	Employee Stock Purchase Plans
	Fiscal Year	Fiscal Year
	2018	2018
Expected term (in years)	4.8	0.5
Risk-free interest rate	2.6%	2.0%
Expected volatility	31.8%	34.1%
Expected dividend	0.0%	0.0%
Weighted average fair value at grant date	$11.57	$8.92
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

Stock Option Activity
The following table summarizes the activity for stock options under Varex’s employee incentive plans for the Company’s employees:

(In thousands, except per share amounts and the remaining term)	Options Outstanding	Price range	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (1)
Balance at September 29, 2017	1,926	$19.21 — $34.13	$29.11
Granted	262	$31.14 — $37.60	36.43
Canceled, expired or forfeited	(27)	$25.17 — $31.08	28.74
Exercised	(150)	$19.21 — $31.08	25.33
Balance at September 28, 2018	2,011	$22.63 — $37.60	$30.35	3.8	$1,598.4
Exercisable at September 28, 2018	1,056	$22.63 — $34.13	$28.52	3.4	$1,461.3
(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and the closing price of Varex common stock of $28.66 as of September 28, 2018, the last trading date of the Company's fiscal 2018, and which represents the amount that would have been received by the option holders had all option holders exercised their options and sold the shares received upon exercise as of that date.
Restricted Stock Units, Restricted Stock Awards and Deferred Stock Units
The following table summarizes the activity for restricted stock units, restricted stock awards and deferred stock units under Varex’s employee incentive plans for the Company’s employees:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at September 29, 2017	525	$29.54
Granted	352	37.10
Vested	(190)	29.46
Canceled or expired	(46)	32.55
Balance at September 30, 2018	641	$33.60
The total grant-date fair value of shares granted in fiscal year 2018 was $10.1 million. Shares outstanding at September 28, 2018 had an estimated market value of $18.4 million.
14. TAXES ON EARNINGS
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

Taxes on earnings were as follows:

	Fiscal Years
(In millions)	2018	2017	2016
Current provision:
Federal	$(2.1)	$24.8	$26.4
State and local	(0.3)	1.6	3.9
Foreign	7.5	5.3	2.0
Total current	5.1	31.7	32.3
Deferred provision (benefit):
Federal	(7.0)	(7.0)	3.6
State and local	0.7	(1.0)	—
Foreign	(1.4)	(0.9)	0.1
Total deferred	(7.7)	(8.9)	3.7
Taxes on earnings	$(2.6)	$22.8	$36.0
Earnings before taxes are generated from the following geographic areas:

	Fiscal Years
(In millions)	2018	2017	2016
United States	$3.7	$55.5	$105.6
Foreign	22.0	19.3	(0.6)
Earnings before taxes	$25.7	$74.8	$105.0
The effective tax rate differs from the U.S. federal statutory tax rate as a result of the following:

	Fiscal Years
	2018	2017	2016
Federal statutory income tax rate	24.5%	35.0%	35.0%
State and local taxes, net of federal tax benefit	1.1%	1.3%	2.4%
Revaluation of deferred tax liabilities for US statutory change	(41.8)%	—%	—%
Mandatory repatriation tax on foreign earnings	13.0%	0.0%	0.0%
Domestic production activities deduction	(0.8)%	(2.4)%	(2.2)%
Research and development credit	(11.1)%	(2.6)%	(2.2)%
Prior year deferred tax adjustments	1.9%	(4.0)%	—%
Change in valuation allowance	(1.9)%	3.8%	—%
Other	5.0%	(0.6)%	1.3%
Effective tax rate	(10.1)%	30.5%	34.3%
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (U.S. Tax Reform) was enacted in the U.S. which significantly revised the U.S. corporate income tax structure. Among the revisions impacting our effective tax rate are a lower U.S. corporate statutory rate going from 35% to 21% effective January 1, 2018 and changes to the way foreign earnings are taxed. As a September fiscal year filer, the lower corporate income tax rate has been phased in resulting in a U.S. statutory federal rate of 24.5% for the fiscal year ended September 28, 2018.
During fiscal year 2018, the Company’s effective tax rate varied from the U.S. federal statutory rate of 24.5% primarily because of the favorable impact of changes to the U.S. corporate tax structure resulting from U.S. Tax Reform. The effective tax rate also differs from the U.S. federal statutory rate due to increases resulting from U.S. state income tax expense, losses in certain foreign jurisdictions for which no benefit is recognized, earnings in other foreign jurisdictions that are taxed at higher rates, and limitations on the deductibility of officers' compensation. These are offset by decreases due to U.S. research and development credits, tax windfalls for share-based compensation, and the release of a valuation allowance against loss carryforwards in certain foreign jurisdictions.

During fiscal years 2017 and 2016, the Company’s effective tax rate varied from the U.S. federal statutory rate of 35% primarily because of a difference in the mix of earnings by jurisdiction and overall global tax structure for Varex as a standalone company compared to the prior year when it was part of Varian. It was also impacted by the benefit of adjustments to certain deferred tax assets and the release of valuation allowances in jurisdictions where increased earnings allowed for the utilization of net operating loss carryforwards.
During the fiscal year, as a result of U.S. Tax Reform, the Company recorded income tax expense of $3.7 million for the tax on the deemed repatriation of deferred foreign earnings offset by a tax benefit of $10.9 million due to the revaluation of net deferred taxes.
The changes included in the U.S. Tax Reform Act broad, complex, and subject to interpretation. In addition, the calculation of the impact of certain provisions is dependent on amounts that, while they can be reasonably estimated, will only become final at the end of future accounting periods. On December 22, 2017, the SEC issued SAB 118, allowing registrants to consider the estimated impact of the U.S. legislation as “provisional” when it does not have the information necessary to complete the accounting for the change in tax law. In accordance with SAB 118, the tax on the deemed repatriation of foreign earnings of $3.7 million and the benefit of $10.9 million for the revaluation of net deferred taxes recorded in the year ended September 28, 2018 represent the Company’s best and reasonable estimate based on interpretation of the U.S. legislation, are considered provisional, and will be finalized before December 22, 2018.
Certain other provisions included in U.S. Tax Reform have later effective dates for fiscal year filers and may have an impact on the Company’s future effective tax rate. These include, but are not limited to, the repeal of the deduction for domestic production and changes in the taxation of foreign earnings. The Company is in the process of analyzing the effects of these provisions including GILTI (global intangible low-taxed income), BEAT (base-erosion anti-abuse tax), FDII (foreign-derived intangible income), limitations on interest expense deductions (if certain conditions apply), and other components of U.S. Tax Reform. The Company has elected to account for GILTI as a period cost if and when incurred pursuant to the exposure draft issued by the FASB in January 2018. Other future adjustments to tax expense may include the impact of actions the Company may take as a result of U.S. Tax Reform.
Significant components of deferred tax assets and liabilities are as follows:

(In millions)	September 28, 2018	September 29, 2017
Deferred Tax Assets:
Inventory adjustments	$4.2	$15.0
Share-based compensation	0.8	1.9
Product warranty	1.4	2.2
Deferred compensation	0.9	1.3
Net operating loss carryforwards	3.3	2.4
Accrued vacation	1.3	2.1
Credit carryforwards	1.8	1.9
Other	4.7	2.2
	18.4	29.0
Valuation allowance	(4)	(4.3)
Total deferred tax assets	14.4	24.7
Deferred Tax Liabilities:
Acquired intangibles	(15.2)	(26.4)
Property, plant and equipment	(14.3)	(19.9)
Investments in privately held companies	(4.1)	(6.9)
Other	(4.0)	(1.0)
Total deferred tax liabilities	(37.6)	(54.2)
Net deferred tax liabilities	$(23.2)	$(29.5)
Reported As:
Deferred tax assets	$14.4	$25.3
Deferred tax liabilities	(37.6)	(54.8)
Net deferred tax liabilities	$(23.2)	$(29.5)

As a result of the changes to the U.S. taxation of foreign earnings included in U.S. Tax Reform, the Company has re-evaluated its previous indefinite reinvestment assertion with respect to these earnings. The outcome of this evaluation resulted in the Company revoking its assertion for current and future earnings for all countries while maintaining the assertion that historic earnings are indefinitely reinvested outside the U.S. Due to the level of earnings available for repatriation, the treaty benefits applicable to jurisdictions in which those earnings are located, and the now favorable U.S. tax treatment of repatriated foreign earnings, no deferred tax liability is necessary and so has not been recorded related to the potential repatriation. As a number of states are still making legislative changes in response to U.S. Tax Reform, and under the guidance provided by SAB 118, this estimated amount, as well as the assertion itself, are deemed provisional and subject to change until finalized no later than December 22, 2018.
The Company has federal net operating loss carryforwards of approximately $3.3 million expiring between 2019 and 2024. Also, the Company has federal research credit carryforwards of $0.6 million expiring in 2038, state research credit carryforwards of $0.8 million expiring through 2032 and $0.4 million in federal AMT credit carryforward, which will be refunded between the years 2019 and 2022.
The valuation allowance relates primarily to net operating losses in certain foreign jurisdictions where, based on the weight of available evidence, it is more likely than not that the tax benefit of the net operating losses will not be realized. The valuation allowance decreased by $0.3 million during fiscal year 2018 and by $2.1 million during fiscal year 2017.
During fiscal year 2018, the Company paid U.S and foreign taxes of approximately $13.8 million. In fiscal year 2017, the Company paid U.S. and foreign taxes of approximately $6.0 million.
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
Changes in the Company’s unrecognized tax benefits were as follows:

	Fiscal Years
(In millions)	2018	2017
Unrecognized tax benefits balance–beginning of fiscal year	$0.5	$4.4
Additions based on tax positions related to the current year	0.1	0.5
Transfer to Varian	—	(4.4)
Unrecognized tax benefits balance—end of fiscal year	$0.6	$0.5
As of September 28, 2018 and September 29, 2017, the total amount of gross unrecognized tax benefits was $0.6 million and $0.5 million, respectively, all of which would affect the effective tax rate if recognized.
The Company includes interest and penalties related to income taxes within taxes on earnings on the Combined Statements of Earnings. For the year ended September 28, 2018, the tax returns are not yet due and no interest or penalties have been included in taxes on earnings for this period. For the year ended September 29, 2017 any interest or penalties related to unrecognized tax benefits are minimal and have been included in the balance for that period.
The Company files U.S. Federal and state income tax returns and non-U.S. income tax returns in various jurisdictions. All of these returns are subject to examination by their respective taxing jurisdictions from the date of filing through each applicable statute of limitation period. The Company’s significant operations up to the date of separation have historically been included in Varian’s U.S. federal and state income tax returns and non-U.S. jurisdiction tax returns. Material liabilities arising related to the pre-spin operations would be the responsibility of Varian. Other periods for entities acquired are still open and subject to examination. Generally, periods prior to 2008 are no longer subject to examination.
15. SEGMENT INFORMATION
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
Information related to the Company’s segments is as follows:

	Fiscal Year
(In millions)	2018	2017	2016
Revenues
Medical	$602.0	$556.9	$505.8
Industrial	171.4	141.2	114.3
Total revenues	773.4	698.1	620.1
Gross margin
Medical	190.5	193.6	195.8
Industrial	63.4	59.9	52.6
Total gross margin	253.9	253.5	248.4
Total operating expenses	209.4	169.8	139.3
Interest and other expenses, net	(18.8)	(8.9)	(4.1)
Earnings before taxes	25.7	74.8	105.0
Taxes on earnings (benefit)	(2.6)	22.8	36.0
Net earnings	28.3	52.0	69.0
Less: Net earnings attributable to noncontrolling interests	0.8	0.4	0.5
Net earnings attributable to Varex	$27.5	$51.6	$68.5
The following table summarizes the Company’s total assets by its reportable segments:

(In millions)	September 28, 2018	September 29, 2017
Identifiable assets:
Medical	$770.6	$832.1
Industrial	217.3	208.0
Total reportable segments	$987.9	$1,040.1

Geographic Information

	Revenues			Property, plant and equipment, net
	Fiscal Years			Fiscal Years
(In millions)	2018	2017	2016	2018	2017
United States	$268.8	$231.9	$216.5	$127.9	$132.1
Latin America	7.0	7.9	8.2	—	—
EMEA	254.5	219.5	179.5	8.7	8.4
APAC	243.1	238.8	215.9	8.3	7.8
Total company	$773.4	$698.1	$620.1	$144.9	$148.3
The Company operates various manufacturing and marketing operations outside the United States. Latin America includes Brazil and Mexico. EMEA includes Europe, Russia, the Middle East, India and Africa. APAC includes Asia and Australia. Revenues by region are based on the known final destination of products sold.
16. EMPLOYEE BENEFIT PLANS
Varex’s 401(k) plan became effective on January 1, 2017. Varex’s 401(k) plan is intended to be qualified under Section 401(a) of the Code with the 401(k) plan’s related trust intended to be tax exempt under Section 501(a) of the Code and intended for all full-time employees in the United States. This plan allows employees to contribute a portion of their pretax salary up to the maximum dollar limitation prescribed by the Internal Revenue Service. Prior to Varex's 401(k) plan becoming effective, Company employees participated in Varian's 401(k) plan. The Company made matching contributions to the plan totaling $6.5 million, $4.3 million and $3.3 million in fiscal year 2018, 2017 and 2016, respectively.
The Company also maintains defined benefit plans for employees located outside the US. The net pension liability is included in non-current liability on the Company's consolidated balance sheets and totaled $3.3 million and $3.2 million as of September 28, 2018 and September 29, 2017, respectively.
17. OTHER COMPREHENSIVE INCOME
The following table presents the changes in the accumulated balances for each component of other comprehensive income (loss):

(In millions)	Unrealized Gain (Loss) on Derivative Financial Instruments	Unrealized Gain on Defined Benefit Obligations	Accumulated Other Comprehensive Income
Balance at September 29, 2017	$0.6	$0.2	$0.8
Other comprehensive loss before reclassifications	6.8	—	6.8
Income tax benefit	(1.6)	(0.2)	(1.8)
Balance at September 28, 2018	$5.8	$0.0	$5.8

No amounts were reclassified out of accumulated other comprehensive income during fiscal years 2018 and 2017.

18. SUBSEQUENT EVENTS
On October 3, 2018, the Company, in accordance with the terms of the Credit Agreement, provided notice to the administrative agent that effective as of October 10, 2018, the Company was permanently reducing the revolving credit commitment under the Credit Agreement by $50.0 million such that the revolving credit commitment will be $150.0 million. The reduction in the revolving credit commitment will also reduce the fees paid by the Company in connection with such commitment.