Form 10-Q
period 2018-12-28
Varex Imaging Corp
filed 2019-02-06
CIK 1681622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2018
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of January 31, 2019, there were 38,119,344 shares of the registrant’s common stock outstanding.

VAREX IMAGING CORPORATION
FORM 10-Q for the Quarter Ended December 28, 2018

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended
(In millions, except per share amounts)	December 28, 2018	December 29, 2017
Revenues	$185.7	$176.2
Cost of revenues	125.7	114.7
Gross margin	60.0	61.5
Operating expenses:
Research and development	18.8	19.7
Selling, general and administrative	30.8	28.2
Total operating expenses	49.6	47.9
Operating earnings	10.4	13.6
Interest income	—	0.1
Interest expense	(5.1)	(5.5)
Other expense, net	(1.2)	(1.1)
Interest and other expense, net	(6.3)	(6.5)
Earnings before taxes	4.1	7.1
Taxes (benefit) on earnings	1.1	(4.3)
Net earnings	3.0	11.4
Less: Net earnings attributable to noncontrolling interests	—	0.1
Net earnings attributable to Varex	$3.0	$11.3
Net earnings per common share attributable to Varex
Basic	$0.08	$0.30
Diluted	$0.08	$0.30
Weighted average common shares outstanding
Basic	38.1	37.7
Diluted	38.3	38.2

See accompanying notes to the condensed consolidated financial statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Unaudited)

	Three Months Ended
(In millions)	December 28, 2018	December 29, 2017
Net earnings	$3.0	$11.4
Other comprehensive earnings, net of tax:
Unrealized gain/(loss) on interest rate swap contracts	(2.3)	1.8
Other comprehensive earnings, net of tax	(2.3)	1.8
Comprehensive earnings	0.7	13.2
Less: Comprehensive earnings attributable to noncontrolling interests	—	0.1
Comprehensive earnings attributable to Varex	$0.7	$13.1

 See accompanying notes to the condensed consolidated financial statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share amounts)	December 28, 2018	September 28, 2018
Assets
Current assets:
Cash and cash equivalents	$55.1	$51.9
Accounts receivable, net	133.4	154.0
Inventories, net	256.7	235.1
Prepaid expenses and other current assets	20.5	17.1
Total current assets	$465.7	$458.1
Property, plant and equipment, net	138.3	144.9
Goodwill	243.6	243.6
Intangible assets	70.1	73.8
Investments in privately-held companies	52.6	51.0
Other assets	30.6	16.5
Total assets	$1,000.9	$987.9
Liabilities, redeemable noncontrolling interests and equity
Current liabilities:
Accounts payable	$65.7	$66.3
Accrued liabilities	58.3	47.5
Current maturities of long-term debt	27.5	25.0
Deferred revenues	14.0	13.2
Total current liabilities	$165.5	$152.0
Long-term debt	347.9	364.8
Deferred tax liabilities	19.4	23.2
Other long-term liabilities	28.0	8.5
Total liabilities	$560.8	$548.5
Redeemable noncontrolling interests	10.9	11.1
Equity:
Preferred stock, $.01 par value: 20,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value:
Authorized shares - 150,000,000
Shares issued and outstanding - 38,119,344 and 38,026,597 at December 28, 2018 and September 28, 2018, respectively.	0.4	0.4
Additional paid-in capital	362.1	357.6
Accumulated other comprehensive income	3.5	5.8
Retained earnings	61.3	62.4
Total Varex equity	$427.3	$426.2
Noncontrolling interests	1.9	2.1
Total equity	$429.2	$428.3
Total liabilities, redeemable noncontrolling interests and equity	$1,000.9	$987.9
See accompanying notes to the condensed consolidated financial statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In millions)	December 28, 2018	December 29, 2017
Cash flows from operating activities:
Net earnings	$3.0	$11.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Share-based compensation expense	2.6	2.1
Depreciation	9.8	4.9
Amortization of intangible assets	3.7	4.2
Deferred taxes	(2.5)	(9.9)
Income from equity method investments	(0.8)	0.7
Amortization of deferred loan costs	0.6	0.6
Other, net	0.1	—
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	20.6	33.6
Inventories	(22.0)	(9.6)
Prepaid expenses and other assets	3.7	—
Accounts payable	(0.5)	1.5
Accrued operating liabilities and other long-term operating liabilities	3.1	1.1
Deferred revenues	(1.4)	(0.5)
Net cash provided by operating activities	20.0	40.1
Cash flows from investing activities:
Purchases of property, plant and equipment	(3.4)	(2.6)
Net cash used in investing activities	(3.4)	(2.6)
Cash flows from financing activities:
Borrowings under credit agreements	4.0	2.0
Repayments of borrowing under credit agreements	(19.0)	(32.0)
Proceeds from exercise of stock options	—	1.8
Proceeds from shares issued under employee stock purchase plan	1.9	1.4
Net cash used in financing activities	(13.1)	(26.8)
Effects of exchange rate changes on cash and cash equivalents and restricted cash	(0.4)	0.1
Net increase in cash and cash equivalents and restricted cash	3.1	10.8
Cash and cash equivalents and restricted cash at beginning of period	53.4	83.6
Cash and cash equivalents and restricted cash at end of period	$56.5	$94.4
Supplemental cash flow information:
Cash paid for interest	$3.0	$5.0
Cash paid for income tax	0.6	0.2
Supplemental non-cash activities:
Purchases of property, plant and equipment financed through accounts payable	$1.8	$2.0
See accompanying notes to the condensed consolidated financial statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Varex Equity	Noncontrolling Interests	Total Equity

(In millions)	Shares	Amount
September 28, 2018	38.0	$0.4	$357.6	$5.8	$62.4	$426.2	$2.1	$428.3
Effect of adoption of ASC 606	—	—	—	—	(4.1)	(4.1)	—	(4.1)
Net earnings	—	—	—	—	3.0	3.0	(0.2)	2.8
Common stock issued under employee stock purchase plan	0.1	—	1.9	—	—	1.9	—	1.9
Share-based compensation	—	—	2.6	—	—	2.6	—	2.6
Unrealized loss on interest rate swap contracts, net of tax	—	—	—	(2.3)	—	(2.3)	—	(2.3)
December 28, 2018	38.1	$0.4	$362.1	$3.5	$61.3	$427.3	$1.9	$429.2

September 29, 2017	37.6	$0.4	$342.7	$0.8	$35.1	$379.0	$—	$379.0
Net earnings	—	—	—	—	11.3	11.3	—	11.3
Exercise of stock options	—	—	1.8	—	—	1.8	—	1.8
Common stock issued under employee stock purchase plan	0.1	—	1.5	—	—	1.5	—	1.5
Share-based compensation	—	—	2.1	—	—	2.1	—	2.1
Unrealized gain on interest rate swap contracts, net of tax	—	—	—	1.8	—	1.8	—	1.8
December 29, 2017	37.7	$0.4	$348.1	$2.6	$46.4	$397.5	$—	$397.5

See accompanying notes to the condensed consolidated financial statements.

VAREX IMAGING CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Varex Imaging Corporation (the “Company,” “Varex” or “Varex Imaging”) designs, manufactures, sells and services a broad range of X-ray imaging components, including X-ray tubes, digital detectors and accessories, high voltage connectors, high-energy inspection accelerators, image processing software and workstations, computer-aided diagnostic software, collimators, automatic exposure control devices, generators, ionization chambers and buckys, for use in a range of applications, including radiographic and fluoroscopic imaging, mammography, computed tomography, oncology and computer-aided detection. The Company sells its products to imaging system original equipment manufacturer (“OEM”) customers for incorporation into new medical diagnostic, radiation therapy, dental, veterinary and industrial imaging systems, to independent service companies, distributors and directly to end-users for replacement purposes.
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
Varex Imaging Corporation was incorporated in Delaware on July 18, 2016 and is listed on the NASDAQ Global Select Market under the ticker “VREX.”
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
These condensed consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the consolidated financial statements for the fiscal years ended 2018, 2017 and 2016 included in the Company’s Form 10-K, which was filed with the SEC on November 27, 2018. The Company considers events or transactions that occur after the balance sheet date, but before the financial statements are issued, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosures.
Segment Reporting
The Company has two reportable operating segments; (i) Medical and (ii) Industrial, which align with how its Chief Executive Officer, who has been identified as the Company's Chief Operating Decision Maker, views and measures the Company’s business performance. See Note 13, “Segment Information” for further information on the Company’s segments.
Fiscal Year
The fiscal years of the Company as reported are the 52 or 53-week period ending on the Friday nearest September 30. Fiscal year 2019 is the 52-week period ending September 27, 2019. Fiscal year 2018 was the 52-week period that ended on September 28, 2018. The first fiscal quarter of 2019 ended on December 28, 2018. The first fiscal quarter of 2018 ended on December 29, 2017.
Variable Interest Entities
For entities in which the Company has variable interests, the Company determines whether the Company is the primary beneficiary of the entity by analyzing which entity has the power to direct the activities that most significantly impact the variable interest entity’s economic performance and which entity has the obligation to absorb losses or the right to receive benefits from the variable interest entity. If the Company is the primary beneficiary of a variable interest entity, the assets, liabilities and results of operations of the variable interest entity are included in the Company’s condensed consolidated financial statements. During the three months ended December 28, 2018, the Company had two variable interest entities, one of which is consolidated, because it was determined that the Company is its primary beneficiary. As of December 28, 2018, total assets and liabilities for the consolidated variable interest entity was $23.7 million and $8.3 million, respectively.
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
Restricted Cash
Restricted cash primarily consists of cash collateral related to certain leases and inventory arrangements. Restricted cash is included in other assets on the condensed consolidated balance sheet. Cash and cash equivalents and restricted cash as reported within the condensed consolidated statements of cash flows consisted of the following:

	Three Months Ended December 28, 2018		Three Months Ended December 29, 2017
	Beginning of Period	End of Period	Beginning of Period	End of Period
Cash and cash equivalents	$51.9	$55.1	$83.3	$94.1
Restricted cash	1.5	1.4	0.3	0.3
Cash and cash equivalents and restricted cash as reported per statement of cash flows	$53.4	$56.5	$83.6	$94.4
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
Credit is extended to customers based on an evaluation of the customer’s financial condition, and collateral is not required. During the periods presented, one customer accounted for a significant portion of revenues, which are as follows:

	Three Months Ended
	December 28, 2018	December 29, 2017
Canon Medical Systems Corporation	18.3%	21.3%
Canon Medical Systems Corporation accounted for 15.4% and 9.8% of the Company’s accounts receivable as of December 28, 2018 and September 28, 2018, respectively.
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
Investments
The Company accounts for its equity investments in privately-held companies under the equity method of accounting because the Company holds at least a 20% ownership interest or has the ability to exercise significant influence in these investments. The Company monitors these equity investments for impairment and makes appropriate reductions in carrying values if the Company determines that impairment charges are required for an other than temporary decline in fair value based primarily on the financial condition and near-term prospects of these companies.
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
There were no impairment charges against goodwill during the three months ended December 28, 2018 and December 29, 2017.

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
The following table reflects the changes in the Company’s accrued product warranty:

(In millions)	Warranty Allowance
Accrued product warranty, September 28, 2018	$7.3
Charged to cost of revenues	2.0
Product warranty expenditures	(2.7)
Accrued product warranty, December 28, 2018	$6.6
Revenue Recognition
Effective September 29, 2018, we adopted the requirements of Accounting Standards Update (“ASU”) 2014-09 and related amendments, Revenue from Contracts with Customers (“ASC 606”), which superseded all prior revenue recognition methods and industry-specific guidance. For additional information on our adoption of the new standard refer to the Recently Adopted Accounting Pronouncements section below.
The Company’s revenues are derived primarily from the sale of hardware and services. The Company recognizes its revenues net of any value added or sales tax and net of sales discounts.
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
The Company determines revenue recognition through the following steps:

•	Identification of the contract, or contracts, with a customer

•	Identification of the performance obligations in the contract

•	Determination of the transaction price

•	Allocation of the transaction price to the performance obligations in the contract

•	Recognition of revenue when, or as, a performance obligation is satisfied
Deferred Revenues
Deferred revenue primarily represents (i) the amount billed or received applicable to non-software products for which parts and services under the warranty contracts have not been delivered, and (ii) the amount billed or received for service contracts for which the services have not been rendered.

Share-Based Compensation Expense
The Company has an equity-based incentive plan that provides for the grant of nonqualified stock options, restricted stock units and other types of stock awards to officers and other employees and the grant of nonqualified stock options and deferred stock units to non-employee members of the Company's board of directors. The Company also permits employees to purchase shares under the Varex employee stock purchase plan.
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
Taxes on Earnings
Current income tax expense is the amount of income taxes expected to be payable for the current year. Deferred income tax liabilities or assets are established for the expected future tax consequences resulting from the differences in financial reporting and tax bases of assets and liabilities. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax assets will not be realized. In addition, the Company provides reserves for uncertain tax positions when such tax positions do not meet the recognition thresholds or measurement standards prescribed by the authoritative guidance for accounting for income taxes. Amounts for uncertain tax positions are adjusted in periods when new information becomes available or when positions are effectively settled. Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense.
On December 22, 2017, the U.S. Government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (“U.S. Tax Reform”). U.S. Tax Reform significantly revised the U.S. corporate income tax structure including a lower corporate statutory rate and changes to the way foreign earnings are taxed. U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law is enacted. In accordance with these rules, the Company is including the impact of certain provisions of U.S. Tax Reform to the extent they are effective during the current reporting period. In response to U.S. Tax Reform, the SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) that allows for reasonable estimated amounts to be recorded and a measurement period of up to one year from the date of enactment to revise these provisional amounts as new information is obtained and additional guidance is issued. During the three months ended December 28, 2018, the Company completed its analysis of U.S. Tax Reform, and the accounting for the income tax effects has been finalized for the measurement period under SAB 118 with no significant adjustment from the provisional amounts. The determination of the tax effects of U.S. Tax Reform may change following future legislation or further interpretation of U.S. Tax Reform, based on the publication of recently proposed U.S. Treasury regulations and guidance from the Internal Revenue Service and state tax authorities.
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
Recently Adopted Accounting Pronouncements
In November 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which requires that the statement of cash flows explain the change in the total amount of restricted cash during the period and other additional disclosures. The Company adopted ASU 2016-18 in the first quarter of 2019 using the retrospective transition method by restating our condensed consolidated statements of cash flows to include restricted cash balances. Net cash flows for the three months ended December 28, 2018 and December 29, 2017 did not change as a result of adopting ASU 2016-18.
The Company adopted ASC 606 as of September 29, 2018, using the modified retrospective transition method applied to those contracts which were not completed as of that date. The Company recorded a net reduction to opening retained earnings of $4.1 million, net of tax, as of September 29, 2018 due to the cumulative impact of adopting ASC 606. Refer to Note 9. Revenue Recognition to the Unaudited Condensed Consolidated Financial Statement on this Quarterly report for the detailed impact of adopting ASC 606.
Recent Accounting Standards or Updates Not Yet Effective
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
In August 2017, the FASB issued ASU 2017-12 which targets improvements to accounting for hedging activities which amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.
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

2. RELATED-PARTY TRANSACTIONS
Investment in Privately-Held Companies
The Company has a 40% ownership interest in dpiX Holding LLC (“dpiX Holding”), a four-member consortium that has a 100% ownership interest in dpiX LLC (“dpiX”), a supplier of amorphous silicon based thin film transistor arrays for digital flat panel image detectors. In accordance with the dpiX Holding operating agreement, net profits or losses are allocated to the members in accordance with their ownership interests.
The equity investment in dpiX Holding is accounted for under the equity method of accounting. When the Company recognizes its share of net profits or losses of dpiX Holding, profits or losses in inventory purchased from dpiX are eliminated. During the three months ended December 28, 2018 and December 29, 2017, the Company recorded income on the equity investment in dpiX Holding of $(0.7) million and $(0.7) million, respectively. Income and loss on the equity investment in dpiX Holding is included in other expense, net in the condensed consolidated statements of earnings. The carrying value of the equity investment in dpiX Holding was $48.2 million and $47.8 million at December 28, 2018 and December 29, 2017, respectively.
During the three months ended December 28, 2018 and December 29, 2017, the Company purchased glass transistor arrays from dpiX totaling $2.8 million and $6.6 million, respectively. These purchases of glass transistor arrays are included as a component of inventories on the condensed consolidated balance sheets or cost of revenues—product in the condensed consolidated statements of earnings.
As of December 28, 2018 and September 28, 2018, the Company had accounts payable to dpiX totaling $3.9 million and $3.7 million, respectively.
In October 2013, the Company entered into an amended agreement with dpiX and other parties that, among other things, provides the Company with the right to 50% of dpiX’s total manufacturing capacity produced after January 1, 2014. The amended agreement requires the Company to pay for 50% of the fixed costs (as defined in the amended agreement), as determined at the beginning of each calendar year. As of December 28, 2018, the Company had no remaining fixed cost commitments related to this agreement remaining for calendar year 2018. In January 2019, the fixed cost commitment was determined and approved by the dpiX board of directors to be $14.7 million for calendar year 2019. The amended agreement will continue unless the ownership structure of dpiX changes (as defined in the amended agreement).
The Company has determined that dpiX is a variable interest entity because at-risk equity holders, as a group, lack the characteristics of a controlling financial interest. Majority votes are required to direct the manufacturing activities, legal operations and other activities that most significantly affect dpiX’s economic performance. The Company does not have majority voting rights and no power to direct the activities of dpiX and therefore is not the primary beneficiary of dpiX. The Company’s exposure to loss as a result of its involvement with dpiX is limited to the carrying value of the Company’s investment of $48.2 million and fixed cost commitments.
3. FINANCIAL DERIVATIVES AND HEDGING ACTIVITIES
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
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is deferred as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets and is subsequently reclassified into earnings in the period that the hedged interest expense effects earnings. The ineffective portion of the changes in fair value of derivatives designated as cash flow hedges are recognized directly to earnings and reflected in the accompanying condensed consolidated statements of earnings. No ineffectiveness was reported in earnings for the period ending December 28, 2018.
As of December 28, 2018, the Company had the following outstanding derivatives designated as hedging instruments:

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
The following table summarizes the amount of income recognized from derivative instruments for the periods indicated and the line items in the accompanying statements of operations where the results are recorded for cash flow hedges:

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion) Three months ended		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) Three months ended		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion) Three months ended
(In millions)	2019	2018		2019	2018		2019	2018
Interest Rate Swap Contracts	$(2.5)	$2.1	Interest expense	$0.4	$(0.3)	Interest expense	$—	$—
The Company expects that approximately $2.1 million recorded as a component of accumulated other comprehensive income (loss) will be realized in the statements of earnings over the next 12 months and the amount will vary depending on interest rates.
These derivative instruments are subject to master netting agreements giving effect to rights of offset with each counterparty. The following table summarizes the fair values of derivative instruments as of the periods indicated and the line items in the accompanying consolidated balance sheets where the instruments are recorded:

	Derivative Assets and Liabilities
(In millions)		December 28, 2018	September 28, 2018
Derivatives designated as cash flow hedges	Balance sheet location
Interest rate swap contracts	Other current assets	$2.1	$2.2
Interest rate swap contracts	Other non-current assets	2.7	5.5
Interest rate swap contracts	Other current liabilities	$0.1	$—
		$4.9	$7.7

4. FAIR VALUE
Assets/Liabilities Measured at Fair Value on a Recurring Basis
In the tables below, the Company has segregated all assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

	Fair Value Measurements at December 28, 2018
(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents - Money market funds	$—	$10.7	$—	$10.7
Interest rate swap contracts	—	4.8	—	4.8
Total assets measured at fair value	$—	$15.5	$—	$15.5

Liabilities:
Interest rate swap contracts	$—	$—	$—	$—
As of December 28, 2018, the outstanding borrowings under the Company's credit agreement were $375.4 million, net of deferred loan costs, which approximated its fair value. The fair values of certain of the Company’s financial instruments, including bank deposits included in cash and cash equivalents, accounts receivable and accounts payable, also approximate their fair values due to their short maturities. The Company has elected to use the income approach to value its derivative instruments using standard valuation techniques and Level 2 inputs, such as currency spot rates, forward points and credit default swap spreads. There were no financial assets or liabilities measured on a recurring basis using significant unobservable inputs (Level 3) and there were no transfers in or out of Level 1, 2 or 3 during the three months ended December 28, 2018.
At September 28, 2018, the Company determined the following levels of inputs at fair value for the following assets or liabilities:

	Fair Value Measurements at September 28, 2018
(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents - Money market funds	$—	$18.4	$—	$18.4
Interest rate swap contracts	—	7.7	—	7.7
Total assets measured at fair value	$—	$26.1	$—	$26.1

Liabilities:
Interest rate swap contracts	$—	$—	$—	$—
5. INVENTORIES, NET
The following table summarizes the Company’s inventories, net:

(In millions)	December 28, 2018	September 28, 2018
Raw materials and parts, net	$162.8	$149.9
Work-in-process, net	33.3	25.4
Finished goods, net	60.6	59.8
Total inventories, net	$256.7	$235.1

6. INTANGIBLE ASSETS
The following table reflects the gross carrying amount and accumulated amortization of the Company’s finite-lived intangible assets included in other assets in the condensed consolidated balance sheets:

(In millions)	December 28, 2018	September 28, 2018
Acquired existing technology	$57.9	$57.9
Patents, licenses and other	9.9	9.9
Customer contracts and supplier relationship	42.6	42.6
Accumulated amortization	(44.3)	(40.6)
Total intangible assets with finite lives	66.1	69.8
In-process research and development with indefinite lives	4.0	4.0
Total intangible assets	$70.1	$73.8
Amortization expense for intangible assets was $3.7 million and $4.2 million for the three months ended December 28, 2018 and December 29, 2017, respectively.
7. BORROWINGS
Existing Credit Facility
On May 1, 2017 and in connection with the acquisition of the medical imaging business (the “Acquired Detector Business”), Varex entered into a new secured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of up to $200 million with a five-year term, and a secured term facility (the “Term Facility” and together with the Revolving Credit Facility, the “Credit Agreement”) in an aggregate principal amount of $400 million. The Term Facility will be repaid over five years, with 5.0% payable in quarterly installments during each of the first two years of the term thereof, 7.5% payable in quarterly installments during the third and fourth years of the term thereof, and 10% payable in quarterly installments in the fifth year of the term thereof, with the remaining amount due at maturity. Varex used the net proceeds from the Term Facility, and the net proceeds from approximately $97 million drawn on the Revolving Credit Facility, to pay the approximately $276 million purchase price for the acquisition of the Acquired Detector Business, plus related credit facility fees, and to repay all of Varex’s obligations under the previous credit agreement. Both the Term Facility and Revolving Credit Facility expire on May 1, 2022.
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

(In millions)	December 28, 2018	September 28, 2018	$ Change
Current portion of Term Facility	$27.5	$25.0	$2.5
Revolving Credit Facility	13.0	28.0	(15.0)
Long-Term portion of Term Facility	342.5	345.0	(2.5)
Total debt outstanding, gross	383.0	398.0	(15.0)
Debt issuance costs	(7.6)	(8.2)	0.6
Total debt outstanding, net	$375.4	$389.8	$(14.4)
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
On October 3, 2018, the Company, in accordance with the terms of the Credit Agreement, provided notice to the administrative agent that effective as of October 10, 2018, the Company was permanently reducing the revolving credit commitment under the Credit Agreement by $50.0 million such that the revolving credit commitment under the Credit Agreement is now $150.0 million. The reduction in the revolving credit commitment also reduced the fees paid by the Company in connection with such commitment.
At December 28, 2018, the Company had approximately $137.0 million of the Revolving Credit Facility available for borrowings.
8. REDEEMABLE NONCONTROLLING INTERESTS
In April 2015, the Company completed the acquisition of 73.5% of the then outstanding shares of MeVis, a publicly traded company based in Bremen, Germany that provides image processing software and services for cancer screening. In August 2015, the Company, through one of its German subsidiaries, entered into a Domination and Profit and Loss Transfer Agreement (the “DPLTA”) with MeVis. In October 2015, the DPLTA became effective upon its registration at the local court of Bremen, Germany. Under the DPLTA, MeVis subordinates its management to the Company and undertakes to transfer all of its annual profits and losses to the Company. In return, the DPLTA grants the noncontrolling shareholders of MeVis: (1) an annual recurring net compensation of €0.95 per MeVis share starting from January 1, 2015; and (2) a put right for their MeVis shares at €19.77 per MeVis share. Upon effectiveness of the DPLTA, the noncontrolling interests in MeVis became redeemable as a result of the put right and were reclassified to temporary equity.
At December 28, 2018, noncontrolling shareholders together held approximately 0.5 million shares of MeVis, representing 26.3% of the outstanding shares.
Changes in redeemable noncontrolling interests were as follows:

(In millions)	Redeemable Noncontrolling Interests
Balance at beginning of period, September 28, 2018	$11.1
Net earnings attributable to noncontrolling interests	0.1
Other, including foreign currency remeasurement	(0.3)
Balance at end of period, December 28, 2018	$10.9
9. REVENUE RECOGNITION
The Company adopted ASC 606 on September 29, 2018, using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for fiscal year 2019 reflect the application of ASC 606 guidance while the reported results for fiscal year 2018 were prepared under the guidance of ASC 605, “Revenue Recognition.” The primary impacts of the adoption include: (1) recording a separate contract liability and contract asset related to the sale of X-ray tubes that were sold with an option for the customer to require the Company to repurchase specific parts of the X‑ray tube at a specific price; and (2) recording a contract liability related to the deferral of revenue for service type warranties that are provided to certain customers who purchase Linatron® X-ray accelerators.
The Company has made the following accounting policy elections and elected to use certain practical expedients, as permitted by the FASB, in applying ASC 606: (1) the Company accounts for amounts collected from customers for sales and other taxes, net of related amounts remitted to tax authorities; (2) the Company does not adjust the promised amount of consideration for the effects of a significant financing component, if, at contract inception, the Company expects the period between the time when the Company transfers a promised good or service to the customer and the time when the customer pays for that good or service will be one year or less; (3) the Company expenses costs to obtain a contract as they are incurred if the expected period of benefit, and therefore the amortization period, is one year or less; (4) the Company accounts for shipping and handling activities that occur after control transfers to the customer as a fulfillment cost rather than an additional promised service and these fulfillment costs are included as a component of cost of revenues; and (5) the Company does not assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer.

Transaction price and allocation to performance obligations
Transaction prices of products or services are typically based on contracted rates. To the extent that the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing the expected value method when there is a large number of transactions with similar characteristics or the most likely amount method when there are two possible outcomes, depending on the circumstances of the transaction , to which the Company expects to be entitled. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the Company’s anticipated performance and all information (historical, current and forecasted) that is reasonably available.
The Company sells X-ray tubes that provide the customer with the right to return specific parts of the X-ray tube for a partial refund credit, which is identified as variable consideration. ASC 606-10-55-23 requires that for sales with a right of return, revenue is reduced for expected returns, a liability is recorded for expected returns, and an asset is recorded for right to recover products from customers on settling the liability. The Company recognizes a reduction to revenue and cost of sales at the time of sale and a corresponding contract liability and contract asset. The Company records this estimate based on the historical volume of product returns and adjusts the estimate on a quarterly basis based on the current quarter sales and current quarter returns.
If a contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price based on the estimated relative standalone selling prices of the promised products or services underlying each performance obligation. The Company determines standalone selling prices based on the price at which the performance obligation is sold separately.
The beginning net cumulative-effect adjustment to the balance sheet for the adoption of ASC 606 is as follows:

	Balance at	Adjustment Due to	Balance at
(in millions)	September 28, 2018	ASC 606	September 29, 2018
Assets:
Prepaid expenses and other current assets	$17.1	$6.4	$23.5
Other assets	16.5	18.0	34.5
Liabilities and Equity:
Deferred revenues	13.2	1.0	14.2
Accrued liabilities	47.5	7.1	54.6
Deferred tax liabilities	23.2	(0.9)	22.3
Other long-term liabilities	8.5	21.3	29.8
Retained earnings	62.4	(4.1)	58.3

The following tables compare the reported condensed consolidated balance sheet and statement of operations as of and for the three months ended December 28, 2018, to the amounts had ASC 605 been in effect:

	December 28, 2018
(in millions)	Balance without Adoption	As Reported
Assets:
Prepaid expenses and other current assets	$14.1	$20.5
Other assets	$12.7	$30.6
Liabilities and equity:
Deferred revenues	$13.0	$14.0
Accrued liabilities	$51.2	$58.3
Deferred tax liabilities	$20.3	$19.4
Other long-term liabilities	$6.8	$28.0
Retained earnings	$65.4	$61.3

	Three Months Ended December 28, 2018
(In millions)	Balance without Adoption	As Reported
Revenues	185.6	185.7
Cost of revenues	125.6	125.7
Contracts and performance obligations
The Company accounts for a contract with a customer when there is an approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of the consideration is probable. The Company's performance obligations consist mainly of transferring control of products and services identified in the contracts or purchase orders. For each contract, the Company considers the obligation to transfer products and services to the customer, which are distinct, to be performance obligations.
Revenue recognition
Revenue is recognized when, or as, obligations under the terms of a contract are satisfied, which occurs when control of the promised products or services are transferred to customers. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or services to a customer.
Product revenue is generally recognized when the customer obtains control of the Company’s product, which occurs at a point in time, and may be upon shipment or upon delivery based on the contractual shipping terms of a contract.
Service revenue is generally recognized over time as the services are rendered to the customer based on the extent of progress towards completion of the performance obligation. The Company recognizes service revenue over the term of the service contract. Services are expected to be transferred to the customer throughout the term of the contract and the Company believes recognizing revenue ratably over the term of the contract best depicts the transfer of value to the customer.
Disaggregation of Revenue
Revenue is disaggregated from contracts between geography and by reportable operating segment, which the Company believes best depicts how the nature, amount, timing, and uncertainty of revenues and cash flows are affected by economic factors.
The following table disaggregates the Company’s revenue by geographic region:

	Three Months Ended
(In millions)	December 28, 2018	December 29, 2017
Americas	$68.4	$63.7
EMEA	62.6	55.0
APAC	54.7	57.5
	$185.7	$176.2
Revenue in the United States of America was $67.2 million and $61.5 million for the three months ended December 28, 2018 and December 29, 2017, respectively.
Refer to Note 13, Segment Information, for the disaggregation of the Company’s revenue based on reportable operating segments.

Contract Balances
Contract assets are included within the prepaid expenses and other current assets, and other assets balances. Contract liabilities are included within the accrued liabilities, deferred revenues, and other long-term liabilities balances. The following table summarizes the changes in the contract assets and contract liabilities for the three months ended December 28, 2018:

(In millions)	Contact Assets
Balance at September 29, 2018	$24.4
Costs recovered from X-ray tube returns during the period	(1.5)
Contract asset from shipments of X-ray tubes, subject to product return during the period	1.4
Balance at December 28, 2018	$24.3

(In millions)	Contract Liabilities
Balance at September 29, 2018	$42.6
Recognition of revenue included in beginning of year contract liability	(1.6)
Additions to contract liabilities, net of revenue recognized during the period	1.3
Balance at December 28, 2018	$42.3
Remaining Performance Obligations
Remaining performance obligations represent deferred revenue from open contracts for which performance has already started and the transaction price from signed contracts for which performance has not yet started. As of December 28, 2018, total remaining performance obligations amounted to $300.0 million. The Company expects to recognize a majority of the remaining performance obligations over the next 12 months.
Costs to Obtain or Fulfill a Customer Contract
The Company has certain costs to obtain and fulfill a customer contract, such as commissions and shipping costs. The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. Incremental costs of obtaining contracts that would be recognized over greater than one year are not material. The Company accounts for shipping and handling activities related to contracts with customers as costs to fulfill the promise to transfer the associated products. These costs are included as a component of cost of revenues.
10. NET EARNINGS PER SHARE
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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per common share is as follows:

	Three Months Ended
(In millions, except per share amounts)	December 28, 2018	December 29, 2017
Net earnings attributable to Varex	$3.0	$11.3
Weighted average shares outstanding - basic	38.1	37.7
Dilutive effect of potential common shares	0.2	0.5
Weighted average shares outstanding - diluted	38.3	38.2
Net earnings per share attributable to Varex - basic	$0.08	$0.30
Net earnings per share attributable to Varex - diluted	$0.08	$0.30
Anti-dilutive employee shared based awards, excluded	2.1	1.0
The Company excludes potentially dilutive common shares (consisting of shares underlying stock options, unvested stock awards and purchase rights granted under the employee stock purchase plan) from the computation of diluted weighted average shares outstanding if the inclusion of the shares underlying these stock awards would be anti-dilutive to earnings per share.
11. EMPLOYEE STOCK PLANS
Share-Based Compensation Expense
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
The table below summarizes the effect of recording the share-based compensation expense (which includes the option component of the employee stock purchase plan shares):

	Three Months Ended
(In millions)	December 28, 2018	December 29, 2017
Cost of revenues	$0.3	$0.2
Research and development	0.5	0.4
Selling, general and administrative	1.8	1.5
Total share-based compensation expense	$2.6	$2.1
Stock Option Activity
The following table summarizes the activity for stock options under Varex’s 2017 Omnibus Stock Plan and 2017 Employee Stock Purchase Plan for the Company’s employees:

	Options Outstanding
(In thousands, except per share amounts and the remaining term)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value(1)
Balance at September 28, 2018	2,011	$30.35
Granted	—	—
Canceled, expired or forfeited	(4)	31.08
Exercised	—	—
Balance at December 28, 2018	2,007	$30.35	4.46	$74.6

Exercisable at December 28, 2018	1,137	$28.59	3.71	$74.6
(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and the closing price of Varex common stock of $23.63 as of December 28, 2018, the last trading date of the Company's first quarter, and which represents the amount that would have been received by the option holders had all option holders exercised their options and sold the shares received upon exercise as of that date.

Restricted Stock Units
The following table summarizes the activity for restricted stock units under Varex’s 2017 Omnibus Stock Plan for the Company’s employees:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at September 28, 2018	641	$33.60
Granted	5	24.75
Vested	(1)	37.60
Canceled or expired	(25)	33.56
Balance at December 28, 2018	620	$33.39
12. TAXES ON EARNINGS

	Three Months Ended
	December 28, 2018	December 29, 2017
Estimated effective tax rate	26.8%	(60.6)%
The Company recognized an income tax expense of $1.1 million and benefit of $4.3 million for the three months ended December 28, 2018 and December 29, 2017, respectively, for effective rates of 26.8% and (60.6)%, respectively.
The Company's effective tax rate increased primarily due to one-time benefits booked in the first quarter of fiscal year 2018, the period of enactment of the Tax Cuts and Jobs Act of 2017 (“U.S. Tax Reform”). U.S. Tax Reform significantly revised the U.S. corporate income tax structure. Among the revisions impacting the Company’s effective tax rate are a lower U.S. corporate statutory rate. As a September fiscal year filer, the lower corporate income tax rate is phased in from a U.S. statutory federal rate of 24.5% in fiscal year ending September 28, 2018 to a rate of 21% for the fiscal year ending September 27, 2019. U.S. GAAP requires the impact of tax legislation to be recognized in the period in which the law is enacted. The lower U.S. statutory rate has been included in the estimated annual effective rate used to calculate the year-to-date income tax benefit as of the end of the quarter. The repeal of the deduction for domestic production applies to the Company for the fiscal year beginning September 29, 2018, and so no benefit of such deduction has been included in the calculation of the estimated annual effective rate.
The changes included in U.S. Tax Reform are broad, complex, and subject to interpretation. In response to U.S. Tax Reform, the SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) that allows for reasonable estimated amounts to be recorded and a measurement period of up to one year from the date of enactment to revise these provisional amounts as new information is obtained and additional guidance is issued. During the three months ended December 28, 2018, the Company completed its analysis of U.S. Tax Reform, and the accounting for the income tax effects has been finalized for the measurement period under SAB 118, with no significant adjustments from the provisional amounts. Other U.S. Tax Reform provisions, including GILTI (global intangible low-taxed income), BEAT (base-erosion anti-abuse tax), FDII (foreign-derived intangible income), limitations on interest expense deductions (if certain conditions apply), and other components also have finalized and became effective during the current quarter, and have been included in the calculation of our estimated annual effective rate. The determination of the tax effects of U.S. Tax Reform may change following future legislation or further interpretation of U.S. Tax Reform, based on the publication of recently proposed U.S. Treasury regulations and guidance from the Internal Revenue Service and state tax authorities.
The guidance for accounting for U.S. Tax Reform requires taxpayers to make an election regarding the accounting for GILTI. This policy election is to either: (1) treat GILTI as a period cost if and when incurred, or (2) recognize deferred taxes for basis differences that are expected to reverse as GILTI in future years. During the first quarter of fiscal year 2019, the Company has made the accounting policy election to account for GILTI under the period cost method.
As a result of the changes to the U.S. taxation of foreign earnings included in U.S. Tax Reform, the Company reevaluated its previous indefinite reinvestment assertion with respect to these earnings during fiscal year 2018, which resulted in the Company revoking its assertion for current and future earnings for all countries, while maintaining the assertion that historic earnings are indefinitely reinvested outside the U.S. The Company is maintaining this prior assertion for the quarter ended December 28, 2018. Due to the level of earnings available for repatriation, the treaty benefits applicable to jurisdictions in which those earnings are located, and the now favorable U.S. tax treatment of repatriated foreign earnings, the amount of deferred tax liability recorded related to the potential repatriation is approximately $0.1 million. This estimated liability is for U.S. State income taxes and foreign withholding taxes that would apply if the foreign earnings were actually repatriated in the form of a dividend. In accordance with the measurement period under SAB 118, the Company’s indefinite reinvestment assertion is now finalized and is no longer provisional.
13. SEGMENT INFORMATION
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
The Industrial segment designs, manufactures, sells and services security and inspection products, which include Linatron X‑ray accelerators, X-ray tubes, digital detectors, high voltage connectors, image processing software and image detection products for security and inspection purposes, such as cargo screening at ports and borders, airports, and nondestructive examination in a variety of applications. The Company generally sells its Industrial products to OEM customers that incorporate its products into their inspection systems.
The following segment information may not be indicative of the financial results of the reported segments were they independent organizations. In addition, comparisons of the Company’s operations to similar operations of other companies may not be meaningful.
Information related to the Company’s segments is as follows:

	Three Months Ended
(In millions)	December 28, 2018	December 29, 2017
Revenues
Medical	$143.9	$139.2
Industrial	41.8	37.0
Total revenues	185.7	176.2
Gross margin
Medical	45.1	46.4
Industrial	14.9	15.1
Total gross margin	$60.0	$61.5
Total operating expenses	49.6	47.9
Interest and other income (expenses), net	(6.3)	(6.5)
Earnings before taxes	4.1	7.1
Taxes on earnings	1.1	(4.3)
Net earnings	3.0	11.4
Less: Net earnings attributable to noncontrolling interests	—	0.1
Net earnings attributable to Varex	$3.0	$11.3
The following table summarizes the Company’s total assets by its reportable segments:

(In millions)	December 28, 2018	September 28, 2018
Identifiable assets
Medical	$780.7	$770.6
Industrial	220.2	217.3
Total reportable segments	$1,000.9	$987.9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results should be read together with our Annual Report on Form 10-K for the fiscal year ended September 28, 2018.
Forward-Looking Statements
This Quarterly Report on Form 10-Q (this “Quarterly Report”) including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by, and information currently available to the management of Varex Imaging Corporation (“we,” “our,” “us,” the “Company,” “Varex,” or “Varex Imaging”). The outcome of the events described in these forward-looking statements is subject to risks and uncertainties. Actual results and the outcome or timing of certain events described in these forward looking statements is subject to risk and uncertainties. Actual results and the outcome or timing of certain events may differ significantly from those projected in these forward-looking statements or management’s current expectations. Important factors that could cause our actual results and financial condition to differ significantly from those projected in any forward-looking statements include, among other things, the following:

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

•	our ability to develop new products and enhance existing products;

•	our ability to meet the payment and other requirements of our existing bank debt and other contractual obligations;

•	disruption at our manufacturing facilities and fluctuations in manufacturing costs;

•	changes in our effective tax rate;

•	our inability to source components and raw materials of our products;

•	disruption or breach of our critical information technology systems;

•	the results of any product liability or product defect claims, product recalls and other litigation and regulatory investigations;

•	risks related to intellectual property;

•	our ability to hire and retain qualified personnel;

•	the impact of natural and other disasters, power loss, strikes and other events beyond our control;

•	the ability to identify and remediate significant deficiencies and material weaknesses in internal controls; and

•
other factors cited in the Risk Factors listed in our Annual Report on Form 10-K for the fiscal year ended 2018 and under Part II, Item 1A of this Quarterly Report, MD&A and other factors described from time to time in our other filings with the U.S. Securities and Exchange Commission (the “SEC”), or other reasons.

•
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

Any forward-looking statement made in this Quarterly Report (including in any exhibits or documents incorporated by reference) is based only on information currently available to Varex and its management and speaks only as of the date on which it is made. By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.

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
Our success depends, among other things, upon our ability to anticipate and respond to changes in our markets, the direction of technological innovation and the demands of our customers. We continue to invest in research and development and have over 500 engineers at the Company. Combining this focus on innovation and product performance with strong long-term customer relationships allows us to partner with our customers to bring industry-leading products to the X-ray imaging market. In addition, total product lifecycle cost is important. We continue to improve the life and quality of our imaging components and leverage our scale as the largest X-ray imaging component supplier to provide cost effective solutions. Demand for our products can also be impacted by geo-political factors, including tariffs on key imported materials used in manufacturing our products and also on X-ray imaging products we sell to customers outside the United States. The trade conflicts between the United States and China have negatively impacted our business and are expected to continue.
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
In China, the government is broadening the availability of healthcare services throughout the country. As a result, the number of diagnostic X-ray imaging systems, including CT, has grown significantly. We are developing CT tubes and related subsystems for Chinese OEMs as they introduce new CT imaging systems in China. The trade conflicts between the United States and China have negatively impacted our detector business in China and are expected to continue. Overall, we anticipate that China-based revenues will continue to increase as a percentage of our revenues.

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
We periodically review our accounting policies, estimates and assumptions and make adjustments when facts and circumstances dictate. Refer to Annual Report on Form 10-K for the fiscal year ended September 28, 2018 filed with the SEC on November 27, 2018 and Note 3 “Summary of Significant Accounting Policies” of the notes to the condensed consolidated financial statements of this report for further details. Our critical accounting policies that are affected by accounting estimates include revenue recognition, impairment of investments, assessment of recoverability of goodwill and intangible assets, valuation of derivative instruments, valuation of warranty obligations, and taxes on earnings. Such accounting policies require us to use judgments, often as a result of the need to make estimates and assumptions regarding matters that are inherently uncertain, and actual results could differ materially from these estimates. There have been no material changes to our critical accounting policies, estimates and assumptions or the judgments affecting the application of those estimates and assumptions since the filing of our Annual Report on Form 10-K for year ended December 31, 2018, except for the adoption of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”) discussed below.
Significant Recent Developments
Effective September 29, 2018, we adopted the requirements of ASC 606. Please refer to Note 9 “Revenue Recognition” of the notes to the condensed consolidated financial statements of this report for a discussion of the impact of adoption of ASC 606. The change to revenues in the first quarter of fiscal year 2019 due to the adoption of ASC 606 was not material and the Company does not expect that the adoption of ASC 606 will have a material impact on its consolidated financial statements for fiscal year 2019.
Fiscal Year
Our fiscal year is a 52 or 53-week period ending on the Friday nearest September 30. Fiscal year 2019 is the 52-week period ending September 27, 2019. Fiscal year 2018 was a 52-week period that ended on September 28, 2018. The fiscal quarters ended December 28, 2018 and December 29, 2017 were both 13-week periods.

Discussion of Results of Operations for the Three Months Ended December 28, 2018 Compared to the Three Months Ended December 29, 2017
Revenues

	Three Months Ended
(In millions)	December 28, 2018	December 29, 2017	$ Change	% Change
Medical	$143.9	$139.2	$4.7	3.4%
Industrial	41.8	37.0	4.8	13.0%
Total revenues	$185.7	$176.2	$9.5	5.4%
Medical as a percentage of total revenues	77%	79%
Industrial as a percentage of total revenues	23%	21%
Medical revenues increased by $4.7 million primarily due to increased sales of digital detectors for oncology, dental and fluoroscopic applications partially offset by lower sales of CT tubes, radiographic digital detectors and non-OEM aftermarket products.
Industrial revenues increased $4.8 million primarily due to increased sales of X-ray tubes and linear accelerators partially offset by lower sales of digital detectors.
Gross Margin

	Three Months Ended
(In millions)	December 28, 2018	December 29, 2017	$ Change	% Change
Medical	$45.1	$46.4	$(1.3)	(2.8)%
Industrial	14.9	15.1	(0.2)	(1.3)%
Total gross margin	$60.0	$61.5	$(1.5)	(2.4)%
Medical gross margin %	31.3%	33.3%
Industrial gross margin %	35.6%	40.8%
Total gross margin %	32.3%	34.9%
The decrease in total gross margin percentage was primarily due to restructuring charges related to discontinuation of the amorphous silicon glass fabrication at the Santa Clara facility. The decrease in medical gross margin percentage was due to the restructuring charges which were partially offset by margin improvements from a favorable product mix of high-end digital detectors. The industrial gross margin percentage decreased primarily due to higher manufacturing costs.
Operating Expenses

	Three Months Ended
(In millions)	December 28, 2018	December 29, 2017	$ Change	% Change
Research and development	$18.8	$19.7	$(0.9)	(4.6)%
As a percentage of total revenues	10.1%	11.2%
Selling, general and administrative	$30.8	$28.2	$2.6	9.2%
As a percentage of total revenues	16.6%	16.0%
Operating expenses	$49.6	$47.9	$1.7	3.5%
As a percentage of total revenues	26.7%	27.2%
Research and Development
We are committed to investing in the business to support long-term growth and believe long-term research and development expenses of approximately 8% to 10% of annual revenues is the appropriate range that will allow us to innovate and bring new products to market for our global OEM customers. Research and development costs for the first quarter of 2019 decreased to 10% of revenues due to less prototype material costs for digital detectors.

Selling, General and Administrative
Selling, general and administrative expenses as a percentage of total revenues increased primarily from restructuring expense and increased professional service fees for accounting and legal.
Interest and Other Expense, Net
The following table summarizes the Company’s interest and other expense, net:

	Three Months Ended
(In millions)	December 28, 2018	December 29, 2017	$ Change
Interest income	$—	$0.1	$(0.1)
Interest expense	(5.1)	(5.5)	0.4
Other	(1.2)	(1.1)	(0.1)
Interest and other expense, net	$(6.3)	$(6.5)	$0.2
Interest and other expense, net decrease slightly for the three months ended December 28, 2018, as compared to the three months ended December 29, 2017, primarily due to the decrease in our total debt outstanding.
Taxes on Earnings

	Three Months Ended
	December 28, 2018	December 29, 2017
Estimated effective tax rate	26.8%	(60.6)%
We recognized an income tax expense of $1.1 million and a benefit of $4.3 million for the three months ended December 28, 2018 and December 29, 2017, respectively, for effective rates of 26.8% and (60.6)%, respectively.
Our effective tax rate increased primarily due to one-time benefits booked in the first quarter of fiscal year 2018, the period of enactment of the Tax Cuts and Jobs Act of 2017 (“U.S. Tax Reform”). U.S. Tax Reform significantly revised the U.S. corporate income tax structure. Among the revisions impacting our effective tax rate are a lower U.S. corporate statutory rate. As a September fiscal year filer, the lower corporate income tax rate is phased in from a U.S. statutory federal rate of 24.5% in fiscal year ending September 28, 2018 to a rate of 21% for the fiscal year ending September 27, 2019. U.S. GAAP requires the impact of tax legislation to be recognized in the period in which the law is enacted. The lower U.S. statutory rate has been included in the estimated annual effective rate used to calculate the year-to-date income tax benefit as of the end of the quarter. The repeal of the deduction for domestic production applies for the fiscal year beginning September 29, 2018, and so no benefit of such deduction has been included in the calculation of the estimated annual effective rate.
The changes included in U.S. Tax Reform are broad, complex, and subject to interpretation. In response to U.S. Tax Reform, the SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) that allows for reasonable estimated amounts to be recorded and a measurement period of up to one year from the date of enactment to revise these provisional amounts as new information is obtained and additional guidance is issued. During the three months ended December 28, 2018, we completed our analysis of U.S. Tax Reform, and the accounting for the income tax effects has been finalized for the measurement period under SAB 118, with no significant adjustments from the provisional amounts. Other U.S. Tax Reform provisions, including GILTI (global intangible low-taxed income), BEAT (base-erosion anti-abuse tax), FDII (foreign-derived intangible income), limitations on interest expense deductions (if certain conditions apply), and other components also have finalized and became effective during the current quarter, and have been included in the calculation of our estimated annual effective rate. The determination of the tax effects of U.S. Tax Reform may change following future legislation or further interpretation of U.S. Tax Reform, based on the publication of recently proposed U.S. Treasury regulations and guidance from the Internal Revenue Service and state tax authorities.
The guidance for accounting for U.S. Tax Reform requires taxpayers to make an election regarding the accounting for GILTI. This policy election is to either: (1) treat GILTI as a period cost if and when incurred, or (2) recognize deferred taxes for basis differences that are expected to reverse as GILTI in future years. During the first quarter of fiscal year 2019, we have made the accounting policy election to account for GILTI under the period cost method.
As a result of the changes to the U.S. taxation of foreign earnings included in U.S. Tax Reform, we reevaluated our previous indefinite reinvestment assertion with respect to these earnings during fiscal year 2018, which resulted in us revoking our assertion for current and future earnings for all countries, while maintaining the assertion that historic earnings are indefinitely reinvested outside the U.S. We are maintaining this prior assertion for the quarter ended December 28, 2018. Due to the level of earnings available for repatriation, the treaty benefits applicable to jurisdictions in which those earnings are located, and the now favorable U.S. tax treatment of repatriated foreign earnings, the amount of deferred tax liability recorded related to the potential repatriation is approximately $0.1 million. This estimated liability is for U.S. State income taxes and foreign withholding taxes that would apply if the foreign earnings were actually repatriated in the form of a dividend. In accordance with the measurement period under SAB 118, our indefinite reinvestment assertion is now finalized and is no longer provisional.
Liquidity and Capital Resources
We assess our liquidity in terms of our ability to generate cash to fund our operating and investing activities. We continue to generate substantial cash from operating activities and believe that our operating cash flow, credit facility, and other sources of liquidity will be sufficient to allow us to continue to invest in our existing businesses, consummate strategic acquisitions and manage our capital structure on a short and long-term basis. Availability under our credit facility was $137.0 million as of December 28, 2018. Although we believe that our future cash from operations, together with our access to banking and capital markets, will provide adequate resources to fund our operating and financing needs, our access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including: (i) the liquidity of the overall capital markets and (ii) the current state of the economy. There can be no assurances that we will continue to have access to these markets on terms acceptable to us.
Cash and Cash Equivalents
The following table summarizes our cash and cash equivalents:

(In millions)	December 28, 2018	September 28, 2018	$ Change
Cash and cash equivalents	$55.1	$51.9	$3.2
Borrowings
The following table summarizes the changes in our debt outstanding:

(In millions)	December 28, 2018	September 28, 2018	$ Change
Current portion of Term Facility	$27.5	$25.0	$2.5
Revolving Credit Facility	13.0	28.0	(15.0)
Long-Term portion of Term Facility	342.5	345.0	(2.5)
Total debt outstanding, gross	383.0	398.0	(15.0)
Debt issuance costs	(7.6)	(8.2)	0.6
Total debt outstanding, net	$375.4	$389.8	$(14.4)
Cash Flows

	Three Months Ended
(In millions)	December 28, 2018	December 29, 2017
Net cash flow provided by (used in):
Operating activities	$20.0	$40.1
Investing activities	(3.4)	(2.6)
Financing activities	(13.1)	(26.8)
Effects of exchange rate changes on cash and cash equivalents	(0.4)	0.1
Net increase in cash and cash equivalents	$3.1	$10.8
Net Cash Provided by Operating Activities. Cash from operating activities consists primarily of net earnings adjusted for certain non-cash items, including share-based compensation, depreciation, amortization of intangible assets, deferred income taxes, income from equity investments and the effect of changes in operating assets and liabilities.
For the three months ended December 28, 2018, as compared to the three months ended December 29, 2017, cash provided by operating activities were as follows:

•	Net earnings was $3.0 million compared to $11.4 million

•	Non-cash adjustments to net earnings of $13.5 million compared to $2.6 million

•	Operating assets and liabilities activity:

◦	Accounts receivable decreased to $20.6 million from $33.6 million.

◦	Inventories increased to $22.0 million from $9.6 million.

◦	Prepaid expenses and other assets increased to $3.7 million from zero

◦	Accrued liabilities and other long-term liabilities decreased by $3.1 million compared to an increase of $1.1 million
Net Cash Used in Investing Activities. Net cash used in investing activities was $3.4 million and $2.6 million for the three months ended December 28, 2018 and December 29, 2017, respectively, and related to capital expenditures for property plant and equipment for both periods.
Net Cash Used in Financing Activities. Financing activities for the three months ended December 28, 2018 consisted of borrowings under our credit agreement of $4.0 million, repayments of borrowings of $19.0 million, and proceeds from shares issued under employee stock purchase plan of $1.9 million. Financing activities for the three months ended December 29, 2017 consisted of borrowings under our credit agreement of $2.0 million, repayments of borrowings of $32.0 million, proceeds from stock option exercises of $1.8 million, and proceeds from shares issued under employee stock purchase plan of $1.4 million.
Days Sales Outstanding
Trade accounts receivable days sales outstanding (“DSO”) was 65 days at December 28, 2018 and 68 days September 28, 2018. Our accounts receivable and DSO are impacted by a number of factors, primarily including the timing of product shipments, collections performance, payment terms, the mix of revenues from different regions and the effects of economic instability.
Contractual Obligations
In October 2013, we entered into an amended agreement with dpiX and other parties that, among other things, provides us with the right to 50% of dpiX’s total manufacturing capacity produced after January 1, 2014. The amended agreement requires us to pay for 50% of the fixed costs (as defined in the amended agreement), as determined at the beginning of each calendar year. As of December 28, 2018, we had no fixed cost commitments related to this agreement remaining for calendar year 2018. In January 2019, the fixed cost commitment was determined and approved by the dpiX board of directors to be $14.7 million for calendar year 2019. The amended agreement will continue unless the ownership structure of dpiX changes (as defined in the amended agreement).
In October 2015, we committed to grant the noncontrolling shareholders of MeVis: (1) an annual recurring net compensation of €0.95 per MeVis share; and (2) a put right for their MeVis shares at €19.77 per MeVis share. As of December 28, 2018, noncontrolling shareholders together held approximately 0.5 million shares of MeVis, representing 26.3% of the outstanding shares. See Note 8, “Redeemable Noncontrolling Interests” of the notes to the condensed consolidated financial statements for more information.
Contingencies
From time to time, we are a party to or otherwise involved in legal proceedings, claims and government inspections or investigations and other legal matters both inside and outside the United States, arising in the ordinary course of our business or otherwise. Such matters are subject to many uncertainties and outcomes are not predictable with assurance.
Off-Balance Sheet Arrangements
In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification of business partners and customers for losses suffered or incurred for property damages, death and injury and for patent, copyright or any other intellectual property infringement claims by any third parties with respect to our products. The terms of these indemnification arrangements are generally perpetual. Except for losses related to property damages, the maximum potential amount of future payments we could be required to make under these arrangements is unlimited. As of December 28, 2018, we have not incurred any material costs to defend lawsuits or settle claims related to these indemnification arrangements. As a result, we believe the estimated fair value of these arrangements is minimal.
We have indemnification obligations to our directors and officers and certain of our employees that serve as officers or directors of our foreign subsidiaries that may require us to indemnify our directors and officers and those certain employees against liabilities that may arise by reason of their status or service as directors or officers, and to advance their expenses incurred as a result of any legal proceeding against them as to which they could be indemnified. There is no maximum limit on the indemnification that may be required under these obligations. As of December 28, 2018, we have not incurred any material costs related to these indemnification obligations. As a result, we believe the estimated fair value of these obligations is minimal.

Recent Accounting Standards or Updates Not Yet Effective
See Note 1, “Summary of Significant Accounting Policies” of the notes to the condensed consolidated financial statements for a description of recent accounting standards, including the expected dates of adoption and the estimated effects on our condensed consolidated financial statements.
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
Interest Rate Risk
At December 28, 2018, we had borrowings of $375.4 million. Borrowings under our credit facilities bear interest at floating interest rates. As a result, we are exposed to fluctuations in interest rates to the extent of our borrowings under the credit facilities. As part of our overall risk management program, we entered into several interest rate swaps designed as cash flow hedges, to hedge the floating LIBOR components of our interest rate which represented a notional value of $277.5 million of our debt as of December 28, 2018. See Note 3, “Financial Derivatives and Hedging Activities” for further information on hedging activities.
Commodity Price Risk
We are exposed to market risks related to volatility in the prices of raw materials used in our products. The prices of these raw materials fluctuate in response to changes in supply and demand fundamentals and our product margins and level of profitability tend to fluctuate with changes in these raw materials prices. We try to protect against such volatility through various business strategies. During the three months ended December 28, 2018, we did not have any commodity derivative instruments in place to manage our exposure to price changes.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that such information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. The Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), with assistance from other members of management, have evaluated the effectiveness of our disclosure controls and procedures as of December 28, 2018 and, based on their evaluation, the CEO and CFO have concluded that the disclosure controls and procedures were not effective as of such date due to the material weaknesses in internal control over financial reporting that were disclosed in our Annual Report on Form 10-K for the fiscal year ended September 28, 2018.

Changes in Internal Control Over Financial Reporting
Except for the implementation of the remediation measures described below, there were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Remediation
As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended September 28, 2018, we began implementing a remediation plan to address the material weaknesses mentioned above. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings
We are subject to various claims, complaints and legal actions in the normal course of business from time to time. For example, during the quarter we initiated litigation asserting claims of patent infringement against a third party. We do not believe we have any currently pending litigation for which the outcome could have a material adverse effect on our operations or financial position.
Item 1A. Risk Factors
The following risk factors and other information included in this quarterly report on Form 10-Q should be carefully considered. Although the risk factors described below are the ones management deems significant, additional risks and uncertainties not presently known to us or that we presently deem less significant may also adversely affect our business operations. If any of the following risks or additional risks and uncertainties actually occur, our business, operating results, and financial condition could be adversely affected.
Varex sells its products and services to a limited number of OEM customers, many of which are also its competitors, and a reduction in or loss of business of one or more of these customers may materially reduce its sales.
Varex had one customer during the three months ended December 28, 2018 that accounted for 18% of its revenue. Varex’s ten largest customers as a group accounted for approximately 52% and 53% of its revenue for the three months ended December 28, 2018 and December 29, 2017, respectively.
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
Furthermore, Varex generates significant accounts receivables from the sale of its products and the provision of services directly to its major customers. If one or more of these customers were to cancel a product order or service contract (whether in accordance with its terms or otherwise), become insolvent or otherwise be unable or fail to pay for Varex products and services, Varex’s operating results and financial condition could be materially and adversely affected.
Varex may not be able to accurately predict the demand for its products by its customers.
End-user product demand, economic uncertainties, natural disasters, and other matters beyond Varex’s control make it difficult for its customers to accurately forecast and plan future business activities; which makes it difficult for Varex to accurately predict the demand for its products. Changes in customer purchasing forecasts have previously impacted Varex’s business, resulting in excess inventory and slowdowns in sales. Similar inventory adjustments and slowdowns in sales are likely to occur in the future. In addition, changes to customer forecasts can occur on short notice. Varex’s customers also face inherent competitive issues and new product introduction delays which can result in changes in forecasts. The market and regulatory risks faced by Varex’s customers also ultimately impact Varex’s ability to forecast future business. Varex’s agreements for imaging components, such as its three-year pricing agreement with Canon Medical Systems, may contain purchasing estimates that are based on its customers’ historical purchasing patterns rather than firm commitments, and actual purchasing volumes under the agreements may vary significantly from these estimates. The variation from forecasted purchasing volume may be due, in part, to the increasing life of X-ray tubes, which can result in reduced demand for replacement X-ray tubes in ways Varex may not be able to accurately forecast. Reductions in purchasing patterns have in the past and may in the future materially and adversely affect Varex’s operating results.
Varex competes in highly competitive markets, and it may lose business to its customers or other companies with greater resources or the ability to develop more effective technologies, or it could be forced to reduce its prices.
Rapidly-evolving technology, intense competition and pricing pressure characterize the market in which Varex competes. Varex often competes with companies that have greater financial, marketing and other resources than Varex, including Varex’s customers. If these customers manufacture a greater percentage of their components in house or otherwise decrease purchases from external sources, which may occur for a number of reasons, including a strong U.S. Dollar, Varex could experience reductions in purchasing volume by, or loss of, one or more of these customers. Such a reduction or loss may have a material and adverse effect on its business. Some of the major diagnostic imaging systems companies, which are the primary OEM customers for Varex’s X-ray components, also manufacture X-ray components, including X-ray tubes, for use in their own imaging systems products. Varex must compete with these in-house manufacturing operations for business. In addition, Varex competes against other stand-alone, independent X-ray tube manufacturers for both the OEM business of major diagnostic imaging equipment manufacturers and the independent servicing business for X-ray tubes. The market for flat panel detectors is also very competitive, and Varex faces intense competition from over a dozen smaller competitors. As a result of these competitive dynamics, in order for Varex to effectively retain the business of its customers and compete with its competitors, it must have an advantage in one or more significant areas, such as lower product cost, better product quality and/or superior technology and/or performance.
In its industrial segment, Varex competes with other OEM suppliers, primarily outside of the United States. The market for its X-ray tube and flat panel products used for nondestructive testing in industrial applications is small and highly fragmented. In addition, some of Varex’s competitors outside the United States may have resources and support from their governments that Varex cannot replicate, such as preferences for local manufacturers, and may not be subject to the same trade compliance regulations as Varex. Therefore, Varex’s ability to compete in certain high-growth markets may be limited compared to its competitors.
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
The United States has recently implemented new tariffs on imported steel, aluminum and many other items. Tariffs on items imported by us from China and other countries have increased our costs and could result in increased prices or lower gross margins on some of our products sold. These tariffs have already had a direct adverse impact on our business and results of operations, and future tariffs could have a more significant impact on our business in the future. Retaliatory tariffs implemented by China impact a number of Varex products including U.S. origin X-ray tubes, heat exchange units, and certain flat panel detectors. The tariffs levied by China have increased our customers’ costs for products imported into China, which has caused us to make price concessions on some products, or in some cases, has caused customers to look elsewhere for products. We expect that tariffs will continue to have a negative effect on our business and results of operations, including the possibility of continued price concessions or loss of business. The imposition of additional tariffs by the United States could result in the adoption of additional tariffs by China and other countries, as well as further retaliatory actions by any affected country, which could negatively impact the global market for imaging equipment and could have a significant adverse effect on our business.
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
A public market did not exist for Varex common stock prior to January of 2017. In the past year, Varex's stock price has ranged from a low of $21.57 to a high of $43.76. Varex cannot guarantee that an active trading market will be sustained for its common stock. Nor can Varex predict the prices at which shares of its common stock may trade. Varex has experienced and expects in the future to experience fluctuations in its operating results, including revenues and margins, from period to period. These fluctuations may cause Varex’s stock price to be volatile, which could cause losses for its stockholders.
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

•	fluctuation in its effective tax rate, which may or may not be known to Varex in advance;

•	the availability of economic stimulus packages or other government funding, or reductions thereof;

•	disruptions in the supply or changes in the costs of raw materials, labor, product components or transportation services;

•	changes to its organizational structure, which may result in restructuring or other charges;

•	disruptions in its operations, including its ability to manufacture products, caused by events such as earthquakes, fires, floods, terrorist attacks or the outbreak of epidemic diseases;

•	the unfavorable outcome of any litigation or administrative proceeding or inquiry, as well as ongoing costs associated with legal proceedings; and

•	accounting changes and adoption of new accounting pronouncements.
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
Varex is party to a secured revolving credit facility and a secured term loan credit facility, each of which contains restrictive financial covenants, including financial covenants that require Varex to comply with specified financial ratios. Varex may have to curtail some of its operations to comply with these covenants. In addition, its credit facilities contain other affirmative and negative covenants that could restrict its operating and financing activities. These provisions limit its ability to, among other things, incur future indebtedness, contingent obligations or liens, guarantee indebtedness, make certain investments and capital expenditures, sell stock or assets, pay dividends and consummate certain mergers or acquisitions. If Varex fails to comply with the credit facility requirements, it may be in default. Upon an event of default, if the credit facility documents are not amended or the event of default is not waived, the lender could declare all amounts then outstanding, together with accrued interest, to be immediately due and payable. If this happens, Varex may not be able to make those payments or borrow sufficient funds from alternative sources to make those payments. Even if Varex were to obtain additional financing, that financing may be on unfavorable terms.
Varex has significant debt obligations that could adversely affect Varex’s business, profitability and ability to meet its obligations.
As of December 28, 2018, Varex’s total combined indebtedness was approximately $375.4 million (net of deferred loan costs). The borrowings under Varex’s credit facilities bear interest at floating interest rates. As part of its overall risk management practices, Varex entered into financial derivatives, particularly interest rate swaps designed as cash flow hedges, to hedge the floating LIBOR interest rate on $277.5 million of its debt. As a result, Varex will be exposed to fluctuations in interest rates to the extent of the balance of its borrowings under the LIBOR-based portion of its credit facilities.
Varex's debt could potentially have important consequences to Varex and its investors, including:

•	requiring that a portion of Varex’s cash flow from operations be used to make principal and interest payments on this debt, which would reduce cash flow available for other corporate purposes;

•	increasing Varex’s vulnerability to shifts in interest rates and to general adverse economic and industry conditions;

•	limiting Varex’s flexibility in planning for, or reacting to, changes in its business and the industry; and

•	limiting Varex’s ability to borrow additional funds as needed or increasing the costs of any such borrowing.
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
The majority of Varex’s products are manufactured at its facility in Salt Lake City, Utah. Varex’s manufacturing operations are subject to potential power failures, the breakdown, failure, or substandard performance of equipment, the improper installation or operation of equipment, and natural or other disasters. Loss or damage to this manufacturing facility due to any of these factors or otherwise could materially and adversely affect Varex’s ability to manufacture sufficient quantities of its products or otherwise deliver products to meet customer demand or contractual requirements, which may result in a loss of revenue and other adverse business consequences. Because of the time required to obtain regulatory approval and licensing of a manufacturing facility, Varex may not be available on a timely basis to replace any lost manufacturing capacity. The occurrence of these or any other operational issues at Varex’s manufacturing facilities could have a material and adverse effect on Varex’s business, financial condition, and results of operations.
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
Varex conducts business globally. Revenues generated from customers located outside the United States accounted for approximately 64% and 65% of Varex’s total revenues during the three months ended December 28, 2018 and December 29, 2017, respectively. As a result, Varex must provide significant service and support globally. Varex intends to continue to expand its presence in international markets and expects to expend significant resources in doing so. Varex cannot be sure that it will be able to meet its sales, service, and support objectives or obligations in these international markets or recover its investment in these international markets. Varex’s future results could be harmed by a variety of factors, including:

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

•	any inability to obtain required export or import licenses or approvals, including the inability to obtain required export licenses during a U.S. government shutdown;

•
failure to comply with export laws and requirements, which may result in civil or criminal penalties and restrictions on Varex’s ability to export its products, particularly its industrial linear accelerator products;

•	risks unique to the Chinese market, including import barriers and preferences for local manufacturers;

•
failure to obtain proper business licenses or other documentation or to otherwise comply with local laws and requirements regarding marketing, sales, service, or any other business Varex conducts in a foreign jurisdiction, which may result in civil or criminal penalties and restrictions on its ability to conduct business in that jurisdiction; and

•	that it may be more difficult to protect Varex’s intellectual property in foreign countries.
Although Varex’s sales fluctuate from period to period, in recent years Varex’s international operations have represented a larger share of its business. The more Varex depends on international sales, the more vulnerable Varex becomes to these factors. For example, recent trade disputes as well as tariffs enacted by China and the United States have had a negative effect on Varex’s business and will likely continue to negatively impact our business.
A change in the percentage of Varex’s total earnings from international sales or continued changes in tax laws could increase Varex’s effective tax rate.
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
The global economy has been impacted by a number of economic and political factors. In many markets, these conditions have shrunk capital equipment budgets, slowed decision-making and made it difficult for Varex’s customers and vendors to accurately forecast and plan future business activities. This, in turn, has caused Varex’s customers to be more cautious with, and sometimes freeze, delay, or dramatically reduce purchases and capital project expenditures. Some countries have adopted and may in the future adopt austerity or stimulus programs that could negatively affect Varex’s results from period to period. In addition, actions taken by the current U.S. administration and the pending withdrawal of the United Kingdom from the European Union (“EU”) may also create global economic uncertainty, which may cause our customers to reduce their spending, which, in turn, could adversely affect our business, financial condition, operating results, and cash flows. An uncertain economic environment may also disrupt supply or affect our service business, as customers’ constrained budgets may result in pricing pressure, extended warranty provisions, and even cancellation of service contracts.
In addition, concerns over continued economic instability could make it more difficult for Varex to collect outstanding receivables. A weak or deteriorating healthcare market would inevitably materially and adversely affect Varex’s business, financial conditions, and results of operations.
Because Varex’s products are generally priced in U.S. Dollars, the strengthening of the U.S. Dollar in the last several years has caused, and could continue to cause, some customers to ask for discounts, delay purchasing decisions, or consider moving to in-sourcing such components or migrating to lower cost alternatives. Further, because Varex’s business is global and some payments may be made in local currency, fluctuations in foreign currency exchange rates can impact its results by affecting product demand, revenues and expenses, and/or the profitability in U.S. Dollars of products and services that Varex provides in foreign markets.

Changes in monetary or other policies here and abroad, including as a result of economic and/or political instability or in reaction thereto, would also likely affect foreign currency exchange rates. Furthermore, if one or more European countries were to replace the Euro with another currency, Varex’s sales in these countries, or in Europe generally, would likely be materially and adversely affected until such time as stable exchange rates are established.

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
Varex is required to disclose (1) the presence in a company’s products of certain metals known as “conflict minerals,” which are metals mined from the Democratic Republic of the Congo and adjoining countries, and (2) procedures regarding a manufacturer’s efforts to identify the sourcing of those minerals from this region. Varex’s complex supply chain may inhibit Varex’s ability to sufficiently verify the origins of the relevant minerals used in its products through the due diligence procedures that it implements, which may harm Varex’s reputation. In addition, Varex may encounter challenges in satisfying customers who require that all of the components of Varex products are certified as conflict-free, which could place Varex at a competitive disadvantage if it is unable to do so. Moreover, complying with these rules requires investigative efforts, which has and will continue to cause Varex to incur associated costs and could materially and adversely affect the sourcing, supply, and pricing of materials used in Varex’s products or result in process or manufacturing modifications, all of which could materially and adversely affect its results of operations.

Fulfilling obligations incidental to being a public company, including with respect to the requirements of and related rules under the Sarbanes-Oxley Act of 2002, will place significant demands on Varex’s management, administrative, and operational resources, including accounting and information technology resources.
As a public company, Varex is subject to the reporting requirements of the Securities Exchange Act of 1934, (the “Exchange Act”), and is required to prepare its financial statements according to the rules and regulations required by the SEC. In addition, the Exchange Act requires that Varex file annual, quarterly, and current reports. Varex’s failure to prepare and disclose this information in a timely manner or to otherwise comply with applicable law could subject it to penalties under federal securities laws, expose it to lawsuits and restrict its ability to access financing.
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
Varex identified material weaknesses in its internal control related to ineffective information technology general and business processes controls which, if not remediated appropriately or timely, could result in loss of investor confidence and adversely impact our stock price.
During Varex's 2018 fiscal year end financial reporting process, management and Varex’s internal auditors determined that Varex did not appropriately design controls in response to the risk of material misstatements. As a result, management and Varex’s internal auditors identified material weaknesses related to ineffective information technology general controls (“ITGCs”) in the areas of user access and program change-management over certain information technology (“IT”) systems that support the Company’s financial reporting processes. Management and Varex's internal auditors also identified business process control deficiencies which independently, as well as when combined with the material weaknesses in ITGCs, resulted in material weakness in the areas of customer order entry and pricing, cycle count programs, capitalization of manufacturing variances, our German operations and the financial close process. As a result, management concluded that Varex's internal control over financial reporting was not effective as of September 28, 2018. These deficiencies did not result in a material misstatement to the consolidated financial statements, however, until remediated, these deficiencies could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected on a timely basis. There can be no assurance that the remedial measures being implemented by Varex's management will be successful. If Varex is unable to remediate the material weaknesses, or is otherwise unable to maintain effective internal control over financial reporting or disclosure controls and procedures, Varex's ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected, which could subject Varex to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and adversely impact our stock price.
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
If Varex or any of its suppliers, distributors, agents, or customers fail to comply with FDA, Federal Trade Commission, or other applicable U.S. regulatory requirements or are perceived to have failed to comply with regulations, Varex may face:

•	adverse publicity affecting both Varex and its customers;

•	increased pressures from competitors;

•	investigations by governmental authorities;

•	fines, injunctions, civil penalties, and criminal prosecution;

•	partial suspension or total shutdown of production facilities or the imposition of operating restrictions;

•	increased difficulty in obtaining required clearances or approvals or losses of clearances or approvals already granted;

•	seizures or recalls of Varex products or those of its customers;

•	delays in purchasing decisions by customers or cancellation of existing orders;

•	the inability to sell Varex products; and

•	difficulty in obtaining product liability or operating insurance at a reasonable cost, or at all.
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
Anti-corruption laws and regulations. Varex is subject to the U.S. Foreign Corrupt Practices Act and anti-corruption laws, as well as similar laws in foreign countries, such as the U.K. Bribery Act and the Law On the Fundamentals of Health Protection in the Russian Federation. In general, there is a worldwide trend to strengthen anti-corruption laws and their enforcement, and the healthcare industry and medical equipment manufacturers have been particular targets of these investigation and enforcement efforts. Any violation of these laws by Varex or its agents or distributors could create substantial liability for Varex, subject its officers and directors to personal liability, and cause a loss of reputation in the market. Transparency International’s 2017 Corruption Perceptions Index measured the degree to which public sector corruption is perceived to exist in 180 countries/territories around the world and found that two-thirds of the countries in the index, including many that Varex considers to be high-growth areas for Varex’s products, such as China and India, scored below 50 on a scale from 100 (very clean) to 0 (highly corrupt). Varex operates in many countries where the public sector is perceived as being corrupt. Varex’s strategic business plans include expanding its business in regions and countries that are rated as higher risk for corruption activity by Transparency International. Becoming familiar with and implementing the infrastructure necessary to comply with laws, rules, and regulations applicable to new business activities and mitigating and protecting against corruption risks could be quite costly. In addition, failure by Varex or its agents or distributors to comply with these laws, rules, and regulations could delay its expansion into high-growth markets and could materially and adversely affect its business. Varex will inevitably do more business, directly and potentially indirectly, in countries where the public sector is perceived to be corrupt. Increased business in higher-risk countries could subject Varex and its officers and directors to increased scrutiny and increased liability from its business operations.
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
Protecting Varex’s intellectual property can be costly, and Varex may not be able to maintain its rights, and, in either case, its competitive position would be harmed if Varex is not able to do so.
Varex files applications as appropriate for patents covering new products and manufacturing processes. Varex cannot be sure, however, that patents will be issued from any of Varex’s pending or future patent applications. Varex also cannot be sure that its current patents, the claims allowed under its current patents, or patents for technologies licensed to Varex will be sufficiently broad to protect its technology position against competitors. Issued patents owned by, or licensed to, Varex may be challenged, invalidated, or circumvented, or the rights granted under the patents may not provide Varex with competitive advantages. Asserting Varex’s patent rights against others in litigation or other legal proceedings is costly and diverts managerial resources. For example, during the quarter Varex initiated litigation asserting claims of patent infringement against a third party. Varex intends to prosecute its claims vigorously, and Varex has experienced, and will continue to experience, increased legal expenses related to this litigation that could adversely affect its financial results. An adverse finding in this or similar patent infringement litigation could adversely impact Varex’s competitive position. In addition, Varex may not be able to detect patent infringement by others or may lose its competitive position in the market before Varex is able to do so.
Varex also relies on a combination of copyright, trade secret, and other laws, and contractual restrictions on disclosure, copying and transferring title (including confidentiality agreements with vendors, strategic partners, co-developers, employees, consultants, and other third parties), to protect its proprietary, and other confidential rights. These protections may prove to be inadequate, since agreements may still be breached, and Varex may not have adequate remedies for a breach, and its trade secrets may otherwise become known to or be independently developed by others, including as a result of misappropriation by unauthorized access to Varex’s technology systems. If Varex’s proprietary or confidential information is misappropriated, its business and financial results could be materially and adversely impacted. Varex has trademarks, both registered and unregistered, that are maintained and enforced to provide customer recognition for its products in the marketplace, but unauthorized third parties may still use them. Varex also has agreements with third parties that license to Varex certain patented or proprietary technologies. In some cases, products with substantial revenues may depend on these license rights. If Varex were to lose the rights to license these technologies, or its costs to license these technologies were to materially increase, its business would suffer.

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
Varex maintains limited product liability insurance coverage. Varex’s product liability insurance policies are expensive and have high deductible amounts and self-insured retentions. Varex’s insurance coverage may prove to be inadequate, and future policies may not be available on acceptable terms or in sufficient amounts, if at all. If a material claim is not insured or is in excess of Varex’s insurance coverage, or for which insurance coverage is denied or limited, Varex could have to pay substantial damages, which could have a material and adverse effect on its financial position and/or results of operations.
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

•
the requirement that the affirmative vote of stockholders holding at least 66 2/3% of Varex’s voting stock is required to amend certain provisions in Varex’s Amended and Restated Certificate of Incorporation (relating to the term and removal of its directors, the filling of its board vacancies, the calling of special meetings of stockholders, stockholder action by written consent, the elimination of liability of directors to the extent permitted by Delaware law and indemnification of directors and officers), although this requirement will expire on the completion of the 2021 annual meeting of stockholders, after which Varex's Amended and Restated Certificate of Incorporation may be amended by the affirmative vote of the holders of at least a majority of the outstanding voting stock.

In addition, because Varex did not elect to be exempt from Section 203 of the Delaware General Corporation Law (the “DGCL”), this provision could also delay or prevent a change of control that stockholders may favor. Section 203 provides that, subject to limited exceptions, persons that acquire, or who are affiliated with a person that acquires, more than 15% of the outstanding voting stock of a Delaware corporation (an “interested stockholder”) shall not engage in any business combination with that corporation, including by merger, consolidation, or acquisitions of additional shares, for a three-year period following the date on which the person became an interested stockholder, unless: (i) prior to such time, the board of directors of such corporation approved either the business combination or the transaction that resulted in the stockholder becoming an interested stockholder; (ii) upon consummation of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of such corporation at the time the transaction commenced; or (iii) on or subsequent to such time the business combination is approved by the board of directors of such corporation and authorized at a meeting of stockholders by the affirmative vote of at least two-thirds of the outstanding voting stock of such corporation not owned by the interested stockholder.
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
The historical information about Varex in its Annual Report on Form 10-K for the fiscal year ended 2018 refers to Varex’s business as operated by and integrated with Varian. Varex’s historical financial information prior to January 28, 2017 included in its Annual Report on Form 10-K for the fiscal year ended 2018 is derived from the consolidated financial statements and accounting records of Varian. Accordingly, this historical financial information does not necessarily reflect the financial condition, results of operations, or cash flows that Varex would have achieved as a separate, publicly-traded company during the periods presented or that which Varex will achieve in the future, primarily as a result of the factors described below:

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
Potential indemnification liabilities to Varian could materially and adversely affect Varex’s business, financial condition, results of operations, and cash flows.
Varex entered into a Separation and Distribution Agreement when it separated from Varian. The agreement provides for, among other things, indemnification obligations designed to make Varex financially responsible for: any Varex liabilities; the failure of Varex to pay, perform, or otherwise promptly discharge any Varex liabilities or contracts in accordance with their respective terms; any guarantee, indemnification obligation, surety bond or other credit support agreement, arrangement, commitment, or understanding by Varian for the benefit of Varex, unless related to Varian liabilities; any breach by Varex of the Separation and Distribution Agreement or any of the ancillary agreements; any action by Varex in contravention of its Amended and Restated Certificate of Incorporation or Amended and Restated Bylaws; and, any untrue statement or alleged untrue statement of a material fact or omission or alleged omission to state a material fact required to be stated therein or necessary to make the statements therein not misleading, with respect to all information contained in the Registration Statement on Form 10 (as amended or supplemented) or any other disclosure document that describes the separation, the distribution, Varex and its subsidiaries, or the transactions contemplated by the Separation and Distribution Agreement, subject to certain exceptions. If Varex is required to indemnify Varian under the circumstances set forth in the Separation and Distribution Agreement, Varex may be subject to substantial liabilities

.
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

VAREX IMAGING CORPORATION

Date:	February 6, 2019	By:	/s/ CLARENCE R. VERHOEF
Clarence R. Verhoef
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)