Form 10-Q
period 2019-03-29
Varex Imaging Corp
filed 2019-05-08
CIK 1681622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2019
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	VREX	The Nasdaq Global Select Market
As of May 2, 2019, there were 38.3 million shares of the registrant’s common stock outstanding.

VAREX IMAGING CORPORATION
FORM 10-Q for the Quarter Ended March 29, 2019

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Revenues	$195.8	$201.2	$381.5	$377.4
Cost of revenues	131.4	131.1	257.1	245.8
Gross margin	64.4	70.1	124.4	131.6
Operating expenses:
Research and development	18.8	22.0	37.6	41.8
Selling, general and administrative	31.1	30.9	61.9	59.1
Total operating expenses	49.9	52.9	99.5	100.9
Operating earnings	14.5	17.2	24.9	30.7
Interest income	0.1	—	0.1	0.1
Interest expense	(5.5)	(5.6)	(10.6)	(11.1)
Other (expense) income, net	(1.3)	4.1	(2.5)	3.1
Interest and other expense, net	(6.7)	(1.5)	(13.0)	(7.9)
Earnings before taxes	7.8	15.7	11.9	22.8
Taxes (benefit) on earnings	1.9	3.4	3.0	(1.1)
Net earnings	5.9	12.3	8.9	23.9
Less: Net earnings attributable to noncontrolling interests	0.1	0.1	0.1	0.3
Net earnings attributable to Varex	$5.8	$12.2	$8.8	$23.6
Net earnings per common share attributable to Varex
Basic	$0.15	$0.32	$0.23	$0.62
Diluted	$0.15	$0.32	$0.23	$0.62
Weighted average common shares outstanding
Basic	38.2	37.8	38.1	37.8
Diluted	38.5	38.4	38.4	38.3

See accompanying notes to the condensed consolidated financial statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Unaudited)

	Three Months Ended		Six Months Ended
(In millions)	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Net earnings	$5.9	$12.3	$8.9	$23.9
Other comprehensive earnings, net of tax:
Unrealized (loss)/gain on interest rate swap contracts	(1.4)	2.1	(3.7)	4.0
Other comprehensive earnings, net of tax	(1.4)	2.1	(3.7)	4.0
Comprehensive earnings	4.5	14.4	5.2	27.9
Less: Comprehensive earnings attributable to noncontrolling interests	0.1	0.1	0.1	0.3
Comprehensive earnings attributable to Varex	$4.4	$14.3	$5.1	$27.6

 See accompanying notes to the condensed consolidated financial statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share and per share amounts)	March 29, 2019	September 28, 2018
Assets
Current assets:
Cash and cash equivalents	$31.0	$51.9
Accounts receivable, net	124.5	154.0
Inventories, net	261.2	235.1
Prepaid expenses and other current assets	20.6	17.1
Total current assets	437.3	458.1
Property, plant and equipment, net	137.1	144.9
Goodwill	243.6	243.6
Intangible assets	65.8	73.8
Investments in privately-held companies	52.0	51.0
Other assets	29.8	16.5
Total assets	$965.6	$987.9
Liabilities, redeemable noncontrolling interests and equity
Current liabilities:
Accounts payable	$62.3	$66.3
Accrued liabilities	51.7	47.5
Current maturities of long-term debt	29.4	25.0
Deferred revenues	12.9	13.2
Total current liabilities	156.3	152.0
Long-term debt	316.7	364.8
Deferred tax liabilities	19.0	23.2
Other long-term liabilities	27.6	8.5
Total liabilities	519.6	548.5
Redeemable noncontrolling interests	10.8	11.1
Equity:
Preferred stock, $.01 par value: 20,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value:
Authorized shares - 150,000,000
Shares issued and outstanding - 38,249,440 and 38,026,597 at March 29, 2019 and September 28, 2018, respectively.	0.4	0.4
Additional paid-in capital	363.1	357.6
Accumulated other comprehensive income	2.1	5.8
Retained earnings	67.7	62.4
Total Varex equity	433.3	426.2
Noncontrolling interests	1.9	2.1
Total equity	435.2	428.3
Total liabilities, redeemable noncontrolling interests and equity	$965.6	$987.9
See accompanying notes to the condensed consolidated financial statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(In millions)	March 29, 2019	March 30, 2018
Cash flows from operating activities:
Net earnings	$8.9	$23.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Share-based compensation expense	5.6	4.7
Depreciation	14.1	10.5
Amortization of intangible assets	7.3	8.4
Deferred taxes	(2.6)	(11.1)
Income from equity method investments	(0.3)	(3.2)
Amortization of deferred loan costs	1.2	1.2
Impairment of intangible assets	0.8	—
Other, net	1.4	—
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	29.4	34.4
Inventories	(26.4)	(11.0)
Prepaid expenses and other assets	2.5	1.3
Accounts payable	(2.7)	(7.2)
Accrued operating liabilities and other long-term operating liabilities	(4.4)	(6.0)
Deferred revenues	(1.9)	(0.4)
Net cash provided by operating activities	32.9	45.5
Cash flows from investing activities:
Purchases of property, plant and equipment	(7.6)	(6.9)
Net cash used in investing activities	(7.6)	(6.9)
Cash flows from financing activities:
Taxes related to net share settlement of equity awards	(2.1)	(2.3)
Borrowings under credit agreements	7.0	10.0
Repayments of borrowing under credit agreements	(52.0)	(78.0)
Proceeds from exercise of stock options	0.1	2.2
Proceeds from shares issued under employee stock purchase plan	1.9	1.4
Payment of debt issuance costs	(0.5)	—
Net cash used in financing activities	(45.6)	(66.7)
Effects of exchange rate changes on cash and cash equivalents and restricted cash	(0.6)	0.2
Net decrease in cash and cash equivalents and restricted cash	(20.9)	(27.9)
Cash and cash equivalents and restricted cash at beginning of period	53.4	83.6
Cash and cash equivalents and restricted cash at end of period	$32.5	$55.7
Supplemental cash flow information:
Cash paid for interest	$9.1	$9.9
Cash paid for income tax	0.3	11.9
Supplemental non-cash activities:
Purchases of property, plant and equipment financed through accounts payable	$0.6	$5.5
See accompanying notes to the condensed consolidated financial statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three Months Ended March 29, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Varex Equity	Noncontrolling Interests	Total Equity

(In millions)	Shares	Amount
December 29, 2018	38.1	$0.4	$362.1	$3.5	$61.3	$427.3	$1.9	$429.2
Adjustment to adoption of ASC 606	—	—	—	—	0.6	0.6	—	0.6
Net earnings	—	—	—	—	5.8	5.8	—	5.8
Exercise of stock options	—	—	0.1	—	—	0.1	—	0.1
Common stock issued upon vesting of restricted shares	0.2	—	—	—	—	—	—	—
Shares withheld on vesting of restricted stock	(0.1)	—	(2.1)	—	—	(2.1)	—	(2.1)
Share-based compensation	—	—	3.0	—	—	3.0	—	3.0
Unrealized loss on interest rate swap contracts, net of tax	—	—	—	(1.4)	—	(1.4)	—	(1.4)
March 29, 2019	38.2	$0.4	$363.1	$2.1	$67.7	$433.3	$1.9	$435.2

	Three Months Ended March 30, 2018
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Varex Equity	Noncontrolling Interests	Total Equity

(In millions)	Shares	Amount
December 30, 2017	37.7	$0.4	$348.1	$2.6	$46.5	$397.6	$—	$397.6
Net earnings	—	—	—	—	12.2	12.2	—	12.2
Exercise of stock options	0.1	—	0.4	—	—	0.4	—	0.4
Common stock issued upon vesting of restricted shares	0.2	—	—	—	—	—	—	—
Shares withheld on vesting of restricted stock	(0.1)	—	(2.3)	—	—	(2.3)	—	(2.3)
Share-based compensation	—	—	2.6	—	—	2.6	—	2.6
Unrealized gain on interest rate swap contracts, net of tax	—	—	—	2.1	—	2.1	—	2.1
March 30, 2018	37.9	$0.4	$348.8	$4.7	$58.7	$412.6	$—	$412.6

See accompanying notes to the condensed consolidated financial statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Six Months Ended March 29, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Varex Equity	Noncontrolling Interests	Total Equity

(In millions)	Shares	Amount
September 28, 2018	38.0	$0.4	$357.6	$5.8	$62.4	$426.2	$2.1	$428.3
Effect of adoption of ASC 606	—	—	—	—	(3.5)	(3.5)	—	(3.5)
Net earnings	—	—	—	—	8.8	8.8	(0.2)	8.6
Exercise of stock options	—	—	0.1	—	—	0.1	—	0.1
Common stock issued upon vesting of restricted shares	0.2	—	—	—	—	—	—	—
Shares withheld on vesting of restricted stock	(0.1)	—	(2.1)	—	—	(2.1)	—	(2.1)
Common stock issued under employee stock purchase plan	0.1	—	1.9	—	—	1.9	—	1.9
Share-based compensation	—	—	5.6	—	—	5.6	—	5.6
Unrealized loss on interest rate swap contracts, net of tax	—	—	—	(3.7)	—	(3.7)	—	(3.7)
March 29, 2019	38.2	$0.4	$363.1	$2.1	$67.7	$433.3	$1.9	$435.2

	Six Months Ended March 30, 2018
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Varex Equity	Noncontrolling Interests	Total Equity

(In millions)	Shares	Amount
September 29, 2017	37.6	$0.4	$342.7	$0.8	$35.1	$379.0	$—	$379.0
Net earnings	—	—	—	—	23.6	23.6	—	23.6
Exercise of stock options	0.1	—	2.2	—	—	2.2	—	2.2
Common stock issued upon vesting of restricted shares	0.2	—	—	—	—	—	—	—
Shares withheld on vesting of restricted stock	(0.1)	—	(2.3)	—	—	(2.3)	—	(2.3)
Common stock issued under employee stock purchase plan	0.1	—	1.5	—	—	1.5	—	1.5
Share-based compensation	—	—	4.7	—	—	4.7	—	4.7
Unrealized gain on interest rate swap contracts, net of tax	—	—	—	3.9	—	3.9	—	3.9
March 30, 2018	37.9	$0.4	$348.8	$4.7	$58.7	$412.6	$—	$412.6

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
Out-of-Period Adjustments
During the three months ended March 29, 2019, the Company identified  and recorded adjustments of $1.5 million on a pre-tax basis ($1.1 million on an after-tax basis) that reduced income for second quarter of 2019 related to errors originating in the first quarter of 2019 principally related to an overstatement of inventory and an understatement of the write-off of deferred financing costs. During the first quarter of 2019 these errors were partially offset by out-of-period adjustments recorded in the first quarter of 2019 that reduced income in the first quarter of 2019 by $1.1 million on a pre-tax basis ($0.6 million on an after-tax basis) related to errors originating in fiscal year 2018 principally related to an overstatement of inventory at the end of fiscal year 2018. We evaluated the materiality of these errors on our current quarter, prior quarter and prior year consolidated financial statements and have concluded that although the errors are more quantitatively significant to the current quarter these errors were not material when considering both qualitative and quantitative factors. We also evaluated the materiality of these errors on our forecasted full year fiscal 2019 results and have concluded these errors are not material to the expected full year 2019 results.
During the quarter ended March 29, 2019, the Company also identified and recorded an adjustment to our condensed consolidated balance sheet of $0.6 million to correct our retained earnings and deferred revenues recorded as part of our adoption of ASC 606 in the quarter ended December 29, 2019. The adjustment reduced our deferred revenue by $0.6 million with a corresponding increase to retained earnings. We evaluated the materiality of this error on our current and prior quarter consolidated financial statements and have concluded that this error was not material.

Segment Reporting
The Company has two reportable operating segments, Medical and Industrial, which align with how its Chief Executive Officer, who has been identified as the Company's Chief Operating Decision Maker, views and measures the Company’s business performance. See Note 13, “Segment Information,” for further information on the Company’s segments.
Fiscal Year
The fiscal years of the Company as reported are the 52 or 53-week period ending on the Friday nearest September 30. Fiscal year 2019 is the 52-week period ending September 27, 2019. Fiscal year 2018 was the 52-week period that ended on September 28, 2018.  The fiscal quarters ended March 29, 2019 and March 30, 2018 were both 13-week periods.
Variable Interest Entities
For entities in which the Company has variable interests, the Company determines whether the Company is the primary beneficiary of the entity by analyzing which entity has the power to direct the activities that most significantly impact the variable interest entity’s economic performance and which entity has the obligation to absorb losses or the right to receive benefits from the variable interest entity. If the Company is the primary beneficiary of a variable interest entity, the assets, liabilities and results of operations of the variable interest entity are included in the Company’s condensed consolidated financial statements. During the three and six months ended March 29, 2019, the Company had two variable interest entities, one of which is consolidated, because it was determined that the Company is its primary beneficiary. As of March 29, 2019, total assets and liabilities for the consolidated variable interest entity was $18.1 million and $7.1 million, respectively.
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
Restricted Cash
Restricted cash primarily consists of cash collateral related to certain leases and inventory arrangements. Restricted cash is included in other assets on the condensed consolidated balance sheet. Cash and cash equivalents and restricted cash as reported within the condensed consolidated statements of cash flows consisted of the following:

	Six Months Ended March 29, 2019		Six Months Ended March 30, 2018
	Beginning of Period	End of Period	Beginning of Period	End of Period
Cash and cash equivalents	$51.9	$31.0	$83.3	$55.4
Restricted cash	1.5	1.5	0.3	0.3
Cash and cash equivalents and restricted cash as reported per statement of cash flows	$53.4	$32.5	$83.6	$55.7
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
Credit is extended to customers based on an evaluation of the customer’s financial condition, and collateral is not required. During the periods presented, one customer accounted for a significant portion of revenues, which are as follows:

	Three Months Ended		Six Months Ended
	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Canon Medical Systems Corporation	17.1%	17.3%	17.7%	19.2%
Canon Medical Systems Corporation accounted for 11.6% and 9.8% of the Company’s accounts receivable as of March 29, 2019 and September 28, 2018, respectively.
Inventories
Inventories are valued at the lower of cost or net realizable value. Costs include materials, labor and manufacturing overhead and is computed using standard cost (which approximates actual cost) on a first-in-first-out basis. We evaluate the carrying value of our inventories taking into consideration such factors as historical and anticipated future sales compared to quantities on hand and the prices we expect to obtain for our products in our respective markets. We adjust excess and obsolete inventories to net realizable value and write-downs of excess and obsolete inventories are recorded as a component of cost of revenues.
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
There were no impairment charges against goodwill during the three and six months ended March 29, 2019 and March 30, 2018.
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
The amount of the accrued estimated warranty costs obligation for established products is primarily based on historical experience as to product failures adjusted for current information on repair costs. For new products, we base warranty estimates on historical experience for similar products and add a reasonable allowance for warranty expenses associated with new products. On a quarterly basis, the Company reviews the accrued warranty costs and updates the historical warranty cost trends, if required.
The following table reflects the changes in the Company’s accrued product warranty:

(In millions)	Warranty Allowance
Accrued product warranty, September 28, 2018	$7.3
Charged to cost of revenues	5.2
Product warranty expenditures	(5.7)
Accrued product warranty, March 29, 2019	$6.8
Revenue Recognition
Effective September 29, 2018, we adopted the requirements of Accounting Standards Update (“ASU”) 2014-09 and related amendments, Revenue from Contracts with Customers (“ASC 606”), which superseded all prior revenue recognition methods and industry-specific guidance. See “Recently Adopted Accounting Pronouncements” below.
The Company’s revenues are derived primarily from the sale of hardware and services. The Company recognizes its revenues net of any value-added or sales tax and net of sales discounts.
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
On December 22, 2017, the U.S. Government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (“U.S. Tax Reform”). U.S. Tax Reform significantly revised the U.S. corporate income tax structure including a lower corporate statutory rate and changes to the way foreign earnings are taxed. U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law is enacted. In accordance with these rules, the Company has included the impact of certain provisions of U.S. Tax Reform to the extent they are effective. The SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) that allows for reasonable estimated amounts to be recorded and a measurement period of up to one year from the date of enactment to revise these provisional amounts as new information is obtained and additional guidance is issued. During the three months ended December 28, 2018, the Company completed its analysis of U.S. Tax Reform, and the accounting for the income tax effects has been finalized for the measurement period under SAB 118 with no significant adjustment from the provisional amounts. The determination of the tax effects of U.S. Tax Reform may change following future legislation or further interpretation of U.S. Tax Reform, based on the publication of recently proposed U.S. Treasury regulations and guidance from the Internal Revenue Service and state tax authorities.
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
Recently Adopted Accounting Pronouncements
In November 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which requires that the statement of cash flows explain the change in the total amount of restricted cash during the period and other additional disclosures. The Company adopted ASU 2016-18 in the first quarter of 2019 using the retrospective transition method by restating our condensed consolidated statements of cash flows to include restricted cash balances. Net cash flows for the three months ended March 29, 2019 and March 30, 2018 did not change as a result of adopting ASU 2016-18.
The Company adopted ASC 606 as of September 29, 2018, using the modified retrospective transition method applied to those contracts which were not completed as of that date. The Company recorded a net reduction to retained earnings of $4.1 million, net of tax, as of September 29, 2018 due to the impact of adopting ASC 606. During the second quarter of 2019 the Company recorded an increase to retained earnings of $0.6 million, net of tax, to correct an immaterial error related to the adoption of ASC 606. The net cumulative impact of adopting ASC 606 was $3.5 million, net of tax. Refer to Note 9. Revenue Recognition to the Unaudited Condensed Consolidated Financial Statement on this Quarterly report for the detailed impact of adopting ASC 606.
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
The equity investment in dpiX Holding is accounted for under the equity method of accounting. When the Company recognizes its share of net profits or losses of dpiX Holding, profits or losses in inventory purchased from dpiX are eliminated. During the three months ended March 29, 2019 and March 30, 2018, the Company recorded income on the equity investment in dpiX Holding of zero and $3.8 million, respectively. During the six months ended March 29, 2019 and March 30, 2018, the Company recorded (loss) and income on the equity investment in dpiX Holding of $(0.7) million and $3.1 million, respectively. Income and loss on the equity investment in dpiX Holding is included in other expense, net in the condensed consolidated statements of earnings. The carrying value of the equity investment in dpiX Holding was $48.2 million and $48.9 million at March 29, 2019 and September 28, 2018, respectively.
During the three months ended March 29, 2019 and March 30, 2018, the Company purchased glass transistor arrays from dpiX totaling $1.4 million and $5.4 million, respectively. During the six months ended March 29, 2019 and March 30, 2018, the Company purchased glass transistor arrays from dpiX totaling $4.2 million and $12.0 million, respectively. These purchases of glass transistor arrays are included as a component of inventories on the condensed consolidated balance sheets or cost of revenues in the condensed consolidated statements of earnings.
As of March 29, 2019, and September 28, 2018, the Company had accounts payable to dpiX totaling $3.4 million and $3.7 million, respectively.
In October 2013, the Company entered into an amended agreement with dpiX and other parties that, among other things, provides the Company with the right to 50% of dpiX’s total manufacturing capacity produced after January 1, 2014. The amended agreement requires the Company to pay for 50% of the fixed costs (as defined in the amended agreement), as determined at the beginning of each calendar year. In January 2019, the fixed cost commitment was determined and approved by the dpiX board of directors to be $14.7 million for calendar year 2019. As of March 29, 2019, the Company had $11.0 million fixed cost commitments related to this agreement remaining for calendar year 2019. The amended agreement will continue unless the ownership structure of dpiX changes as provided in the amended agreement.
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
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is deferred as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets and is subsequently reclassified into earnings in the period that the hedged interest expense effects earnings. The ineffective portion of the changes in fair value of derivatives designated as cash flow hedges are recognized directly to earnings and reflected in the accompanying condensed consolidated statements of earnings. No ineffectiveness was reported in earnings for the period ending March 29, 2019.
As of March 29, 2019, the Company had the following outstanding derivatives designated as hedging instruments:

(In millions, except for number of instruments)	Number of Instruments	Notional Value
Interest Rate Swap Contracts	6	$270.0
These contracts have maturities of four years or less.
The following table summarizes the amount of income recognized from derivative instruments for the periods indicated and the line items in the accompanying statements of operations where the results are recorded for cash flow hedges:

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion) Three months ended		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) Three months ended		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion) Three months ended
(In millions)	March 29, 2019	March 30, 2018		March 29, 2019	March 30, 2018		March 29, 2019	March 30, 2018
Interest Rate Swap Contracts	$(1.2)	$2.8	Interest expense	$0.6	$(0.1)	Interest expense	$—	$—

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion) Six months ended		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) Six months ended		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion) Six months ended
(In millions)	March 29, 2019	March 30, 2018		March 29, 2019	March 30, 2018		March 29, 2019	March 30, 2018
Interest Rate Swap Contracts	$(3.7)	$4.8	Interest expense	$1.0	$(0.3)	Interest expense	$—	$—
The Company expects that approximately $1.7 million recorded as a component of accumulated other comprehensive income (loss) will be realized in the statements of earnings over the next 12 months and the amount will vary depending on interest rates.
These derivative instruments are subject to master netting agreements giving effect to rights of offset with each counterparty. The following table summarizes the fair values of derivative instruments as of the periods indicated and the line items in the accompanying consolidated balance sheets where the instruments are recorded:

	Derivative Assets and Liabilities
(In millions)		March 29, 2019	September 28, 2018
Derivatives designated as cash flow hedges	Balance sheet location
Interest rate swap contracts	Other current assets	$1.7	$2.2
Interest rate swap contracts	Other non-current assets	1.3	5.5
		$3.0	$7.7
Balance Sheet Hedges
The Company’s foreign currency management objective is to mitigate the potential impact of currency fluctuations on the value of its U.S. dollar cash flows and to reduce the variability of certain cash flows at the subsidiary level. These forward contracts are not designated for hedge accounting treatment, therefore, the change in fair value of these derivatives is recorded as a component of other income (expense) and offsets the change in fair value of the foreign currency denominated assets and liabilities, which are also recorded in other income (expense). The Company does not and does not intend to use derivative financial instruments for speculative or trading purposes.
The following table shows the notional amounts of outstanding foreign currency contracts as of March 29, 2019:

In millions	Notional Amounts (in U.S. dollars)	Net Unrealized Gain (Loss)
Japanese yen	$1.8	$—
Swiss franc	1.2	—
Chinese renminbi	3.4	—
Euro	70.7	(0.6)
	$77.1	$(0.6)

4. FAIR VALUE
Assets/Liabilities Measured at Fair Value on a Recurring Basis
In the tables below, the Company has segregated all assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

	Fair Value Measurements at March 29, 2019
(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents - Money market funds	$—	$3.6	$—	$3.6
Interest rate swap contracts	—	3.0	—	3
Total assets measured at fair value	$—	$6.6	$—	$6.6

Liabilities:
Foreign currency forward contracts	$—	$0.6	$—	$0.6
As of March 29, 2019, the outstanding borrowings under the Company's credit agreement were $346.1 million, net of deferred loan costs, which approximated its fair value. The fair values of certain of the Company’s financial instruments, including bank deposits included in cash and cash equivalents, accounts receivable and accounts payable, also approximate their fair values due to their short maturities. The Company has elected to use the income approach to value its derivative instruments using standard valuation techniques and Level 2 inputs, such as currency spot rates, forward points and credit default swap spreads. There were no financial assets or liabilities measured on a recurring basis using significant unobservable inputs (Level 3) and there were no transfers in or out of Level 1, 2 or 3 during the three months ended March 29, 2019.
At September 28, 2018, the Company determined the following levels of inputs at fair value for the following assets or liabilities:

	Fair Value Measurements at September 28, 2018
(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents - Money market funds	$—	$18.4	$—	$18.4
Interest rate swap contracts	—	7.7	—	7.7
Total assets measured at fair value	$—	$26.1	$—	$26.1
5. INVENTORIES, NET
The following table summarizes the Company’s inventories, net:

(In millions)	March 29, 2019	September 28, 2018
Raw materials and parts, net	$163.2	$149.9
Work-in-process, net	32.6	25.4
Finished goods, net	65.4	59.8
Total inventories, net	$261.2	$235.1
6. INTANGIBLE ASSETS
The following table reflects the gross carrying amount and accumulated amortization of the Company’s finite-lived intangible assets included in other assets in the condensed consolidated balance sheets:

(In millions)	March 29, 2019	September 28, 2018
Acquired existing technology	$55.6	$57.9
Patents, licenses and other	9.9	9.9
Customer contracts and supplier relationship	42.1	42.6
Accumulated amortization	(45.8)	(40.6)
Total intangible assets with finite lives	61.8	69.8
In-process research and development with indefinite lives	4.0	4.0
Total intangible assets	$65.8	$73.8
Amortization expense for intangible assets was $3.6 million and $4.2 million for the three months ended March 29, 2019 and March 30, 2018, respectively, and $7.3 million and $8.4 million for the six months ended March 29, 2019 and March 30, 2018, respectively.
During the three and six months ended March 29, 2019, the Company recognized an intangible asset impairment charge of $0.8 million as certain assets were determined not to be recoverable due to a change in the expected future economic benefit of the assets. The impairment charge is included in selling, general and administrative expenses on the condensed consolidated statements of earnings.
7. BORROWINGS
Existing Credit Facility
On May 1, 2017 in connection with an acquisition Varex entered into a new secured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of up to $200 million with a five-year term, and a secured term facility (the “Term Facility” and together with the Revolving Credit Facility, the “Credit Agreement”) in an aggregate principal amount of $400 million, which is subsequently amended. The Term Facility will be repaid over five years, with 5.0% payable in quarterly installments during each of the first two years of the term thereof, 7.5% payable in quarterly installments during the third and fourth years of the term thereof, and 10% payable in quarterly installments in the fifth year of the term thereof, with the remaining amount due at maturity. Varex used the net proceeds from the Term Facility, and the net proceeds from approximately $97 million drawn on the Revolving Credit Facility, to pay the purchase price for the acquisition of the medical imaging business of PerkinElmer, Inc., plus related credit facility fees, and to repay all Varex’s obligations under the previous credit agreement. Both the Term Facility and Revolving Credit Facility expire on May 1, 2022.
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

(In millions)	March 29, 2019	September 28, 2018	$ Change
Current portion of Term Facility	$29.4	$25.0	$4.4
Revolving Credit Facility	—	28.0	(28.0)
Long-Term portion of Term Facility	323.6	345.0	(21.4)
Total debt outstanding, gross	353.0	398.0	(45.0)
Debt issuance costs	(6.9)	(8.2)	1.3
Total debt outstanding, net	$346.1	$389.8	$(43.7)
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
At March 29, 2019, the Company had $150.0 million of the Revolving Credit Facility available for borrowings, subject to covenants contained in the Credit Agreement.
8. REDEEMABLE NONCONTROLLING INTERESTS
In April 2015, the Company completed the acquisition of 73.5% of the then outstanding shares of MeVis, a publicly traded company based in Bremen, Germany that provides image processing software and services for cancer screening. In August 2015, the Company, through one of its German subsidiaries, entered into a Domination and Profit and Loss Transfer Agreement (the “DPLTA”) with MeVis. In October 2015, the DPLTA became effective upon its registration at the local court of Bremen, Germany. Under the DPLTA, MeVis subordinates its management to the Company and undertakes to transfer all its annual profits and losses to the Company. In return, the DPLTA grants the noncontrolling shareholders of MeVis: (1) an annual recurring net compensation of €0.95 per MeVis share starting from January 1, 2015; and (2) a put right for their MeVis shares at €19.77 per MeVis share. Upon effectiveness of the DPLTA, the noncontrolling interests in MeVis became redeemable as a result of the put right and were reclassified to temporary equity.
At March 29, 2019, noncontrolling shareholders together held approximately 0.5 million shares of MeVis, representing 26.3% of the outstanding shares.
Changes in redeemable noncontrolling interests were as follows:

(In millions)	Redeemable Noncontrolling Interests
Balance at beginning of period, September 28, 2018	$11.1
Net earnings attributable to noncontrolling interests	0.3
Other, including foreign currency remeasurement	(0.6)
Balance at end of period, March 29, 2019	$10.8
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
The Company allows customers to return specific parts of purchased X-ray tubes for a partial refund credit, which is identified as variable consideration. ASC 606-10-55-23 requires that for sales with a right of return, revenue is reduced for expected returns, a liability is recorded for expected returns, and an asset is recorded for the right to recover products from customers on settling the liability. The Company recognizes a reduction to revenue and cost of sales at the time of sale and a corresponding contract liability and contract asset. The Company records this estimate based on the historical volume of product returns and adjusts the estimate on a quarterly basis based on the current quarter sales and current quarter returns.
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
The beginning net cumulative-effect adjustment to the balance sheet for the adoption of ASC 606 is as follows:

	Balance at	Adjustment Due to	Balance at
(in millions)	September 28, 2018	ASC 606	September 29, 2018
Assets:
Prepaid expenses and other current assets	$17.1	$6.4	$23.5
Other assets	16.5	18.0	34.5
Liabilities and Equity:
Deferred revenues	13.2	0.3	13.5
Accrued liabilities	47.5	7.1	54.6
Deferred tax liabilities	23.2	(0.8)	22.4
Other long-term liabilities	8.5	21.3	29.8
Retained earnings	62.4	(3.5)	58.9

The following tables compare the reported condensed consolidated balance sheet and statement of operations as of and for the three and six months ended March 29, 2019, to the amounts that would have been reported if ASC 605 had been in effect:

	March 29, 2019
(in millions)	Balance without Adoption	As Reported
Assets:
Prepaid expenses and other current assets	$14.2	$20.6
Other assets	$11.9	$29.8
Liabilities and equity:
Deferred revenues	$12.8	$12.9
Accrued liabilities	$44.6	$51.7
Deferred tax liabilities	$19.8	$19.0
Other long-term liabilities	$6.4	$27.6
Retained earnings	$71.0	$67.7

	Three Months Ended March 29, 2019		Six Months Ended March 29, 2019
(In millions)	Balance without Adoption	As Reported	Balance without Adoption	As Reported
Revenues	195.5	195.8	381.1	381.5
Cost of revenues	131.3	131.4	256.9	257.1
Taxes on earnings	1.9	1.9	3.0	3.0
Net earnings attributable to Varex	5.6	5.8	8.6	8.8
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
Revenue recognition
Revenue is recognized when, or as, obligations under the terms of a contract are satisfied, which occurs when control of the promised products or services is transferred to customers. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or services to a customer.
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
The following table disaggregates the Company’s revenue by geographic region:

	Three Months Ended		Six Months Ended
(In millions)	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Americas	$74.2	$70.6	$142.6	$134.3
EMEA	68.2	70.1	130.8	125.1
APAC	53.4	60.5	108.1	118.0
	$195.8	$201.2	$381.5	$377.4
Revenue in the United States of America was $72.2 million and $69.2 million for the three months ended March 29, 2019 and March 30, 2018, respectively. Revenue in the United States of America was $139.4 million and $130.7 million for the six months ended March 29, 2019 and March 30, 2018, respectively.
Refer to Note 13, Segment Information, for the disaggregation of the Company’s revenue based on reportable operating segments.

Contract Balances
Contract assets are included within the prepaid expenses and other current assets, and other assets balances. Contract liabilities are included within the accrued liabilities, deferred revenues, and other long-term liabilities balances. The following table summarizes the changes in the contract assets and contract liabilities for the three months ended March 29, 2019:

(In millions)	Contact Assets
Balance at September 29, 2018	$24.4
Costs recovered from X-ray tube returns during the period	(3.0)
Contract asset from shipments of X-ray tubes, subject to product return during the period	2.8
Balance at March 29, 2019	$24.2

(In millions)	Contract Liabilities
Balance at September 29, 2018	$41.9
Recognition of revenue included in beginning of year contract liability	(3.3)
Additions to contract liabilities, net of revenue recognized during the period	2.6
Balance at March 29, 2019	$41.2
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm orders for which revenue has not yet been recognized. As of March 29, 2019, total remaining performance obligations amounted to $286.5 million. The Company expects to recognize a majority of the remaining performance obligations over the next 12 months.
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
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per common share is as follows:

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Net earnings attributable to Varex	$5.8	$12.2	$8.8	$23.6
Weighted average shares outstanding - basic	38.2	37.8	38.1	37.8
Dilutive effect of potential common shares	0.3	0.6	0.3	0.5
Weighted average shares outstanding - diluted	38.5	38.4	38.4	38.3
Net earnings per share attributable to Varex - basic	$0.15	$0.32	$0.23	$0.62
Net earnings per share attributable to Varex - diluted	$0.15	$0.32	$0.23	$0.62
Anti-dilutive employee shared based awards, excluded	2.0	0.1	2.2	1.0

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
The table below summarizes the effect of recording the share-based compensation expense (which includes the option component of the employee stock purchase plan shares):

	Three Months Ended		Six Months Ended
(In millions)	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Cost of revenues	$0.4	$0.4	$0.7	$0.6
Research and development	0.9	0.5	1.4	0.8
Selling, general and administrative	1.7	1.7	3.5	3.3
Total share-based compensation expense	$3.0	$2.6	$5.6	$4.7
Stock Option Activity
The following table summarizes the activity for stock options under Varex’s 2017 Omnibus Stock Plan and 2017 Employee Stock Purchase Plan for the Company’s employees:

	Options Outstanding
(In thousands, except per share amounts and the remaining term)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value(1)
Balance at September 28, 2018	2,011	$30.35
Granted	297	31.42
Canceled, expired or forfeited	(4)	31.08
Exercised	(5)	24.87
Balance at March 29, 2019	2,299	$30.50	4.56	$8,526.0

Exercisable at March 29, 2019	1,352	$29.22	3.73	$6,508.0
(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and the closing price of Varex common stock of $33.88 as of March 29, 2019, the last trading date of the Company's second quarter, and which represents the amount that would have been received by the option holders had all option holders exercised their options and sold the shares received upon exercise as of that date.
Restricted Stock Units
The following table summarizes the activity for restricted stock units under Varex’s 2017 Omnibus Stock Plan for the Company’s employees:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at September 28, 2018	641	$33.60
Granted	287	31.30
Vested	(193)	31.50
Canceled or expired	(40)	33.88
Balance at March 29, 2019	695	$33.21

12. TAXES ON EARNINGS

	Three Months Ended		Six Months Ended
	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Estimated effective tax rate	24.4%	21.7%	25.2%	(4.8)%
The Company recognized an income tax expense of $1.9 million and $3.4 million for the three months ended March 29, 2019 and March 30, 2018, respectively, for effective rates of 24.4% and 21.7%, respectively. The Company recognized an income tax expense of $3.0 million and an income tax benefit of $1.1 million for the six months ended March 29, 2019 and March 30, 2018, respectively, for effective rates of 25.2% and (4.8)%, respectively.
The Company's effective tax rate for the three months ended March 29, 2019, increased primarily due to slightly greater losses in certain jurisdictions for which no benefit can be recorded due to full valuation allowance positions. The Company’s year-to-date effective tax rate increased as a result of one-time benefits booked in the first quarter of fiscal year 2018, the period of enactment of the Tax Cuts and Jobs Act of 2017 (“U.S. Tax Reform”). U.S. Tax Reform significantly revised the U.S. corporate income tax structure. Among the revisions impacting the Company’s effective tax rate are a lower U.S. corporate statutory rate. As a September fiscal year filer, the lower corporate income tax rate is phased in from a U.S. statutory federal rate of 24.5% in fiscal year ending September 28, 2018 to a rate of 21% for the fiscal year ending September 27, 2019. U.S. GAAP requires the impact of tax legislation to be recognized in the period in which the law is enacted. The lower U.S. statutory rate has been included in the estimated annual effective rate used to calculate the year-to-date income tax benefit as of the end of the quarter. The repeal of the deduction for domestic production applies to the Company for the fiscal year beginning September 29, 2018, and so no benefit of such deduction has been included in the calculation of the estimated annual effective rate.
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
As a result of the changes to the U.S. taxation of foreign earnings included in U.S. Tax Reform, the Company reevaluated its previous indefinite reinvestment assertion with respect to these earnings during fiscal year 2018, which resulted in the Company revoking its assertion for current and future earnings for all countries, while maintaining the assertion that historic earnings are indefinitely reinvested outside the U.S. The Company is maintaining this prior assertion for the quarter ended March 29, 2019. Due to the level of earnings available for repatriation, the treaty benefits applicable to jurisdictions in which those earnings are located, and the now favorable U.S. tax treatment of repatriated foreign earnings, the amount of deferred tax liability recorded related to the potential repatriation is approximately $0.1 million. This estimated liability is for U.S. State income taxes and foreign withholding taxes that would apply if the foreign earnings were actually repatriated in the form of a dividend. In accordance with the measurement period under SAB 118, the Company’s indefinite reinvestment assertion is now finalized and is no longer provisional.
13. SEGMENT INFORMATION
The Company has two reportable operating segments, Medical and Industrial, which align with how its Chief Executive Officer views and measures the Company's business performance. The Company's Chief Executive Officer is the Chief Operating Decision Maker and allocates resources to and evaluates the financial performance of each operating segment primarily based on revenues and gross margin.

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
Information related to the Company’s segments is as follows:

	Three Months Ended		Six Months Ended
(In millions)	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Revenues
Medical	$148.9	$158.5	$292.8	$297.7
Industrial	46.9	42.7	88.7	79.7
Total revenues	195.8	201.2	$381.5	$377.4
Gross margin
Medical	46.1	53.5	$91.2	$99.9
Industrial	18.3	16.6	33.2	31.7
Total gross margin	$64.4	$70.1	$124.4	$131.6
Total operating expenses	49.9	52.9	99.5	100.9
Interest and other income (expenses), net	(6.7)	(1.5)	(13.0)	(7.9)
Earnings before taxes	7.8	15.7	11.9	22.8
Taxes on earnings	1.9	3.4	3.0	(1.1)
Net earnings	5.9	12.3	8.9	23.9
Less: Net earnings attributable to noncontrolling interests	0.1	0.1	0.1	0.3
Net earnings attributable to Varex	$5.8	$12.2	$8.8	$23.6
The following table summarizes the Company’s total assets by its reportable segments:

(In millions)	March 29, 2019	September 28, 2018
Identifiable assets
Medical	$743.5	$770.6
Industrial	222.1	217.3
Total reportable segments	$965.6	$987.9
14. SUBSEQUENT EVENTS

The Company is not aware of any subsequent events which would require recognition or disclosure in the condensed consolidated financial statements other than those listed below.

On April 29, 2019, the Company paid €62.1 million for approximately 97.4% of the outstanding shares of common stock of Direct Conversion AB (publ) and assumed €2.6 million of Direct Conversion net debt for a total acquisition price of €64.7 million. In addition to the payment made at closing, the former shareholders of Direct Conversion will receive a deferred payment equal to the value of 0.3 million shares of the Company’s common stock, subject to certain adjustments, payable on the first anniversary of the closing of the transaction. The deferred payment is to be made in a mixture of the Company's common stock and cash.
The Company funded the acquisition using $7 million of available cash and $64 million of debt under its existing credit facility, as amended on March 21, 2019.
Due to the timing of the acquisition we have not yet completed the necessary valuation of the various assets acquired or an allocation of the purchase price among the various types of assets and liabilities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results should be read together with our Annual Report on Form 10-K for the fiscal year ended September 28, 2018.
Forward-Looking Statements
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by, and information currently available to the management of Varex Imaging Corporation (“we,” “our,” “us,” the “Company,” “Varex,” or “Varex Imaging”). The outcome of the events described in these forward-looking statements are subject to risks and uncertainties (including the risks and uncertainties contained in Part II, Item 1A - Risk Factors of this Quarterly Report), and actual results and the outcome or timing of certain events may differ significantly from those projected in these forward-looking statements or management’s current expectations.

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
Our success depends, among other things, on our ability to anticipate and respond to changes in our markets, the direction of technological innovation and the demands of our customers. We continue to invest in research and development and have over 500 engineers at the Company. Combining this focus on innovation and product performance with strong long-term customer relationships allows us to partner with our customers to bring industry-leading products to the X-ray imaging market. In addition, total product lifecycle cost is important. We continue to improve the life and quality of our imaging components and leverage our scale as the largest X-ray imaging component supplier to provide cost effective solutions. Demand for our products can also be impacted by geo-political factors, including tariffs on key imported materials used in manufacturing our products and also on X-ray imaging products we sell to customers outside the United States.
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
In China, the government is broadening the availability of healthcare services throughout the country. As a result, the number of diagnostic X-ray imaging systems, including CT, has grown significantly. We are developing CT tubes and related subsystems for Chinese OEMs as they introduce new CT imaging systems in China. The trade conflicts between the United States and China have negatively impacted our detector business in China and are expected to continue. Nonetheless, we anticipate that China-based revenues will continue to increase as a percentage of our revenues.
Industrial
In our Industrial business segment, we design, manufacture, sell and service products for use in security applications, such as cargo screening at ports and borders and at airports and industrial nondestructive inspection examination in a variety of applications. The products include Linatron® X-ray linear accelerators, X-ray tubes, digital detectors, high voltage connectors, image-processing software and image detection products that we generally sell to OEM customers that incorporate these products into their imaging systems.

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
We periodically review our accounting policies, estimates and assumptions and make adjustments when facts and circumstances dictate. Refer to our Annual Report on Form 10-K for the fiscal year ended September 28, 2018 filed with the SEC on November 27, 2018 and Note 3 “Summary of Significant Accounting Policies” of the notes to the condensed consolidated financial statements of this report for further details. Our critical accounting policies that are affected by accounting estimates include revenue recognition, impairment of investments, assessment of recoverability of goodwill and intangible assets, valuation of derivative instruments, valuation of warranty obligations, and taxes on earnings. Such accounting policies require us to use judgments, often as a result of the need to make estimates and assumptions regarding matters that are inherently uncertain, and actual results could differ materially from these estimates. There have been no material changes to our critical accounting policies, estimates and assumptions or the judgments affecting the application of those estimates and assumptions since the filing of our Annual Report on Form 10-K for year ended September 28, 2018, except for the adoption of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”) effective September 29, 2018. The change to revenues in the first quarter of fiscal year 2019 due to the adoption of ASC 606 was not material and we do not expect that the adoption of ASC 606 will have a material impact on our consolidated financial statements for fiscal year 2019.
Fiscal Year
Our fiscal year is a 52 or 53-week period ending on the Friday nearest September 30. Fiscal year 2019 is the 52-week period ending September 27, 2019. Fiscal year 2018 was a 52-week period that ended on September 28, 2018. The fiscal quarters ended March 29, 2019 and March 30, 2018 were both 13-week periods.
Discussion of Results of Operations for the Three Months Ended March 29, 2019 Compared to the Three Months Ended March 30, 2018
Revenues

	Three Months Ended
(In millions)	March 29, 2019	March 30, 2018	$ Change	% Change
Medical	$148.9	$158.5	$(9.6)	(6.1)%
Industrial	46.9	42.7	4.2	9.8%
Total revenues	$195.8	$201.2	$(5.4)	(2.7)%
Medical as a percentage of total revenues	76%	79%
Industrial as a percentage of total revenues	24%	21%
Medical revenues decreased by $9.6 million primarily due to decreased sales of radiographic and dental detectors and aftermarket X-ray tubes.
Industrial revenues increased $4.2 million primarily due to increased sales of X-ray tubes for airport security, digital detectors and linear accelerators for non-destructive testing applications.
Gross Margin

	Three Months Ended
(In millions)	March 29, 2019	March 30, 2018	$ Change	% Change
Medical	$46.1	$53.5	$(7.4)	(13.8)%
Industrial	18.3	16.6	1.7	10.2%
Total gross margin	$64.4	$70.1	$(5.7)	(8.1)%
Medical gross margin %	31.0%	33.8%
Industrial gross margin %	39.0%	38.9%
Total gross margin %	32.9%	34.8%
The decrease in total gross margin percentage was primarily due to the decrease in medical gross margin percentage. The decrease in medical gross margin percentage was due to higher costs of quality, primarily in our detector business, plus increased freight and tariff costs. The industrial gross margin percentage was basically flat as compared to the prior period.

Operating Expenses

	Three Months Ended
(In millions)	March 29, 2019	March 30, 2018	$ Change	% Change
Research and development	$18.8	$22.0	$(3.2)	(14.5)%
As a percentage of total revenues	9.6%	10.9%
Selling, general and administrative	$31.1	$30.9	$0.2	0.6%
As a percentage of total revenues	15.9%	15.4%
Operating expenses	$49.9	$52.9	$(3.0)	(5.7)%
As a percentage of total revenues	25.5%	26.3%
Research and Development
We are committed to investing in the business to support long-term growth and believe long-term research and development expenses of approximately 8% to 10% of annual revenues is the appropriate range that will allow us to innovate and bring new products to market for our global OEM customers. Research and development costs for the second quarter of 2019 decreased to 9.6% of revenues, primarily due to less prototype material costs.
Selling, General and Administrative
Selling, general and administrative expenses for the second quarter of 2019 were 15.9% of revenues as compared to 15.4% of revenues for the second quarter of 2018. Selling, general and administrative expenses for the second quarter of 2019 included approximately $4.9 million of certain expenses for litigation, restructuring and impairment.
Interest and Other Expense, Net
The following table summarizes the Company’s interest and other expense, net:

	Three Months Ended
(In millions)	March 29, 2019	March 30, 2018	$ Change
Interest income	$0.1	$—	$0.1
Interest expense	(5.5)	(5.6)	0.1
Other	(1.3)	4.1	(5.4)
Interest and other expense, net	$(6.7)	$(1.5)	$(5.2)
Interest and other expense, net increased, primarily due to a decrease in our income from equity method investments compared to the three months ended March 30, 2018.
Taxes on Earnings

	Three Months Ended
	March 29, 2019	March 30, 2018
Estimated effective tax rate	24.4%	21.7%
We recognized an income tax expense of $1.9 million and $3.4 million for the three months ended March 29, 2019 and March 30, 2018, respectively, for effective rates of 24.4% and 21.7%, respectively.
Our effective tax rate for the three months ended March 29, 2019, increased primarily due to slightly greater losses in certain jurisdictions for which no benefit can be recorded due to full valuation allowance positions. U.S. Tax Reform significantly revised the U.S. corporate income tax structure. Among the revisions impacting our effective tax rate are a lower U.S. corporate statutory rate. As a September fiscal year filer, the lower corporate income tax rate is phased in from a U.S. statutory federal rate of 24.5% in fiscal year ending September 28, 2018 to a rate of 21% for the fiscal year ending September 27, 2019. U.S. GAAP requires the impact of tax legislation to be recognized in the period in which the law is enacted. The lower U.S. statutory rate has been included in the estimated annual effective rate used to calculate the year-to-date income tax benefit as of the end of the quarter. The repeal of the deduction for domestic production applies for the fiscal year beginning September 29, 2018, and so no benefit of such deduction has been included in the calculation of the estimated annual effective rate.

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
As a result of the changes to the U.S. taxation of foreign earnings included in U.S. Tax Reform, we reevaluated our previous indefinite reinvestment assertion with respect to these earnings during fiscal year 2018, which resulted in us revoking our assertion for current and future earnings for all countries, while maintaining the assertion that historic earnings are indefinitely reinvested outside the U.S. We are maintaining this prior assertion for the quarter ended March 29, 2019. Due to the level of earnings available for repatriation, the treaty benefits applicable to jurisdictions in which those earnings are located, and the now favorable U.S. tax treatment of repatriated foreign earnings, the amount of deferred tax liability recorded related to the potential repatriation is approximately $0.1 million. This estimated liability is for U.S. State income taxes and foreign withholding taxes that would apply if the foreign earnings were actually repatriated in the form of a dividend. In accordance with the measurement period under SAB 118, our indefinite reinvestment assertion is now finalized and is no longer provisional.
Discussion of Results of Operations for the Six Months Ended March 29, 2019 Compared to the Six Months Ended March 30, 2018

Revenues

	Six Months Ended
(In millions)	March 29, 2019	March 30, 2018	$ Change	% Change
Medical	$292.8	$297.7	$(4.9)	(1.6)%
Industrial	88.7	79.7	9.0	11.3%
Total revenues	$381.5	$377.4	$4.1	1.1%
Medical as a percentage of total revenues	77%	79%
Industrial as a percentage of total revenues	23%	21%
Medical revenues decreased by $4.9 million primarily due to decreased sales of radiographic detectors and aftermarket X-ray tubes, partially offset by increased sales of digital detectors for oncology applications.
Industrial revenues increased $9.0 million due to increased sales of X-ray tubes for airport security and linear accelerators, for both security and inspection applications.
Gross Margin

	Six Months Ended
(In millions)	March 29, 2019	March 30, 2018	$ Change	% Change
Medical	$91.2	$99.9	$(8.7)	(8.7)%
Industrial	33.2	31.7	1.5	4.7%
Total gross margin	$124.4	$131.6	$(7.2)	(5.5)%
Medical gross margin %	31.1%	33.6%
Industrial gross margin %	37.4%	39.8%
Total gross margin %	32.6%	34.9%
The decrease in total gross margin percentage was primarily due to restructuring charges related to discontinuation of the amorphous silicon glass fabrication at the Santa Clara facility and higher quality costs. The decrease in medical gross margin percentage was due to the restructuring charges and higher quality costs, which were partially offset by margin improvements from a favorable product mix of high-end digital detectors. The industrial gross margin percentage decreased primarily due to higher manufacturing costs.
Operating Expenses

	Six Months Ended
(In millions)	March 29, 2019	March 30, 2018	$ Change	% Change
Research and development	$37.6	$41.8	$(4.2)	(10.0)%
As a percentage of total revenues	9.9%	11.1%
Selling, general and administrative	$61.9	$59.1	$2.8	4.7%
As a percentage of total revenues	16.2%	15.7%
Operating expenses	$99.5	$100.9	$(1.4)	(1.4)%
As a percentage of total revenues	26.1%	26.7%

 Research and Development
We are committed to investing in the business to support long-term growth and believe long-term research and development expenses of approximately 8% to 10% of annual revenues is the appropriate range that will allow us to innovate and bring new products to market for our global OEM customers. Research and development costs decreased to 10% of revenues due to less prototype material costs for the six months ended March 29, 2019.
Selling, General and Administrative
Selling, general and administrative expenses for the six months ended March 29, 2019, were 16.2% as compared to 15.7% for the six months ended March 30, 2018. Selling, general and administrative expenses increased as a percentage of total revenues primarily due to certain expenses relating to restructuring, impairment and professional service fees for accounting and legal.
Interest and Other Income (Expense), Net
The following table summarizes the Company’s interest and other income (expense), net:

	Six Months Ended
(In millions)	March 29, 2019	March 30, 2018	$ Change
Interest income	$0.1	$0.1	$—
Interest expense	(10.6)	(11.1)	0.5
Other	(2.5)	3.1	(5.6)
Interest and other income (expense), net	$(13.0)	$(7.9)	$(5.1)
Interest and other expense, net increased, primarily due to a decrease in our income from equity method investments compared to the six months ended March 30, 2018.

Taxes on Earnings

	Six Months Ended
	March 29, 2019	March 30, 2018
Estimated effective tax rate	25.2%	(4.8)%
We recognized an income tax expense of $3.0 million and a benefit of $1.1 million for the six months ended March 29, 2019 and March 30, 2018, respectively, for effective rates of 25.2% and (4.8)%, respectively.
Our year-to-date effective tax rate increased as a result of one-time benefits booked in the first quarter of fiscal year 2018, the period of enactment of the Tax Cuts and Jobs Act of 2017 (“U.S. Tax Reform”). U.S. Tax Reform significantly revised the U.S. corporate income tax structure. Among the revisions impacting our effective tax rate are a lower U.S. corporate statutory rate. As a September fiscal year filer, the lower corporate income tax rate is phased in from a U.S. statutory federal rate of 24.5% in fiscal year ending September 28, 2018 to a rate of 21% for the fiscal year ending September 27, 2019. U.S. GAAP requires the impact of tax legislation to be recognized in the period in which the law is enacted. The lower U.S. statutory rate has been included in the estimated annual effective rate used to calculate the year-to-date income tax benefit as of the end of the quarter. The repeal of the deduction for domestic production applies for the fiscal year beginning September 29, 2018, and so no benefit of such deduction has been included in the calculation of the estimated annual effective rate.
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
As a result of the changes to the U.S. taxation of foreign earnings included in U.S. Tax Reform, we reevaluated our previous indefinite reinvestment assertion with respect to these earnings during fiscal year 2018, which resulted in us revoking our assertion for current and future earnings for all countries, while maintaining the assertion that historic earnings are indefinitely reinvested outside the U.S. We are maintaining this prior assertion for the quarter ended March 29, 2019. Due to the level of earnings available for repatriation, the treaty benefits applicable to jurisdictions in which those earnings are located, and the now favorable U.S. tax treatment of repatriated foreign earnings, the amount of deferred tax liability recorded related to the potential repatriation is approximately $0.1 million. This estimated liability is for U.S. State income taxes and foreign withholding taxes that would apply if the foreign earnings were actually repatriated in the form of a dividend. In accordance with the measurement period under SAB 118, our indefinite reinvestment assertion is now finalized and is no longer provisional.

Liquidity and Capital Resources
We assess our liquidity in terms of our ability to generate cash to fund our operating and investing activities. We continue to generate substantial cash from operating activities and believe that our operating cash flow, credit facility, and other sources of liquidity will be sufficient to allow us to continue to invest in our existing businesses, consummate strategic acquisitions and manage our capital structure on a short and long-term basis. Availability under our credit facility was $150.0 million as of March 29, 2019.

Cash and Cash Equivalents
The following table summarizes our cash and cash equivalents:

(In millions)	March 29, 2019	September 28, 2018	$ Change
Cash and cash equivalents	$31.0	$51.9	$(20.9)
Borrowings
The following table summarizes the changes in our debt outstanding:

(In millions)	March 29, 2019	September 28, 2018	$ Change
Current portion of Term Facility	$29.4	$25.0	$4.4
Revolving Credit Facility	—	28.0	(28.0)
Long-Term portion of Term Facility	323.6	345.0	(21.4)
Total debt outstanding, gross	353.0	398.0	(45.0)
Debt issuance costs	(6.9)	(8.2)	1.3
Total debt outstanding, net	$346.1	$389.8	$(43.7)
Cash Flows

	Six Months Ended
(In millions)	March 29, 2019	March 30, 2018
Net cash flow provided by (used in):
Operating activities	$32.9	$45.5
Investing activities	(7.6)	(6.9)
Financing activities	(45.6)	(66.7)
Effects of exchange rate changes on cash and cash equivalents	(0.6)	0.2
Net increase in cash and cash equivalents	$(20.9)	$(27.9)
Net Cash Provided by Operating Activities. Cash from operating activities consists primarily of net earnings adjusted for certain non-cash items, including share-based compensation, depreciation, amortization of intangible assets, deferred income taxes, income from equity investments and the effect of changes in operating assets and liabilities.
For the six months ended March 29, 2019, compared to the six months ended March 30, 2018, cash provided by operating activities were as follows:

•	Net earnings were $8.9 million compared to $23.9 million

•	Non-cash adjustments to net earnings of $27.5 million compared to $10.5 million

•	Operating assets and liabilities activity:

◦	Accounts receivable decreased to $29.4 million from $34.4 million.

◦	Inventories increased to $26.4 million from $11.0 million.

◦	Prepaid expenses and other assets increased to $2.5 million from 1.3 million

◦	Accrued liabilities and other long-term liabilities decreased by $4.4 million compared to an increase of $6.0 million
Net Cash Used in Investing Activities. Net cash used in investing activities was $7.6 million and $6.9 million for the six months ended March 29, 2019 and March 30, 2018, respectively, and related to capital expenditures for property plant and equipment for both periods.
Net Cash Used in Financing Activities. Financing activities for the six months ended March 29, 2019 consisted of borrowings under our credit agreement of $7.0 million, and repayments of borrowings of $52.0 million. Financing activities for the six months ended March 30, 2018 consisted of borrowings under our credit agreement of $10.0 million, and repayments of borrowings of $78.0 million.

Days Sales Outstanding
Trade accounts receivable days sales outstanding (“DSO”) was 57 days at March 29, 2019 and 58 days September 28, 2018. Our accounts receivable and DSO are impacted by a number of factors, primarily including the timing of product shipments, collections performance, payment terms, the mix of revenues from different regions and the effects of economic instability.
Contractual Obligations
In October 2013, we entered into an amended agreement with dpiX and other parties that, among other things, provides us with the right to 50% of dpiX’s total manufacturing capacity produced after January 1, 2014. The amended agreement requires us to pay for 50% of the fixed costs (as defined in the amended agreement), as determined at the beginning of each calendar year. In January 2019, the fixed cost commitment was determined and approved by the dpiX board of directors to be $14.7 million for calendar year 2019. As of March 29, 2019, the Company had $11.0 million remaining fixed cost commitments related to this agreement remaining for calendar year 2019. The amended agreement will continue unless the ownership structure of dpiX changes (as defined in the amended agreement).
In October 2015, we committed to grant the noncontrolling shareholders of MeVis: (1) an annual recurring net compensation of €0.95 per MeVis share; and (2) a put right for their MeVis shares at €19.77 per MeVis share. As of March 29, 2019, noncontrolling shareholders together held approximately 0.5 million shares of MeVis, representing 26.3% of the outstanding shares. See Note 8, “Redeemable Noncontrolling Interests” of the notes to the condensed consolidated financial statements for more information.
Contingencies
From time to time, we are a party to or otherwise involved in legal proceedings, claims and government inspections or investigations and other legal matters both inside and outside the United States, arising in the ordinary course of our business or otherwise. Such matters are subject to many uncertainties and outcomes are not predictable with assurance.
Off-Balance Sheet Arrangements
In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification of business partners and customers for losses suffered or incurred for property damages, death and injury and for patent, copyright or any other intellectual property infringement claims by any third parties with respect to our products. The terms of these indemnification arrangements are generally perpetual. Except for losses related to property damages, the maximum potential amount of future payments we could be required to make under these arrangements is unlimited. As of March 29, 2019, we have not incurred any material costs to defend lawsuits or settle claims related to these indemnification arrangements. As a result, we believe the estimated fair value of these arrangements is minimal.
We have indemnification obligations to our directors and officers and certain of our employees that serve as officers or directors of our foreign subsidiaries that may require us to indemnify our directors and officers and those certain employees against liabilities that may arise by reason of their status or service as directors or officers, and to advance their expenses incurred as a result of any legal proceeding against them as to which they could be indemnified. There is no maximum limit on the indemnification that may be required under these obligations. As of March 29, 2019, we have not incurred any material costs related to these indemnification obligations. As a result, we believe the estimated fair value of these obligations is minimal.
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
Credit and Counterparty Risk
We use a centralized approach to manage substantially all our cash and to finance our operations. Our cash and cash equivalents may be exposed to a concentration of credit risk and we may also be exposed to credit risk and interest rate risk to the extent that we enter into credit facilities.
We perform ongoing credit evaluations of our customers and we maintain strong credit controls in evaluating and granting customer credit, including performing ongoing evaluations of our customers’ financial condition and creditworthiness and often using letters of credit and requiring industrial customers to provide a down payment.
Interest Rate Risk
At March 29, 2019, we had borrowings of $346.1 million. Borrowings under our credit facilities bear interest at floating interest rates. As a result, we are exposed to fluctuations in interest rates to the extent of our borrowings under the credit facilities. As part of our overall risk management program, we entered into several interest rate swaps designed as cash flow hedges, to hedge the floating LIBOR components of our interest rate which represented a notional value of $270.0 million of our debt as of March 29, 2019. See Note 3, “Financial Derivatives and Hedging Activities” for further information on hedging activities.
Commodity Price Risk
We are exposed to market risks related to volatility in the prices of raw materials used in our products. The prices of these raw materials fluctuate in response to changes in supply and demand fundamentals and our product margins and level of profitability tend to fluctuate with changes in these raw materials prices. We try to protect against such volatility through various business strategies. During the three months ended March 29, 2019, we did not have any commodity derivative instruments in place to manage our exposure to price changes.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that such information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. The Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), with assistance from other members of management, have evaluated the effectiveness of our disclosure controls and procedures as of March 29, 2019 and, based on their evaluation, the CEO and CFO have concluded that the disclosure controls and procedures were not effective as of such date due to the material weaknesses in internal control over financial reporting that are described below.
Description of Material Weaknesses
We have identified the following control deficiencies that constituted material weaknesses in our internal control over financial reporting as of March 29, 2019:

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
We have also determined that as a result of our inadequate risk assessment processes, other business process controls were not operating effectively. Specifically, we identified the following areas of control deficiencies which independently resulted in material weaknesses in our internal control over financial reporting:

◦
We did not design and maintain effective controls related to accounting for revenue, deferred revenue and related accounts receivable, including maintaining effective business process controls to prevent or detect misstatements in the processing of customer transactions. Specifically, we did not design and maintain effective controls related to the review of the completeness and accuracy of customer order entry, quantity and pricing. Additionally we did not design and maintain effective controls for the effect of the adoption of Revenue from Contracts with Customers (“ASC 606”) to prevent and detect misstatements. Specifically, we did not design and maintain effective controls related to the accuracy of recording the effect of the adoption of ASC 606.

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

These deficiencies in the areas of revenue, inventory, German operations and the financial reporting close process resulted in immaterial audit adjustments to the consolidated financial statements as of and for the year ended September 28, 2018 and to the recording of out of period adjustments as of and for the three and six months ended March 29, 2019, as disclosed in note 1 to the Company's condensed consolidated interim financial statements, however, until remediated, these deficiencies could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined these deficiencies constitute material weaknesses.
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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings
We are subject to various claims, complaints and legal actions in the normal course of business from time to time. For example, in this fiscal year we initiated litigation asserting claims of patent infringement against a third party. We do not believe we have any currently pending litigation for which the outcome could have a material adverse effect on our operations or financial position.
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
Varex had one customer during the six months ended March 29, 2019, that accounted for 18% of its revenue. Varex’s ten largest customers as a group accounted for approximately 54% and 53% of its revenue for the three months ended March 29, 2019 and March 30, 2018, respectively. Varex’s ten largest customers as a group accounted for approximately 53% and 51% of its revenue for the six months ended March 29, 2019 and March 30, 2018, respectively.
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
Rapidly-evolving technology, intense competition and pricing pressure characterize the market in which Varex competes. Varex often competes with companies that have greater financial, marketing and other resources than Varex, including Varex’s customers. If these customers manufacture a greater percentage of their components in house or otherwise decrease purchases from external sources, which may occur for a number of reasons, including a strong U.S. Dollar, Varex could experience reductions in purchasing volume by, or loss of, one or more of these customers. Such a reduction or loss may have a material and adverse effect on its business. Some of the major diagnostic imaging systems companies, which are the primary OEM customers for Varex’s X-ray components, also manufacture X-ray components, including X-ray tubes, for use in their own imaging systems products. Varex must compete with these in-house manufacturing operations for business. In addition, Varex competes against other stand-alone, independent X-ray tube manufacturers for both the OEM business of major diagnostic imaging equipment manufacturers and the independent servicing business for X-ray tubes. The market for flat panel detectors is also very competitive, and Varex faces intense competition from over a dozen smaller competitors. As a result of these competitive dynamics, in order for Varex to effectively retain the business of its customers and compete with its competitors, it must have an advantage in one or more significant areas, such as lower product cost, better product quality and/or superior technology and/or performance. Varex has made price concessions to maintain existing customers and attract new customers, and may have to make additional price concessions in the future.
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
Rapid change and technological innovation characterize the markets in which Varex operates, particularly with respect to flat panel technology. Varex’s customers use its products in their medical diagnostic, security, and industrial imaging systems, and Varex must continually introduce new products at competitive costs while also improving existing products with higher quality, lower costs, and increased features. In order to be successful, Varex must anticipate its customers’ needs and demands, as well as potential shifts in market preferences. Varex’s failure to do so has in the past resulted, and may in the future result, in the loss of customers and an adverse impact to its financial performance. With a relatively strong U.S. Dollar, Varex’s ability to meet its customers’ pricing expectations is particularly challenging and may result in erosion of product margin and market share.
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
Varex’s ability to identify and take advantage of attractive acquisitions or other business development opportunities is an important component in implementing its overall business strategy. Varex needs to grow its businesses in response to changing technologies, customer demands, and competitive pressures. In some circumstances, Varex may decide to grow its business through the acquisition of complementary businesses, products, or technologies, rather than through internal development. For example, in April 2019, we acquired Direct Conversion AB (publ), in May 2017, we acquired the medical imaging business of PerkinElmer, Inc., and during fiscal year 2015, Varex acquired Claymount Investments B.V. and MeVis Medical Solutions AG.
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
Additionally, Varex participates in joint ventures and has investments in privately-held companies (for example, its 40% ownership in its major supplier of its amorphous silicon-based thin film transistor arrays (flat panels) used in its digital detectors, dpiX LLC) that are subject to risk of loss of investment capital. These investments are inherently risky, in some instances because the markets for the technologies or products these companies have under development may never materialize. If these companies do not succeed, Varex could lose some or all of its investment in these companies.
The trading price of Varex’s common stock may decline or fluctuate significantly and fluctuations in Varex’s operating results, including quarterly revenues, and margins, may cause its stock price to be volatile, which could cause losses for its stockholders.
In the past year, Varex's stock price has ranged from a low of $21.57 to a high of $39.39. Varex cannot guarantee that an active trading market will be sustained for its common stock. Nor can Varex predict the prices at which shares of its common stock may trade. Varex has experienced and expects in the future to experience fluctuations in its operating results, including revenues and margins, from period to period. These fluctuations may cause Varex’s stock price to be volatile, which could cause losses for its stockholders.
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
As of March 29, 2019, Varex’s total combined indebtedness was approximately $346.1 million (net of deferred loan costs). The borrowings under Varex’s credit facilities bear interest at floating interest rates. As part of its overall risk management practices, Varex entered into financial derivatives, particularly interest rate swaps designed as cash flow hedges, to hedge the floating LIBOR interest rate on $270.0 million of its debt. As a result, Varex will be exposed to fluctuations in interest rates to the extent of the balance of its borrowings under the LIBOR-based portion of its credit facilities.
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
Varex conducts business globally. Revenues generated from customers located outside the United States accounted for approximately 63%and 66% of Varex’s total revenues during the three months ended March 29, 2019 and March 30, 2018, respectively Varex conducts business globally. Revenues generated from customers located outside the United States accounted for approximately 63%and 65% of Varex’s total revenues during the six months ended March 29, 2019 and March 30, 2018, respectively. As a result, Varex must provide significant service and support globally. Varex intends to continue to expand its presence in international markets and expects to expend significant resources in doing so. Varex cannot be sure that it will be able to meet its sales, service, and support objectives or obligations in these international markets or recover its investment in these international markets. Varex’s future results could be harmed by a variety of factors, including:

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
During Varex's 2018 fiscal year end financial reporting process, management determined that Varex did not appropriately design controls in response to the risk of material misstatements. As a result, management identified material weaknesses related to ineffective information technology general controls (“ITGCs”) in the areas of user access and program change-management over certain information technology (“IT”) systems that support the Company’s financial reporting processes. Management also identified business process control deficiencies which independently, as well as when combined with the material weaknesses in ITGCs, resulted in material weakness in the areas of customer order entry and pricing, implementation of ASC 606, cycle count programs, capitalization of manufacturing variances, our German operations and the financial close process. As a result, management concluded that Varex's internal control over financial reporting was not effective as of September 28, 2018. These material weaknesses and deficiencies did not result in a material misstatement to the consolidated financial statements; however, until remediated, these material weaknesses and deficiencies could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected on a timely basis. There can be no assurance that the remedial measures being implemented by Varex's management will be successful. If Varex is unable to remediate the material weaknesses, or is otherwise unable to maintain effective internal control over financial reporting or disclosure controls and procedures, Varex's ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected, which could subject Varex to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and adversely impact our stock price.

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
Varex files applications as appropriate for patents covering new products and manufacturing processes. Varex cannot be sure, however, that patents will be issued from any of Varex’s pending or future patent applications. Varex also cannot be sure that its current patents, the claims allowed under its current patents, or patents for technologies licensed to Varex will be sufficiently broad to protect its technology position against competitors. Issued patents owned by, or licensed to, Varex may be challenged, invalidated, or circumvented, or the rights granted under the patents may not provide Varex with competitive advantages. Asserting Varex’s patent rights against others in litigation or other legal proceedings is costly and diverts managerial resources. For example, during the current fiscal year, Varex initiated litigation asserting claims of patent infringement against a third party. Varex intends to prosecute its claims vigorously, and Varex has experienced, and will continue to experience, increased legal expenses related to this litigation that could adversely affect its financial results. An adverse finding in this or similar patent infringement litigation could adversely impact Varex’s competitive position. In addition, Varex may not be able to detect patent infringement by others or may lose its competitive position in the market before Varex is able to do so.
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
Prior to its separation from Varian, Varex had no history of operating as an independent company, and its historical results as a part of Varian are not necessarily representative of the results that it would have achieved as a separate, publicly-traded company and may not be a reliable indicator of its future results.
Some of the information about Varex in its Annual Report on Form 10-K for the fiscal year ended 2018 refers to Varex’s business as operated by and integrated with Varian. Varex’s historical financial information prior to January 28, 2017 included in its Annual Report on Form 10-K for the fiscal year ended 2018 is derived from the consolidated financial statements and accounting records of Varian. Accordingly, this historical financial information does not necessarily reflect the financial condition, results of operations, or cash flows that Varex would have achieved as a separate, publicly-traded company during the periods presented or that which Varex will achieve in the future, primarily as a result of the factors described below:

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
Under current law, a spin-off can be rendered taxable to the parent corporation and its stockholders as a result of certain post-spin-off acquisitions of shares or assets of the spun-off corporation. For example, a spin-off may result in taxable gain to the parent corporation under Section 355(e) of the Code if the spin-off were later deemed to be part of a plan (or series of related transactions) pursuant to which one or more persons acquire, directly or indirectly, shares representing a 50% or greater interest (by vote or value) in the spun-off corporation. The Tax Matters Agreement prohibits Varex from taking or failing to take any other action that would prevent the distribution and certain related transactions from qualifying as a transaction that is generally tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code. These restrictions may limit Varex’s ability to pursue certain strategic transactions, equity issuances or repurchases, or other transactions that it may believe to be in the best interests of its stockholders or that might increase the value of its business.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to the Share Purchase Agreement dated March 21, 2019, between the Company, Varex Imaging Investments, B.V. (“VII”), a wholly owned subsidiary of the Company, and certain shareholders of Direct Conversion AB (publ) (“Direct Conversion”), pursuant to which VII acquired 97.4% of the outstanding shares of Direct Conversion, the Company agreed to pay to the former shareholders of Direct Conversion, on the first anniversary of the closing, a payment equal to the value of 345,598 shares of the Company’s common stock (subject to reduction to settle purchase price adjustments and indemnity claims). The payment is to be made in a mixture of cash and shares of Company common stock. To the extent shares of the Company’s common stock are issued, the Company will rely on the exemptions from registration under Section 4(a)(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit No.	Description
3.1
Amended and Restated Certificate of Incorporation, dated January 27, 2017 (as corrected December 11, 2017) (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed November 27, 2018, SEC File No. 001-37860).

3.2
Amended and Restated Bylaws of the Company, as amended January 27, 2017 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed January 30, 2017, SEC File No. 001-37860).

10.1*	Share Purchase Agreement dated March 21, 2019 between Varex Imaging Corporation, Varex Imaging Investments, B.V. and certain shareholders of Direct Conversions AB (publ).

10.2*	Amendment No. 3 dated March 21, 2019 to Credit Agreement, dated as of May 1, 2017, with Bank of America, N.A., as administrative agent, and the other lender parties thereto.

31.1*	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act

31.2*	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act

32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VAREX IMAGING CORPORATION

Date:	May 8, 2019	By:	/s/ CLARENCE R. VERHOEF
Clarence R. Verhoef
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)