Form 10-Q
period 2019-06-28
Varex Imaging Corp
filed 2019-08-07
CIK 1681622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-37860
 ____________________________________________________________
VAREX IMAGING CORPORATION
(Exact name of registrant as specified in its charter)
 ____________________________________________________________

Delaware			81-3434516
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification Number)

1678 S. Pioneer Road	Salt Lake City	Utah	84104
(Address of principal executive offices)			(Zip Code)
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
As of August 1, 2019, there were 38.4 million shares of the registrant’s common stock outstanding.

VAREX IMAGING CORPORATION
FORM 10-Q for the Quarter Ended June 28, 2019

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Revenues	$196.7	$191.2	$578.2	$568.6
Cost of revenues	136.0	128.2	393.1	373.9
Gross margin	60.7	63.0	185.1	194.7
Operating expenses:
Research and development	20.9	20.5	58.5	62.3
Selling, general and administrative	35.2	35.2	97.1	94.3
Total operating expenses	56.1	55.7	155.6	156.6
Operating earnings	4.6	7.3	29.5	38.1
Interest income	—	—	0.1	0.1
Interest expense	(5.1)	(5.4)	(15.7)	(16.5)
Other (expense) income, net	(0.1)	0.7	(2.6)	3.8
Interest and other expense, net	(5.2)	(4.7)	(18.2)	(12.6)
(Loss) earnings before taxes	(0.6)	2.6	11.3	25.5
Taxes (benefit) on earnings	0.7	(1.3)	3.7	(2.4)
Net (loss) earnings	(1.3)	3.9	7.6	27.9
Less: Net earnings attributable to noncontrolling interests	0.1	0.1	0.2	0.4
Net (loss) earnings attributable to Varex	$(1.4)	$3.8	$7.4	$27.5
Net (loss) earnings per common share attributable to Varex
Basic	$(0.04)	$0.10	$0.19	$0.73
Diluted	$(0.04)	$0.10	$0.19	$0.72
Weighted average common shares outstanding
Basic	38.3	37.9	38.2	37.8
Diluted	38.3	38.4	38.4	38.3

See accompanying notes to the condensed consolidated financial statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) EARNINGS
(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions)	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Net (loss) earnings	$(1.3)	$3.9	$7.6	$27.9
Other comprehensive (loss) earnings, net of tax:
Unrealized (loss)/gain on interest rate swap contracts	(2.3)	0.8	(6.0)	4.7
Foreign currency translation adjustments	(0.2)	—	(0.2)	—
Other comprehensive (loss) earnings, net of tax	(2.5)	0.8	(6.2)	4.7
Comprehensive (loss) earnings	(3.8)	4.7	1.4	32.6
Less: Comprehensive earnings attributable to noncontrolling interests	0.1	0.1	0.2	0.4
Comprehensive (loss) earnings attributable to Varex	$(3.9)	$4.6	$1.2	$32.2

 See accompanying notes to the condensed consolidated financial statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share and per share amounts)	June 28, 2019	September 28, 2018
Assets
Current assets:
Cash and cash equivalents	$28.5	$51.9
Accounts receivable, net	131.1	154.0
Inventories, net	263.4	235.1
Prepaid expenses and other current assets	18.4	17.1
Total current assets	441.4	458.1
Property, plant and equipment, net	138.6	144.9
Goodwill	290.1	243.6
Intangible assets	90.7	73.8
Investments in privately-held companies	54.1	51.0
Other assets	28.8	16.5
Total assets	$1,043.7	$987.9
Liabilities, redeemable noncontrolling interests and equity
Current liabilities:
Accounts payable	$61.3	$66.3
Accrued liabilities	65.9	47.5
Current maturities of long-term debt	30.2	25.0
Deferred revenues	13.8	13.2
Total current liabilities	171.2	152.0
Long-term debt	379.4	364.8
Deferred tax liabilities	15.7	23.2
Other long-term liabilities	28.8	8.5
Total liabilities	595.1	548.5
Redeemable noncontrolling interests	10.9	11.1
Equity:
Preferred stock, $.01 par value: 20,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value:
Authorized shares - 150,000,000
Shares issued and outstanding - 38,341,103 and 38,026,597 at June 28, 2019 and September 28, 2018, respectively.	0.4	0.4
Additional paid-in capital	368.1	357.6
Accumulated other comprehensive income	(0.4)	5.8
Retained earnings	66.3	62.4
Total Varex equity	434.4	426.2
Noncontrolling interests	3.3	2.1
Total equity	437.7	428.3
Total liabilities, redeemable noncontrolling interests and equity	$1,043.7	$987.9
See accompanying notes to the condensed consolidated financial statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(In millions)	June 28, 2019	June 29, 2018
Cash flows from operating activities:
Net earnings	$7.6	$27.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Share-based compensation expense	8.7	7.5
Depreciation	18.7	16.0
Amortization of intangible assets	11.4	12.5
Deferred taxes	(5.7)	(14.0)
Income from equity method investments	0.7	(3.2)
Amortization of deferred loan costs	1.8	1.7
Impairment of intangible assets	4.8	3.0
Inventory write-down	3.1	3.1
Other, net	1.0	(0.6)
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	25.1	32.5
Inventories	(26.2)	(12.8)
Prepaid expenses and other assets	4.7	2.8
Accounts payable	(4.3)	(2.7)
Accrued operating liabilities and other long-term operating liabilities	(0.5)	(7.0)
Deferred revenues	(1.9)	0.1
Net cash provided by operating activities	49.0	66.8
Cash flows from investing activities:
Purchases of property, plant and equipment	(13.3)	(15.3)
Acquisitions of businesses, net of cash acquired	(69.5)	—
Contributions and advances to joint ventures	(3.6)	—
Net cash used in investing activities	(86.4)	(15.3)
Cash flows from financing activities:
Taxes related to net share settlement of equity awards	(2.1)	(2.3)
Borrowings under credit agreements	79.0	10.0
Repayments of borrowing under credit agreements	(65.7)	(96.0)
Proceeds from exercise of stock options	0.2	3.5
Proceeds from shares issued under employee stock purchase plan	3.8	3.3
Payment of debt issuance costs	(0.5)	—
Net cash provided by (used in) financing activities	14.7	(81.5)
Effects of exchange rate changes on cash and cash equivalents and restricted cash	(0.7)	(0.5)
Net decrease in cash and cash equivalents and restricted cash	(23.4)	(30.5)
Cash and cash equivalents and restricted cash at beginning of period	53.4	83.6
Cash and cash equivalents and restricted cash at end of period	$30.0	$53.1
Supplemental cash flow information:
Cash paid for interest	$13.7	$14.6
Cash paid for income tax	3.8	12.6
Supplemental non-cash activities:
Purchases of property, plant and equipment financed through accounts payable	$0.2	$2.5
See accompanying notes to the condensed consolidated financial statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three Months Ended June 28, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Varex Equity	Noncontrolling Interests	Total Equity

(In millions)	Shares	Amount
March 29, 2019	38.2	$0.4	$363.1	$2.1	$67.7	$433.3	$1.9	$435.2
Net earnings	—	—	—	—	(1.4)	(1.4)	—	(1.4)
Common stock issued under employee stock purchase plan	0.1	—	1.9	—	—	1.9	—	1.9
Share-based compensation	—	—	3.1	—	—	3.1	—	3.1
Unrealized loss on interest rate swap contracts, net of tax	—	—	—	(2.3)	—	(2.3)	—	(2.3)
Currency translation adjustments	—	—	—	(0.2)	—	(0.2)	—	(0.2)
Noncontrolling interest acquired / consolidated	—	—	—	—	—	—	1.4	1.4
June 28, 2019	38.3	$0.4	$368.1	$(0.4)	$66.3	$434.4	$3.3	$437.7

	Three Months Ended June 29, 2018
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Varex Equity	Noncontrolling Interests	Total Equity

(In millions)	Shares	Amount
March 30, 2018	37.9	$0.4	$348.8	$4.7	$58.8	$412.7	$—	$412.7
Net earnings	—	—	—	—	3.8	3.8	—	3.8
Exercise of stock options	0.1	—	1.3	—	—	1.3	—	1.3
Common stock issued under employee stock purchase plan	—	—	1.8	—	—	1.8	—	1.8
Share-based compensation	—	—	2.8	—	—	2.8	—	2.8
Unrealized gain on interest rate swap contracts, net of tax	—	—	—	0.8	—	0.8	—	0.8
June 29, 2018	38.0	$0.4	$354.7	$5.5	$62.6	$423.2	$—	$423.2

See accompanying notes to the condensed consolidated financial statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Nine Months Ended June 28, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Varex Equity	Noncontrolling Interests	Total Equity

(In millions)	Shares	Amount
September 28, 2018	38.0	$0.4	$357.6	$5.8	$62.4	$426.2	$2.1	$428.3
Effect of adoption of ASC 606	—	—	—	—	(3.5)	(3.5)	—	(3.5)
Net earnings	—	—	—	—	7.4	7.4	(0.2)	7.2
Exercise of stock options	—	—	0.1	—	—	0.1	—	0.1
Common stock issued upon vesting of restricted shares	0.2	—	—	—	—	—	—	—
Shares withheld on vesting of restricted stock	(0.1)	—	(2.1)	—	—	(2.1)	—	(2.1)
Common stock issued under employee stock purchase plan	0.2	—	3.8	—	—	3.8	—	3.8
Share-based compensation	—	—	8.7	—	—	8.7	—	8.7
Unrealized loss on interest rate swap contracts, net of tax	—	—	—	(6.0)	—	(6.0)	—	(6.0)
Currency translation adjustments	—	—	—	(0.2)	—	(0.2)	—	(0.2)
Noncontrolling interest acquired / consolidated	—	—	—	—	—	—	1.4	1.4
June 28, 2019	38.3	$0.4	$368.1	$(0.4)	$66.3	$434.4	$3.3	$437.7

	Nine Months Ended June 29, 2018
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Varex Equity	Noncontrolling Interests	Total Equity

(In millions)	Shares	Amount
September 29, 2017	37.6	$0.4	$342.7	$0.8	$35.1	$379.0	$—	$379.0
Net earnings	—	—	—	—	27.5	27.5	—	27.5
Exercise of stock options	0.2	—	3.5	—	—	3.5	—	3.5
Common stock issued upon vesting of restricted shares	0.2	—	—	—	—	—	—	—
Shares withheld on vesting of restricted stock	(0.1)	—	(2.3)	—	—	(2.3)	—	(2.3)
Common stock issued under employee stock purchase plan	0.1	—	3.3	—	—	3.3	—	3.3
Share-based compensation	—	—	7.5	—	—	7.5	—	7.5
Unrealized gain on interest rate swap contracts, net of tax	—	—	—	4.7	—	4.7	—	4.7
June 29, 2018	38.0	$0.4	$354.7	$5.5	$62.6	$423.2	$—	$423.2

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
Out-of-Period Adjustments
During the first quarter of fiscal 2019, the Company recorded out-of-period adjustments that reduced income by $1.1 million on a pre-tax basis ($0.6 million on an after-tax basis) related to errors originating in fiscal year 2018 principally related to an overstatement of inventory at the end of fiscal year 2018. We evaluated the materiality of these errors on our prior year consolidated financial statements as well as current year quarter and year-to-date periods and have concluded that these errors are not material when considering both qualitative and quantitative factors and are not expected to be material to full year 2019 results when considering both qualitative and quantitative factors.
Segment Reporting
The Company has two reportable operating segments, Medical and Industrial, which align with how its Chief Executive Officer, who has been identified as the Company's Chief Operating Decision Maker, views and measures the Company’s business performance. See Note 14, “Segment Information,” for further information on the Company’s segments.
Fiscal Year

The fiscal years of the Company as reported are the 52 or 53-week period ending on the Friday nearest September 30. Fiscal year 2019 is the 52-week period ending September 27, 2019. Fiscal year 2018 was the 52-week period that ended on September 28, 2018.  The fiscal quarters ended June 28, 2019 and June 29, 2018 were both 13-week periods.
Variable Interest Entities
For entities in which the Company has variable interests, the Company determines whether the Company is the primary beneficiary of the entity by analyzing which entity has the power to direct the activities that most significantly impact the variable interest entity’s economic performance and which entity has the obligation to absorb losses or the right to receive benefits from the variable interest entity. If the Company is the primary beneficiary of a variable interest entity, the assets, liabilities and results of operations of the variable interest entity are included in the Company’s condensed consolidated financial statements. During the three and nine months ended June 28, 2019, the Company had two variable interest entities, one of which is consolidated, because it was determined that the Company is its primary beneficiary. As of June 28, 2019, total assets and liabilities for the consolidated variable interest entity was $19.3 million and $7.6 million, respectively.
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
Restricted Cash
Restricted cash primarily consists of cash collateral related to certain leases and inventory arrangements. Restricted cash is included in other assets on the condensed consolidated balance sheet. Cash and cash equivalents and restricted cash as reported within the condensed consolidated statements of cash flows consisted of the following:

	Nine Months Ended June 28, 2019		Nine Months Ended June 29, 2018
	Beginning of Period	End of Period	Beginning of Period	End of Period
Cash and cash equivalents	$51.9	$28.5	$83.3	$52.8
Restricted cash	1.5	1.5	0.3	0.3
Cash and cash equivalents and restricted cash as reported per statement of cash flows	$53.4	$30.0	$83.6	$53.1

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
Credit is extended to customers based on an evaluation of the customer’s financial condition, and collateral is not required. During the periods presented, one customer accounted for a significant portion of revenues, which are as follows:

	Three Months Ended		Nine Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Canon Medical Systems Corporation	17.1%	16.2%	17.5%	18.6%

Canon Medical Systems Corporation accounted for 11.1% and 9.8% of the Company’s accounts receivable as of June 28, 2019 and September 28, 2018, respectively.
Inventories
Inventories are valued at the lower of cost or net realizable value. Costs include materials, labor and manufacturing overhead and is computed using standard cost (which approximates actual cost) on a first-in-first-out basis. The Company evaluates the carrying value of its inventories taking into consideration such factors as historical and anticipated future sales compared to quantities on hand and the prices the Company expects to obtain for our products in our respective markets. The Company adjust excess and obsolete inventories to net realizable value and write-downs of excess and obsolete inventories are recorded as a component of cost of revenues.
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
The amount of the accrued estimated warranty costs obligation for established products is primarily based on historical experience as to product failures adjusted for current information on repair costs. For new products, the Company bases warranty estimates on historical experience for similar products and add a reasonable allowance for warranty expenses associated with new products. On a quarterly basis, the Company reviews the accrued warranty costs and updates the historical warranty cost trends, if required.
The following table reflects the changes in the Company’s accrued product warranty:

(In millions)	Warranty Allowance
Accrued product warranty, September 28, 2018	$7.3
Charged to cost of revenues	9.8
Product warranty expenditures	(9.2)
Accrued product warranty, June 28, 2019	$7.9

Revenue Recognition
Effective September 29, 2018, the Company adopted the requirements of Accounting Standards Update (“ASU”) 2014-09 and related amendments, Revenue from Contracts with Customers (“ASC 606”), which superseded all prior revenue recognition methods and industry-specific guidance. See “Recently Adopted Accounting Pronouncements” below.
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
The Company is subject to taxes on earnings in both the United States and numerous foreign jurisdictions. Foreign earnings are generally taxed at rates that differ from the United States rates, earnings in certain foreign jurisdictions are currently subject to tax in the United States, and the benefit of losses generated in some other foreign jurisdictions is reduced due to full valuation allowance positions in those jurisdictions. The Company's effective tax rate is impacted by these factors as well as existing laws in both the United States and in the respective countries in which foreign subsidiaries do business. In addition, a change in the mix of earnings and losses among the various jurisdictions could increase or decrease the effective tax rate.
Foreign Currency Translation
The Company uses the U.S. Dollar predominately as the functional currency of its foreign operations. Gains and losses from remeasurement of foreign currency balances into U.S. Dollars are included in the condensed consolidated statements of earnings. For the foreign subsidiary where the local currency is the functional currency, translation adjustments of foreign currency financial statements into U.S. dollars are recorded to a separate component of accumulated other comprehensive (loss) earnings.
Recently Adopted Accounting Pronouncements
In November 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which requires that the statement of cash flows explain the change in the total amount of restricted cash during the period and other additional disclosures. The Company adopted ASU 2016-18 in the first quarter of 2019 using the retrospective transition method by restating the Company's condensed consolidated statements of cash flows to include restricted cash balances. Net cash flows for the three months ended June 28, 2019 and June 29, 2018 did not change as a result of adopting ASU 2016-18.
The Company adopted ASC 606 as of September 29, 2018, using the modified retrospective transition method applied to those contracts which were not completed as of that date. The Company recorded a net reduction to retained earnings of $4.1 million, net of tax, as of September 29, 2018 due to the impact of adopting ASC 606. During the second quarter of 2019 the Company recorded an increase to retained earnings of $0.6 million, net of tax, to correct an immaterial error related to the adoption of ASC 606. The net cumulative impact of adopting ASC 606 was $3.5 million, net of tax. Refer to Note 10. Revenue Recognition to the Unaudited Condensed Consolidated Financial Statement on this Quarterly report for the detailed impact of adopting ASC 606.
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

In February 2016, the FASB issued ASU 2016-02 on accounting for leases. The new standard is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. The new standard will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statement of earnings. The new standard is required to be adopted using a modified retrospective method to each prior reporting period presented with various optional practical expedients. The new standard will be effective for the Company beginning in its first quarter of fiscal year 2020 with early adoption permitted. We anticipate that our notes to the consolidated financial statements related to leases will be expanded and the most substantial change to our consolidated financial statements will be a gross-up of our total assets and liabilities. Further, the guidance is not expected to materially impact our results of operations in the upcoming fiscal years and interim periods. The Company will continue to monitor the overall impact of adoption and update our disclosures as appropriate.
In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments." This ASU replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In addition, the ASU requires new disclosures. This standard will be effective for the Company's interim and annual periods beginning with the first quarter of fiscal 2021, and must be applied on a modified retrospective basis. The Company is currently evaluating the potential impact of this standard.
2. BUSINESS COMBINATION
Acquisition of Direct Conversion AB (publ)
On April 29, 2019, a subsidiary of Varex completed the acquisition of 98.2% of the outstanding shares of common stock of Direct Conversion AB (publ) (“Direct Conversion”) for $69.5 million in cash, net of cash acquired, and a deferred payment equal to the value of 339,280 shares of the Company’s common stock (subject to reduction to settle indemnity claims) to be paid on the first anniversary of the closing with a mixture of cash and shares of Varex common stock. The acquisition of Direct Conversion expands our detector product portfolio to include photon counting technology.  This technology will allow Varex to expand its range of imaging applications and offer new solutions to both Medical and Industrial customers.
The following table summarizes the preliminary purchase price allocation:

(In millions)	Fair Value
Allocation of the purchase consideration:
Accounts receivable	$2.4
Inventories	5.7
Prepaid expenses and other current assets	0.7
Property, plant, and equipment	0.9
Goodwill	46.5
Intangible assets	33.0
Total assets acquired	89.2
Accounts payable	(1.0)
Accrued liabilities	(1.5)
Current maturities of long-term debt	(1.0)
Deferred revenues	(0.9)
Long-term debt	(3.5)
Other long-term liabilities	(0.5)
Total liabilities assumed	(8.4)
Noncontrolling interest	(1.4)
Net assets acquired, less noncontrolling interest	$79.4
Net cash paid	$69.5
Deferred consideration	9.9
Total consideration	$79.4

The Company recorded the assets acquired and liabilities assumed at their preliminary estimated fair values. As of June 28, 2019, the Company had not finalized the determination of the fair values allocated to various assets and liabilities, including, but not limited to, receivables; inventory; deferred revenue; property, plant, and equipment; deferred tax assets and liabilities; intangible assets and the residual amount allocated to goodwill.

The acquisition of Direct Conversion did not have a significant impact on our consolidated results of operations on a pro forma basis for the current year or comparative periods.
3. RELATED PARTY TRANSACTIONS
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
The equity investment in dpiX Holding is accounted for under the equity method of accounting. When the Company recognizes its share of net profits or losses of dpiX Holding, profits or losses in inventory purchased from dpiX are eliminated. During the three months ended June 28, 2019 and June 29, 2018, the Company recorded income on the equity investment in dpiX Holding of $0.4 million and $0.9 million, respectively. During the nine months ended June 28, 2019 and June 29, 2018, the Company recorded (loss) and income on the equity investment in dpiX Holding of $(0.3) million and $3.9 million, respectively. Income and loss on the equity investment in dpiX Holding is included in other expense, net in the condensed consolidated statements of earnings. The carrying value of the equity investment in dpiX Holding was $48.7 million and $48.9 million at June 28, 2019 and September 28, 2018, respectively.
During the three months ended June 28, 2019 and June 29, 2018, the Company purchased glass transistor arrays from dpiX totaling $5.5 million and $5.6 million, respectively. During the nine months ended June 28, 2019 and June 29, 2018, the Company purchased glass transistor arrays from dpiX totaling $16.7 million and $17.6 million, respectively. These purchases of glass transistor arrays are included as a component of inventories on the condensed consolidated balance sheets or cost of revenues in the condensed consolidated statements of earnings.
As of June 28, 2019, and September 28, 2018, the Company had accounts payable to dpiX totaling $3.3 million and $3.7 million, respectively.
In October 2013, the Company entered into an amended agreement with dpiX and other parties that, among other things, provides the Company with the right to 50% of dpiX’s total manufacturing capacity produced after January 1, 2014. The amended agreement requires the Company to pay for 50% of the fixed costs (as defined in the amended agreement), as determined at the beginning of each calendar year. In January 2019, the fixed cost commitment was determined and approved by the dpiX board of directors to be $14.7 million for calendar year 2019. As of June 28, 2019, the Company had $7.4 million fixed cost commitments related to this agreement remaining for calendar year 2019. The amended agreement will continue unless the ownership structure of dpiX changes as provided in the amended agreement.
The Company has determined that dpiX is a variable interest entity because at-risk equity holders, as a group, lack the characteristics of a controlling financial interest. Majority votes are required to direct the manufacturing activities, legal operations and other activities that most significantly affect dpiX’s economic performance. The Company does not have majority voting rights and no power to direct the activities of dpiX and therefore is not the primary beneficiary of dpiX. The Company’s exposure to loss as a result of its involvement with dpiX is limited to the carrying value of the Company’s investment of $48.7 million and fixed cost commitments.
4. FINANCIAL DERIVATIVES AND HEDGING ACTIVITIES
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
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is deferred as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets and is subsequently reclassified into earnings in the period that the hedged interest expense effects earnings. The ineffective portion of the changes in fair value of derivatives designated as cash flow hedges are recognized directly to earnings and reflected in the accompanying condensed consolidated statements of earnings. No ineffectiveness was reported in earnings for the period ending June 28, 2019.
As of June 28, 2019, the Company had the following outstanding derivatives designated as hedging instruments:

(In millions, except for number of instruments)	Number of Instruments	Notional Value
Interest Rate Swap Contracts	6	$264.4

These contracts have maturities of two years or less.
The following table summarizes the amount of income recognized from derivative instruments for the periods indicated and the line items in the accompanying statements of operations where the results are recorded for cash flow hedges:

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion) Three months ended		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) Three months ended		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion) Three months ended
(In millions)	June 28, 2019	June 29, 2018		June 28, 2019	June 29, 2018		June 28, 2019	June 29, 2018
Interest Rate Swap Contracts	$(2.4)	$1.2	Interest expense	$0.5	$0.2	Interest expense	$—	$—

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion) Nine months ended		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) Nine months ended		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion) Nine months ended
(In millions)	June 28, 2019	June 29, 2018		June 28, 2019	June 29, 2018		June 28, 2019	June 29, 2018
Interest Rate Swap Contracts	$(6.1)	$6.1	Interest expense	$1.6	$(0.2)	Interest expense	$—	$—
The Company expects that approximately $0.5 million recorded as a component of accumulated other comprehensive income (loss) will be realized in the statements of earnings over the next 12 months and the amount will vary depending on interest rates.
These derivative instruments are subject to master netting agreements giving effect to rights of offset with each counterparty. The following table summarizes the fair values of derivative instruments as of the periods indicated and the line items in the accompanying consolidated balance sheets where the instruments are recorded:

(In millions)		Derivative Assets and Liabilities
Derivatives designated as cash flow hedges	Balance sheet location	June 28, 2019	September 28, 2018
Interest rate swap contracts	Other current assets	$0.5	$2.2
Interest rate swap contracts	Other non-current assets	—	5.5
Interest rate swap contracts	Other long-term liabilities	$(0.4)	$—
		$0.1	$7.7

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
The following table shows the notional amounts of outstanding foreign currency contracts as of June 28, 2019:

(In millions)	Notional Amounts (in U.S. dollars)
Swiss franc	$1.0
Chinese renminbi	2.2
Euro	3.4
$6.6

5. FAIR VALUE
Assets/Liabilities Measured at Fair Value on a Recurring Basis
In the tables below, the Company has segregated all assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

	Fair Value Measurements at June 28, 2019
(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents - Money market funds	$—	$5.8	$—	$5.8
Interest rate swap contracts	—	0.5	—	0.5
Total assets measured at fair value	$—	$6.3	$—	$6.3

Liabilities:
Interest rate swap contracts	$—	$0.4	$—	$0.4
Deferred consideration	9.4	—	—	9.4
Total liabilities measured at fair value	$9.4	$0.4	$—	$9.8

As of June 28, 2019, the outstanding borrowings under the Company's credit agreement were $409.6 million, net of deferred loan costs, which approximated its fair value. The fair values of certain of the Company’s financial instruments, including bank deposits included in cash and cash equivalents, accounts receivable and accounts payable, also approximate their fair values due to their short maturities. The Company has elected to use the income approach to value its derivative instruments using standard valuation techniques and Level 2 inputs, such as currency spot rates, forward points and credit default swap spreads. There were no financial assets or liabilities measured on a recurring basis using significant unobservable inputs (Level 3) and there were no transfers in or out of Level 1, 2 or 3 during the nine months ended June 28, 2019.
At September 28, 2018, the Company determined the following levels of inputs at fair value for the following assets or liabilities:

	Fair Value Measurements at September 28, 2018
(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents - Money market funds	$—	$18.4	$—	$18.4
Interest rate swap contracts	—	7.7	—	7.7
Total assets measured at fair value	$—	$26.1	$—	$26.1

6. INVENTORIES, NET
The following table summarizes the Company’s inventories, net:

(In millions)	June 28, 2019	September 28, 2018
Raw materials and parts, net	$165.5	$149.9
Work-in-process, net	32.3	25.4
Finished goods, net	65.6	59.8
Total inventories, net	$263.4	$235.1

7. INTANGIBLE ASSETS
The following table reflect goodwill by reportable operating segment:

(In millions)	Medical	Industrial	Total
Balance at September 28, 2018	$147.0	$96.6	$243.6
Business combinations	25.6	20.9	46.5
Balance at June 28, 2019	$172.6	$117.5	$290.1

The following table reflects the gross carrying amount and accumulated amortization of the Company’s finite-lived intangible assets included in other assets in the condensed consolidated balance sheets:

(In millions)	June 28, 2019	September 28, 2018
Acquired existing technology	$74.1	$57.9
Patents, licenses and other	12.7	9.9
Customer contracts and supplier relationship	51.0	42.6
Accumulated amortization	(49.9)	(40.6)
Total intangible assets with finite lives	87.9	69.8
In-process research and development with indefinite lives	2.8	4.0
Total intangible assets	$90.7	$73.8

Amortization expense for intangible assets was $4.1 million for the three months ended June 28, 2019 and June 29, 2018, and $11.4 million and $12.5 million for the nine months ended June 28, 2019 and June 29, 2018, respectively.
During the three and nine months ended June 28, 2019, the Company recognized intangible asset impairment charges of $4.0 million and $4.8 million, respectively, as certain assets were determined not to be recoverable due to a change in the expected future economic benefit of the assets. During the three and nine months ended June 29, 2018, the Company recognized intangible asset impairment charges of $3.0 million.

The impairment charges are included in selling, general and administrative expenses on the condensed consolidated statements of earnings.
8. BORROWINGS
Existing Credit Facility
On May 1, 2017 in connection with an acquisition Varex entered into a new secured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of up to $200 million with a term of five years, and a secured term facility (the “Term Facility” and together with the Revolving Credit Facility, the “Credit Agreement”) in an aggregate principal amount of $400 million, which is subsequently amended. The Term Facility will be repaid over five years, with 5.0% payable in quarterly installments during each of the first two years of the term thereof, 7.5% payable in quarterly installments during the third and fourth years of the term thereof, and 10% payable in quarterly installments in the fifth year of the term thereof, with the remaining amount due at maturity. Varex used the net proceeds from the Term Facility, and the net proceeds from approximately $97 million drawn on the Revolving Credit Facility, to pay the purchase price for the acquisition of the medical imaging business of PerkinElmer, Inc., plus related credit facility fees, and to repay all Varex’s obligations under the previous credit agreement. Both the Term Facility and Revolving Credit Facility expire on May 1, 2022.
The Credit Agreement contains various customary restrictive covenants that limits, among other things, the incurrence of indebtedness by Varex and its subsidiaries, the grant or incurrence of liens by Varex and its subsidiaries, the entry into sale and leaseback transactions by Varex and its subsidiaries, and the entry into certain fundamental change transactions by Varex and its subsidiaries. It also contains customary events of default and certain financial covenants, including the requirement to maintain certain financial ratios. The Credit Agreement is secured by the stock and assets of Varex’s material subsidiaries. The Credit Agreement has several borrowing and interest rate options including the following indices: (a) LIBOR rate, or (b) the base rate (equal to the greater of the prime rate, the federal funds rate plus 0.50% or the LIBOR rate for a one-month period plus 1.00%); provided that if the base rate shall be less than zero. Loans under the Credit Agreement bear interest at a rate per annum using the applicable indices plus a varying interest rate margin of between 1.75% and 2.75% (for LIBOR rate loans) and 0.75%-1.75% (for base rate loans). The Credit Agreement also provides for fees applicable to amounts available to be drawn under outstanding letters of credit of 0.125%, and a fee on unused commitments which ranges from 0.25% to 0.40%. At June 28, 2019, the Company was in compliance with all of its debt covenants under the Credit Agreement.

(In millions)	June 28, 2019	September 28, 2018	$ Change
Current portion of Term Facility	$29.4	$25.0	$4.4
Current portion of other long-term debt	0.8	—	0.8
Revolving Credit Facility	66.0	28.0	38.0
Long-term portion of Term Facility	316.1	345.0	(28.9)
Long-term portion of other debt	3.7	—	3.7
Total debt outstanding, gross	416.0	398.0	18.0
Debt issuance costs	(6.4)	(8.2)	1.8
Total debt outstanding, net	$409.6	$389.8	$19.8

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
At June 28, 2019, the Company had $84.0 million of the Revolving Credit Facility available for borrowings, subject to covenants contained in the Credit Agreement.
9. REDEEMABLE NONCONTROLLING INTERESTS
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
At June 28, 2019, noncontrolling shareholders together held approximately 0.5 million shares of MeVis, representing 26.3% of the outstanding shares.
Changes in redeemable noncontrolling interests were as follows:

(In millions)	Redeemable Noncontrolling Interests
Balance at beginning of period, September 28, 2018	$11.1
Net earnings attributable to noncontrolling interests	0.4
Other, including foreign currency remeasurement	(0.6)
Balance at end of period, June 28, 2019	$10.9

10. REVENUE RECOGNITION
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

The following tables compare the reported condensed consolidated balance sheet and statement of operations as of and for the three and nine months ended June 28, 2019, to the amounts that would have been reported if ASC 605 had been in effect:

	June 28, 2019
(In millions)	Balance without Adoption	As Reported
Assets:
Prepaid expenses and other current assets	$12.1	$18.4
Other assets	$11.0	$28.8
Liabilities and equity:
Deferred revenues	$11.8	$13.8
Accrued liabilities	$58.9	$65.9
Deferred tax liabilities	$16.5	$15.7
Other long-term liabilities	$9.0	$28.8
Retained earnings	$70.2	$66.3

	Three Months Ended June 28, 2019		Nine Months Ended June 28, 2019
(In millions)	Balance without Adoption	As Reported	Balance without Adoption	As Reported
Revenues	196.5	196.7	577.6	578.2
Cost of revenues	136.0	136.0	392.9	393.1
Taxes on earnings	0.7	0.7	3.7	3.7
Net earnings attributable to Varex	(1.6)	(1.4)	7.0	7.4

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
The following table disaggregates the Company’s revenue by geographic region:

	Three Months Ended		Nine Months Ended
(In millions)	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Americas	$73.8	$67.1	$216.4	$201.4
EMEA	67.3	61.7	198.0	186.8
APAC	55.6	62.4	163.8	180.4
	$196.7	$191.2	$578.2	$568.6

Revenue in the United States of America was $71.4 million and $65.7 million for the three months ended June 28, 2019 and June 29, 2018, respectively. Revenue in the United States of America was $210.8 million and $196.4 million for the nine months ended June 28, 2019 and June 29, 2018, respectively.
Refer to Note 14, Segment Information, for the disaggregation of the Company’s revenue based on reportable operating segments.
Contract Balances
Contract assets are included within the prepaid expenses and other current assets, and other assets balances. Contract liabilities are included within the accrued liabilities, deferred revenues, and other long-term liabilities balances. The following table summarizes the changes in the contract assets and contract liabilities for the three months ended June 28, 2019:

(In millions)	Contact Assets
Balance at September 29, 2018	$24.4
Costs recovered from X-ray tube returns during the period	(4.6)
Contract asset from shipments of X-ray tubes, subject to product return during the period	4.3
Balance at June 28, 2019	$24.1

(In millions)	Contract Liabilities
Balance at September 29, 2018	$41.9
Recognition of revenue included in beginning of year contract liability	(5.4)
Additions to contract liabilities, net of revenue recognized during the period	4.1
Balance at June 28, 2019	$40.6

Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm orders for which revenue has not yet been recognized. As of June 28, 2019, total remaining performance obligations amounted to $281.2 million. The Company expects to recognize a majority of the remaining performance obligations over the next 12 months.
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
11. NET EARNINGS PER SHARE
Basic net (loss) earnings per common share is computed by dividing the net (loss) earnings for the period by the weighted average number of shares of common stock outstanding during the reporting period. Diluted net (loss) earnings per common share reflects the effects of potentially dilutive securities, which is computed by dividing net (loss) earnings by the sum of the weighted average number of common shares outstanding and dilutive common shares, which consists of shares underlying stock options, unvested stock awards and purchase rights granted under the employee stock purchase plan.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per common share is as follows:

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Net earnings attributable to Varex	$(1.4)	$3.8	$7.4	$27.5
Weighted average shares outstanding - basic	38.3	37.9	38.2	37.8
Dilutive effect of potential common shares	—	0.5	0.2	0.5
Weighted average shares outstanding - diluted	38.3	38.4	38.4	38.3
Net earnings per share attributable to Varex - basic	$(0.04)	$0.10	$0.19	$0.73
Net earnings per share attributable to Varex - diluted	$(0.04)	$0.10	$0.19	$0.72
Anti-dilutive shared based awards, excluded	2.4	1.1	2.0	1.2

The Company excludes potentially dilutive common shares (consisting of shares underlying stock options, unvested stock awards and purchase rights granted under the employee stock purchase plan) from the computation of diluted weighted average shares outstanding if the inclusion of the shares underlying these stock awards would be anti-dilutive to earnings per share. Because the Company incurred a net loss for the three months ended June 28, 2019, none of the potentially dilutive common shares were included in the diluted share calculation for that period as they would have been anti-dilutive.
12. EMPLOYEE STOCK PLANS
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
The table below summarizes the effect of recording the share-based compensation expense (which includes the option component of the employee stock purchase plan shares):

	Three Months Ended		Nine Months Ended
(In millions)	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Cost of revenues	$0.5	$0.4	$1.2	$1.0
Research and development	0.3	0.5	1.7	1.3
Selling, general and administrative	2.3	1.9	5.8	5.2
Total share-based compensation expense	$3.1	$2.8	$8.7	$7.5

Stock Option Activity
The following table summarizes the activity for stock options under Varex’s 2017 Omnibus Stock Plan and 2017 Employee Stock Purchase Plan for the Company’s employees:

	Options Outstanding
(In thousands, except per share amounts and the remaining term)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value(1)
Balance at September 28, 2018	2,011	$30.35
Granted	297	31.42
Canceled, expired or forfeited	(4)	31.08
Exercised	(7)	25.52
Balance at June 28, 2019	2,297	$30.50	4.31	$2,656.0

Exercisable at June 28, 2019	1,423	$29.39	3.55	$2,656.0
(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and the closing price of Varex common stock of $30.65 as of June 28, 2019, the last trading date of the Company's third quarter, and which represents the amount that would have been received by the option holders had all option holders exercised their options and sold the shares received upon exercise as of that date.
Restricted Stock Units
The following table summarizes the activity for restricted stock units under Varex’s 2017 Omnibus Stock Plan for the Company’s employees:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at September 28, 2018	641	$33.60
Granted	288	31.30
Vested	(197)	31.57
Canceled or expired	(47)	34.17
Balance at June 28, 2019	685	$33.18

13. TAXES ON EARNINGS

	Three Months Ended		Nine Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Estimated effective tax rate	(116.7)%	(50.0)%	32.7%	(9.4)%

The Company recognized an income tax expense of $0.7 million and an income tax benefit of $1.3 million for the three months ended June 28, 2019 and June 29, 2018, respectively, for effective rates of (116.7)% and (50.0)%, respectively. The Company recognized an income tax expense of $3.7 million and an income tax benefit of $2.4 million for the nine months ended June 28, 2019 and June 29, 2018, respectively, for effective rates of 32.7% and (9.4)%, respectively.

The Company's effective tax rate for the three months ended June 28, 2019, increased primarily due to greater losses in certain jurisdictions for which no benefit can be recorded due to full valuation allowance positions and an overall pre-tax book loss. The Company’s year-to-date effective tax rate increased as a result of one-time benefits booked in the first quarter of fiscal year 2018, the period of enactment of the Tax Cuts and Jobs Act of 2017 (“U.S. Tax Reform”). U.S. Tax Reform significantly revised the U.S. corporate income tax structure. Among the revisions impacting the Company’s effective tax rate are a lower U.S. corporate statutory rate. As a September fiscal year filer, the lower corporate income tax rate is phased in from a U.S. statutory federal rate of 24.5% in fiscal year ending September 28, 2018 to a rate of 21% for the fiscal year ending September 27, 2019. U.S. GAAP requires the impact of tax legislation to be recognized in the period in which the law is enacted. The lower U.S. statutory rate has been included in the estimated annual effective rate used to calculate the year-to-date income tax benefit as of the end of the quarter. The repeal of the deduction for domestic production applies to the Company for the fiscal year beginning September 29, 2018, and so no benefit of such deduction has been included in the calculation of the estimated annual effective rate.
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
As a result of the changes to the U.S. taxation of foreign earnings included in U.S. Tax Reform, the Company reevaluated its previous indefinite reinvestment assertion with respect to these earnings during fiscal year 2018, which resulted in the Company revoking its assertion for current and future earnings for all countries, while maintaining the assertion that historic earnings are indefinitely reinvested outside the U.S. The Company is maintaining this prior assertion for the quarter ended June 28, 2019. Due to the level of earnings available for repatriation, the treaty benefits applicable to jurisdictions in which those earnings are located, and the now favorable U.S. tax treatment of repatriated foreign earnings, the amount of deferred tax liability recorded related to the potential repatriation is approximately $0.1 million. This estimated liability is for U.S. State income taxes and foreign withholding taxes that would apply if the foreign earnings were actually repatriated in the form of a dividend. In accordance with the measurement period under SAB 118, the Company’s indefinite reinvestment assertion is now finalized and is no longer provisional.
14. SEGMENT INFORMATION
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
Information related to the Company’s segments is as follows:

	Three Months Ended		Nine Months Ended
(In millions)	June 28, 2019	June 29, 2018(1)	June 28, 2019	June 29, 2018(1)
Revenues
Medical	$151.6	$147.4	$444.4	$445.2
Industrial	45.1	43.8	133.8	123.4
Total revenues	$196.7	$191.2	$578.2	$568.6
Gross margin
Medical	$44.2	$47.1	$135.4	$147.0
Industrial	16.5	15.9	49.7	47.7
Total gross margin	$60.7	$63.0	$185.1	$194.7
Total operating expenses	56.1	55.7	155.6	156.6
Interest and other income (expenses), net	(5.2)	(4.7)	(18.2)	(12.6)
Earnings before taxes	(0.6)	2.6	11.3	25.5
Taxes on earnings	0.7	(1.3)	3.7	(2.4)
Net earnings	(1.3)	3.9	7.6	27.9
Less: Net earnings attributable to noncontrolling interests	0.1	0.1	0.2	0.4
Net earnings attributable to Varex	$(1.4)	$3.8	$7.4	$27.5

(1) For the three and nine months ended June 29, 2018, the allocation of revenues and gross margin between the Medical and Industrial segments have been corrected resulting in an increase to Medical revenues and gross margin of $4.3 million and $1.7 million respectively, with a corresponding decrease to Industrial revenue and gross margin.
The following table summarizes the Company’s total assets by its reportable segments:

(In millions)	June 28, 2019	September 28, 2018
Identifiable assets
Medical	$803.6	$770.6
Industrial	240.1	217.3
Total reportable segments	$1,043.7	$987.9

15. SUBSEQUENT EVENTS

The Company is not aware of any subsequent events which would require recognition or disclosure in the condensed consolidated financial statements other than those listed below.
On July 11, 2019, the Company announced that it would be closing its Santa Clara facility. The closure of the Company's Santa Clara facility is being taken in connection with the ongoing integration of the imaging business acquired from PerkinElmer, Inc. in May 2017. The Company expects operations at the Santa Clara facility to cease by the end of December 2020 and that the Company will close the facility mid 2021. In connection with closure, the Company incurred charges of $7.1 million in the three months ended June 28, 2019. These charges were a combination of intangible asset impairments of $4.0 million and inventory write-downs of $3.1 million. The Company expects to incur additional restructuring expenses related to closing the Santa Clara facility of $13 million to $17 million between the fourth quarter of fiscal year 2019 through fiscal year 2021.

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
Our success depends, among other things, on our ability to anticipate and respond to changes in our markets, the direction of technological innovation and the demands of our customers. We continue to invest in research and development and have over 500 engineers at the Company. We also look to add new technological capabilities through joint ventures and business combinations, such as the recent acquisition of Direct Conversion. Combining this focus on innovation and product performance with strong long-term customer relationships allows us to partner with our customers to bring industry-leading products to the X-ray imaging market. In addition, total product lifecycle cost is important. We continue to improve the life and quality of our imaging components and leverage our scale as the largest X-ray imaging component supplier to provide cost effective solutions. Demand for our products can also be impacted by geo-political factors, including tariffs on key imported materials used in manufacturing our products and also on X-ray imaging products we sell to customers outside the United States.
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
Fiscal Year
Our fiscal year is a 52 or 53-week period ending on the Friday nearest September 30. Fiscal year 2019 is the 52-week period ending September 27, 2019. Fiscal year 2018 was a 52-week period that ended on September 28, 2018. The fiscal quarters ended June 28, 2019 and June 29, 2018 were both 13-week periods.
Discussion of Results of Operations for the Three Months Ended June 28, 2019 Compared to the Three Months Ended June 29, 2018
Revenues

	Three Months Ended
(In millions)	June 28, 2019	June 29, 2018	$ Change	% Change
Medical	$151.6	$147.4	$4.2	2.8%
Industrial	45.1	43.8	1.3	3.0%
Total revenues	$196.7	$191.2	$5.5	2.9%
Medical as a percentage of total revenues	77%	77%
Industrial as a percentage of total revenues	23%	23%
Medical revenues increased by $4.2 million primarily due to increased sales of X-ray tubes for CT applications and digital detectors for oncology applications partially offset by decreased sales of radiographic detectors.
Industrial revenues increased $1.3 million primarily due to increased sales of X-ray tubes for airport security.
Gross Margin

	Three Months Ended
(In millions)	June 28, 2019	June 29, 2018	$ Change	% Change
Medical	$44.2	$47.1	$(2.9)	(6.2)%
Industrial	16.5	15.9	0.6	3.8%
Total gross margin	$60.7	$63.0	$(2.3)	(3.7)%
Medical gross margin %	29.2%	32.0%
Industrial gross margin %	36.6%	36.3%
Total gross margin %	30.9%	32.9%
The decrease in total gross margin percentage was due to the decrease in medical gross margin percentage. The decrease in medical gross margin percentage was primarily due to restructuring costs in our detector business, plus higher costs of quality. The industrial gross margin percentage was basically flat as compared to the prior period.

Operating Expenses

	Three Months Ended
(In millions)	June 28, 2019	June 29, 2018	$ Change	% Change
Research and development	$20.9	$20.5	$0.4	2.0%
As a percentage of total revenues	10.6%	10.7%
Selling, general and administrative	$35.2	$35.2	$—	—%
As a percentage of total revenues	17.9%	18.4%
Operating expenses	$56.1	$55.7	$0.4	0.7%
As a percentage of total revenues	28.5%	29.1%
Research and Development
We are committed to investing in the business to support long-term growth and believe long-term research and development expenses of approximately 8% to 10% of annual revenues is the appropriate range that will allow us to innovate and bring new products to market for our global OEM customers. Research and development costs for the third quarter of 2019 decreased slightly to 10.6% of revenues.
Selling, General and Administrative
Selling, general and administrative expenses for the third quarter of 2019 were 17.9% of revenues compared to 18.4% of revenues for the third quarter of 2018. Selling, general and administrative expenses for the third quarter of 2019 included approximately $6.0 million of certain expenses for impairment, restructuring and acquisition related costs while the third quarter of 2018 included approximately $5.9 million of these expenses.
Interest and Other Expense, Net
The following table summarizes the Company’s interest and other expense, net:

	Three Months Ended
(In millions)	June 28, 2019	June 29, 2018	$ Change
Interest income	$—	$—	$—
Interest expense	(5.1)	(5.4)	0.3
Other (expense) income, net	(0.1)	0.7	(0.8)
Interest and other expense, net	$(5.2)	$(4.7)	$(0.5)
Interest and other expense, net increased, primarily due to a decrease in our income from equity method investments compared to the three months ended June 29, 2018.
Taxes on Earnings

	Three Months Ended
	June 28, 2019	June 29, 2018
Estimated effective tax rate	(116.7)%	(50.0)%
We recognized an income tax expense of $0.7 million and an income tax benefit of $1.3 million for the three months ended June 28, 2019 and June 29, 2018, respectively, for effective rates of (116.7)% and (50.0)%, respectively.
Our effective tax rate for the three months ended June 28, 2019, increased primarily due to greater losses in certain jurisdictions for which no benefit can be recorded due to full valuation allowance positions and an overall pre-tax book loss. U.S. Tax Reform significantly revised the U.S. corporate income tax structure. Among the revisions impacting our effective tax rate are a lower U.S. corporate statutory rate. As a September fiscal year filer, the lower corporate income tax rate is phased in from a U.S. statutory federal rate of 24.5% in fiscal year ending September 28, 2018 to a rate of 21% for the fiscal year ending September 27, 2019. U.S. GAAP requires the impact of tax legislation to be recognized in the period in which the law is enacted. The lower U.S. statutory rate has been included in the estimated annual effective rate used to calculate the year-to-date income tax benefit as of the end of the quarter. The repeal of the deduction for domestic production applies for the fiscal year beginning September 29, 2018, and so no benefit of such deduction has been included in the calculation of the estimated annual effective rate.

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
As a result of the changes to the U.S. taxation of foreign earnings included in U.S. Tax Reform, we reevaluated our previous indefinite reinvestment assertion with respect to these earnings during fiscal year 2018, which resulted in us revoking our assertion for current and future earnings for all countries, while maintaining the assertion that historic earnings are indefinitely reinvested outside the U.S. We are maintaining this prior assertion for the quarter ended June 28, 2019. Due to the level of earnings available for repatriation, the treaty benefits applicable to jurisdictions in which those earnings are located, and the now favorable U.S. tax treatment of repatriated foreign earnings, the amount of deferred tax liability recorded related to the potential repatriation is approximately $0.1 million. This estimated liability is for U.S. State income taxes and foreign withholding taxes that would apply if the foreign earnings were actually repatriated in the form of a dividend. In accordance with the measurement period under SAB 118, our indefinite reinvestment assertion is now finalized and is no longer provisional.
Discussion of Results of Operations for the Nine Months Ended June 28, 2019 Compared to the Nine Months Ended June 29, 2018

Revenues

	Nine Months Ended
(In millions)	June 28, 2019	June 29, 2018	$ Change	% Change
Medical	$444.4	$445.2	$(0.8)	(0.2)%
Industrial	133.8	123.4	10.4	8.4%
Total revenues	$578.2	$568.6	$9.6	1.7%
Medical as a percentage of total revenues	77%	78%
Industrial as a percentage of total revenues	23%	22%
Medical revenues decreased by $0.8 million primarily due to decreased sales of radiographic detectors and aftermarket X-ray tubes, partially offset by increased sales of digital detectors for oncology applications and mammography X-ray tubes.
Industrial revenues increased $10.4 million due to increased sales of X-ray tubes for airport security and digital detectors for inspection applications.

Gross Margin

	Nine Months Ended
(In millions)	June 28, 2019	June 29, 2018	$ Change	% Change
Medical	$135.4	$147.0	$(11.6)	(7.9)%
Industrial	49.7	47.7	2.0	4.2%
Total gross margin	$185.1	$194.7	$(9.6)	(4.9)%
Medical gross margin %	30.5%	33.0%
Industrial gross margin %	37.1%	38.7%
Total gross margin %	32.0%	34.2%
The decrease in total gross margin percentage was primarily due to restructuring charges related to manufacturing operations at the Santa Clara facility and higher quality costs. The decrease in medical gross margin percentage was due to the restructuring charges and higher quality costs, which were partially offset by margin improvements from a favorable product mix of high-end digital detectors. The industrial gross margin percentage decreased primarily due to higher manufacturing costs.
Operating Expenses

	Nine Months Ended
(In millions)	June 28, 2019	June 29, 2018	$ Change	% Change
Research and development	$58.5	$62.3	$(3.8)	(6.1)%
As a percentage of total revenues	10.1%	11.0%
Selling, general and administrative	$97.1	$94.3	$2.8	3.0%
As a percentage of total revenues	16.8%	16.6%
Operating expenses	$155.6	$156.6	$(1.0)	(0.6)%
As a percentage of total revenues	26.9%	27.5%

 Research and Development
We are committed to investing in the business to support long-term growth and believe long-term research and development expenses of approximately 8% to 10% of annual revenues is the appropriate range that will allow us to innovate and bring new products to market for our global OEM customers. Research and development costs decreased to 10% of revenues due to lower personnel costs and prototype material costs for the nine months ended June 28, 2019.
Selling, General and Administrative
Selling, general and administrative expenses for the nine months ended June 28, 2019, were 16.8% as compared to 16.6% for the nine months ended June 29, 2018.
Interest and Other Income (Expense), Net
The following table summarizes the Company’s interest and other income (expense), net:

	Nine Months Ended
(In millions)	June 28, 2019	June 29, 2018	$ Change
Interest income	$0.1	$0.1	$—
Interest expense	(15.7)	(16.5)	0.8
Other	(2.6)	3.8	(6.4)
Interest and other income (expense), net	$(18.2)	$(12.6)	$(5.6)
Interest and other expense, net increased, primarily due to a decrease in our income from equity method investments compared to the nine months ended June 29, 2018.

Taxes on Earnings

	Nine Months Ended
	June 28, 2019	June 29, 2018
Estimated effective tax rate	32.7%	(9.4)%
We recognized an income tax expense of $3.7 million and a benefit of $2.4 million for the nine months ended June 28, 2019 and June 29, 2018, respectively, for effective rates of 32.7% and (9.4)%, respectively.
Our year-to-date effective tax rate increased as a result of one-time benefits booked in the first quarter of fiscal year 2018, the period of enactment of U.S. Tax Reform. U.S. Tax Reform significantly revised the U.S. corporate income tax structure. Among the revisions impacting our effective tax rate are a lower U.S. corporate statutory rate. As a September fiscal year filer, the lower corporate income tax rate is phased in from a U.S. statutory federal rate of 24.5% in fiscal year ending September 28, 2018 to a rate of 21% for the fiscal year ending September 27, 2019. U.S. GAAP requires the impact of tax legislation to be recognized in the period in which the law is enacted. The lower U.S. statutory rate has been included in the estimated annual effective rate used to calculate the year-to-date income tax benefit as of the end of the quarter. The repeal of the deduction for domestic production applies for the fiscal year beginning September 29, 2018, and so no benefit of such deduction has been included in the calculation of the estimated annual effective rate.
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
As a result of the changes to the U.S. taxation of foreign earnings included in U.S. Tax Reform, we reevaluated our previous indefinite reinvestment assertion with respect to these earnings during fiscal year 2018, which resulted in us revoking our assertion for current and future earnings for all countries, while maintaining the assertion that historic earnings are indefinitely reinvested outside the U.S. We are maintaining this prior assertion for the quarter ended June 28, 2019. Due to the level of earnings available for repatriation, the treaty benefits applicable to jurisdictions in which those earnings are located, and the now favorable U.S. tax treatment of repatriated foreign earnings, the amount of deferred tax liability recorded related to the potential repatriation is approximately $0.1 million. This estimated liability is for U.S. State income taxes and foreign withholding taxes that would apply if the foreign earnings were actually repatriated in the form of a dividend. In accordance with the measurement period under SAB 118, our indefinite reinvestment assertion is now finalized and is no longer provisional.
Liquidity and Capital Resources
We assess our liquidity in terms of our ability to generate cash to fund our operating and investing activities. We continue to generate substantial cash from operating activities and believe that our operating cash flow, credit facility, and other sources of liquidity will be sufficient to allow us to continue to invest in our existing businesses, consummate strategic acquisitions and manage our capital structure on a short and long-term basis. Availability under our credit facility was $84.0 million as of June 28, 2019.

Cash and Cash Equivalents
The following table summarizes our cash and cash equivalents:

(In millions)	June 28, 2019	September 28, 2018	$ Change
Cash and cash equivalents	$28.5	$51.9	$(23.4)
Borrowings
The following table summarizes the changes in our debt outstanding:

(In millions)	June 28, 2019	September 28, 2018	$ Change
Current portion of Term Facility	$29.4	$25.0	$4.4
Current portion of other long-term debt	0.8	—	0.8
Revolving Credit Facility	66.0	28.0	38.0
Long-term portion of Term Facility	316.1	345.0	(28.9)
Long-term portion of other debt	3.7	—	3.7
Total debt outstanding, gross	416.0	398.0	18.0
Debt issuance costs	(6.4)	(8.2)	1.8
Total debt outstanding, net	$409.6	$389.8	$19.8
Cash Flows

	Nine Months Ended
(In millions)	June 28, 2019	June 29, 2018
Net cash flow provided by (used in):
Operating activities	$49.0	$66.8
Investing activities	(86.4)	(15.3)
Financing activities	14.7	(81.5)
Effects of exchange rate changes on cash and cash equivalents	(0.7)	(0.5)
Net increase in cash and cash equivalents	$(23.4)	$(30.5)
Net Cash Provided by Operating Activities. Cash from operating activities consists primarily of net earnings adjusted for certain non-cash items, including share-based compensation, depreciation, amortization of intangible assets, deferred income taxes, income from equity investments and the effect of changes in operating assets and liabilities.
For the nine months ended June 28, 2019, compared to the nine months ended June 29, 2018, cash provided by operating activities were as follows:

•	Net earnings were $7.6 million compared to $27.9 million

•	Non-cash adjustments to net earnings of $44.5 million compared to $26.0 million

•	Operating assets and liabilities activity:

◦	Accounts receivable decreased by $25.1 million compared to $32.5 million,

◦	Inventories increased by $26.2 million compared to $12.8 million,

◦	Prepaid expenses and other assets increased by $4.7 million compared to $2.8 million,

◦	Accounts payable decreased by $4.3 million compared to $2.7 million

◦	Accrued liabilities and other long-term liabilities decreased by $0.5 million compared to $7.0 million.
Net Cash Used in Investing Activities. Net cash used in investing activities was $86.4 million and $15.3 million for the nine months ended June 28, 2019 and June 29, 2018, respectively. The increase in cash used in investing activities was primarily due to the April 29, 2019, acquisition of 98.2% of the outstanding shares of common stock of Direct Conversion AB (publ) (“Direct Conversion”) for $69.5 million in cash, net of cash acquired, partially offset by a decrease in capital expenditures for property plant and equipment during nine months ended June 28, 2019.
Net Cash Used in Financing Activities. Financing activities for the nine months ended June 28, 2019 consisted of borrowings under our credit agreement of $79.0 million, primarily to fund the acquisition of Direct Conversion, and repayments of borrowings of

$65.7 million. Financing activities for the nine months ended June 29, 2018 consisted of borrowings under our credit agreement of $10.0 million, and repayments of borrowings of $96.0 million.
Days Sales Outstanding
Trade accounts receivable days sales outstanding (“DSO”) was 60 days at June 28, 2019 and 68 days at September 28, 2018. Our accounts receivable and DSO are impacted by a number of factors, primarily including the timing of product shipments, collections performance, payment terms, the mix of revenues from different regions and the effects of economic instability.
Contractual Obligations
In October 2013, we entered into an amended agreement with dpiX and other parties that, among other things, provides us with the right to 50% of dpiX’s total manufacturing capacity produced after January 1, 2014. The amended agreement requires us to pay for 50% of the fixed costs (as defined in the amended agreement), as determined at the beginning of each calendar year. In January 2019, the fixed cost commitment was determined and approved by the dpiX board of directors to be $14.7 million for calendar year 2019. As of June 28, 2019, the Company had $7.4 million remaining fixed cost commitments related to this agreement remaining for calendar year 2019. The amended agreement will continue unless the ownership structure of dpiX changes (as defined in the amended agreement).
In October 2015, we committed to grant the noncontrolling shareholders of MeVis: (1) an annual recurring net compensation of €0.95 per MeVis share; and (2) a put right for their MeVis shares at €19.77 per MeVis share. As of June 28, 2019, noncontrolling shareholders together held approximately 0.5 million shares of MeVis, representing 26.3% of the outstanding shares. See Note 9, “Redeemable Noncontrolling Interests” of the notes to the condensed consolidated financial statements for more information.
Contingencies
From time to time, we are a party to or otherwise involved in legal proceedings, claims and government inspections or investigations and other legal matters both inside and outside the United States, arising in the ordinary course of our business or otherwise. Such matters are subject to many uncertainties and outcomes are not predictable with assurance.
Off-Balance Sheet Arrangements
In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification of business partners and customers for losses suffered or incurred for property damages, death and injury and for patent, copyright or any other intellectual property infringement claims by any third parties with respect to our products. The terms of these indemnification arrangements are generally perpetual. Except for losses related to property damages, the maximum potential amount of future payments we could be required to make under these arrangements is unlimited. As of June 28, 2019, we have not incurred any material costs to defend lawsuits or settle claims related to these indemnification arrangements. As a result, we believe the estimated fair value of these arrangements is minimal.
We have indemnification obligations to our directors and officers and certain of our employees that serve as officers or directors of our foreign subsidiaries that may require us to indemnify our directors and officers and those certain employees against liabilities that may arise by reason of their status or service as directors or officers, and to advance their expenses incurred as a result of any legal proceeding against them as to which they could be indemnified. There is no maximum limit on the indemnification that may be required under these obligations. As of June 28, 2019, we have not incurred any material costs related to these indemnification obligations. As a result, we believe the estimated fair value of these obligations is minimal.
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
We perform ongoing credit evaluations of our customers and we maintain strong credit controls in evaluating and granting customer credit, including performing ongoing evaluations of our customers’ financial condition and credit worthiness and often using letters of credit and requiring industrial customers to provide a down payment.
Interest Rate Risk
At June 28, 2019, we had borrowings of $409.6 million. Borrowings under our credit facilities bear interest at floating interest rates. As a result, we are exposed to fluctuations in interest rates to the extent of our borrowings under the credit facilities. As part of our overall risk management program, we entered into several interest rate swaps designed as cash flow hedges, to hedge the floating LIBOR components of our interest rate which represented a notional value of $264.4 million of our debt as of June 28, 2019. See Note 4, “Financial Derivatives and Hedging Activities” for further information on hedging activities.
Commodity Price Risk
We are exposed to market risks related to volatility in the prices of raw materials used in our products. The prices of these raw materials fluctuate in response to changes in supply and demand fundamentals and our product margins and level of profitability tend to fluctuate with changes in these raw materials prices. We try to protect against such volatility through various business strategies. During the three months ended June 28, 2019, we did not have any commodity derivative instruments in place to manage our exposure to price changes.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that such information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with assistance from other members of management, evaluated the effectiveness of our disclosure controls and procedures as of June 28, 2019 and, concluded that the disclosure controls and procedures were not effective as of that date due to the material weaknesses in internal control over financial reporting that are described below.
Description of Material Weaknesses
As previously identified and disclosed in our Annual Report on Form 10-K for the period ended September 28, 2018, and in our subsequent quarterly reports, we have identified the following control deficiencies that constituted material weaknesses in our internal control over financial reporting as of June 28, 2019:

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

•
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

•
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

•
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

•
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

These deficiencies in the areas of revenue, inventory, German operations and the financial reporting close process resulted in immaterial audit adjustments to the consolidated financial statements as of and for the year ended September 28, 2018 and to the recording of out of period adjustments as of and for the three and six months ended March 29, 2019. Until remediated, these deficiencies could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined these deficiencies constitute material weaknesses.
Changes in Internal Control Over Financial Reporting
The remediation activities described below are changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Remediation
We have devoted substantial effort to remediating the identified areas of material weakness performing a comprehensive risk assessment process to identify, design, implement, and re-evaluate the control activities related to:

1.
Risk Assessment Process - A critical element of the Internal Control - Integrated Framework developed by the Committee of Sponsoring Organizations (COSO) is the performance of a risk assessment to identify and assess current and emerging risks in our processes and the points in those processes at which potential misstatements could occur. We implemented a formal risk assessment to better align with the COSO and Control Objectives for Information and Related Technology (COBIT) frameworks. Applying the results of the risk assessment, we developed a comprehensive risk control matrix.

2.
Information Technology General Controls - Regarding the general ITGCs environment, we applied the principles delineated in the COBIT framework in assessing risks associated with ITGCs. Regarding the deficiencies relating to user access and change management, we have performed a control environment and design review making changes to the control environment by redesigning certain controls to be aligned with the COBIT framework and designing additional controls to ensure all identified risks are addressed.

3.
Business Process Material Weaknesses - Relating to the areas of customer order entry, quantity and pricing, cycle count programs, valuation of inventory at lower of cost or market, our German operations and the financial close process, we have applied the following governance protocols in support of comprehensive remediation:

a.	Enhancement of Corporate Governance Protocols and Entity Level Controls

b.	Formulization of a Risk Management Committee

c.	Improved Financial Close and Reporting Process

d.	Establishment of a Formal Internal Control Over Financial Reporting Function

We believe that these actions will remediate the material weaknesses, although additional changes and improvements may be identified and adopted as we continue to evaluate and implement our remediation plans. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As a result, until remediated, the deficiencies and material weaknesses could result in material misstatements potentially impacting all financial statement accounts and disclosures in our annual or interim consolidated financial statements that would not be prevented or detected.

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
Varex had one customer during the nine months ended June 28, 2019, that accounted for 18% of its revenue. Varex’s ten largest customers as a group accounted for approximately 51% of its revenue for the three months ended June 28, 2019 and June 29, 2018. Varex’s ten largest customers as a group accounted for approximately 52% and 49% of its revenue for the nine months ended June 28, 2019 and June 29, 2018, respectively.
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
Rapidly-evolving technology, intense competition and pricing pressure characterize the market in which Varex competes. Varex often competes with companies that have greater financial, marketing and other resources than Varex, including Varex’s customers. If these customers manufacture a greater percentage of their components in-house or otherwise decrease purchases from external sources, which may occur for a number of reasons, including a strong U.S. Dollar, or a general economic slowdown, Varex could experience reductions in purchasing volume by, or loss of, one or more of these customers. Such a reduction or loss may have a material and adverse effect on its business. Some of the major diagnostic imaging systems companies, which are the primary OEM customers for Varex’s X-ray components, also manufacture X-ray components, including X-ray tubes, for use in their own imaging systems products. Varex must compete with these in-house manufacturing operations for business. In addition, Varex competes against other stand-alone, independent X-ray tube manufacturers for both the OEM business of major diagnostic imaging equipment manufacturers and the independent servicing business for X-ray tubes. The market for flat panel detectors is also very competitive, and Varex faces intense competition from over a dozen smaller competitors. As a result of these competitive dynamics, in order for Varex to effectively retain the business of its customers and compete with its competitors, it must have an advantage in one or more significant areas, such as lower product cost, better product quality and/or superior technology and/or performance. Varex has made price concessions to maintain existing customers and attract new customers, and may have to make additional price concessions in the future.
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
The United States has implemented new tariffs on items imported from China that are incorporated into our products. Tariffs on items imported by us from China and other countries have increased our costs and could result in increased prices or lower gross margins on some of our products sold. These tariffs have had a direct adverse impact on our business and results of operations, and future tariffs could have a more significant impact on our business in the future. Retaliatory tariffs implemented by China impact a number of Varex products including U.S. origin X-ray tubes, heat exchange units, and certain flat panel detectors. The tariffs levied by China have increased our customers’ costs for products imported into China, which has caused us to make price concessions on some products and has caused customers to look elsewhere for products. We expect that tariffs will continue to have a negative effect on our business and results of operations, including the possibility of continued price concessions or loss of business. The imposition of additional tariffs by the United States could result in the adoption of additional tariffs by China and other countries, as well as further retaliatory actions by any affected country, which could negatively impact the global market for imaging equipment and could have a significant adverse effect on our business.
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
Varex’s ability to identify and take advantage of attractive acquisitions or other business development opportunities is an important component in implementing its overall business strategy. Varex needs to grow its businesses in response to changing technologies, customer demands, and competitive pressures. In some circumstances, Varex may decide to grow its business through the acquisition of complementary businesses, products, or technologies, rather than through internal development, however, there is no guarantee that these acquisitions will be successful or that Varex will realize a return on its investment.
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
Varex is party to a secured revolving credit facility and a secured term loan credit facility, each of which contains restrictive financial covenants, including financial covenants that require Varex to comply with specified financial ratios. If we do not increase our earnings, we are at risk of not being in compliance with certain of our financial covenants, including our consolidated total leverage ratio and our consolidated senior secured leverage ratio. Varex may have to curtail some of its operations to comply with these covenants. In addition, its credit facilities contain other affirmative and negative covenants that could restrict its operating and financing activities. These provisions limit its ability to, among other things, incur future indebtedness, contingent obligations or liens, guarantee indebtedness, make certain investments and capital expenditures, sell stock or assets, pay dividends and consummate certain mergers or acquisitions. If Varex fails to comply with the credit facility requirements, it may be in default. Upon an event of default, if the credit facility documents are not amended or the event of default is not waived, the lender could declare all amounts then outstanding, together with accrued interest, to be immediately due and payable. If this happens, Varex may not be able to make those payments or borrow sufficient funds from alternative sources to make those payments. Even if Varex were to obtain additional financing, that financing may be on unfavorable terms.
Varex has significant debt obligations that could adversely affect Varex’s business, profitability and ability to meet its obligations.
As of June 28, 2019, Varex’s total combined indebtedness was approximately $409.6 million (net of deferred loan costs). The borrowings under Varex’s credit facilities bear interest at floating interest rates. As part of its overall risk management practices, Varex entered into financial derivatives, particularly interest rate swaps designed as cash flow hedges, to hedge the floating LIBOR interest rate on $264.4 million of its debt. As a result, Varex will be exposed to fluctuations in interest rates to the extent of the balance of its borrowings under the LIBOR-based portion of its credit facilities.
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
Varex conducts business globally. Revenues generated from customers located outside the United States accounted for approximately 64% and 66% of Varex’s total revenues during the three months ended June 28, 2019 and June 29, 2018, respectively. Revenues generated from customers located outside the United States accounted for approximately 64% and 65% of Varex’s total revenues during the nine months ended June 28, 2019 and June 29, 2018, respectively. As a result, Varex must provide significant service and support globally. Varex intends to continue to expand its presence in international markets and expects to expend significant resources in doing so. Varex cannot be sure that it will be able to meet its sales, service, and support objectives or obligations in these international markets or recover its investment in these international markets. Varex’s future results could be harmed by a variety of factors, including:

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
Varex has entities in certain jurisdictions with cumulative net operating losses for which no income tax benefit can be recorded due to full valuation allowance positions. There could be additional future losses in these and other jurisdictions that would negatively impact Varex's effective tax rate.
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
If Varex loses any of these limited- or sole-source suppliers, if their operations are substantially interrupted, or if any of them fail to meet performance or quality specifications or delivery deadlines, Varex may be required to obtain and qualify one or more replacement suppliers. Such an event (i) may then also require Varex to redesign or modify its products to incorporate new parts and/or further require Varex to obtain clearance, qualification, or certification of these products, including by the FDA, or obtain other applicable regulatory approvals in other countries, or (ii) could significantly increase costs for the affected products and cause material delays in delivery of those and other related products. In addition, manufacturing capacity limitations of any of Varex’s suppliers or other inability of these suppliers to meet increasing demand or delivery deadlines could limit growth opportunities for the affected product lines and damage customer relationships. Shortage of, and greater demand for, components and subassemblies could also increase manufacturing costs if the supply/demand imbalance increases the price of the components and subassemblies. Any of these events could materially and adversely affect Varex’s business and financial results.
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
Varex markets and distributes certain X-ray tubes through distributors and third-party/multi-vendor service organizations that are used as equivalent replacements for specific OEM tubes. Varex is subject to medical device certification and product registration laws, which vary by country and are subject to periodic reviews and changes by regulatory authorities in those countries. For example, to sell X-ray tubes for replacement applications in China, product registrations have to be approved by the new National Medical Products Administration (NMPA). Varex will be required to comply with the requirements of the NMPA, and Varex may not be able to receive registration approval or renewal of existing registrations if Varex fails to meet regulatory approval requirements or if the process of gaining approval becomes commercially infeasible or impractical. Certain of these local laws and regulations have the effect of serving as a barrier to trade and can be difficult to navigate predictably.
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
For Varex to market its products internationally, Varex must obtain clearances or approvals for products and product modifications. These processes (including, for example, in the EU, the European Economic Area (“EEA”), Switzerland, Brazil, Australia, China, Japan and Canada) can be time consuming, expensive and uncertain, which can delay Varex’s ability to market products in those countries. Delays in the receipt of or failure to receive regulatory approvals, the inclusion of significant limitations on the indicated uses of a product, the loss of previously obtained approvals or failure to comply with existing or future regulatory requirements could restrict or prevent Varex from doing business in a country or subject Varex to a variety of enforcement actions and civil or criminal penalties, which would materially and materially and adversely affect its business. In addition, compliance with changing regulatory schemes, such as what may occur in connection with Brexit, may add additional complexity, cost and delays in marketing or selling Varex’s products. The Brexit process has caused legal uncertainty and will likely lead to divergent national laws and regulations. While the full financial, regulatory and legal effects of Brexit are unknown, if the United Kingdom’s regulatory scheme is materially different from the current EU regulatory process, Varex’s regulatory compliance burden will likely increase.
Within the EU/EEA, Varex must obtain, and in turn affix, a CE mark certification, which is a European marking of conformity that indicates that a product meets the essential requirements of the Medical Device Directive. Compliance with the Medical Device Directive is done through a self-certification process that is then verified by an independent certification body called a “Notified Body,” which is an organization empowered by the legislature to conduct this verification. Once the CE mark is affixed, the Notified Body will regularly audit Varex to ensure that it remains in compliance with the applicable European laws and Medical Device Directive. By affixing the CE mark to its product, Varex is certifying that its products comply with the laws and regulations required by the EU/EEA countries, thereby allowing the free movement of its products within these countries and others that accept

CE mark standards. If Varex cannot support its performance claims and demonstrate compliance with the applicable European laws and the Medical Device Directive, Varex would lose its right to affix the CE mark to its products, which would prevent Varex from selling its products within the EU/EEA/Switzerland territory and in other countries that recognize the CE mark. In April 2017, the European Commission adopted two new regulations on medical devices. These new regulations impose stricter requirements for placing medical devices in the EU market, as well as for Notified Bodies. These new regulations have resulted in the limited availability of recognized Notified Bodies, which could delay our ability to obtaining CE marks. Varex may be subject to risks associated with additional testing, modification, certification, or amendment of its existing market authorizations, or Varex may be required to modify products already installed at its customers’ facilities to comply with the official interpretations of these revised regulations.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 29, 2019, a subsidiary of Varex completed the acquisition of 98.2% of the outstanding shares of common stock of Direct Conversion AB (publ) (“Direct Conversion”) for $69.5 million in cash, net of cash acquired, and a deferred payment equal to the value of 339,280 shares of the Company’s common stock (subject to reduction to settle indemnity claims) to be paid on the first anniversary of the closing with a mixture of cash and shares of Varex common stock. To the extent shares of Varex’s common stock are issued, Varex intends to rely on the exemptions from registration under Section 4(a)(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder.

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

31.1*	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act

31.2*	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act

32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VAREX IMAGING CORPORATION

Date:	August 7, 2019	By:	/s/ CLARENCE R. VERHOEF
Clarence R. Verhoef
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)