Form 10-K
period 2019-09-27
Varex Imaging Corp
filed 2019-12-20
CIK 1681622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-K
 ____________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended September 27, 2019
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of March 29, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of the registrant’s common stock held by non-affiliates of the registrant (based upon the closing sale price of such shares on the NASDAQ Global Select Market on March 29, 2019) was approximately $1,160.4 million. Shares of the registrant’s common stock held by the registrant’s executive officers and directors and by each entity that owned 10% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of November 18, 2019, there were 38,494,349 shares of the registrant’s common stock outstanding.
Documents Incorporated by Reference

Portions of registrant’s proxy statement relating to registrant’s 2020 annual meeting of stockholders have been incorporated by reference in Part III of this annual report on Form 10-K.

VAREX IMAGING CORPORATION

Forward-Looking Statements
This Annual Report on Form 10-K (this “Annual Report”), including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a safe harbor for statements about future events, products and financial performance that are based on the beliefs of, estimates made by, and information currently available to the management of Varex Imaging Corporation (“we,” “our,” “us,” the “Company,” “Varex,” or “Varex Imaging”). Actual results and the outcome or timing of certain events described in these forward-looking statements are subject to risk and uncertainties and may differ significantly from those projected in these forward-looking statements. Important factors that could cause our actual results and financial condition to differ significantly from those projections or expectations include, among other things, the following:

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

•	our ability to meet the payment and other requirements of our existing bank debt and other contractual obligations;

•	our ability to develop new products and enhance existing products;

•	the ability to identify and remediate significant deficiencies and material weaknesses in internal controls;

•	disruption at our manufacturing facilities and fluctuations in manufacturing costs;

•	changes in our effective tax rate;

•	our inability to source components and raw materials of our products

•	disruption or breach of our critical information technology systems;

•	the results of any product liability or product defect claims, product recalls and other litigation and regulatory investigations;

•	risks related to intellectual property;

•	our ability to hire and retain qualified personnel;

•	the impact of natural and other disasters, power loss, strikes and other events beyond our control; and

•
other factors cited in the Risk Factors listed under Part I, Item 1A of this Annual Report, MD&A and other factors described from time to time in our other filings with the U.S. Securities and Exchange Commission (the “SEC”), or other reasons.

Statements concerning industry or market segment outlook; market acceptance of or transition to new products or technology such as advanced X-ray tube and digital flat panel detector products; growth drivers; future orders, revenues, backlog, earnings or other financial results; and any statements using the terms “believe,” “expect,” “anticipate,” “can,” “should,” “would,” “could,” “estimate,” “may,” “intended,” “potential,” and “possible” or similar statements are forward-looking statements.
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

PART I

Item 1. Business
Overview

Varex Imaging Corporation is a leading innovator, designer and manufacturer of X-ray imaging components including X-ray tubes, digital detectors, linear accelerators and other image processing solutions, which are key components of X-ray imaging systems. Our components are used in medical imaging as well as in industrial and security imaging applications. Global original equipment manufacturers (“OEM”) incorporate our X‑ray imaging components in their systems to detect, diagnose, protect and inspect. As of September 27, 2019, we had approximately 2,000 full-time equivalents employees, located at manufacturing and service center sites in North America, Europe, and Asia. For more information about us, visit vareximaging.com.

Founded as a Delaware corporation in July 2016, Varex was established as an independent publicly-traded company in January 2017 as a result of its spin-off from Varian Medical Systems, Inc. (“Varian”). We expanded our business in May 2017, when we acquired the medical imaging business (“Acquired Detector Business”) of PerkinElmer, Inc. (“PKI”) for $273.3 million. In the transaction, we acquired PerkinElmer Medical Holdings, Inc. and Dexela Limited, together with certain assets of PKI and its direct and indirect subsidiaries relating to digital detectors that serve as components for medical and industrial X-ray imaging systems. In

April 2019, we acquired Direct Conversion AB, a manufacturer and marketer of linear array digital detectors utilizing direct conversion and photon counting technology.

Our products are sold in three geographic regions: the Americas, EMEA, and APAC. The Americas includes North America (primarily the United States) and Latin America. EMEA includes Europe, Russia, the Middle East, India and Africa. APAC includes Asia and Australia. Revenues by region are based on the known final destination of products sold.

Our success depends, among other things, on our ability to anticipate and respond to changes in our markets, the direction of technological innovation and the demands of our customers. We continue to invest in research and development and employ over 500 engineers. Combining this focus on innovation and product performance with strong long-term customer relationships allows us to partner with our customers to bring industry-leading products to the X-ray imaging market. We continue to work to improve the life and quality of our imaging components and leverage our scale as the largest X-ray imaging component supplier to provide cost-effective solutions for our customers. Demand for our products can also be impacted by geo-political factors, including tariffs on key imported materials used in manufacturing our products and also on X-ray imaging products we sell to customers outside the United States. The escalation of trade conflicts between the United States and China has negatively impacted our business and are expected to continue.

Operating Segments and Products

Our Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”), evaluates our product groupings and measures our business performance in two reportable operating segments: Medical and Industrial. The segments align our products and service offerings with customer use in medical and industrial markets and are consistent with how the CODM evaluates the business for the allocation of resources. The CODM allocates resources to and evaluates the financial performance of each operating segment primarily based on revenues and gross margin.
Medical

In our Medical business segment, we design, manufacture, sell and service X-ray imaging components for use in a range of radiographic or fluoroscopic imaging applications including computed tomography (“CT”), mammography, oncology, cardiac, surgery, dental, and computer-aided detection. We provide a broad range of X-ray imaging components for Medical customers, including X-ray tubes, digital detectors, high voltage connectors, image-processing software and workstations, computer-aided diagnostic software, collimators, automatic exposure control devices, generators, heat exchangers, ionization chambers and buckys.

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

In China, the government is broadening the availability of healthcare services throughout the country. As a result, the number of diagnostic X-ray imaging systems, including CT, has grown significantly. We are developing CT tubes and related subsystems for Chinese OEMs as they introduce new CT imaging systems in China. Over the long-term, we anticipate that China-based revenues will increase as a percentage of our revenues. For fiscal year 2019, revenues from X-ray imaging components shipped to China-based OEMs and distributors declined to approximately 8% of total company revenues from 10% in the prior year. This decrease reflects a tariff-related decline in sales of radiographic digital detectors in China as well as lower non-OEM aftermarket sales, which more than offset an increase in sales of CT tubes to OEM customers.

To mitigate the impact of the trade war between the United States and China, we have implemented changes to secure more non-China sources of supply of parts and materials used to manufacture our X-ray imaging products, and in September 2019, we received from the United States Trade Representative a temporary exclusion from Section 301 tariffs on certain parts and components imported from China into the United States. We continue to expand manufacturing capabilities at our facilities in China, Germany and the Philippines.
Industrial

In our Industrial business segment, we design, manufacture, sell and service X-ray imaging products for use in a number of markets, including security applications, such as cargo screening at ports and borders and baggage screening at airports, and nondestructive testing and inspection applications used in a number of other markets. Our industrial products include Linatron® X-ray linear accelerators, X-ray tubes, digital detectors and high voltage connectors. In addition, we provide proprietary image-processing and detection software designed to work with these other Varex products to provide package solutions to our Industrial customers.

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
Customers

Our customers are primarily large OEMs. Our top five customers, measured by revenue, are Canon Medical Systems Corporation (“Canon”), General Electric Company, Elekta AB, Varian Medical Systems, Inc. and Hologic, Inc., which collectively accounted for approximately 38% in fiscal year 2019. Our largest customer, Canon, accounted for approximately 17%, 18% and 19% of our total revenues for fiscal years 2019, 2018, and 2017, respectively, while our ten largest customers as a group accounted for approximately 51%, 49% and 48% of our revenue for fiscal years 2019, 2018 and 2017, respectively. The loss of one or more of our top customers would have a material and adverse effect on our business. For more information, see “Risk Factors-Varex sells its products and services to a limited number of OEM customers, many of which are also its competitors, and a reduction in or loss of business of one or more of these customers may materially reduce its sales.”

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

The market for digital detectors is also highly competitive. We sell our digital detectors to a number of OEM customers that incorporate our detectors into their medical diagnostic, oncology, 3D dental and veterinary imaging systems. Our amorphous silicon based digital detector technology, our photon counting technology and our complementary metal-oxide-semiconductor technology competes with other detector technologies, such as amorphous selenium, charge-coupled devices and variations of amorphous silicon scintillators. We believe that our products provide a competitive advantage due to product quality and performance and lower overall product lifecycle costs. In the digital flat panel detector market, we primarily compete against Trixell S.A.S., Canon, Vieworks Co., Ltd., Hamamatsu Corporation, iRay Technology (Shanghai) Limited and Jiangsu CareRay Medical Systems Co., Ltd.

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

Customer Services and Support

We generally warranty our products for 12 to 24 months. In certain cases, the warranty also may be specified by usage metrics such as number of scans. We provide technical advice and consultation to major OEM customers from our U.S. offices in Utah, California, Nevada, South Carolina, New York and Illinois; and internationally in the Philippines, China, the Netherlands, Germany, France, Sweden, Switzerland, the United Kingdom, Italy and Japan. Our application specialists and engineers make recommendations to meet the customer’s technical requirements within the customer’s budgetary constraints. We often develop specifications for a unique product that will be designed and manufactured to meet a specific customer’s requirements.

Manufacturing and Supplies

We manufacture our products at facilities located in Salt Lake City, Utah; Santa Clara, California; Las Vegas, Nevada; Liverpool, New York; Franklin Park, Illinois; Dinxperlo and Heerlen, the Netherlands; Walluf and Bremen, Germany; Espoo, Finland and Calamba City, Philippines. These facilities employ state-of-the-art manufacturing techniques and several have been recognized by the press, governments and trade organizations for their commitment to quality improvement. Each of these manufacturing facilities are certified by International Standards Organization (“ISO”) under ISO 9001 (for industrial products) or ISO 13485 (for medical devices). In addition, we have regional service centers in North Charleston, South Carolina; Willich, Germany; and Wuxi, China. The combined medical and industrial manufacturing infrastructure enable us to leverage production scale to achieve productivity and low cost advantage as well as research and development synergies.

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

In the fourth quarter of 2019, we announced the closure of the remainder of our Santa Clara facility and that we would relocate production to other existing facilities. We expect operations at the Santa Clara facility to cease by the end of December 2020 and all activities related to the closure of the facility to be completed by the end of March 2021.

Research and Development

Innovation and developing products, systems and services based on advanced technology is essential to our ability to compete effectively in the marketplace. We maintain a research and development and engineering staff responsible for product design and engineering.

Research and development are primarily conducted domestically at our facilities in Salt Lake City, Utah; San Jose and Santa Clara, California; Las Vegas, Nevada; Liverpool, New York; and Franklin Park, Illinois and internationally at our facilities in the Netherlands, Sweden and Germany. Our research and development activities are primarily focused on developing and improving imaging component technology. Current X-ray source development areas include smaller footprint linear accelerators, improvements to tube life and tube stability, reductions of tube noise and tube designs that will enable OEMs to continue to reduce dose delivered, and improve image resolution, cost effectively. Research in digital detector imaging technology is aimed at developing new panel technologies with better dose utilization, improved image quality and materials discrimination, lower product costs and new image processing tools for advanced applications.

Industrial products share some of the same base technology competencies and platforms as medical products and our medical and industrial development teams are therefore co-located in Salt Lake City, San Jose, Santa Clara, Dinxperlo, Danderyd and Walluf. One of our competitive advantages is that some of the foundational technologies and software components developed for medical applications may also be applicable in industrial components, and vice versa. In addition to these product development synergies, we are also able to realize sourcing, production, service center, and logistics synergies across the different products and market sectors.

Product and Other Liabilities

Our business exposes us to potential product liability claims that are inherent in the manufacture, sale, installation, servicing and support of X-ray imaging devices, related software and other devices that contain hazardous material or deliver radiation. Because our products are involved in the intentional delivery of radiation to the human body and other situations where people may come in contact with radiation (for example, when our Industrial products are being used to scan cargo) as well as the detection, planning and treatment of medical problems, the possibility for significant injury or death exists if our products fail to work or are not used properly. We may face substantial liability to patients, our customers and others for damages resulting from the faulty, or allegedly faulty, design, manufacture, installation, servicing, support, testing or interoperability of our products and our customers’ products, or their misuse or failure. We may also be subject to claims for property damages or economic loss related to or resulting from any errors or defects in our products, or the installation, servicing and support of our products. Any accident or mistreatment could subject us to legal costs, litigation, adverse publicity and damage to our reputation, whether or not our products or services were a factor. In addition, if a product we design or manufacture were defective (whether due to design, labeling or manufacturing defects, improper use of the product or other reasons), or found to be so by a regulatory authority, we may be required to correct or recall the product and notify other regulatory authorities. We maintain limited product liability, professional liability and omissions liability insurance coverage.

Government Regulation

U.S. Regulations

Laws governing marketing a medical device. In the United States, as a manufacturer and seller of medical devices and devices emitting radiation or utilizing radioactive by-product material, we and some of our suppliers and distributors are subject to extensive regulation by federal governmental authorities, such as the U.S. Food and Drug Administration (the “FDA”), Nuclear Regulatory Commission (“NRC”), and state and local regulatory agencies, to ensure the devices are safe and effective and comply with laws governing products which emit, produce or control radiation. Similar international regulations apply overseas. These regulations, which include the U.S. Food, Drug and Cosmetic Act (the “FDC Act”) and regulations promulgated by the FDA, govern, among other things, the design, development, testing, manufacturing, packaging, labeling, distribution, import/export, sale and marketing and disposal of medical devices, post market surveillance and reporting of serious injuries and death, repairs, replacements, recalls and other matters relating to medical devices, radiation emitting devices and devices utilizing radioactive by-product material. State regulations are extensive and vary from state to state. Our X-ray tube products, imaging workstations and flat panel detectors are considered medical devices. Under the FDC Act, each medical device manufacturer must comply with quality system regulations that are strictly enforced by the FDA.

Unless an exception applies, the FDA requires that the manufacturer of a new medical device or a new indication for use of, or other significant change in, existing currently marketed medical device obtain 510(k) pre-market notification clearance before it can market or sell those products in the United States. The 510(k) clearance process is applicable when the device introduced into commercial distribution is substantially equivalent to a legally marketed device. The obtaining 510(k) clearance generally takes at least six months from the date an application is filed, but could take significantly longer, and generally requires submitting supporting testing data. After a product receives 510(k) clearance, any modifications or enhancements to a product that could significantly affect its safety or effectiveness, or that would constitute a major change in the intended use of the device, technology, materials, labeling, packaging, or manufacturing process, may require a new 510(k) clearance. The FDA requires each manufacturer to make this determination in the first instance, but the FDA can review any such decision. If the FDA disagrees with the manufacturer’s decision, it may retroactively require the manufacturer to submit a request for 510(k) pre-market notification clearance and may require the manufacturer to cease marketing and recall the product until 510(k) clearance is obtained. The FDA adopted guidance in September 2019 that we expect will increase the number and frequency of clearances for changes made to legally marketed devices. Most of our products are non-classified or Class I medical devices, which do not require 510(k) clearance.

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

The FDA and the Federal Trade Commission (the “FTC”) regulate advertising and promotion of our products to ensure that the claims we make are consistent with our regulatory clearances, that we have adequate and reasonable scientific data to substantiate the claims and that our promotional labeling and advertising is neither false nor misleading. We may not promote or advertise our products for uses not within the scope of our intended use statement in our clearances or approvals or make unsupported safety and effectiveness claims.

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

Other applicable U.S. regulations. As a participant in the healthcare industry, we are also subject to extensive laws and regulations protecting the privacy and integrity of patient medical information that we receive, including the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), “fraud and abuse” laws and regulations, including physician self-referral prohibitions, and false claims laws. From time to time, these laws and regulations may be revised or interpreted in ways that could make it more difficult for our customers to conduct their businesses, such as recent proposed revisions to the laws prohibiting physician self-referrals, and such revisions could have an adverse effect on the demand for our products, and therefore our business and results of operations. We also must comply with numerous federal, state and local laws of more general applicability relating to such matters as environmental protection, safe working conditions, manufacturing practices, fire hazard control and other matters.

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

Various healthcare reform proposals have also emerged at the state level, and we are unable to predict which, if any, of these proposals will be enacted. In addition, it is possible that changes in federal health care law and policy could result in additional proposals and/or changes to health care system legislation which could have a material adverse effect on our business. Uncertainty created by healthcare reform complicates our customers’ decision-making process and, therefore, impacts our business, and may continue to do so.

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

Marketing a medical device internationally. For us to market our products internationally, we must obtain clearances or approvals for products and product modifications. We are required to affix the CE mark to our products to sell them in member countries of the European Union (“EU”). The CE mark is an international symbol of adherence to certain essential principles of safety and effectiveness, which once affixed enables a product to be sold in member countries of the EEA. The CE mark is also recognized in many countries outside the EU, such as Switzerland and Norway and can assist in the clearance process. To receive permission to affix the CE mark to our medical devices products, we must obtain Quality System certification, e.g., ISO 13485, through an accredited Notified Body and must otherwise have a quality management system that complies with the EU Medical Device Directive to be superseded by the EU MDR-Medical Device Regulations in May 2020. The ISO promulgates standards for certification of quality assurance operations. We are certified as complying with the ISO 9001 for our security and inspection products and ISO 13485 for our medical devices. Several Asian countries, including Japan and China, have adopted regulatory schemes that are comparable, and in some cases more stringent, than the EU scheme. To import medical devices into Japan, the requirements of Japan’s New Medical Device Regulation must be met and an approval to sell medical products in Japan, must be obtained. Similarly, a registration certification issued by the National Medical Products Administration and a China Compulsory Certification mark for certain products are required to sell medical devices in China. Obtaining such certifications on our products can be time-consuming and can cause us to delay marketing or sales of certain products in such countries. Similarly, prior to selling a device in Canada, manufacturers of Class II devices must obtain a medical device license in Canada. Additionally, many countries have laws and regulations relating to radiation and radiation safety that apply to our products. In most countries, radiological regulatory agencies require some form of licensing or registration by the facility prior to acquisition and operation of an X-ray generating device or a radiation source. The handling, transportation and recycling of radioactive metals and source materials are also highly regulated.

A number of countries, including the members of the EU, have implemented or are implementing regulations that would require manufacturers to dispose, or bear certain disposal costs, of products at the end of a product’s useful life and restrict the use of some hazardous substances in certain products sold in those countries.

Manufacturing and selling a device internationally. We are subject to laws and regulations outside the United States applicable to manufacturers of radiation-producing devices and products utilizing radioactive materials, and laws and regulations of general applicability relating to matters such as environmental protection, safe working conditions, manufacturing practices and other matters, in each case that are often comparable to, if not more stringent than, regulations in the United States. In addition, our sales of products in foreign countries are subject to regulation of matters such as product standards, packaging requirements, labeling requirements, import restrictions, environmental and product recycling requirements, tariff regulations, duties and tax requirements. In some countries, we rely on our foreign distributors and agents to assist us in complying with foreign regulatory requirements.

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

On June 23, 2016, the United Kingdom (the “U.K.”) held a referendum in which voters approved an exit from the E.U., commonly referred to as “Brexit”. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Given the lack of comparable precedent, it is unclear what financial, regulatory and legal implications the withdrawal of the U.K. from the E.U. would have and how such withdrawal would affect us. We currently have UK based Notified Bodies that must be transferred to an EU Member State recognized Notified Body.

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

Competition and Trade Compliance Laws

We are subject to various competition and trade compliance laws in the jurisdictions where we operate. Regulatory or government authorities where we operate may have enforcement powers that can subject us to sanctions and can impose changes or conditions in the way we conduct our business. For example, local authorities may disagree with how we classify our products, and we may be required to change our classifications, which could increase our operating costs or subject us to increased taxes or fines and penalties. In addition, an increasing number of jurisdictions also provide private rights of action for competitors or consumers to seek damages asserting claims of anti-competitive conduct. Increased government scrutiny of our actions or enforcement or private rights of action could materially and adversely affect our business or damage our reputation. In addition, we may conduct, or we may be required to conduct, internal investigations or face audits or investigations by one or more domestic or foreign government or regulatory agencies, which could be costly and time-consuming, and could divert our management and key personnel from our business operations. An adverse outcome under any such investigation or audit could subject us to increased costs, fines or criminal or other penalties, which could materially and adversely affect our business and financial results. Furthermore, competition laws may prohibit or increase the cost of future acquisitions that we may desire to undertake.

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

We generally rely on a combination of patents, copyrights, trademarks, trade secret and other laws, and contractual restrictions on disclosure, copying and transferring title, including confidentiality agreements with vendors, strategic partners, co-developers, employees, consultants and other third parties, to protect our proprietary rights in the developments, improvements and inventions that we have originated and which are incorporated in our products or that fall within our fields of interest. As of September 27, 2019, we own over 290 patents issued in the United States, over 370 patents issued throughout the rest of the world and had approximately another 160 patent applications pending with various patent agencies worldwide. The patents and patents issuing from the pending applications generally expire between 2019 and 2037. We intend to file additional patent applications as appropriate. We have trademarks, both registered and unregistered, that are maintained and enforced to provide customer recognition for our products in the marketplace. We also have agreements with third parties that provide for licensing of patented or proprietary technology, including royalty-bearing licenses and technology cross-licenses. These licenses generally can only be terminated for breach. See “Risk Factors-Protecting our intellectual property can be costly, and we may not be able to maintain licensed rights, and, in either case, our competitive position would be harmed if we are not able to do so.”

In conjunction with the January 2017 separation from Varian, we entered into an Intellectual Property Matters Agreement with Varian, pursuant to which, among other things, we each granted the other licenses to use certain intellectual property.

Environmental Matters

Our operations and facilities, past and present, are subject to environmental laws, including laws that regulate the handling, storage, transport and disposal of hazardous substances. Certain of those laws impose cleanup liabilities under certain circumstances. In connection with those laws and certain of our past and present operations and facilities, we are obligated to indemnify Varian for 20% of the cleanup liabilities related to prior corporate restructuring activities while a division of Varian and fully indemnify Varian for other liabilities arising from the operations of the business transferred to it as part of those activities. Those include facilities sold as part of Varian’s electron devices business in 1995 and thin film systems business in 1997. The U.S. Environmental Protection Agency (“EPA”) or third parties have named Varian as a potentially responsible party under the amended Comprehensive Environmental Response Compensation and Liability Act of 1980 (“CERCLA”), at sites to which Varian or the facilities of the businesses sold in 1995 and 1997 were alleged to have shipped waste for recycling or disposal (the “CERCLA sites”). We anticipate that we will be obligated to reimburse Varian for 20% of the liabilities of Varian related to these CERCLA sites (after adjusting for any insurance proceeds or tax benefits received by Varian). In connection with the CERCLA sites, to date Varian has been required to pay only a small portion of the total cleanup costs and we anticipate that any reimbursement to Varian in the future will not be material. As of September 27, 2019, we had an existing environmental liability of approximately $0.9 million related to the CERCLA sites.

Working Capital

Our working capital needs and our credit practices are comparable to those of other companies manufacturing and selling similar products in similar markets. We endeavor to carry sufficient levels of inventory to meet the product delivery needs of our customers. We also provide payment terms to customers in the normal course of business. The product warranty obligations contained in our standard terms and conditions typically range from 12 to 24 months, depending on the product.

Employees

As of September 27, 2019, we had approximately 2,000 full-time and part-time employees worldwide. None of our employees based in the United States are unionized or subject to collective bargaining agreements. Employees based in some foreign countries may, from time to time, be represented by works councils or unions or subject to collective bargaining agreements. We currently consider our relations with our employees to be good.

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

Additionally, our Code of Conduct, Corporate Governance Guidelines and the charters of the Audit Committee, Compensation and Management Development Committee, and Nominating and Corporate Governance Committee are also available on the Investors page of our website. Investors and others should note that we announce material financial and operational information to our investors using our investor relations website (http://investors.vareximaging.com/), press releases, SEC filings and public conference calls and webcasts. Please note that information on, or that can be accessed through, our website is not deemed “filed” with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended (the “Securities Act”), or the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Executive Officers of the Registrant
The biographical summaries of our executive officers are as follows:

Sunny S. Sanyal, 55, has served as President, Chief Executive Officer, and Director since January 2017. Prior to the separation of Varex from Varian, Sunny served as senior vice president and president of Varian’s Imaging Components business for Varian since February 2014. Prior to joining Varian in 2014, Sunny was chief executive officer of T-System, a privately held company providing information technology solutions and services to hospitals and urgent care facilities. He also served as president of McKesson Provider Technologies, where he led the company to significant market expansion with its clinical software, medical imaging technology, and services solutions. Sunny has held executive positions at GE Healthcare, Accenture, and IDX Systems. He received a Master of Business Administration from Harvard Business School, a Master of Science in industrial engineering from Louisiana State University, and a Bachelor of Engineering in electrical engineering from the University of Bombay.

Clarence R. Verhoef, 64, has served as Chief Financial Officer, and Senior Vice President since January 2017. Prior to the separation of Varex from Varian, Clarence served as senior vice president, chief accounting officer and corporate controller for Varian since August 2012. He joined Varian in 2006 and served as the divisional controller of Varian’s Imaging Components business until 2012. Prior to joining Varian, Clarence served in numerous executive management roles, including chief financial officer of Techniscan Medical Systems, and chief financial officer and vice president of marketing for GE OEC Medical Systems. He holds a bachelor’s degree in finance from the University of Utah.

Kimberley E. Honeysett, 48, has served as Senior Vice President, General Counsel, and Corporate Secretary since January 2017. Prior to the separation of Varex from Varian, Kim served vice president and assistant general counsel and assistant corporate secretary for Varian, where she advised Varian’s Board of Directors, executive management and corporate functions, including business development, investor relations, human resources, information technology and was responsible for corporate governance, general compliance matters, litigation and global subsidiary governance. Prior to joining Varian in 2005, Kim served as group director, legal affairs at Siebel Systems, Inc., an enterprise software company, and as an associate with the law firm Brobeck, Phleger & Harrison LLP. Kim holds juris doctor degree from Cornell Law School and a bachelor’s degree in communications from the University of California, Los Angeles.

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

Mark S. Jonaitis, 58, has served as Senior Vice President and General Manager - X-Ray Sources since 2017. Prior to the separation of Varex from Varian, Mark served in various management positions at Varian, including most recently vice president and general manager, X‑ray Tube Products and global manufacturing. Mark joined Varian’s predecessor, Varian Associates, in 1983, where he served in various product and engineering positions. Mark received his Bachelor of Science in physics from the University of Utah.
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
Varex had one customer during fiscal year 2019 that accounted for 17% of its revenue. Varex’s ten largest customers as a group accounted for approximately 51%, 49% and 48% of its revenue for fiscal years 2019, 2018 and 2017, respectively.
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
End-user product demand, economic uncertainties, natural disasters, and other matters beyond Varex’s control make it difficult for its customers to accurately forecast and plan future business activities; which makes it difficult for Varex to accurately predict the demand for its products. Because the manufacture of our products requires some lead-time, changes in customer purchasing forecasts have previously impacted Varex’s business, resulting in excess inventory and slowdowns in sales. Similar inventory adjustments and slowdowns in sales are likely to occur in the future. Changes to customer forecasts can occur on short notice. Varex’s customers also face inherent competitive issues and new product introduction delays which can result in changes in forecasts. The market and regulatory risks faced by Varex’s customers also ultimately impact Varex’s ability to forecast future business. Varex’s agreements for imaging components, such as its three-year pricing agreement with Canon Medical Systems, may contain purchasing estimates that are based on its customers’ historical purchasing patterns rather than firm commitments, and actual purchasing volumes under the agreements may vary significantly from these estimates. The variation from forecasted purchasing volume may be due, in part, to the increasing life of X-ray tubes, which can result in reduced demand for replacement X-ray tubes in ways Varex may not be able to accurately forecast. Reductions in purchasing patterns have in the past and may in the future materially and adversely affect Varex’s operating results.

Varex competes in highly competitive markets, and it may lose business to its customers or other companies with greater resources or the ability to develop more effective technologies, or it could be forced to reduce its prices.
Rapidly-evolving technology, intense competition and pricing pressure characterize the market in which Varex competes. Varex often competes with companies that have greater financial, marketing and other resources than Varex. Some of the major diagnostic imaging systems companies, which are the primary OEM customers for Varex’s X-ray components, also manufacture X-ray components, including X-ray tubes, for use in their own imaging systems products. Varex must compete with these in-house manufacturing operations for business. If these customers manufacture a greater percentage of their components in-house or otherwise decrease purchases from external sources, which may occur for a number of reasons, including a strong U.S. Dollar, or a general economic slowdown, Varex could experience reductions in purchasing volume by, or loss of, one or more of these customers. Such a reduction or loss may have a material and adverse effect on its business. In addition, Varex competes against other stand-alone, independent X-ray tube manufacturers for both the OEM business of major diagnostic imaging equipment manufacturers and the independent servicing business for X-ray tubes.
The market for flat panel detectors is also very competitive, and Varex faces intense competition from over a dozen smaller competitors. As a result of these competitive dynamics, to effectively retain the business of its customers and compete with its competitors Varex must have an advantage in one or more significant areas, such as lower product cost, better product quality and/or superior technology and/or performance. Varex has made price concessions to maintain existing customers and attract new customers, and may have to make additional price concessions in the future.
In its industrial segment, Varex competes with other OEM suppliers, primarily outside of the United States. The market for its X-ray tube and flat panel products used for nondestructive testing in industrial applications is small and highly fragmented. Some of Varex’s competitors outside the United States may have resources and support from their governments that Varex does not, such as preferences for local manufacturers, and may not be subject to the same trade compliance regulations as Varex. Therefore, Varex’s ability to compete in certain high-growth markets may be limited compared to its competitors.
Varex’s competitors could develop technologies and products that are more effective than those Varex currently uses or produces or that could render its products obsolete or noncompetitive. In addition, the timing of Varex’s competitors’ introduction of products into the market could affect the market acceptance and sales of Varex’s products. Some competitors offer specialized products that provide, or may be perceived by customers to provide, an advantage over Varex’s products. Also, some of Varex’s non-U.S. competitors may not be subject to the same standards, regulatory and/or other legal requirements to which Varex is subject and, therefore, they could have a competitive advantage in developing, manufacturing and marketing products and services. Any inability to develop, gain regulatory approval for and supply commercial quantities of competitive products to the market as quickly and effectively as Varex’s competitors could limit market acceptance of Varex’s products and reduce its sales. Any of these competitive factors could negatively and materially affect Varex’s pricing, sales, revenues, market share and gross margins and its ability to maintain or increase its operating margins.
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
In 2018 and 2019, the United States has imposed tariffs on items imported from China that are incorporated into our products. Tariffs on items imported by us from China and other countries have increased our costs and has increased prices and lowered gross margins on some of our products. These tariffs have had a direct adverse impact on our business and results of operations, and future tariffs could have a more significant impact on our business. China has imposed retaliatory tariffs that impact a number of Varex products including U.S. origin X-ray tubes, heat exchange units, and certain flat panel detectors. The tariffs levied by China have increased our customers’ costs for products imported into China, which has caused us to make price concessions on some products and has caused some customers to stop purchasing products from us. We expect that tariffs will continue to have a negative effect on our business and results of operations, including the possibility of continued price concessions or loss of business. Tariffs could limit our ability to compete for increased market share in China, which could cause our long-term prospects in China to suffer. The imposition of additional tariffs by the United States could result in the adoption of additional tariffs by China and other countries, as well as further retaliatory actions by any affected country, which could negatively impact the global market for imaging equipment and could have a significant adverse effect on our business.
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
Varex conducts business globally. Revenues generated from customers located outside the United States accounted for approximately 65%%, 65% and 66% of Varex’s total revenues during fiscal years 2019, 2018, and 2017, respectively. As a result,

Varex must provide significant service and support globally. Varex intends to continue to expand its presence in international markets and expects to expend significant resources in doing so. Varex cannot be sure that it will be able to meet its sales, service, and support objectives or obligations in these international markets or recover its investment in these international markets. Varex’s future results could be harmed by a variety of factors, including:

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

•	difficulties in protecting Varex’s intellectual property in foreign countries.
Although Varex’s sales fluctuate from period to period, in recent years Varex’s international operations have represented a larger share of its business. The more Varex depends on international sales, the more vulnerable Varex becomes to these factors.
A change in the percentage of Varex’s total earnings from international sales or additional changes in tax laws could increase Varex’s effective tax rate.
Varex’s effective tax rate is impacted by tax laws in both the United States and in foreign countries. Earnings from Varex’s international subsidiaries are generally taxed at rates that differ from U.S. rates. A change in the percentage of Varex’s total earnings from the international subsidiaries, a change in the mix of particular tax jurisdictions between the international subsidiaries, or a change in currency exchange rates could cause Varex’s effective tax rate to increase. The Tax Cuts and Jobs Act of 2017 (“U.S. Tax Reform”) was signed into law on December 22, 2017. Prior to the enactment of U.S. Tax Reform, Varex was not taxed in the United States on certain undistributed earnings of certain foreign subsidiaries. While U.S. Tax Reform imposed a current tax on cumulative undistributed earnings, these earnings could also become subject to incremental foreign withholding or U.S. state taxes should they be actually remitted to the United States, in which case Varex’s financial results could be materially and adversely affected.
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

Our secured revolving credit facility and secured term loan credit facility (collectively the “Credit Facility”) restrict certain activities, and failure to comply with the terms of this facility may have an adverse effect on our business, liquidity and financial position.
Varex is party to a secured revolving credit facility and a secured term loan credit facility, each of which contains restrictive financial covenants, including financial covenants that require Varex to comply with specified financial ratios. If we do not increase our earnings, we are at risk of not being in compliance with certain of our financial covenants, including our consolidated total leverage ratio and our consolidated senior secured leverage ratio. Varex may have to curtail some of its operations to comply with these covenants. In addition, its credit facilities contain other affirmative and negative covenants that could restrict its operating and financing activities. These provisions limit its ability to, among other things, incur future indebtedness, contingent obligations or liens, guarantee indebtedness, make certain investments and capital expenditures, sell stock or assets, pay dividends and consummate certain mergers or acquisitions. Failure to comply with the credit facility requirements, including the requirement to timely deliver financial statements within applicable grace periods, could result in an event of default under our credit facility. Upon an event of default, if the credit facility documents are not amended or the event of default is not waived, the lender could declare all amounts then outstanding, together with accrued interest, to be immediately due and payable. If this happens, Varex may not be able to make those payments or borrow sufficient funds from alternative sources to make those payments. Even if Varex were to obtain additional financing, that financing may be on unfavorable terms.
Varex has significant debt obligations that could adversely affect its business, profitability and ability to meet its obligations.
As of September 27, 2019, Varex’s total combined indebtedness, net of deferred loan costs, was approximately $395.1 million. The borrowings under Varex’s credit facilities bear interest at floating interest rates. As part of its overall risk management practices, Varex entered into financial derivatives, particularly interest rate swaps designed as cash flow hedges, to hedge the floating LIBOR interest rate on $264.4 million of its debt. As a result, Varex will be exposed to fluctuations in interest rates to the extent of the balance of its borrowings under the LIBOR-based portion of its credit facilities.
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
Fulfilling obligations incidental to being a public company place significant demands on Varex’s management, administrative, and operational resources, including accounting and information technology resources.
As a public company, Varex is subject to the reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”), and is required to prepare its financial statements according to the rules and regulations required by the SEC. The Exchange Act requires that Varex file annual, quarterly, and current reports. Varex’s failure to prepare and disclose this information in a timely manner or to otherwise comply with applicable law could subject it to penalties under federal securities laws, cause it to be out of compliance with applicable stock exchange listing requirements, and expose it to lawsuits and restrict its ability to access financing. For example, as a result of the delayed filing of this Annual Report on Form 10-K, we received a notification letter from Nasdaq advising us that we were not in compliance with Nasdaq listing requirements.  While with the filing of our Form 10-K we will regain compliance with the Nasdaq listing requirements, if we had failed to regain compliance in a timely manner, it would have negatively impacted Varex.
Varex must, among other things, establish and maintain effective internal controls and procedures for financial reporting and disclosure purposes. Internal control over financial reporting is complex and may be revised over time to adapt to changes in Varex’s business or changes in applicable accounting rules. As described in the following risk factor, Varex has identified material weaknesses in its internal control over financial reporting. Varex cannot assure that its internal control over financial reporting will be effective in the future or that additional material weaknesses will not be discovered with respect to a prior period for which it had previously believed that internal controls were effective.

Matters impacting Varex’s internal controls may cause Varex to be unable to report its financial information on a timely basis or may cause Varex to restate previously-issued financial information, thereby subjecting Varex to adverse regulatory consequences, including sanctions or investigations by the SEC or in respect of violations of applicable stock exchange listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in Varex and the reliability of its financial statements, which could affect Varex’s stock price.
The delayed filing of some of this Annual Report has made Varex currently ineligible to use a registration statement on Form S-3 to register the offer and sale of securities, which could adversely affect its ability to raise future capital or complete acquisitions.

As a result of the delayed filing of this Annual Report on Form 10-k, Varex will not be eligible to register the offer and sale of our securities using a registration statement on Form S-3 until one year from the date it regained and maintains its status as a current filer. Should Varex wish to register the offer and sale of its securities to the public prior to the time it is eligible to use Form S-3, both the transaction costs and the amount of time required to complete the transaction could increase, making it more difficult to execute any such transaction successfully and potentially harming our financial condition.

Varex identified material weaknesses in its internal control over financial reporting which, if not remediated appropriately or timely, could result in loss of investor confidence and adversely impact our stock price.

As further described in Item 9A of this report, at the end of each of fiscal year 2019 and 2018, management determined that Varex’s internal control over financial reporting and its disclosure controls and procedures were not effective and that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified material weaknesses within our risk assessment process and control environment. Management also identified business process control deficiencies which resulted in material weaknesses in the business processes for revenue, inventory and financial close. These material weaknesses resulted in immaterial audit adjustments and out of period adjustments to the Company’s consolidated financial statements. Until remediated, these material weaknesses could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected on a timely basis. There can be no assurance that the remedial measures being implemented by Varex's management will be successful. If Varex is unable to remediate the material weaknesses, or is otherwise unable to maintain effective internal control over financial reporting or disclosure controls and procedures, Varex's ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected, which could subject Varex to litigation or investigations requiring management resources and payment of legal and other expenses, including civil penalties, negatively affect investor confidence in our financial statements and adversely impact our stock price.

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
Varex’s ability to identify and take advantage of attractive acquisitions or other business development opportunities is an important component in implementing its overall business strategy. Varex must grow its businesses in response to changing technologies, customer demands, and competitive pressures. In some circumstances, Varex may decide to grow its business through the acquisition of complementary businesses, products, or technologies, rather than through internal development; however, there is no guarantee that these acquisitions will be successful or that Varex will realize a return on its investment.
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
Additionally, Varex participates in joint ventures and has investments in privately-held companies (for example, its 40% ownership in dpiX LLC, its major supplier of its amorphous silicon-based thin film transistor arrays (flat panels used in its digital detectors) that are subject to risk of loss of investment capital. These investments are inherently risky, in some instances because the markets for the technologies or products these companies have under development may never materialize. If these companies do not succeed, Varex could lose some or all of its investment in these companies.
A disruption at Varex’s manufacturing facilities, as well as fluctuating manufacturing costs, could materially and adversely affect its business.
The majority of Varex’s products are manufactured at its facility in Salt Lake City, Utah. Varex’s manufacturing operations are subject to potential power failures, the breakdown, failure, or substandard performance of equipment, the improper installation or operation of equipment, and natural or other disasters. Loss or damage to its manufacturing facility due to any of these factors or otherwise could materially and adversely affect Varex’s ability to manufacture sufficient quantities of its products or otherwise deliver products to meet customer demand or contractual requirements, which may result in a loss of revenue and other adverse business consequences. Because of the time required to obtain regulatory approval and licensing of a manufacturing facility, Varex may not be available on a timely basis to replace any lost manufacturing capacity. The occurrence of these or any other operational issues at Varex’s manufacturing facilities could have a material and adverse effect on Varex’s business, financial condition, and results of operations.
Some of Varex’s products are manufactured in Wuxi, China; Walluf, Germany; Heerlen and Dinxperlo, the Netherlands; and Calamba City, Philippines, which are subject to similar risks but may also face additional regulatory and political risks, which could impact Varex’s ability to manufacture and ship products in a timely manner or at all. Varex manufactures its security products in Las Vegas, Nevada, and certain flat panels in Santa Clara, California, and these operations are also subject to potential power failures, the breakdown, failure, or substandard performance of equipment, the improper installation or operation of equipment, earthquakes, and other disasters, all of which could materially and adversely affect Varex’s ability to deliver products to meet customer demand. In addition, Varex’s costs associated with manufacturing its products can vary significantly from quarter to quarter, and fluctuations thereof may adversely affect its business, operating results, and/or financial condition.

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
Changes in monetary or other policies here and abroad, including as a result of economic and/or political instability or in reaction thereto, would also likely affect foreign currency exchange rates. Furthermore, if one or more European countries were to replace the Euro with another currency, Varex’s sales in these countries, or in Europe generally, would likely be materially and adversely affected until stable exchange rates are established.
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
Varex obtains from a limited group of suppliers or from sole-source suppliers some of the components included in its products, such as wave guides for industrial linear accelerators, transistor arrays, cesium iodide coatings and specialized integrated circuits for flat panel detectors, X-ray tube targets, housings, glass frames, high-voltage cable, bearings and various other components. For example, Varex’s major supplier of its amorphous silicon-based thin film transistor arrays (flat panels) used in its digital image detectors is dpiX LLC. Although Varex holds a 40% ownership interest in dpiX, Varex does not have majority voting rights and does not have the power to direct the activities of dpiX. In addition, Varian is Varex’s sole source supplier for a key component in linear accelerators used in Varex’s security and inspection products subsystems, which are specially made for Varex. If current suppliers cease producing these components, there can be no assurance that the components will be available from other suppliers on reasonable terms or at all.
If Varex loses any of these limited- or sole-source suppliers, if their operations are substantially interrupted, or if any of them fail to meet performance or quality specifications or delivery deadlines, Varex may be required to obtain and qualify one or more replacement suppliers. Such an event (1) may then also require Varex to redesign or modify its products to incorporate new parts and/or further require Varex to obtain clearance, qualification, or certification of these products, including by the FDA, or obtain other applicable regulatory approvals in other countries, or (2) could significantly increase costs for the affected products and cause material delays in delivery of those and other related products. In addition, manufacturing capacity limitations of any of Varex’s suppliers or other inability of these suppliers to meet increasing demand or delivery deadlines could limit growth opportunities for the affected product lines and damage customer relationships. Shortage of, and greater demand for, components and subassemblies could also increase manufacturing costs if the supply/demand imbalance increases the price of the components and subassemblies. Any of these events could materially and adversely affect Varex’s business and financial results.
A shortage or change in source of, or increase in price of, raw materials could restrict Varex’s ability to manufacture products, cause delays, or significantly increase its cost of goods.
Varex relies on the supplies of certain raw materials such as tungsten, lead, iridium, and copper for security and inspection products and copper, lead, tungsten, rhenium, molybdenum zirconium, and various high grades of steel alloy for X-ray tubes. Worldwide demand, availability, and pricing of these raw materials have been volatile, and Varex expects that availability and pricing will continue to fluctuate in the future. If supplies are restricted or become unavailable or if prices increase, this could constrain Varex’s manufacturing of affected products, reduce its profit margins, or otherwise materially and adversely affect its business.
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

In the past year, Varex's stock price has ranged from a low of $21.57 to a high of $35.00. Varex cannot guarantee that an active trading market will be sustained for its common stock. Nor can Varex predict the prices at which shares of its common stock may trade. Varex has experienced and expects in the future to experience fluctuations in its operating results, including revenues and margins, from period to period. These fluctuations may cause Varex’s stock price to be volatile, which could cause losses for its stockholders.
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

•
the unfavorable outcome of any litigation or administrative proceeding or inquiry, including governmental audits, as well as ongoing costs associated with legal proceedings and governmental audits; and

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
Generally, Varex’s manufacturing operations for medical devices, and those of its third-party manufacturers, are required to comply with the Quality System Regulations (“QSR”) of the FDA, as well as other federal and state regulations for medical devices and radiation-emitting products. The FDA makes announced and unannounced periodic and on-going inspections of medical device manufacturers to determine compliance with QSR and, in connection with these inspections, issues reports known as Form FDA 483 reports when the FDA believes the manufacturer has failed to comply with applicable regulations and/or procedures. If observations from the FDA issued on Form FDA 483 reports are not addressed and/or corrective action is not taken in a timely manner and to the FDA’s satisfaction, the FDA may issue a warning letter and/or proceed directly to other forms of enforcement action. Similarly, if a warning letter were issued, prompt corrective action to come into compliance would be required. Failure to respond in a timely manner to Form FDA 483 observations, a warning letter, or any other notice of noncompliance and to promptly come into compliance could result in the FDA bringing an enforcement action, which could include the total shutdown of Varex’s production facilities, denial of importation rights to the United States for products manufactured in overseas locations, adverse publicity, and criminal and civil fines. The expense and costs of any corrective actions that Varex may take, which may include product recalls, correction and removal of products from customer sites, and/or changes to its product manufacturing and quality systems, could materially and adversely impact Varex’s financial results and may also divert management resources, attention, and time. Additionally, if a warning letter were issued, customers could delay purchasing decisions or cancel orders, and Varex could face increased pressure from its competitors, who could use the warning letter against Varex in competitive sales situations, either of which could materially and adversely affect Varex’s reputation, business, and stock price.
In addition, Varex is required to timely file various reports with the FDA, including reports required by the medical device reporting regulations (“MDRs”), that require Varex report to regulatory authorities if its devices may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur. If Varex initiates a correction or removal of a device to reduce a risk to health posed by the device, Varex would be required to submit a publicly-available correction and removal report to the FDA and, in many cases, similar reports to other regulatory agencies. This report could be classified by the FDA as a device recall, which could lead to increased scrutiny by the FDA, other international regulatory agencies, and Varex’s customers regarding the quality and safety of Varex’s devices. If these MDRs or correction and removal reports are not filed on a timely basis, regulators may impose sanctions, sales of Varex’s products may suffer, and Varex may be subject to product liability or regulatory enforcement actions, all of which could harm its business.
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
Varex sells certain X-ray tube products as replacements which are subject to medical device certification and product registration laws and regulations, which vary by country and are subject to change, and Varex may be unable to receive registration approval or renewal of existing registrations if it fails to meet regulatory approval requirements or if the approval process becomes commercially infeasible or impractical.

Varex markets and distributes certain X-ray tubes through distributors and third-party/multi-vendor service organizations that are used as equivalent replacements for specific OEM tubes. Varex is subject to medical device certification and product registration laws, which vary by country and are subject to periodic reviews and changes by regulatory authorities in those countries. For example, to sell X-ray tubes for replacement applications in China, product registrations must be approved by the new National Medical Products Administration (“NMPA”). Varex must comply with the requirements of the NMPA, and Varex may not be able to receive registration approval or renewal of existing registrations if it fails to meet regulatory approval requirements or if the process of gaining approval becomes commercially infeasible or impractical. Certain of these local laws and regulations have the effect of serving as a barrier to trade and can be difficult to navigate predictably.
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
Anti-corruption laws and regulations. Varex is subject to the U.S. Foreign Corrupt Practices Act and anti-corruption laws, as well as similar laws in foreign countries, such as the U.K. Bribery Act and the Law On the Fundamentals of Health Protection in the Russian Federation. In general, there is a worldwide trend to strengthen anti-corruption laws and their enforcement, and the healthcare industry and medical equipment manufacturers have been particular targets of these investigation and enforcement efforts. Any violation of these laws by Varex or its agents or distributors could create substantial liability for Varex, subject its officers and directors to personal liability, and cause a loss of reputation in the market. Varex operates in many countries, including India and China, where the public sector is perceived as being corrupt. Varex’s strategic business plans include expanding its business in regions and countries that are rated as higher risk for corruption activity by Transparency International e.V., an international non-profit that publishes an annual corruption perception index. Becoming familiar with and implementing the infrastructure necessary to comply with laws, rules, and regulations applicable to new business activities and mitigating and protecting against corruption risks could be costly. Failure by Varex or its agents or distributors to comply with these laws, rules, and regulations could delay its expansion into high-growth markets and could materially and adversely affect its business. Varex will likely do more business, directly and potentially indirectly, in countries where the public sector is perceived to be corrupt. Increased business in higher-risk countries could subject Varex and its officers and directors to increased scrutiny and increased liability from its business operations.
Competition and trade compliance laws. Varex is subject to various competition and trade compliance laws in the jurisdictions where it operates. Regulatory authorities in those jurisdictions may have the power to subject Varex to sanctions and impose changes or conditions in the way Varex conducts its business. An increasing number of jurisdictions provide private rights of action for competitors or consumers to assert claims of anti-competitive conduct and seek damages. Increased government scrutiny of Varex’s actions or enforcement or private rights of action could materially and adversely affect its business or damage its reputation. Varex may be required to conduct internal investigations or face audits or investigations by one or more domestic or foreign government agencies, which could be costly and time consuming and could divert its management and key personnel from its business operations. An adverse outcome under any such investigation or audit could subject Varex to fines and/or or criminal or other penalties, which could materially and adversely affect Varex’s business and financial results. Furthermore, competition laws may prohibit or increase the cost of future acquisitions that Varex may desire to undertake.
Laws and ethical rules governing interactions with healthcare providers. Varex does not generally sell its products directly to healthcare providers, but may occasionally sell its products to healthcare providers through distributors. The U.S. Medicare and Medicaid “anti-kickback” laws, and similar state laws, prohibit payments or other remuneration that is intended to induce hospitals, physicians, or others either to refer patients or to purchase, lease, or order, or to arrange for or recommend the purchase, lease, or order of healthcare products or services for which payment may be made under federal and state healthcare programs, such as Medicare and Medicaid. These laws affect Varex’s sales, marketing, and other promotional activities by limiting the kinds of financial arrangements Varex may have with hospitals, physicians, or other potential purchasers of its products. They particularly impact how Varex structures its sales offerings, including discount practices, customer support, education and training programs, physician consulting, research grants, and other fee-for-service arrangements. These laws are broadly written, and it is often difficult to determine precisely how these laws will be applied to specific circumstances.
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
Varex could experience an increase in warranty claims as a result of issues with product quality or product failures as a direct result of Varex’s design, manufacturing, or issues in its supply chain. Such an occurrence may damage Varex’s market reputation, cause sales to decline, or require repairs or voluntary remedial measures to enhance customer satisfaction, which could materially and adversely impact Varex’s financial results. Increased warranty claims on any given product could cause Varex to halt production on that product and significantly impair Varex’s liquidity and profitability, and cause reputational harm to Varex. Because some categories of products tend to experience higher numbers of warranty claims than others, a shift in the types of products that Varex’s customers purchase could lead to an increase in warranty claims. If actual levels of warranty claims are greater than the level of claims Varex estimates, cost of sales could increase, and Varex’s financial condition could be materially and adversely affected. In addition, product quality issues could result in significant follow-on effects for Varex, including, among other things, reputational harm to Varex and its customers, loss of customers, and liability as a result of product quality issues. These outcomes would materially and adversely affect Varex’s business and financial condition.
If Varex is not able to match its manufacturing capacity with demand for its products, its financial results may suffer.
Many of Varex’s products have a long production cycle, and Varex must anticipate demand for its products to ensure adequate manufacturing or testing capacity. If Varex is unable to anticipate demand, and its manufacturing or testing capacity does not keep pace with product demand, Varex will not be able to fulfill orders in a timely manner, which may negatively impact its financial results and overall business. Conversely, if demand for Varex’s products decreases, the fixed costs associated with excess manufacturing capacity may harm its financial results, including by decreasing gross margins and increasing research and development costs as a percentage of revenue.
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
The demand for Varex’s security and inspection products is heavily influenced by U.S. and foreign governmental policies on national and homeland security, border protection, and customs activities, which depend upon government budgets and appropriations that are subject to economic conditions, as well as political changes and oil prices. Varex has seen customers freeze or dramatically reduce purchases and capital project expenditures, delay projects, or act cautiously as governments around the world wrestle with spending priorities. As economic growth remains sluggish in various jurisdictions and appears to be deteriorating in others, and as concerns about levels of government employment and government debt continue, Varex expects that these effects will also continue. Bid awards in this business may be subject to challenge by third parties, as Varex has previously encountered with a large government project. These factors make this business more unpredictable and could cause volatility in Varex’s revenues and earnings.
Varex’s international manufacturing operations subject it to volatility and other risks, including high security risks, which could result in harm to its employees and contractors or substantial costs.
Varex conducts certain manufacturing operations internationally to reduce costs and streamline its manufacturing operations. There are administrative, legal, and governmental risks to operating internationally that could increase operating expenses or hamper the development of these operations. The risks from operating internationally that could increase Varex’s operating expenses and materially and adversely affect its operating results, financial condition, and ability to deliver its products and grow its business include, among others:

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
Varex’s competitive position would be harmed if it is not able to maintain its intellectual property rights and protecting Varex’s intellectual property can be costly.

Varex files applications as appropriate for patents covering new products and manufacturing processes. Varex cannot be sure, however, that patents will be issued from any of Varex’s pending or future patent applications. Varex also cannot be sure that its current patents, the claims allowed under its current patents, or patents for technologies licensed to Varex will be sufficiently broad to protect its technology position against competitors. Issued patents owned by, or licensed to, Varex may be challenged, invalidated, or circumvented, or the rights granted under the patents may not provide Varex with competitive advantages. Asserting Varex’s patent rights against others in litigation or other legal proceedings is costly and diverts managerial resources. For example, during fiscal year 2019, Varex initiated litigation asserting claims of patent infringement against a third party. Varex intends to prosecute its claims vigorously, and Varex has experienced, and will continue to experience, increased legal expenses related to this litigation that could adversely affect its financial results. An adverse finding in this or similar patent infringement litigation could adversely impact Varex’s competitive position. In addition, Varex may not be able to detect patent infringement by others or may lose its competitive position in the market before Varex is able to do so.
Varex also relies on a combination of copyright, trade secret, and other laws, and contractual restrictions on disclosure, copying and transferring title (including confidentiality agreements with vendors, strategic partners, co-developers, employees, consultants, and other third parties), to protect its proprietary, and other confidential rights. These protections may prove to be inadequate, since agreements may still be breached, and Varex may not have adequate remedies for a breach. Varex’s trade secrets may become known to or be independently developed by others, including as a result of misappropriation by unauthorized access to Varex’s technology systems. If Varex’s proprietary or confidential information is misappropriated, its business and financial results could be materially and adversely impacted. Varex has trademarks, both registered and unregistered, that are maintained and enforced to provide customer recognition for its products in the marketplace, but unauthorized parties may still use them. Varex also licenses certain patented or proprietary technologies from others. In some cases, products with substantial revenues may depend on these license rights. If Varex were to lose the rights to license these technologies, or its costs to license these technologies were to materially increase, its business would suffer. As Varex expands its manufacturing capabilities outside of the United States, more of Varex’s intellectual property may be held in jurisdictions that do not have robust intellectual property protections, which may make it harder for Varex to adequately protect its Intellectual Property.
Third parties may claim that Varex is infringing upon their intellectual property, and Varex could suffer significant litigation or licensing expenses or be prevented from selling its products.
There is a substantial amount of litigation over patent and other intellectual property rights in the industries in which Varex competes. Varex’s competitors, like companies in many high technology businesses, continually review other companies’ activities for possible conflicts with their own intellectual property rights. In addition, non-practicing entities may review Varex’s activities for conflicts with their patent rights. Determining whether a product infringes on a party’s intellectual property rights involves complex legal and factual issues, and the outcome of this type of litigation is often uncertain. Parties may claim that Varex is infringing upon their intellectual property rights. Varex may not be aware of intellectual property rights of others that relate to its products, services, or technologies. From time to time, Varex has received notices from parties asserting infringement, and Varex has been subject to lawsuits alleging infringement of patent or other intellectual property rights. Any dispute regarding patents or other intellectual property could be costly and time consuming and could divert Varex’s management and key personnel from its business operations. Varex may not prevail in a dispute. Varex does not maintain insurance for intellectual property infringement, so costs of defense, whether or not Varex is successful in defending an infringement claim, will be borne by Varex and could be significant. If Varex is unsuccessful in defending or appealing an infringement claim, Varex may be subject to significant damages, and its combined financial position, results of operations, or cash flows could be materially and adversely affected. Varex may also be subject to injunctions against development and sale of its products, the effect of which could be to materially reduce its revenues. Furthermore, a third party claiming infringement may not be willing to license its rights to Varex, and even if a third-party rights holder is willing to do so, the amounts Varex might be required to pay under the associated royalty or license agreement could be significant. Varex could decide to alter its business strategy or voluntarily cease the allegedly infringing actions rather than face litigation or pay a royalty, which could materially and adversely impact its business and results of operations.
Product defects or misuse may result in material product liability or professional errors and omissions claims, litigation, investigation by regulatory authorities, or product recalls that could harm Varex’s future revenues and require it to pay material uninsured claims.
Varex’s business exposes it to potential product liability claims that are inherent in the manufacture, sale, installation, servicing, and support of components that are used in medical devices and other devices that deliver radiation. Because Varex’s products, through incorporation in OEMs’ systems, are involved in the intentional delivery of radiation to the human body and other situations where people may come into contact with radiation (for example, when Varex’s security and inspection products are being used to scan cargo or in the diagnosis of medical problems), the possibility for significant personal injury or loss of life exists. Although Varex’s products are incorporated into OEMs’ systems, and thus only perform pursuant to the design and operating systems of OEMs, Varex may also be subject to claims for property damage, personal injury, or economic loss related to or resulting from any errors or defects in its products or the installation, servicing, or support of its products. Any accident or mistreatment could subject Varex to legal costs, litigation, adverse publicity, and damage to its reputation, whether or not its products or services were a factor.
If Varex’s X-ray inspection systems fail to detect the presence of bombs, explosives, weapons, contraband, or other threats to personal safety, Varex could be subject to product and other liability claims or negative publicity, which could result in increased costs, reduced sales, and a decline in the market price of Varex’s common stock. There are many factors beyond Varex’s control that could result in the failure of its products to detect the presence of bombs, explosives, weapons, contraband, or other threats to personal safety, including operator error and misuse of or malfunction of Varex equipment. The failure of Varex’s systems to detect the presence of these dangerous materials may lead to personal injury, loss of life, and extensive property damage and may result in potential claims against Varex.
Product liability actions are subject to uncertainty and may be expensive, time consuming, and disruptive to Varex’s operations. For these and other reasons, Varex may choose to settle product liability claims against it regardless of their actual merit. A product liability action determined against Varex could result in adverse publicity or significant damages, including the possibility of punitive damages, and Varex’s combined financial position, results of operations, or cash flows could be materially and adversely affected.
If a product Varex designs or manufactures were defective (whether due to design, labeling or manufacturing defects, improper use of the product, or other reasons), Varex may be required to correct or recall the product and notify regulatory authorities. The adverse publicity resulting from a correction or recall could damage Varex’s reputation and cause customers to review and potentially terminate their relationships with Varex. A product correction or recall could consume management time and have an adverse financial impact on its business, including incurring substantial costs, losing revenues, and accruing losses.
Varex maintains limited product liability insurance coverage. Varex’s product liability insurance policies are expensive and have high deductible amounts and self-insured retentions. Varex’s insurance coverage may prove to be inadequate, and future policies may not be available on acceptable terms or in sufficient amounts, if at all. If a material claim is not insured or is in excess of Varex’s insurance coverage, Varex could have to pay substantial damages, which could have a material and adverse effect on its financial position and/or results of operations.

Certain of Varex’s products are subject to regulations relating to use of radioactive material, compliance with which may be costly, and a failure to comply therewith may materially and adversely affect Varex’s business.
As a manufacturer and seller of medical devices and devices emitting radiation or utilizing radioactive by-product material, Varex and some of its suppliers and distributors are subject to extensive regulation by United States governmental authorities, such as the FDA, the Nuclear Regulatory Commission (“NRC”), and state and local regulatory agencies, which is intended to ensure the devices are safe and effective and comply with laws governing products which emit, produce, or control radiation. These regulations govern, among other things, the design, development, testing, manufacturing, packaging, labeling, distribution, import/export, sale, and marketing and disposal of Varex’s products. Varex is also subject to international laws and regulations that apply to manufacturers of radiation-emitting devices and products utilizing radioactive materials. These are often comparable to, if not more stringent than, the equivalent regulations in the United States.
Varex’s industrial and medical devices utilizing radioactive material are subject to NRC clearance and approval requirements, and the manufacture and sale of these products are subject to extensive federal and state regulation that varies from state to state and among regions. Varex’s manufacture, distribution, installation, service, and removal of industrial devices utilizing radioactive material or emitting radiation also requires Varex to obtain a number of licenses and certifications for these devices and materials. Service of these products must also be in accordance with a specific radioactive materials licenses. Obtaining licenses and certifications may be time consuming, expensive, and uncertain.
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
Typically, Varex’s OEM customers are responsible for obtaining 510(k) pre-market notification clearance on their systems that integrate Varex products. A substantial majority of Varex’s products are “Class I” devices that do not require 510(k) clearance, but Varex does produce software that is classified as a Class II device subject to 510(k) clearance. Unless an exception applies, Varex may be required by FDA regulations to obtain a 510(k) pre-market notification clearance in connection with the manufacture of a new medical device or a new indication for use of, or other significant change in, an existing currently marketed medical device before it can market or sell those products in the United States. Modifications or enhancements to a product that could significantly affect its safety or effectiveness, or that would constitute a major change in the intended use of the device, technology, materials, labeling, packaging, or manufacturing process also require a new 510(k) clearance. Although manufacturers make the initial determination whether a change to a cleared device requires a new 510(k) clearance, Varex cannot ensure that the FDA will agree with its decisions not to seek additional approvals or clearances for particular modifications to its products or that Varex will be successful in obtaining new 510(k) clearances for modifications. Obtaining clearances or approvals is time consuming, expensive, and uncertain. Varex may not be able to obtain the necessary clearances or approvals or may be unduly delayed in doing so, which could harm its business. Furthermore, even if Varex is granted regulatory clearances or approvals, they may include significant limitations on the indicated uses of the product, which may limit the market for the product. If Varex is unable to obtain required FDA clearance or approval for a product or is unduly delayed in doing so, or the uses of that product were limited, Varex’s business could suffer.
Disruption of critical information systems or material breaches in the security of Varex’s systems may materially and adversely affect its business and customer relations.
Information technology (including technology from third party providers) helps Varex operate efficiently, interface with and support its customers, maintain financial accuracy and efficiency, and produce its financial statements. In the ordinary course of its business, Varex collects, processes and stores sensitive data, including intellectual property, proprietary business information and that of customers, suppliers and business partners, third parties accessing its website, patient data and personally identifiable information of customers and employees, in Varex’s data centers, and on its networks, as well as third party off-site infrastructure. Despite security measures, there is an increasing threat of information security attacks, including from computer viruses or other malicious codes, unauthorized access attempts, and cyber-attacks that pose risks to companies, including Varex. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently, have become increasingly sophisticated and generally are not recognized until launched against a target, Varex may be unable to anticipate these techniques or to implement adequate preventative measures, which could result in data leaks or otherwise compromise our confidential or proprietary information and disrupt our operations. If Varex does not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure, Varex could be subject to, among other things, transaction errors, processing inefficiencies, the loss of customers, business disruptions, or the loss of or damage to intellectual property through a security breach or misappropriation of intellectual property. Such security breaches could expose Varex to a risk of loss of information, litigation, and possible liability to employees, customers, and/or regulatory authorities. If Varex’s data management systems do not effectively collect, secure, store, process, and report relevant data for the operation of its business, whether due to equipment malfunction or constraints, software deficiencies, or human error, Varex’s ability to effectively plan, forecast, and execute its business plan and comply with applicable laws and regulations will be impaired, perhaps materially. Any such impairment could materially and adversely affect Varex’s financial condition, results of operations, cash flows, and the timeliness with which Varex reports its operating results internally and externally.
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
From time to time, Varex is a party to or otherwise involved in legal proceedings, claims, government inspections, audits or investigations, and other legal matters, both inside and outside the United States, arising in the ordinary course of its business or otherwise. Legal proceedings are often lengthy, taking place over a period of years with interim motions or judgments subject to multiple levels of review (such as appeals or rehearings) before the outcome is final. Litigation and other legal proceedings, claims, government inspections, audits and investigations are subject to significant uncertainty and may be expensive, time consuming, and disruptive to Varex’s operations. For these and other reasons, Varex may choose to settle legal proceedings and claims, regardless of their actual merit.
If a legal proceeding were ultimately resolved against Varex, it could result in significant compensatory damages, and, in certain circumstances, punitive damages, disgorgement of revenue or profits, remedial corporate measures, or injunctive relief imposed on Varex. If Varex’s existing insurance does not cover the amount or types of damages awarded, or if other resolution or actions taken as a result of such legal proceeding were to restrain its ability to market one or more of its material products or services, its combined financial position, results of operations, or cash flows could be materially and adversely affected. In addition, legal proceedings, and any adverse resolution thereof, can result in adverse publicity and damage to Varex’s reputation, which could materially and adversely impact its business.
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
Varex prepares its financial statements in accordance with GAAP. These principles are subject to interpretation by the FASB, American Institute of Certified Public Accountants, the SEC, and various other regulatory and/or accounting bodies. A change in interpretations of, or its application of, these principles can have a significant effect on Varex’s reported results and may even affect its reporting of transactions completed before a change is announced. In addition, when Varex is required to adopt new accounting standards, Varex’s methods of accounting for certain items may change, which could cause its results of operations to fluctuate from period to period and make it more difficult to compare its financial results to prior periods.
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

In addition, because Varex did not elect to be exempt from Section 203 of the Delaware General Corporation Law (the “DGCL”), this provision could also delay or prevent a change of control that stockholders may favor. Section 203 provides that, subject to limited exceptions, persons that acquire, or who are affiliated with a person that acquires, more than 15% of the outstanding voting stock of a Delaware corporation (an “interested stockholder”) shall not engage in any business combination with that corporation, including by merger, consolidation, or acquisitions of additional shares, for a three-year period following the date on which the person became an interested stockholder, unless: (1) prior to such time, the board of directors of such corporation approved either the business combination or the transaction that resulted in the stockholder becoming an interested stockholder; (2) upon consummation of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of such corporation at the time the transaction commenced; or (3) on or subsequent to such time the business combination is approved by the board of directors of such corporation and authorized at a meeting of stockholders by the affirmative vote of at least two-thirds of the outstanding voting stock of such corporation not owned by the interested stockholder.
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
Varex entered into a Separation and Distribution Agreement when it spun off from Varian. The agreement provides for, among other things, indemnification obligations designed to make Varex financially responsible for any Varex liabilities; the failure of Varex to pay, perform, or otherwise promptly discharge any Varex liabilities or contracts in accordance with their respective terms; any guarantee, indemnification obligation, surety bond or other credit support agreement, arrangement, commitment, or understanding by Varian for the benefit of Varex, unless related to Varian liabilities; any breach by Varex of the Separation and Distribution Agreement or any of the ancillary agreements; any action by Varex in contravention of its Amended and Restated Certificate of Incorporation or Amended and Restated Bylaws; and, any untrue statement or alleged untrue statement of a material fact or omission or alleged omission to state a material fact required to be stated therein or necessary to make the statements therein not misleading, with respect to all information contained in the Registration Statement on Form 10 (as amended or supplemented) or any other disclosure document that describes the separation, the distribution, Varex and its subsidiaries, or the transactions contemplated by the Separation and Distribution Agreement, subject to certain exceptions. If Varex is required to indemnify Varian under the circumstances set forth in the Separation and Distribution Agreement, Varex may be subject to substantial liabilities.
In connection with Varex’s spin-off from Varian, Varian has agreed to indemnify Varex for certain liabilities. However, there can be no assurance that the indemnity will be sufficient to insure Varex against the full amount of such liabilities or that Varian’s ability to satisfy its indemnification obligation will not be impaired in the future.
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
In connection with the spin-off, Varian completed several corporate restructuring transactions, which, along with the separation and distribution, may be subject to federal and state fraudulent conveyance and transfer laws. If, under these laws, a court were to determine that, at the time of the separation and distribution, any entity involved in these restructuring transactions or the separation and distribution:

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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our business is primarily located in Salt Lake City, Utah, where we own approximately 37 acres of land and approximately 494,000 square feet of space used for manufacturing, administrative functions and research and development, for both our Medical and Industrial segments. We also own or lease 34 other facilities throughout North America, Europe and Asia (located in 8 states and 17 foreign countries) that comprise over 2 million square feet of manufacturing facilities, warehouses, sales and service, research and development and office space, which are used for our Medical and/or Industrial segments, depending on the location.
In addition to our location in Salt Lake City, Utah, our other primary owned facilities are located in Las Vegas, Nevada and Franklin Park, Illinois. Our Las Vegas, Nevada, facility has approximately 5 acres of land and 94,000 square feet of space used for manufacturing, administrative functions and research and development, for our Industrial segments. Our Franklin Park, Illinois, facility has approximately 3 acres of land and approximately 61,000 square feet of space used for manufacturing, administrative functions and research and development, for both our Medical and Industrial segments.
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
Item 3. Legal Proceedings
From time to time, we are involved in legal proceedings arising in the ordinary course of business or otherwise. We do not believe that any material liability will be imposed as a result of these matters. If actual liabilities significantly exceed the estimates made, our combined financial position, results of operations, comprehensive earnings or cash flows could be materially and adversely affected. Legal expenses relating to legal matters are expensed as incurred. See “Risk Factors- Unfavorable results of legal proceedings could materially and adversely affect Varex's financial results.”

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Varex's common stock is traded on the NASDAQ Global Select Market (the “NASDAQ”) under the symbol “VREX.”
Since our inception, we have not paid any cash dividends and have no current plan to pay cash dividends on Varex common stock. As of November 18, 2019, there were 1,662 holders of record of Varex common stock.
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
Item 6. Selected Financial Data
In January 2017, we separated from Varian. Prior to the date of separation, the financial statements were prepared on a stand-alone basis and derived from Varian’s consolidated financial statements as we operated as part of Varian.
The following data, in so far as it relates to each of the fiscal years from 2015 through 2019, has been derived from annual consolidated financial statements, including the consolidated balance sheets at September 27, 2019 and September 28, 2018 and the related consolidated statements of earnings, of comprehensive earnings, and of cash flows for the fiscal years 2019, 2018 and 2017 and notes thereto appearing elsewhere herein. In addition, the following financial data should be read in conjunction with our consolidated financial statements and the accompanying notes and the MD&A included elsewhere herein.

Summary of Operations:	Fiscal Years
(In millions, except per share amounts)	2019	2018	2017(1)	2016	2015
Revenues	$780.6	$773.4	$698.1	$620.1	$632.3
Gross margin	$256.7	$253.9	$253.5	$248.4	$250.6
Earnings before taxes	21.5	25.7	74.8	105.0	127.6
Taxes on earnings	5.7	(2.6)	22.8	36.0	46.8
Net earnings	15.8	28.3	52.0	69.0	80.8
Less: Net earnings attributable to noncontrolling interests	0.3	0.8	0.4	0.5	0.8
Net earnings attributable to Varex	$15.5	$27.5	$51.6	$68.5	$80.0
Net earnings per share attributable to Varex
Net earnings per share - basic	$0.41	$0.73	$1.37	$1.83	$2.14
Net earnings per share - diluted	$0.40	$0.72	$1.36	$1.82	$2.12
Financial Position at Fiscal Year End:
Working capital	$263.3	$306.1	$343.5	$282.1	$237.5
Total assets	1,038.9	987.9	1,040.1	622.4	583.6
Total debt (excluding current maturities, net of deferred costs)	364.4	364.8	464	—	—

(1)	The summary of operations for fiscal year 2017 includes operating results from the Acquired Detector Business for the period from May 1, 2017 through September 29, 2017.

Selected Quarterly Financial Data (Unaudited)
The following table sets forth selected financial data from our unaudited quarterly consolidated statements of earnings for the eight quarters ended fiscal year 2019. The information for each quarter has been derived from unaudited financial statements and in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the unaudited interim periods and includes certain reclassifications and rounding differences. The quarterly data should be read together with our consolidated financial statements and related notes appearing elsewhere in this annual report.

	Fiscal Year 2019 (1)
(In millions, except per share amounts, unaudited)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Total revenues	$185.7	$195.8	$196.7	$202.4	$780.6
Gross margin	$60.0	$64.4	$60.7	$71.6	$256.7
Net earnings	$3.0	$5.9	$(1.3)	$8.2	$15.8
Net earnings attributable to Varex	$3.0	$5.8	$(1.4)	$8.1	$15.5
Net earnings per share - basic	$0.08	$0.15	$(0.04)	$0.21	$0.41
Net earnings per share - diluted	$0.08	$0.15	$(0.04)	$0.21	$0.40

(1)
During fiscal year 2019, the Company identified errors that originated in prior periods and were corrected for as out of period adjustments in the quarters of fiscal year 2019. Management has determined that such errors and out of period adjustments, which primarily related to inventory accounting, revenue recognition and intercompany transactions, were not material to any of the unaudited interim financial statements. The impact of these errors and out of period adjustments on total revenues, gross margin, net earnings and net earnings per diluted share was as follows:

•	Q1 2019 - $(0.6) million, $(1.1) million, $0.4 million and $0.01 per diluted share, respectively;

•	Q2 2019 - $0.1 million, $0.0 million, $(1.2) million and $(0.03) per diluted share respectively;

•	Q3 2019 - $0.0 million, $(0.9) million, $(0.6) million and $(0.02) per diluted share respectively;

•	Q4 2019 - $0.0 million, $2.2 million, $1.6 million and $0.04 per diluted share, respectively.

	Fiscal Year 2018
(In millions, except per share amounts, unaudited)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Total revenues	$176.2	$201.2	$191.2	$204.8	$773.4
Gross margin	$61.5	$70.1	$63.0	$59.3	$253.9
Net earnings	$11.4	$12.3	$3.9	$0.7	$28.3
Net earnings attributable to Varex	$11.3	$12.2	$3.8	$0.2	$27.5
Net earnings per share - basic	$0.30	$0.32	$0.10	$0.01	$0.73
Net earnings per share - diluted	$0.30	$0.32	$0.10	$0.01	$0.72

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Basis of Presentation
We became an independent publicly-traded company in January 2017 following our separation from Varian and subsequent distribution of shares of our common stock to Varian shareholders.
Prior to the spin-off, we operated as a division of Varian. Accordingly, for part of fiscal year 2017, certain shared costs have been allocated to us and are reflected as expenses in the accompanying financial statements. Management considers the allocation methodologies used to be reasonable and appropriate reflections of the related expenses attributable to us for purposes of the carve-out financial statements; however, the expenses reflected in these financial statements may not be indicative of the actual expenses that would have been incurred during the periods presented if we had operated as a separate stand-alone entity. The allocation methods include revenue, headcount, actual usage of services, and others. In addition, the expenses reflected in the financial statements may not be indicative of expenses that will be incurred by us in the future.
Our Business
Varex Imaging Corporation is a leading innovator, designer and manufacturer of X-ray imaging components including X-ray tubes, digital detectors, linear accelerators and other image processing solutions, which are key components of X-ray imaging systems. Our components are used in medical imaging as well as in industrial and security imaging applications. Global original equipment manufacturers (“OEM”) incorporate our X‑ray imaging components in their systems to detect, diagnose, protect and inspect. As of September 27, 2019, we had approximately 2,000 full-time equivalents employees, located at manufacturing and service center sites in North America, Europe, and Asia.

Our products are sold in three geographic regions: the Americas, EMEA, and APAC. The Americas includes North America (primarily the United States) and Latin America. EMEA includes Europe, Russia, the Middle East, India and Africa. APAC includes Asia and Australia. Revenues by region are based on the known final destination of products sold.

Our success depends, among other things, on our ability to anticipate and respond to changes in our markets, the direction of technological innovation and the demands of our customers. We continue to invest in research and development and employ over 500 engineers. Combining this focus on innovation and product performance with strong long-term customer relationships allows us to partner with our customers to bring industry-leading products to the X-ray imaging market. We continue to work to improve the life and quality of our imaging components and leverage our scale as the largest X-ray imaging component supplier to provide cost-effective solutions for our customers. Demand for our products can also be impacted by geo-political factors, including tariffs on key imported materials used in manufacturing our products and also on X-ray imaging products we sell to customers outside the United States. The escalation of trade conflicts between the United States and China has negatively impacted our business and are expected to continue.

Operating Segments and Products

Our Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”), evaluates our product groupings and measures our business performance in two reportable operating segments: Medical and Industrial. The segments align our products and service offerings with customer use in medical and industrial markets and are consistent with how the CODM evaluates the business for the allocation of resources. The CODM allocates resources to and evaluates the financial performance of each operating segment primarily based on revenues and gross margin.
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

In China, the government is broadening the availability of healthcare services throughout the country. As a result, the number of diagnostic X-ray imaging systems, including CT, has grown significantly. We are developing CT tubes and related subsystems for Chinese OEMs as they introduce new CT imaging systems in China. Over the long-term, we anticipate that China-based revenues will increase as a percentage of our revenues. For fiscal year 2019, revenues from X-ray imaging components shipped to China-based OEMs and distributors declined to approximately 8% of total company revenues from 10% in the prior year. This decrease reflects a tariff-related decline in sales of radiographic digital detectors in China as well as lower non-OEM aftermarket sales, which more than offset an increase in sales of CT tubes to OEM customers.

We have taken certain actions to help us mitigate the impact of the trade war between the United States and China. We have implemented changes to secure more non-China sources of supply of parts and materials used to manufacture our X-ray imaging products, and in September 2019, we received from the United States Trade Representative a temporary exclusion from Section 301 tariffs on certain parts and components imported from China into the United States. We continue to expand manufacturing capabilities at our facilities in China, Germany and the Philippines.
Industrial

In our Industrial business segment, we design, manufacture, sell and service X-ray imaging products for use a number of markets, including security applications, such as cargo screening at ports and borders and baggage screening at airports, as well as nondestructive testing and inspection applications used in a number of other markets. Our industrial products include Linatron® X-ray linear accelerators, X-ray tubes, digital detectors and high voltage connectors. In addition, we provide proprietary image-processing and detection software designed to work with these other Varex products to provide package solutions to our Industrial customers.

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
Fiscal Year
Our fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 2019 was the 52-week period that ended September 27, 2019, fiscal year 2018 was the 52-week period that ended September 28, 2018, and fiscal year 2017 was the 52-week period ended September 29, 2017. Set forth below is a discussion of our results of operations for fiscal years 2019, 2018 and 2017.

Discussion of Results of Operations for Fiscal Year 2019 and 2018
Revenues, net

	Fiscal Years
(In millions)	2019	2018	$ Change	% Change
Medical	$596.8	$602.0	$(5.2)	(1)%
Industrial	183.8	171.4	12.4	7%
Total revenues, net	$780.6	$773.4	$7.2	1%
Medical as a percentage of total revenues	76%	78%
Industrial as a percentage of total revenues	24%	22%
Medical revenues decreased $5.2 million primarily due to decreased sales of radiographic digital detectors in China and non-OEM aftermarket X-ray tubes, partially offset by increased sales of digital detectors and X-ray tubes for oncology applications, OEM X-ray tubes for CT applications and the addition of revenues from the acquisition of Direct Conversion AB (publ) (“Direct Conversion”).
Industrial revenues increased $12.4 million due to increased sales of X-ray tubes for airport security, digital detectors for inspection applications and the addition of revenues with the acquisition of Direct Conversion.

Revenues by Region

	Fiscal Years
(In millions)	2019	2018	$ Change	% Change
Americas	$282.6	$275.8	$6.8	2%
EMEA	269.0	254.5	14.5	6%
APAC	229.0	243.1	(14.1)	(6)%
Total revenues, net	$780.6	$773.4	$7.2	1%
Americas as a percentage of total revenues	36%	36%
EMEA as a percentage of total revenues	34%	33%
APAC as a percentage of total revenues	29%	31%
The Americas revenues increased $6.8 million primarily due to increased sales of X-ray tubes partially offset by lower sales of digital detectors and computer-aided detection software. EMEA revenues increased $14.5 million primarily due to increased sales of digital detectors, the addition of revenues from the acquisition of Direct Conversion in April of 2019 and higher sales of high voltage cables partially offset by lower sales of X-ray tubes. APAC revenues decreased $14.1 million primarily due to decreased sales of radiographic digital detectors in China partially offset by the addition of revenues with the acquisition of Direct Conversion.
Gross Margin

	Fiscal Years
(In millions)	2019	2018	$ Change	% Change
Medical	$188.9	$190.5	$(1.6)	(1)%
Industrial	67.8	63.4	4.4	7%
Total gross margin	$256.7	$253.9	$2.8	1%
Medical gross margin %	31.7%	31.6%
Industrial gross margin %	36.9%	37.0%
Total gross margin %	32.9%	32.8%
Gross margin percentage increased for fiscal year 2019 compared to 2018. The gross margin for fiscal year 2019 included $9.4 million of restructuring charges and purchase price accounting adjustments and the gross margin for fiscal year 2018 included

$7.3 million of restructuring charges. The industrial gross margin percentage decreased primarily due to higher manufacturing costs and unfavorable product mix.
Operating Expenses

	Fiscal Years
(In millions)	2019	2018	$ Change	% Change
Research and development	$78.1	$83.0	$(4.9)	(6)%
As a percentage of total revenues	10.0%	10.7%
Selling, general and administrative	$128.1	$123.4	$4.7	4%
As a percentage of total revenues	16.4%	16.0%
Impairment of intangible assets	$4.8	$3.0	$1.8	60%
As a percentage of total revenues	0.6%	0.4%
Operating expenses	$211.0	$209.4	$1.6	1%
As a percentage of total revenues	27.0%	27.1%
Research and Development
Research and development costs for fiscal year 2019 decreased to 10% of revenues due to lower personnel costs and prototype material costs. We are committed to investing in the business to support long-term growth and believe long-term research and development expenses of approximately 8% to 10% of annual revenues is the appropriate range that will allow us to innovate and bring new products to market for our global OEM customers.
Selling, General and Administrative
Selling, general and administrative expenses as a percentage of total revenues increased to 16.4% for fiscal year 2019 from 16.0% for fiscal year 2018 due to higher audit and consulting fees associated with the remediation of internal control deficiencies and increased legal fees for patent litigation. These were offset by reductions in personnel costs and other consulting fees.
Impairment of intangible assets
Impairment of intangible assets increased for fiscal year 2019 to $4.8 million as compared to $3.0 million for fiscal year 2018. In connection with the July 2019 announcement of the Santa Clara facility shut down we made the decision to discontinue further efforts on certain in-process research and development intangible assets. As a result, we recorded a corresponding impairment charge of $4.8 million in fiscal year 2019. See Note 4. Restructuring included in the notes to our consolidated financial statements for further information.
Interest and Other Income (Expense), Net
The following table summarizes our interest and other income (expense), net:

	Fiscal Years
(In millions)	2019	2018	$ Change
Interest income	$0.1	$0.2	$(0.1)
Interest expense	(21.1)	(21.7)	0.6
Other income (expense), net	(3.2)	2.7	(5.9)
Interest and other expenses, net	$(24.2)	$(18.8)	$(5.4)
Interest and other expense, net increased in fiscal year 2019 compared to fiscal year 2018, primarily due to a other expense from equity method investments compared to other income from equity method investments in the prior fiscal year. A new joint venture investment was established in fiscal year 2019.
Taxes on Earnings

	Fiscal Years
	2019	2018
Effective tax rate	26.5%	(10.1)%

     We had an income tax expense of $5.7 million and an income tax benefit of $2.6 million, for effective rates of 26.5% and (10.1)%, for fiscal years 2019 and 2018, respectively.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (U.S. Tax Reform) was enacted in the U.S. which significantly revised the U.S. corporate income tax structure. Among the revisions impacting our effective tax rate are a lower U.S. corporate statutory rate going from 35% to 21% effective January 1, 2018 and changes to the way foreign earnings are taxed. As a September fiscal year filer, the lower corporate income tax rate was phased in with a U.S. statutory federal rate of 24.5% in fiscal year ended September 28, 2018, and a rate of 21% for the fiscal year ended September 27, 2019.
During fiscal year 2019, our effective tax rate varied from the U.S. federal statutory rate of 21.0% primarily because of the favorable impact of changes to the U.S. corporate tax structure resulting from U.S. Tax Reform, U.S. research and development tax credits, and tax windfalls for share-based compensation. These favorable U.S. tax items are offset by increases resulting from losses in certain foreign jurisdictions for which no benefit is recognized and earnings in other foreign jurisdictions that are taxed at higher rates.
During fiscal year 2018, our effective tax rate varied from the U.S. federal statutory rate primarily because of the favorable impact of changes to the U.S. corporate tax structure resulting from U.S. Tax Reform. The effective tax rate also differs from the U.S. federal statutory rate due to increases resulting from U.S. state income tax expense, losses in certain foreign jurisdictions for which no benefit is recognized, earnings in other foreign jurisdictions that are taxed at higher rates, and limitations on the deductibility of officers' compensation. These are offset by decreases due to U.S. research and development credits, tax windfalls for share-based compensation, and the release of a valuation allowance against loss carryforwards in certain foreign jurisdictions.
The SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) that allows for reasonable estimated amounts to be recorded and a measurement period of up to one year from the date of enactment to revise these provisional amounts as new information is obtained and additional guidance is issued. During the three months ended December 28, 2018, the Company completed its analysis of U.S. Tax Reform, and the accounting for the income tax effects has been finalized for the measurement period under SAB 118, with no significant adjustments from the provisional amounts. During fiscal year 2019, additional U.S. Tax Reform provisions, including GILTI (global intangible low-taxed income), BEAT (base-erosion anti-abuse tax), FDII (foreign-derived intangible income), limitations on interest expense deductions (if certain conditions apply), and other components became effective for us and, if applicable, have been included in the calculation of our fiscal year 2019 tax provision. The determination of the tax effects of U.S. Tax Reform may change following future legislation or further interpretation of U.S. Tax Reform from various U.S. Federal and state tax authorities.
The guidance for accounting for U.S. Tax Reform requires taxpayers to make an election regarding the accounting for GILTI. This policy election is to either: (1) treat GILTI as a period cost if and when incurred, or (2) recognize deferred taxes for basis differences that are expected to reverse as GILTI in future years. During fiscal year 2019, we made the accounting policy election to account for GILTI under the period cost method.
Discussion of Results of Operations for Fiscal Year 2018 and 2017
Revenues, net

	Fiscal Years
(In millions)	2018	2017	$ Change	% Change
Medical	$602.0	$556.9	$45.1	8%
Industrial	171.4	141.2	30.2	21%
Total revenues, net	$773.4	$698.1	$75.3	11%
Medical as a percentage of total revenues	78%	80%
Industrial as a percentage of total revenues	22%	20%
Medical revenues increased $45.1 million primarily due to an increase in sales of high-end radiographic digital detectors with the addition of revenues from the acquisition of the medical imaging business (“Acquired Detector Business”) of PerkinElmer, Inc., and from increased sales of X-ray tubes, including CT tubes to our OEM customers in China, and high voltage cables. These increases in medical revenues were partially offset by a decrease in sales of 3-D dental digital detectors and low-end radiographic.
Industrial revenues increased $30.2 million due to increased sales of digital detectors from the addition of the Acquired Detector Business, and from increased sales of high-voltage industrial cables. These increases were partially offset by a decrease of industrial digital detectors.

Revenues by Region

	Fiscal Years
(In millions)	2018	2017	$ Change	% Change
Americas	$275.8	$239.8	$36.0	15%
EMEA	254.5	219.5	35.0	16%
APAC	243.1	238.8	4.3	2%
Total revenues, net	$773.4	$698.1	$75.3	11%
Americas as a percentage of total revenues	36%	34%
EMEA as a percentage of total revenues	33%	31%
APAC as a percentage of total revenues	31%	34%
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
Operating Expenses

	Fiscal Years
(In millions)	2018	2017	$ Change	% Change
Research and development	$83.0	$67.3	$15.7	23%
As a percentage of total revenues	10.7%	9.6%
Selling, general and administrative (1)	$123.4	$102.5	$20.9	20%
As a percentage of total revenues	16.0%	14.7%
Impairment of intangible assets	$3.0	$—	$3.0	n/a
As a percentage of total revenues	0.4%	$—
Operating expenses	$209.4	$169.8	$39.6	23%
As a percentage of total revenues	27.1%	24.3%

(1)	Selling, general and administrative expenses include $12.4 million of corporate costs allocated to us by Varian in fiscal year 2017.

Research and Development
The increase in research and development expenses as a percentage of revenue was due to the continued acceleration and development of digital detector projects and prototype materials costs for CT X-ray tubes.
Selling, General and Administrative
Selling, general and administrative expenses as a percentage of total revenues increased primarily as a result of restructuring and impairment charges related to the Acquired Detector Business, increased amortization of intangible assets, increased share-based compensation expense and an increase in costs related to implementation of certain productivity initiatives.
Impairment of intangible assets
Impairment of intangible assets for fiscal year 2018 were $3.0 million, while there was no impairment of intangible assets for fiscal year 2017. In connection with the restructuring plan that was announced in July 2018 we recorded an impairment charge of $3.0 million related to certain intangible assets. See Note 4. Restructuring included in the notes to our consolidated financial statements for further information.
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

During fiscal year 2018, as a result of U.S. Tax Reform, we recorded income tax expense of $3.7 million for the tax on the deemed repatriation of deferred foreign earnings offset by a tax benefit of $10.9 million due to the revaluation of net deferred taxes.
Liquidity and Capital Resources
We assess our liquidity in terms of our ability to generate cash to fund our operating, including working capital and investing activities. We continue to generate sufficient cash from operating activities and believe that our operating cash flow, availability under our existing credit facility, current working capital and other sources of liquidity will be sufficient to allow us to continue to invest in our existing businesses, consummate strategic acquisitions and manage our capital structure on a short and long-term basis. Availability under our credit facility was $91.0 million as of September 27, 2019, although on October 8, 2019, we permanently reduced the revolving credit commitment under the credit facility by $25.0 million to $125.0 million. Although we believe that our future cash from operations, together with our access to banking and capital markets, will provide adequate resources to fund our operating and financing needs, our access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including: (i) the liquidity of the overall capital markets and (ii) the current state of the economy. There can be no assurances that we will continue to have access to these markets on terms acceptable to us. See “Risk Factors” for a further discussion. Subsequent to fiscal year 2019 we did not comply with the covenant under the Credit Agreement to timely deliver our fiscal year 2019 annual financial statements. However, upon the filing of this Annual Report with the SEC, we will be able to deliver the fiscal year 2019 annual financial statements within the 30-day cure period set forth in the Credit Agreement and consequently no event of default will occur. At September 27, 2019 we had $364.4 million in long-term debt and $30.7 million of current maturities of long-term debt, net of deferred issuance costs of $5.7 million. See Note 8. Borrowings in the notes to our consolidated financial statements for more information regarding our existing credit facility.
Cash and Cash Equivalents
The following table summarizes our cash and cash equivalents:

(In millions)	September 27, 2019	September 28, 2018	$ Change	% Change
Cash and cash equivalents	$29.9	$51.9	$(22.0)	(42.4)%
Borrowings
The following table summarizes the changes in our debt outstanding:

(In millions)	September 27, 2019	September 28, 2018	$ Change	% Change
Current portion of Term Facility	$29.4	$25.0	$4.4	17.6%
Current portion of other long-term debt	1.3	—	1.3	n/a
Revolving Credit Facility	59.0	28.0	31.0	110.7%
Long-Term portion of Term Facility	308.6	345.0	(36.4)	(10.6)%
Long-term portion of other debt	2.5	—	2.5	n/a
Total debt outstanding, gross	400.8	398.0	2.8	0.7%
Debt issuance costs	(5.7)	(8.2)	2.5	(30.5)%
Total debt outstanding, net	$395.1	$389.8	$5.3	1.4%

Cash Flows

	Fiscal Years
(In millions)	2019	2018	2017
Net cash flow provided by (used in):
Operating activities	$71.9	$85.3	$75.2
Investing activities	(93.2)	(25.2)	(292.0)
Financing activities	(0.1)	(90.4)	263.3
Effects of exchange rate changes on cash and cash equivalents	(0.7)	(0.5)	0.9
Net increase (decrease) in cash and cash equivalents	$(22.1)	$(30.8)	$47.4
Net Cash Provided by Operating Activities. Cash from operating activities consists primarily of net earnings adjusted for certain non-cash items, including share-based compensation, depreciation, amortization and impairment of intangible assets, inventory write-downs deferred income taxes, amortization of deferred loan costs, income and loss from equity investments and the effect of changes in operating assets and liabilities.
For fiscal year 2019, compared to fiscal year 2018, net cash provided by operating activities were as follows:

•	Net earnings were $15.8 million compared to $28.3 million,

•	Non-cash adjustments to net earnings of $51.4 million compared to $51.0 million,

•	Operating assets and liabilities activity:

◦	Accounts receivable decreased by $14.8 million compared to $9.0 million,

◦	Inventories increased by $11.1 million compared to $2.4 million,

◦	Prepaid expenses and other assets decreased $4.3 million compared to $2.0 million,

◦	Accounts payable decreased by $9.0 million compared to an increase of $5.2 million,

◦	Accrued liabilities and other long-term operating liabilities increased by $10.9 million compared to a decrease of $10.2 million, and

◦	Deferred revenues decreased by $5.2 million compared to an increase of $2.4 million.
For fiscal year 2017, net cash provided by operating activities was $75.2 million and consisted of net earnings of $52.0 million, increases from non-cash items of $29.2 million and decreases from operating assets and liabilities activities of $6.0 million.
Net cash used in investing activities. Cash used in investing activities was $93.2 million, $25.2 million, and $292.0 million for the fiscal years 2019, 2018 and 2017, respectively. Net cash used in investing activities for fiscal year 2019 related primarily to the April 2019, acquisition of 98.2% of the outstanding shares of common stock of Direct Conversion for $69.5 million in cash, net of cash acquired, and capital expenditures for property plant and equipment of $19.8 million. Net cash used in investing activities for fiscal year 2018 related primarily to an acquisition of an industrial imaging solutions provider for $4.8 million, and capital expenditures for property plant and equipment of $20.4 million. Net cash used in investing activities for fiscal year 2017 related to the Acquired Detector Business for $271.8 million (net of cash acquired) and capital expenditures for property plant and equipment of $20.2 million.
Net Cash Provided by (Used in) Financing Activities. Financing activities for the fiscal year 2019 primarily consisted of borrowings under our credit agreements of $85.4 million, repayments of borrowings of $87.0 million, and net proceeds from equity plans of $2.5 million. Financing activities for the fiscal year 2018 primarily consisted of borrowings under our credit agreements of $10.0 million, repayments of borrowings of $106.0 million, and net proceeds from equity plans of $4.8 million. Financing activities for the fiscal years 2017 primarily consisted of borrowings under our credit agreements of $749.0 million and net transfers from Varian of $5.0 million, partially offset by distributions to Varian of $227.1 million, repayments of borrowings of $255.0 million and payment of debt issuance costs of $11.9 million.
Days Sales Outstanding
Trade accounts receivable days sales outstanding (“DSO”) was 63 days and 68 days at September 27, 2019 and September 28, 2018, respectively. Our accounts receivable and DSO are impacted by a number of factors, primarily including the timing of product shipments, collections performance, payment terms, the mix of revenues from different regions and the effects of economic instability.

Contractual Obligations
The following table summarizes, as of September 27, 2019, the total amount of future payments due in various future periods:

	Payments Due by Period
(In millions)	Total	Fiscal Year 2020	Fiscal Years 2021-2022	Fiscal Years 2023-2024	Beyond
Operating lease obligations	$20.5	$7.5	$10.1	$2.7	$0.2
Principal payments on borrowings	400.8	30.7	370.1	—	—
DpiX fixed cost commitment	3.7	3.7	—	—	—
Dividends to redeemable interest	4.2	0.6	1.2	1.2	1.2
Total	$429.2	$42.5	$381.4	$3.9	$1.4
We lease office space under non-cancelable operating leases. The leases expire at various dates through 2025, excluding extensions at our option, and contain provisions for rental adjustments, including in certain cases, adjustments based on increases in the Consumer Price Index. The leases generally contain renewal provisions for varying periods of time.
For further discussion regarding our borrowings, see Note 8. Borrowings included in the notes to our consolidated financial statements.
In October 2013, we entered into an amended agreement with dpiX and other parties that, among other things, provides us with the right to 50% of dpiX’s total manufacturing capacity produced after January 1, 2014. The amended agreement requires us to pay for 50% of the fixed costs (as defined in the amended agreement), as determined at the beginning of each calendar year. For the remainder of calendar year 2019, we estimate that we have fixed cost commitments of $3.7 million related to this amended agreement. The fixed cost commitment for future periods will be determined and approved by the dpiX board of directors at the beginning of each calendar year. The amended agreement will continue unless the ownership structure of dpiX changes (as defined in the amended agreement).
In October 2015, we committed to grant the noncontrolling shareholders of MeVis: (1) an annual recurring net compensation of €0.95 per MeVis share; and, (2) a put right for their MeVis shares at €19.77 per MeVis share. As of September 27, 2019, noncontrolling shareholders together held approximately 0.5 million shares of MeVis, representing 26.3% of the outstanding shares.
Contingencies
From time to time, we are a party to or otherwise involved in legal proceedings, claims and government inspections or investigations, customs and duty audits and other matters both inside and outside the United States, arising in the ordinary course of our business or otherwise. Such matters are subject to many uncertainties and outcomes are not predictable with assurance.
See Part 1, Item 3 of this Annual Report for additional information regarding legal proceedings and Note 11, Commitments and Contingencies in the notes to our consolidated financial statements for further information regarding certain of our contractual obligations and contingencies, which discussion is incorporated herein by reference.
Off-Balance Sheet Arrangements
In conjunction with the sale of our products in the ordinary course of business, and consistent with industry practice, we provide standard indemnification of business partners and customers for losses suffered or incurred for property damages, death and injury and for patent, copyright or any other intellectual property infringement claims by any third parties with respect to our products. The terms of these indemnification arrangements are generally perpetual. Except for losses related to property damages, the maximum potential amount of future payments we could be required to make under these arrangements is unlimited. As of September 27, 2019, we have not incurred any material costs to defend lawsuits or settle claims related to these indemnification arrangements. As a result, we believe the estimated fair value of these arrangements is minimal.
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

Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements and related disclosures in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience and on various other factors that we believe are reasonable under the circumstances. Our critical accounting policies that are affected by accounting estimates require us to use judgments, often as a result of the need to make estimates and assumptions regarding matters that are inherently uncertain, and actual results could differ materially from these estimates. For a discussion of how these estimates and other factors may affect our business, see “Risk Factors.”
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
Inventories
Inventories are valued at the lower of cost or net realizable value. Costs include materials, labor and manufacturing overhead and is computed using standard cost (which approximates actual cost) on a first-in-first-out basis. We evaluate the carrying value of our inventories taking into consideration such factors as historical and anticipated future sales compared to quantities on hand and the prices we expect to obtain for products in our various markets. We adjust excess and obsolete inventories to net realizable value and write-downs of excess and obsolete inventories are recorded as a component of cost of revenues.
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
In fiscal years 2019, 2018 and 2017, we performed the annual goodwill impairment test for our two reporting units and found no impairment. We performed the annual goodwill analysis as of the first day of the fourth quarter of each fiscal year (using balances as of the end of the third quarter of that fiscal year). For both reporting units, based upon the annual goodwill analysis that we performed as of the first day of the fourth quarter of the respective fiscal years, either step one of the impairment test was not completed based on evaluation of qualitative factors or, if step one was completed, the fair value was substantially in excess of carrying value. However, significant changes in our projections about our operating results or other factors could cause us to make interim assessments of impairments in any quarter that could result in some or all of the goodwill being impaired.
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
Backlog
Backlog is the accumulation of all orders for which revenues have not been recognized and are still considered valid. Backlog also includes a small portion of billed service contracts that are included in deferred revenue. Our total backlog at September 27, 2019 was $265.2 million, a decrease of 13.9% from the backlog of $308.1 million at September 28, 2018.
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
Recent Accounting Standards or Updates Not Yet Effective
See Note 1, Summary of Significant Accounting Policies of the notes to the consolidated financial statements for a description of recent accounting standards, including the expected dates of adoption and the estimated effects on our consolidated financial statements.
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

We may enter into foreign currency forward and option contracts with financial institutions to protect against foreign exchange risks associated with certain existing assets and liabilities, and net investments in foreign subsidiaries. We generally hedge portions of forecasted foreign currency, typically for one month. In addition, we hold a cross-currency swap between the Euro and U.S. Dollar as a Net Investment Hedge of our recent acquisition of Direct Conversion. Depending on the spot rate between the Euro and U.S. Dollar at the time of settlement and whether we have sufficient Euros available, we may have to borrow incrementally in U.S. Dollars to settle this obligation. However, we may choose not to hedge certain foreign exchange exposures for a variety of reasons including, but not limited to, accounting considerations or the prohibitive economic cost of hedging particular exposures.
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
Interest Rate Risk
At September 27, 2019, we had total borrowings of $395.1 million (net of deferred loan costs). Borrowings under our credit facilities bear interest at floating interest rates. As a result, we are exposed to fluctuations in interest rates to the extent of our borrowings under the credit facilities. As part of our overall risk management program, we entered into several interest rate swaps designed as cash flow hedges, to hedge the floating LIBOR components of our interest rate which represented a notional value of $264.4 million of our debt as of September 27, 2019. Excluding the amount of our borrowings that is subject to fixed interest rates under our interest rate swaps, and assuming the current level of borrowings remained the same, we estimate that our interest expense would change by approximately $1.3 million annually for each one percentage point change in the average interest rate under our borrowings.
See Note 7. Financial Derivatives and Hedging Activities and Note 8. Borrowings of the notes to our consolidated financial statements for further information on interest rate hedging activities and borrowings.
Commodity Price Risk
We are exposed to market risks related to volatility in the prices of raw materials used in our products. The prices of these raw materials fluctuate in response to changes in supply and demand fundamentals and our product margins and level of profitability tend to fluctuate with changes in these raw materials prices. We try to protect against such volatility through various business strategies. During the fiscal year ended September 27, 2019, we did not have any commodity derivative instruments in place to manage our exposure to price changes.
Item 8. Financial Statements and Supplementary Data.
The Consolidated Financial Statements and Schedules listed in the Index to Financial Statements, Schedules and Exhibits on page F-1 are filed as part of this Annual Report and incorporated in this Item 8 by reference.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that such information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. The Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), with assistance from other members of management, have evaluated the effectiveness of our disclosure controls and procedures as of September 27, 2019 and, based on their evaluation, the CEO and CFO have concluded that the disclosure controls and procedures were not effective as of such date due to the material weaknesses in internal control over financial reporting described below.

To address the material weaknesses described below, and prior to filing this Annual Report on Form 10-K, we performed additional analysis and other post-closing procedures to determine our consolidated financial statements are prepared in accordance with generally accepted accounting principles. Based on these procedures, management has concluded that our consolidated financial statements included in this Form 10-K have been prepared in accordance with generally accepted accounting principles and our CEO and CFO have certified that, based on their knowledge, the consolidated financial statements, and other financial information included in this Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows for the periods presented. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an unqualified opinion on our consolidated financial statements, which appears herein.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of September 27, 2019, using the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We have identified the following control deficiencies that constituted material weaknesses in our internal control over financial reporting as of September 27, 2019:

•
We did not design and maintain an effective risk assessment process to identify and assess the risks in our business processes, specifically, we did not adequately identify new and evolving risks of material misstatement and design and implement controls to address those risks as a result of changes to our business operating environment including adoption of new accounting principles. We also did not maintain an effective control environment as we had an insufficient complement of resources with the requisite knowledge and experience to create the proper environment for effective internal control over financial reporting such that corrective activities to our internal control over financial reporting are appropriately applied, prioritized, and implemented in a timely manner. Although these deficiencies did not result in adjustments to our consolidated financial statements, until remediated, they could result in material misstatements potentially impacting all financial statement accounts and disclosures in our annual or interim consolidated financial statements that would not be prevented or detected. These material weaknesses contributed to the following control deficiencies, which are also considered to be material weaknesses:

◦
We did not design and maintain effective controls related to accounting for revenue, deferred revenue and related accounts receivable, including maintaining effective business process controls to prevent or detect misstatements in the processing of customer transactions. Specifically, we did not design and maintain effective controls related to the review of the completeness and accuracy of customer order entry, quantity and pricing. Additionally, we did not design and maintain effective controls for the effect of the adoption of and continuous accounting for Revenue from Contracts with Customers (“ASC 606”) to prevent and detect misstatements.

◦
We did not design and maintain effective controls related to accounting for inventory and cost of revenues, including maintaining effective business process controls to prevent or detect misstatements in the accuracy and valuation of inventory. Specifically, we did not maintain effective controls related to inventory count procedures, the valuation of inventory at lower of cost and net realizable value and presentation and disclosure of inventory classifications.

◦
We did not design and maintain effective controls over our financial reporting close process to prevent or detect material misstatements in our financial statements. Specifically, we did not maintain an effective business performance monitoring review control at our international entities, maintain effective controls related to the elimination of intercompany balances, design and maintain controls to identify post-close events which occur before the financial statements are available to be issued and design and maintain effective control over the review of the statement of cash flows.

The deficiencies in revenue, inventory and financial reporting close process resulted in immaterial audit adjustments and out of period adjustments to the Company’s consolidated financial statements for the fiscal years ended and as of September 27, 2019 and September 28, 2018 and respective interim periods. Additionally, until remediated, these deficiencies could result in a material misstatement impacting the aforementioned accounts and disclosures in our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined these deficiencies constitute material weaknesses.

Because of the material weaknesses described above, management concluded that we did not maintain effective internal control over financial reporting as of September 27, 2019.

A subsidiary of Varex acquired Direct Conversion AB on April 29, 2019. Management has excluded Direct Conversion AB from its evaluation of the effectiveness of internal control over financial reporting as of September 27, 2019. The total assets and total revenues of Direct Conversion represent approximately 0.8% and 0.8%, respectively, of the related consolidated financial statements amounts as of and for the fiscal year ended September 27, 2019.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an adverse audit report on the effectiveness of our internal control over financial reporting as of September 27, 2019, which appears herein.

Status of Remediation Efforts

Remediation of Material Weaknesses Reported in Fiscal Year 2018 Form 10-K

We have devoted substantial effort to remediating the areas of material weakness identified in fiscal year 2018 and continue to perform a risk assessment process to identify, design, implement, and re-evaluate the control activities. While we continue to enhance our risk assessment process to ensure that it is comprehensive, management concluded that certain material weaknesses identified in fiscal year 2018 and reported in our Annual Report on Form 10-K as of September 28, 2018, were remediated in fiscal year 2019. Specifically, material weaknesses were remediated in the areas of:

1)	information technology general controls (ITGCs) around user access and program change controls; and

2)
accounting for our operations in Germany, including maintaining effective business process controls and segregation of duties related to the authorization of transactions and journal entries, and the cutoff, completeness and accuracy of transactions.

Implementation of improvements in ITGCs around user access and program change controls included the following:

•	Performance of Control Environment Review - As part of the overall risk assessment process, we identified relevant applications and tools to enhance overall controls compliance.

•
Implementation of Control Design Review - We made significant changes to the control environment by redesigning certain controls to be aligned with the Control Objectives for Information and Related Technology (COBIT) framework and designing additional controls to ensure all identified risks were addressed. The result is effectively designed information technology general controls in the areas of change management, computer operations, backup and recovery, and security were subject to review. Security controls were reviewed by application.

•
Performance of Deficiency Specific Remediation Plans - We implemented remediation plans for each of the deficiencies, categorized by remediation actions, process implementation, and control rationalization.  Our remediation plans were focused on identifying and mitigating the risk, and our design effectiveness and operational testing were performed.

•	User Access:

◦	Sensitive access identified as being inappropriate was removed from our users of in-scope systems.

◦	Implemented real time monitoring in the form of reports and e-mail notifications. This monitoring acts as an alert whenever sensitive access has been executed.

◦	Sensitive access can now only be used through a specific defined process and requires a service ticket in advance. We review sensitive access for appropriateness quarterly.

◦
Implemented a specific segregation of duties rule-set, ensuring conflict-free roles are maintained, and user level segregation of duty conflicts are identified for remediation or mapping to certified mitigating controls.

◦
Enhanced the provisioning process by adding a preventative control for new and updated user access by incorporating our specific segregation of duties rule-set to ensure on-going compliance is maintained, and sensitive access and segregation of duty conflicts are not re-introduced into the environment.

◦	Completed a user access review for all accounts within our ERP system.

•	Change Management:

◦	We implemented an updated change management process and policy, including documented pre-approvals, testing procedures, and post approvals, as needed.

◦
Appropriate segregation of duties were implemented over making source code changes and migrating changes to the production environment.  Our users with developer access do not have access to push code to production.

Improved Germany Control Environment - We engaged outside consultants in Germany to perform a detailed review of business process control documentation, including segregation of duties, authorization of transactions, journal entries, cutoff, completeness and accuracy of transactions, key controls to execute remediation activities, and to implement appropriate controls, assess design and test operating effectiveness, and formalize our corporate-level review and approval.

Ongoing Remediation Efforts

Management has been implementing, and continues to implement, measures designed to ensure (a) that control deficiencies contributing to the remaining material weaknesses in the areas of risk assessment, control environment, revenue, inventory, and financial reporting close are remediated, and (b) that these controls are designed, implemented, and operating effectively. Specifically, we are implementing the following changes:

•
Risk Assessment Process - We are devoting substantial effort in performing a comprehensive risk assessment process to identify, design, implement, and re-evaluate our control activities related to the above mentioned material weakness in our internal control over financial reporting, including monitoring controls related to the design and operating effectiveness of certain control activities pertaining to our business process environment, as more fully discussed below.

•
Control Environment - We are committed to and are developing plans to attract, develop, and retain additional competent individuals in alignment with our objectives to remediate areas of material weakness, and to create the proper environment for effective internal control over financial reporting such that corrective activities to our internal control over financial reporting are appropriately applied, prioritized, and implemented in a timely manner. In addition, we are reviewing our oversight and supervision of our outside consultants that assist in our evaluation of internal controls and improving project management over internal controls

•
Revenue Processes - We are implementing controls over (i) standard contract reviews, (ii) customer invoice reviews, (iii) review of monthly sales order changes and (iv) an addition of a management review control that reviews and approves the summary of service billings for the period. We revised the revenue recognition controls due to the transition to ASC 606 and will continue to improve our review controls around the completeness and accuracy of customer order entry, quantity and pricing, and the continuing accounting for ASC 606.

•
Inventory Processes - We are implementing controls over (i) review of inventory adjustments and approvals and (ii) review over variance analysis. We continue to improve our inventory count procedures, review and valuation controls over inventory.

•
Financial Close Processes - To be consistent with our consolidated monthly closing financial statement review meetings, we continue to enhance controls over international business performance reviews to include improved documentation of items for follow-up and resolution, expand our review over completeness and accuracy of intercompany balances, design controls to identify post-close events which occur before the financial statements are available to be issued and enhance controls over the review of the statement of cash flows.

The following represent ongoing remediation efforts related to implemented enhancements to our control environment that we believe will support our ongoing remediation efforts of any remaining material weaknesses:

Formal ICOFR Function - We are enhancing our control environment to include a formal internal control over financial reporting (ICOFR) compliance project management office (PMO) and ICOFR execution function. The roles and responsibilities of the PMO include the management of overall ICOFR timelines, coordination and communication with external and internal audit, process owner working sessions and related follow-up activities, coordination with international operations, and oversight of Company's remediation efforts. The Company has supplemented its internal resources with outside consultants recognized as experts in ICOFR program execution and have augmented process owner awareness and accountability with various training protocols as well as an ICOFR execution and monitoring program application.

Risk Management Committee - We formed an executive Risk Management Committee, which meets regularly, to review risk management and internal audit status updates, ICOFR status, and other compliance areas of focus. A detailed remediation and compliance plan, related timeline and critical milestones were developed, and reviewed with the committee on a regular basis.

Monthly / Quarterly Financial Process - We are implementing an improved financial close process and reporting process that includes;

i.	Monthly closing calendar supplementing the existing quarterly close calendar.

ii.	Monthly closing financial statement review meetings with process owners and financial reporting leadership.

iii.
Disclosure committee meetings, which include formal documented quarterly meetings with relevant business unit heads and other corporate functions to ensure all potential issues are escalated and resolved prior to finalizing the financial statements.

iv.	The financial statements are reviewed and approved by the disclosure committee, key financial management, legal department, the audit committee and other relevant process owners prior to filing.

v.	We have implemented controls to ensure the appropriate foreign currency rates are utilized in the financial reporting close process.

vi.	Quarterly, account reconciliations are reviewed and approved in accordance with our Account Reconciliation Policy.

vii.	We have implemented controls to ensure the segment and geographic reporting is correct.

We believe that these actions will remediate the remaining material weaknesses, although additional changes and improvements may be identified and adopted as we continue to evaluate and implement our remediation plans. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively. In particular, the material weakness for risk assessment and control environment will not be considered remediated until the material weaknesses within revenue, inventory and financial reporting close have been remediated. As a result, until remediated, these material weaknesses could result in material misstatements potentially impacting all financial statement accounts and disclosures in our annual or interim consolidated financial statements that would not be prevented or detected.

Changes in Internal Control Over Financial Reporting
During the quarter ended September 27, 2019, we determined that there was an additional material weakness related to our control environment, as well as additions to the material weakness in the financial reporting close process, as described above.
The remediation activities described below are changes in internal control over financial reporting during the quarter ended September 27, 2019 that have materially affected, or are reasonably likely to materially affect, our ICOFR.

Improvements to Entity Level Controls - We operated entity and corporate-level controls to support the overall control environment over financial reporting, including enhanced training and development activities around control ownership and operation, improved technologies to facilitate certifications, ongoing documentation and testing efforts, and increased accountability and overall communication.

Specific Analysis of Deficiencies and Identification of Remediation Activities - We implemented a systematic risk-based approach for identifying and implementing remediation efforts to address the six (6) material weaknesses disclosed in fiscal year 2018. We performed a detailed review of all deficiencies that were previously disclosed as material weaknesses: risk assessment, ITGC / user access, revenue, inventory, Germany operations, and the financial reporting close process.

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
The information required by this item with respect to our executive officers is set forth in Part I of this Annual Report on Form 10-K and information relating to the availability of our code of conduct for executive officers and directors is set out below. The other information required by this item is incorporated by reference from our definitive proxy statement for the 2020 Annual Meeting of Stockholders under the captions “Proposal One — Election of Directors.” and “Stock Ownership-Section 16(a) Beneficial Ownership Reporting Compliance.” Our definitive proxy statement for the 2020 Annual Meeting of Stockholders will be filed with the SEC no later than 120 days after September 27, 2019.
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
Item 11. Executive Compensation.
The information required by this item is incorporated by reference from our definitive proxy statement for the 2020 Annual Meeting of Stockholders under the caption “Executive Compensation.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference from our definitive proxy statement for the 2020 Annual Meeting of Stockholders under the caption “Stock Ownership” and “Executive Compensation.”
Item 13. Certain Relationships and Related Transactions and Director Independence.
The information required by this item with respect to certain relationships and related transactions is incorporated by reference from our definitive proxy statement for the 2020 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions.” The information required by this item with respect to director and committee member independence is incorporated by reference from our definitive proxy statement for the 2020 Annual Meeting of Stockholders under the caption “Proposal One-Election of Directors.”
Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference from our definitive proxy statement for the 2020 Annual Meeting of Stockholders under the caption “Proposal Four-Ratification of the Appointment of Our Independent Registered Public Accounting Firm.”

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

3.2*	Amended and Restated Bylaws of Company, as amended January 27, 2017 (incorporated by reference to Exhibit 3.2 to Company’s Current Report on Form 8-K filed January 30, 2017, SEC File No. 001-37860).

4.1**	Information required by Item 202(a) through (d) and (f) of Regulation S-K for each class of Company securities that is registered under Section 12 of the Exchange Act.

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

10.10*†
Form of Restricted Stock Unit Award Agreement under the 2017 Omnibus Stock Plan (incorporated by reference to Exhibit 10.2 to Company’s Current Report on Form 8-K filed February 16, 2017, SEC File No. 001-37860).

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

10.18*†	Form of Grant Agreement for Deferred Stock Units under the 2017 Omnibus Stock Plan.

10.19*	Amendment to Credit Agreement dated September 28, 2018 (incorporated by reference to Exhibit 10.1 to Company's Current Report on Form 8-K filed on October 3, 2018. SEC File 001-37860)

10.20*
Amendment No. 2 to Credit Agreement, dated September 28, 2018 with Bank of America, N.A., as administrative agent, and the other lender parties thereto (incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K filed on October 3, 2018, SEC File 001-37860).

10.21*
Amendment No. 3 dated March 21, 2019 to Credit Agreement with Bank of America, N.A., as administrative agent, and the other lender parties thereto (incorporated by reference to Exhibit 10.2 to Company's Quarterly Report on Form 10-Q filed on May 8, 2019, SEC File 001-37860).

10.22*
Amendment No. 4 to Credit Agreement dated September 26, 2019 between Varex Imaging Corporation, Bank of America, N.A., as administrative agent and the lenders and guarantors party thereto (incorporated by reference to Exhibit 10.1 to Company's Current Report on Form 8-K filed on October 2, 2019, SEC File 001-37860).

10.23*
Share Purchase Agreement dated March 21, 2019 between Varex Imaging Corporation, Varex Imaging Investments, B.V. and certain shareholders of Direct Conversions AB (publ) (incorporated by reference to Exhibit 10.1 to Company's Quarterly Report on Form 10-Q filed on May 8, 2019, SEC File 001-37860).

21.1**	List of Subsidiaries as of November 5, 2019

23.1**	Consent of Independent Registered Public Accounting Firm

31.1**	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2**	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1**	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated herein by reference

**	Filed herewith

†	Management contract or compensatory agreement.

++	Portions of this exhibit have been omitted pursuant to a confidential treatment request filed pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

Item 16. Form 10-K Summary
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VAREX IMAGING CORPORATION

Date:	December 20, 2019	By:	/s/ CLARENCE R. VERHOEF
Clarence R. Verhoef
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ SUNNY S. SANYAL	President and Chief Executive Officer and Director (Principal Executive Officer)	December 20, 2019
Sunny S. Sanyal

/s/ CLARENCE R. VERHOEF	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	December 20, 2019
Clarence R. Verhoef

/s/ KEVIN B. YANKTON	Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	December 20, 2019
Kevin B. Yankton

/s/ RUEDIGER NAUMANN-ETIENNE	Chairman of the Board	December 20, 2019
Ruediger Naumann-Etienne

/s/ JOCELYN D. CHERTOFF	Director	December 20, 2019
Jocelyn D. Chertoff

/s/ CHRISTINE A. TSINGOS	Director	December 20, 2019
Christine A. Tsingos

/s/ JAY K. KUNKEL	Director	December 20, 2019
Jay K. Kunkel

/s/ ERICH R. REINHARDT	Director	December 20, 2019
Erich R. Reinhardt

/s/ WALTER M ROSEBROUGH, JR.	Director	December 20, 2019
Walter M Rosebrough, Jr.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Varex Imaging Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Varex Imaging Corporation and its subsidiaries (the “Company”) as of September 27, 2019 and September 28, 2018, and the related consolidated statements of earnings, of comprehensive earnings, of equity and of cash flows for each of the three years in the period ended September 27, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 27, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 27, 2019 and September 28, 2018, and the results of its operations and its cash flows for each of the three years in the period ended September 27, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of September 27, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date related to (i) ineffective risk assessment process to identify and assess the risks in the Company’s business processes, (ii) ineffective control environment as the Company had an insufficient complement of resources with the requisite knowledge and experience to create the proper environment for effective internal control over financial reporting such that corrective activities to the Company’s internal control over financial reporting are appropriately applied, prioritized, and implemented in a timely manner, (iii) ineffective controls related to accounting for revenue, deferred revenue and related accounts receivable, including maintaining effective business process controls to prevent or detect misstatements in the processing of customer transactions, and the effect of the adoption of and continuous accounting for Revenue from Contracts with Customers, (iv) ineffective controls related to accounting for inventory and cost of revenues, including maintaining effective business process controls to prevent or detect misstatements in the accuracy, valuation, presentation and disclosure of inventory, and (v) ineffective controls over the Company’s financial reporting close process to prevent or detect misstatements in the financial statements, including ineffective business performance monitoring review control over the Company’s international entities, ineffective controls related to elimination of intercompany balances, ineffective controls to identify post-close events which occur before the financial statements are available to be issued, and ineffective controls over the review of the statement of cash flows.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the September 27, 2019 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Change in Accounting Principle
As discussed in Note 18 to the consolidated financial statements, the Company changed the manner in which it accounts for revenue effective September 29, 2018.

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

As described in Management’s Annual Report on Internal Control Over Financial Reporting, management has excluded Direct Conversion AB from its assessment of internal control over financial reporting as of September 27, 2019 because it was acquired by the Company in a purchase business combination during the fiscal year ended September 27, 2019. We have also excluded Direct Conversion AB from our audit of internal control over financial reporting. Direct Conversion AB is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 0.8% and 0.8%, respectively, of the related consolidated financial statement amounts as of and for the year ended September 27, 2019.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Consolidated Financial Statements - Impact of Resources and Controls Related to Risk Assessment and Financial Reporting

The completeness and accuracy of the consolidated financial statements, including the financial condition, results of operations and cash flows, is dependent on, in part, (i) designing and maintaining monitoring controls related to the identification and assessment of risk in the business process environment, (ii) designing and maintaining financial reporting controls, including information technology general controls, and financial reporting close controls related to review of international operations, intercompany balances, post-close events and the statement of cash flows, and (iii) maintaining sufficient resources to create the proper environment for effective internal control over financial reporting.

The principal considerations for our determination that performing procedures relating to the consolidated financial statements - impact of resources and controls related to risk assessment and financial reporting is a critical matter are there was a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to information systems and businesses processes, which affect substantially all financial statement account balances and disclosures. As described above in the “Opinions on the Financial Statements and Internal Control over Financial Reporting” section, material weaknesses were identified as of September 27, 2019 related to (i) ineffective risk assessment, (ii) ineffective control environment, and (iii) the financial reporting close process. Additionally, as previously disclosed by management, material weaknesses related to (i) information technology general controls and (ii) accounting for the Company’s operations in Germany existed during the year ended September 27, 2019.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included, among others, evaluating the nature and extent of audit procedures performed and evidence obtained. These procedures also included manually testing the completeness and accuracy of system reports or other information generated by the Company's Information Technology (IT) systems.

Revenue Recognition, including Adoption of the New Revenue Accounting Standard

As described in Notes 1 and 18 to the consolidated financial statements, the Company’s consolidated revenue was $780.6 million for the year ended September 27, 2019. Effective September 29, 2018, the Company adopted the new revenue accounting standard. The Company determines revenue recognition through the following steps: identification of the contract, or contracts, with a customer, identification of the performance obligations in the contract, determination of the transaction price, allocation of the transaction price to the performance obligations in the contract, and recognition of revenue when, or as, a performance obligation is satisfied. The Company’s revenues are derived primarily from the sale of hardware and services and are recognized net of any value-added or sales tax and net of sales discounts.
The principal considerations for our determination that performing procedures relating to revenue recognition, including adoption of the new revenue accounting standard, is a critical audit matter are there was a high degree of auditor judgment, subjectivity and effort in performing procedures and in evaluating the audit evidence obtained related to revenue recognition, including the adoption of the new revenue accounting standard. As described above in the “Opinions on the Financial Statements and Internal Control over Financial Reporting” section, a material weakness was identified as of September 27, 2019 related to the accounting for revenue, deferred revenue and related accounts receivable, specifically including the review of the completeness and accuracy of customer order entry, quantity and pricing, and the effect of the adoption of and continuous accounting for revenue from contracts with customers.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, evaluating management’s process for determining the application of the new revenue accounting standard to the Company’s revenue, evaluating the reasonableness of management’s judgments, and evaluating the impacts of adoption identified by management. Testing management’s application of the new revenue accounting standard included examining revenue arrangements on a test basis, including assessing the terms and conditions of the arrangement and performing procedures to test the adjustments recorded upon adoption. These procedures also included (i) manually testing the completeness and accuracy of system reports or other information generated by the Company’s IT systems and (ii) evaluating the nature and extent of audit procedures performed and evidence obtained.
Inventories
As described in Note 1 to the consolidated financial statements, the Company’s consolidated inventory balance was $248.2 million as of September 27, 2019. The Company values inventories at the lower of cost or net realizable value. Costs include materials, labor and manufacturing overhead and is computed using standard cost (which approximates actual cost) on a first-in-first-out basis. The Company evaluates the carrying value of its inventories taking into consideration such factors as historical and anticipated future sales compared to quantities on hand and the prices the Company expects to obtain for products in its various markets. The Company adjusts excess and obsolete inventories to net realizable value and write-downs of excess and obsolete inventories are recorded as a component of cost of revenues.
The principal considerations for our determination that performing procedures relating to inventories is a critical audit matter are there was a high degree of auditor judgment, subjectivity and effort in performing procedures and in evaluating audit evidence related to the existence and valuation of inventory. As described above in the “Opinions on the Financial Statements and Internal Control over Financial Reporting” section, a material weakness was identified as of September 27, 2019 related to accounting for inventory and cost of revenue, specifically including maintaining effective controls related to inventory count procedures, the valuation of inventory at lower of cost and net realizable value, and presentation and disclosure of inventory classifications.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, performing procedures to test the existence of inventories and evaluating and testing management’s process for determining the valuation of inventories. These procedures also included (i) manually testing the completeness and accuracy of system reports or other information generated by the Company’s IT systems and (ii) evaluating the nature and extent of audit procedures performed and evidence obtained.
Acquisition of Direct Conversion AB - Intangible Assets

As described in Note 2 to the consolidated financial statements, the Company completed the acquisition of Direct Conversion AB for net consideration of $79.4 million in 2019, which resulted in $32.9 million of intangible assets being recorded. Those intangible assets were comprised primarily of developed technology of $18.4 million and customer relationships of $9.0 million. Intangibles were valued primarily using a discounted cash flow, which included estimated revenue growth and discount rate.
The principal considerations for our determination that performing procedures relating to the intangible assets recorded with the acquisition of Direct Conversion AB is a critical audit matter are there was a high degree of auditor judgment and subjectivity in applying procedures relating to the fair value measurement of intangible assets acquired due to the significant judgment by management when developing the fair value of the intangible assets. Significant audit effort was required in performing procedures to evaluate the discounted cash flow, the estimated revenue growth, and the discount rate. The audit effort also involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of intangible assets and controls over development of the assumptions related to the valuation of intangible assets, including discounted cash flow, estimated revenue growth, and the discount rate. These procedures also included, among others (i) reading the purchase agreement, (ii) testing management’s process for estimating the fair value of intangible assets, and (iii) testing the completeness and accuracy of the data used in the discounted cash flow and evaluating the reasonableness of significant assumptions, including the discounted cash flow, the estimated revenue growth and the discount rate. Evaluating the reasonableness of the discounted cash flow, including the revenue growth, involved considering the past performance of the acquired business, as well as economic and industry forecasts, and considering whether they were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the valuation methods and evaluating significant assumptions, including the discount rate.

/s/ PricewaterhouseCoopers LLP

Salt Lake City, Utah
December 20, 2019

We have served as the Company’s auditor since 2016.

VAREX IMAGING CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS

	Fiscal Years
(In millions, except per share amounts)	2019	2018	2017
Revenues, net	$780.6	$773.4	$698.1
Cost of revenues	523.9	519.5	444.6
Gross margin	256.7	253.9	253.5
Operating expenses:
Research and development	78.1	83.0	67.3
Selling, general and administrative	128.1	123.4	102.5
Impairment of intangible assets	4.8	3.0	—
Total operating expenses	211.0	209.4	169.8
Operating earnings	45.7	44.5	83.7
Interest income	0.1	0.2	0.2
Interest expense	(21.1)	(21.7)	(12.3)
Other (expense) income, net	(3.2)	2.7	3.2
Interest and other expenses, net	(24.2)	(18.8)	(8.9)
Earnings before taxes	21.5	25.7	74.8
Taxes (benefit) on earnings	5.7	(2.6)	22.8
Net earnings	15.8	28.3	52.0
Less: Net earnings attributable to noncontrolling interests	0.3	0.8	0.4
Net earnings attributable to Varex	$15.5	$27.5	$51.6
Net earnings per common share attributable to Varex
Basic	$0.41	$0.73	$1.37
Diluted	$0.40	$0.72	$1.36
Weighted average common shares outstanding
Basic	38.2	37.9	37.6
Diluted	38.6	38.4	38.0

See accompanying notes to the consolidated financial statements.

VAREX IMAGING CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Fiscal Years
(In millions)	2019	2018	2017
Net earnings	$15.8	$28.3	$52.0
Other comprehensive (loss) earnings, net of tax:
Unrealized (loss) gain on interest rate swap contracts	(6.2)	5.2	0.6
Unrealized (loss) gain on defined benefit obligations	(1.3)	(0.2)	0.2
Other comprehensive (loss) earnings, net of tax	(7.5)	5.0	0.8
Comprehensive earnings	8.3	33.3	52.8
Less: Comprehensive earnings attributable to noncontrolling interests	0.3	0.8	0.4
Comprehensive earnings attributable to Varex	$8.0	$32.5	$52.4

See accompanying notes to the consolidated financial statements.

VAREX IMAGING CORPORATION
CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)	September 27, 2019	September 28, 2018
Assets
Current assets:
Cash and cash equivalents	$29.9	$51.9
Accounts receivable, net of allowance for doubtful accounts of $1.0 and $0.6 at September 27, 2019 and September 28, 2018, respectively	141.0	154.0
Inventories	248.2	235.1
Prepaid expenses and other current assets	19.3	17.1
Total current assets	$438.4	$458.1
Property, plant and equipment, net	142.3	144.9
Goodwill	290.8	243.6
Intangibles assets, net	86.3	73.8
Investments in privately-held companies	53.6	51.0
Other assets	27.5	16.5
Total assets	$1,038.9	$987.9
Liabilities, redeemable noncontrolling interests and stockholders' equity
Current liabilities:
Accounts payable	$58.2	$66.3
Accrued liabilities	75.7	47.5
Current maturities of long-term debt	30.7	25.0
Deferred revenues	10.5	13.2
Total current liabilities	$175.1	$152.0
Long-term debt, net	364.4	364.8
Deferred tax liabilities	8.2	23.2
Other long-term liabilities	32.5	8.5
Total liabilities	$580.2	$548.5
Commitments and contingencies (Note 11)
Redeemable noncontrolling interests	10.5	11.1
Equity:
Preferred stock, $.01 par value: 20,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value: 150,000,000 shares authorized
Shares issued and outstanding: 38,371,305 and 38,026,597 at September 27, 2019 and September 28, 2018, respectively	0.4	0.4
Additional paid-in capital	371.8	357.6
Accumulated other comprehensive (loss) income	(1.7)	5.8
Retained earnings	74.4	62.4
Total Varex stockholders' equity	$444.9	$426.2
Noncontrolling interests	3.3	2.1
Total stockholders' equity	$448.2	$428.3
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$1,038.9	$987.9
See accompanying notes to the consolidated financial statements.

VAREX IMAGING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years
(In millions)	2019	2018	2017
Cash flows from operating activities:
Net earnings	$15.8	$28.3	$52.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Share-based compensation expense	11.7	10.0	8.4
Depreciation	23.5	26.0	16.9
Amortization of intangible assets	15.7	16.2	10.5
Impairment of intangible assets	4.8	3.0	—
Other assets impairment charges	—	1.3	—
Inventory write-down	3.1	3.1	—
Deferred taxes	(12.9)	(7.7)	(8.9)
Amortization of deferred loan costs	2.4	2.3	1.8
Loss (gain) from equity method investments, net of dividends received	2.3	(3.9)	(1.3)
Other, net	0.8	0.7	1.8
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	14.8	9.0	(23.1)
Inventories	(11.1)	(2.4)	(4.2)
Prepaid expenses and other assets	4.3	2.0	(10.1)
Accounts payable	(9.0)	5.2	4.9
Accrued operating liabilities and other long-term operating liabilities	10.9	(10.2)	28.1
Deferred revenues	(5.2)	2.4	(1.6)
Net cash provided by operating activities	71.9	85.3	75.2
Cash flows from investing activities:
Purchases of property, plant and equipment	(19.8)	(20.4)	(20.2)
Acquisitions of businesses, net of cash acquired	(69.5)	(4.8)	(271.8)
Investments in privately-held companies	(3.9)	—	—
Net cash used in investing activities	(93.2)	(25.2)	(292.0)
Cash flows from financing activities:
Net transfers from parent	—	—	5.0
Distributions to Varian Medical Systems, Inc.	—	—	(227.1)
Taxes related to net share settlement of equity awards	(2.1)	(2.3)	(1.9)
Borrowings under credit agreements	85.4	10.0	749.0
Repayments of borrowing under credit agreements	(87.0)	(106.0)	(255.0)
Proceeds from exercise of stock options	0.8	3.8	2.8
Proceeds from shares issued under employee stock purchase plan	3.8	3.3	—
Excess tax benefits from share-based compensation	—	—	2.4
Payment of debt issuance costs	(0.5)	(0.4)	(11.9)
Contributions from noncontrolling partner	—	1.8	—
Dividends paid to redeemable noncontrolling interest	(0.5)	(0.6)	—
Net cash (used in) provided by financing activities	(0.1)	(90.4)	263.3
Effects of exchange rate changes on cash and cash equivalents and restricted cash	(0.7)	(0.5)	0.9
Net (decrease) increase in cash and cash equivalents and restricted cash	(22.1)	(30.8)	47.4
Cash and cash equivalents and restricted cash at beginning of period	53.4	84.2	36.8
Cash and cash equivalents and restricted cash at end of period	$31.3	$53.4	$84.2
Supplemental cash flow information:
Cash paid for interest	$19.9	$19.3	$9.8
Cash paid for income tax	8.2	13.8	6.0
Supplemental non-cash activities:
Purchases of property, plant and equipment financed through accounts payable	$1.8	$2.0	$4.0
Transfers of property, plant and equipment from Varian Medical Systems, Inc.	—	—	15.0
Other non-cash transfers to Varian Medical Systems, Inc.	—	—	1.6
See accompanying notes to the consolidated financial statements.

VAREX IMAGING CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Additional Paid-in Capital	Net Parent Investment	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Varex Equity	Noncontrolling Interests	Total Stockholders' Equity
(In millions)	Shares	Amount
September 30, 2016	—	—	—	526.0	—	—	526.0	—	526.0
Net earnings	—	—	—	16.5	—	35.1	51.6	—	51.6
Net transfers from parent	—	—	—	18.4	—	—	18.4	—	18.4
Distribution to Varian Medical Systems	—	—	—	(227.1)	—	—	(227.1)	—	(227.1)
Conversion of net parent investment into common stock	37.4	0.4	333.4	(333.8)	—	—	—	—	—
Exercise of stock options	0.1	—	2.8	—	—	—	2.8	—	2.8
Common stock issued upon vesting of restricted shares	0.2	—	—	—	—	—	—	—	—
Shares withheld on vesting of restricted stock	(0.1)	—	(1.9)	—	—	—	(1.9)	—	(1.9)
Share-based compensation	—	—	6.2	—	—	—	6.2	—	6.2
Unrealized gain on interest rate swap contracts, net of tax	—	—	—	—	0.6	—	0.6	—	0.6
Unrealized gain on defined benefit obligations, net of tax	—	—	—	—	0.2	—	0.2	—	0.2
Tax impacts to APIC related to share-based award activity	—	—	2.4	—	—	—	2.4	—	2.4
Other	—	—	(0.2)	—	—	—	(0.2)	—	(0.2)
September 29, 2017	37.6	0.4	342.7	—	0.8	35.1	379.0	—	379.0
Net earnings	—	—	—	—	—	27.5	27.5	0.3	27.8
Exercise of stock options	0.2	—	3.8	—	—	—	3.8	—	3.8
Common stock issued upon vesting of restricted shares	0.2	—	—	—	—	—	—	—	—
Shares withheld on vesting of restricted stock	(0.1)	—	(2.2)	—	—	—	(2.2)	—	(2.2)
Common stock issued under employee stock purchase plan	0.1		3.3	—	—	—	3.3	—	3.3
Share-based compensation	—	—	10.0	—	—	—	10.0	—	10.0
Unrealized gain on interest rate swap contracts, net of tax	—	—	—	—	5.2	—	5.2	—	5.2
Unrealized loss on defined benefit obligations, net of tax	—	—	—	—	(0.2)	—	(0.2)	—	(0.2)
Capital contribution by noncontrolling interest	—	—	—	—	—	—	—	1.8	1.8
Other	—	—	—	—	—	(0.2)	(0.2)	—	(0.2)
September 28, 2018	38.0	$0.4	$357.6	$—	$5.8	$62.4	$426.2	$2.1	$428.3
Effect of adoption of ASC 606	—	—	—	—	—	(3.5)	(3.5)	—	(3.5)
Net earnings	—	—	—	—	—	15.5	15.5	(0.2)	15.3
Exercise of stock options	—	—	0.8	—	—	—	0.8	—	0.8
Common stock issued upon vesting of restricted shares	0.2	—	—	—	—	—	—	—	—
Shares withheld on vesting of restricted stock	—	—	(2.1)	—	—	—	(2.1)	—	(2.1)
Common stock issued under employee stock purchase plan	0.2	—	3.8	—	—	—	3.8	—	3.8
Share-based compensation	—	—	11.7	—	—	—	11.7	—	11.7
Unrealized loss on interest rate swap contracts, net of tax	—	—	—	—	(6.2)	—	(6.2)	—	(6.2)
Unrealized loss on defined benefit obligations, net of tax	—	—	—	—	(1.3)	—	(1.3)	—	(1.3)
Noncontrolling interest acquired/consolidated	—	—	—	—	—	—	—	1.4	1.4
September 27, 2019	38.4	$0.4	$371.8	$—	$(1.7)	$74.4	$444.9	$3.3	$448.2

See accompanying notes to the consolidated financial statements.

VAREX IMAGING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Varex Imaging Corporation (the “Company,” “Varex” or “Varex Imaging”) designs, manufactures, sells and services a broad range of Medical products, which include X-ray imaging components, including X-ray tubes, digital detectors and accessories, high voltage connectors, image processing software and workstations, computer-aided diagnostic software, collimators, automatic exposure control devices, generators, ionization chambers and buckys, for use in a range of applications, including radiographic or fluoroscopic imaging, mammography, computed tomography, oncology and computer-aided detection. The Company sells its products to imaging system original equipment manufacturer (“OEM”) customers for incorporation into new medical diagnostic, radiation therapy, dental, and veterinary, to independent service companies, distributors and directly to end-users for replacement purposes.
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
Basis of Presentation and Principle of Consolidation
The accompanying consolidated financial statements are audited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Prior to January 28 2017, the date of separation and distribution, the financial statements were prepared on a stand-alone basis and were derived from Varian’s consolidated financial statements and records as it operated as part of Varian prior to the distribution, in conformity with GAAP. Prior to the separation and distribution, the consolidated financial statements included allocations of certain Varian corporate expenses these costs were allocated to the Company on the basis of direct usage when identifiable or other systematic measures that reflect utilization of services provided to or benefits received by the Company.
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
Net parent investment in the consolidated statements of equity represents Varian’s historical investment in the Company, the net effect of transactions with and allocations from Varian and the Company’s accumulated earnings.
Reclassification
The Company has reclassified $3.0 million from selling, general and administrative expense to impairment of intangible assets for the year ended September 28, 2018, to conform to the current year's presentation. Such reclassifications had no impact on net earnings as previously reported.

Segment Reporting
The Company has two reportable operating segments; (i) Medical and (ii) Industrial, which aligns with how its CEO, who is the Company's Chief Operating Decision Maker (“CODM”), reviews the Company’s performance. See Note 15. Segment Information, included in this report, for further information on the Company’s segments.
Fiscal Year
The fiscal years of the Company as reported are the 52 or 53-week period ending on the Friday nearest September 30. Fiscal year 2019 was the 52-week period that ended on September 27, 2019. Fiscal year 2018 was the 52-week period that ended on September 28, 2018. Fiscal year 2017 was the 52-week period that ended on September 29, 2017.
Variable Interest Entities
For entities in which the Company has variable interests, the Company focuses on identifying which entity has the power to direct the activities that most significantly impact the variable interest entity’s economic performance and which enterprise has the obligation to absorb losses or the right to receive benefits from the variable interest entity. If the Company is the primary beneficiary of a variable interest entity, the assets, liabilities and results of operations of the variable interest entity will be included in the Company’s consolidated financial statements. As of September 27, 2019, the Company had two variable interest entities neither of which were consolidated.
 Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates include the valuation of inventories, goodwill and intangible assets, impairment on investments, and taxes on earnings. Actual results could differ from these estimates.
Cash and Cash Equivalents
The Company considers currency on hand, demand deposits, time deposits and all highly-liquid investments with an original maturity of three months or less at the date of purchase to be cash and cash equivalents.
Restricted Cash
Restricted cash primarily consists of cash collateral related to certain leases and inventory arrangements. Restricted cash is included in other assets on the consolidated balance sheet. Cash and cash equivalents and restricted cash as reported within the consolidated statements of cash flows consisted of the following:

	Twelve Months Ended September 27, 2019		Twelve Months Ended September 28, 2018
	Beginning of Period	End of Period	Beginning of Period	End of Period
Cash and cash equivalents	$51.9	$29.9	$83.3	$51.9
Restricted cash	1.5	1.4	0.9	1.5
Cash and cash equivalents and restricted cash as reported per statement of cash flows	$53.4	$31.3	$84.2	$53.4

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
Derivative instruments and hedging activities
The Company records all derivatives on the balance sheet at fair value. Derivatives designated as a hedge are recorded on the Consolidated Balance Sheets at fair value as of the reporting date. For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative is reported as a component of other comprehensive income or loss and reclassified from accumulated other comprehensive loss into earnings when the hedged transaction affects earnings.  For derivatives that are designated and qualify as net investment hedges, the gain or loss on the derivative is reported as a component of other comprehensive income or loss. Time value is excluded and the cash payments are recognized as an adjustment to interest expense. A qualitative assessment of hedge effectiveness is performed on a quarterly basis, unless facts and circumstances indicate the hedge may no longer be highly effective.
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
Credit is extended to customers based on an evaluation of the customer’s financial condition, and collateral is not required. During the periods presented, one of the Company's Medical segment customers accounted for a significant portion of revenues, which is as follows:

	Fiscal Year
	2019	2018	2017
Canon Medical Systems Corporation	17.3%	18.1%	19.3%

Canon Medical Systems Corporation accounted for 10.1% and 9.8% of the Company’s accounts receivable as of September 27, 2019 and September 28, 2018, respectively.
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
and the prices the Company expects to obtain for products in its various markets. The Company adjust excess and obsolete inventories to net realizable value and write-downs of excess and obsolete inventories are recorded as a component of cost of revenues.
The following table summarizes the Company’s inventories, net:

(In millions)	September 27, 2019	September 28, 2018
Raw materials and parts	$160.1	$149.9
Work-in-process	27.9	25.4
Finished goods	60.2	59.8
Total inventories	$248.2	$235.1

Property, Plant and Equipment, net
Property, plant and equipment are stated at cost, net of accumulated depreciation. Major improvements are capitalized, while repairs and maintenance are expensed as incurred. Depreciation are computed using the straight-line method over the estimated useful lives of the assets. Land is not subject to depreciation, but land improvements are depreciated over fifteen years. Land leasehold rights and leasehold improvements are depreciated over the lesser of their estimated useful lives or remaining lease terms. Buildings are depreciated over twenty years. Machinery and equipment are depreciated over their estimated useful lives, which range from three years to seven years. Assets subject to lease are depreciated over the lesser of their estimated useful lives or remaining lease terms. Estimated useful lives are periodically reviewed and, when appropriate, changes are made prospectively. When certain events or changes in operating conditions occur, asset lives may be adjusted, and an impairment assessment may be performed on the recoverability of the carrying amounts. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are removed from the accounts.
The following table summarizes the Company’s property, plant and equipment, net:

(In millions)	September 27, 2019	September 28, 2018
Land	$8.3	$8.3
Buildings and leasehold improvements	134.4	138.1
Machinery	170.7	166.1
Construction in progress	28.5	23.1
	$341.9	$335.6
Accumulated depreciation and amortization	(199.6)	(190.7)
Property, plant, and equipment, net	$142.3	$144.9

The Company recorded depreciation expense of $23.5 million, $26.0 million and $16.9 million, in fiscal years 2019, 2018 and 2017, respectively. During fiscal year 2019 the company recorded accelerated depreciation of $4.5 million on the machinery and equipment used in the fabrication of amorphous silicon glass at its facility in Santa Clara, CA. See Note 4. Restructuring, included in this report, for further information. During fiscal year 2018 the company recorded accelerated depreciation of $4.2 million on the machinery and equipment used in the fabrication of amorphous silicon glass at its facility in Santa Clara, CA. See Note 4. Restructuring, included in this report, for further information.
Investments
The Company accounts for its equity investments in privately-held companies under the equity method of accounting if the Company has the ability to exercise significant influence in these investments. Distributions received from an equity method investment are classified using the cumulative earnings approach. Under the cumulative earnings approach, distributions up to the amount of cumulative equity in earnings recognized will be treated as returns on investment as operating cash flows and those in excess of that amount will be treated as returns of investment as investing cash flows. The Company monitors these equity investments for impairment and makes appropriate reductions in carrying values if the Company determines that impairment charges are required based primarily on the financial condition and near-term prospects of these companies.
Goodwill and Intangible Assets
Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net identified tangible and intangible assets acquired. Purchased intangible assets are carried at cost, net of accumulated amortization, and are included in intangible assets in the Company's consolidated balance sheets. Intangible assets with finite lives are amortized over their estimated useful lives of primarily two years to seven years using the straight-line method.
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

The Company evaluates goodwill and indefinite lived intangible assets for impairment at least annually at the beginning of the fourth quarter of each fiscal year or whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company performs a step one analysis, which consists of a comparison of the fair value of a reporting unit against its carrying amount, including the goodwill allocated to each reporting unit. The Company determines the fair value of its reporting units based on a combination of income and market approaches. The income approach is based on the present value of estimated future cash flows of the reporting units, and the market approach is based on a market multiple calculated for each reporting unit based on market data of other companies engaged in similar business. If the carrying amount of the reporting unit is in excess of its fair value, step two requires the comparison of the implied fair value of the reporting unit’s goodwill against the carrying amount of the reporting unit’s goodwill. Any excess of the carrying value of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill is recorded as an impairment loss. The impairment test for intangible assets with indefinite useful lives, if any, consists of a comparison of fair value to carrying value, with any excess of carrying value over fair value being recorded as an impairment loss.
During the fiscal year ended September 27, 2019 and 2018, the Company recognized $4.8 million and $3.0 million of impairments of intangible assets related to the restructuring activities see Note 4. Restructuring, included in this report. No goodwill impairment charges were recognized for any of the prior periods presented. No impairment charges were recognized in fiscal year 2017.
Loss Contingencies
From time to time, the Company is a party to or otherwise involved in legal proceedings, claims and government inspections or investigations, customs and duties audits and other loss contingency matters, both inside and outside the United States, arising in the ordinary course of its business or otherwise. The Company accrues amounts, to the extent an unfavorable outcome is determined to be probable and the losses can be reasonably estimated, that it believes are adequate to address any liabilities related to legal proceedings and other loss contingencies that it believes will result in a probable loss.
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
The following table reflects the changes in the Company’s accrued product warranty:

	Fiscal Years
(In millions)	2019	2018
Accrued product warranty, at beginning of period	$7.3	$7.0
Charged to cost of revenues	12.9	11.6
Actual product warranty expenditures	(12.1)	(11.3)
Accrued product warranty, at end of period	$8.1	$7.3

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
The Company sells a high proportion of its X-ray products to a limited number of OEM customers. X-ray tubes, digital detectors and image-processing tools and security and inspection products are generally sold on a stand-alone basis. However, the

Company occasionally sells its digital detectors, X-ray tubes and imaging processing tools as a package that is optimized for digital X ray imaging and sells its Linatron ® X-ray accelerators together with its imaging processing software and image detection products to OEM customers that incorporate them into their inspection systems. Service contracts are often sold with certain security and inspection products and computer-aided detection products.
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
Deferred Revenues
Deferred revenue primarily represents (i) the amount received applicable to non-software products for which parts and services under the warranty contracts have not been delivered, and (ii) the amount received for service contracts for which the services have not been rendered.
Allowance for Doubtful Accounts
The Company evaluates the creditworthiness of customers prior to authorizing shipment for all major sale transactions. On a quarterly basis, the Company evaluates aged items in the accounts receivable aging report and provide an allowance in an amount deemed adequate for doubtful accounts. If the evaluation of customers’ financial conditions does not reflect a future ability to collect outstanding receivables, additional provisions may be needed. We had an allowance for doubtful accounts of $1.0 million and $0.6 million as of September 27, 2019 and September 28, 2018, respectively.
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
The Company measures and recognizes expense for all share-based payment awards based on their fair values. Share-based compensation expense recognized in the consolidated statements of earnings includes compensation expense for the share-based payment awards based on the grant date fair value estimated in accordance with the guidance on share-based compensation. Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. The Company attributes the value of share-based compensation to expense using the straight-line method. The Company considers only the direct tax impacts of share-based compensation awards when calculating the amount of tax windfalls or shortfalls. For additional information, see Note 13. Employee Stock Plans, included in this report.
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
Accounting Standards Recently Adopted
In November 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which requires that the statement of cash flows explain the change in the total amount of restricted cash during the period and other additional disclosures. The Company adopted ASU 2016-18 in the first quarter of 2019 using the retrospective transition method and the Company's consolidated statements of cash flows have been retrospectively adjusted to reflect restricted cash balances. Net cash flows for fiscal years 2019, 2018 and 2017 did not change as a result of adopting ASU 2016-18.
The Company adopted ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which was issued to reduce the diversity in practice in how certain transactions are classified in the statement of cash flows. The Company adopted ASU 2016-15 in the first quarter of 2019 retrospectively. Net cash flows for fiscal years 2019, 2018 and 2017 did not change as a result of adopting ASU 2016-15.

The Company adopted ASC 606 as of September 29, 2018, using the modified retrospective transition method applied to those contracts which were not completed as of that date. The Company recorded a net reduction to retained earnings of $4.1 million, net of tax, as of September 29, 2018 due to the impact of adopting ASC 606. During the second quarter of 2019 the Company recorded an increase to retained earnings of $0.6 million, net of tax, to correct an error that was not quantitatively or qualitatively material to the current period, related to the adoption of ASC 606. The net cumulative impact of adopting ASC 606 was $3.5 million, net of tax. Refer to Note 18. Revenue Recognition, included in this report report for the detailed impact of adopting ASC 606.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which amends the application of hedge accounting and improves financial reporting of hedging relationships to more accurately present the economic effects of risk management activities in the financial statements. The ASU is effective for public companies for annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company early adopted the provisions of ASU 2017-12 during the quarter ended September 27, 2019, using the modified retrospective method. The adoption did not have an impact on the consolidated financial statements.

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
In February 2016, the FASB issued ASU 2016-02 on accounting for leases. The new standard is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. The new standard will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statement of earnings. The new standard is required to be adopted using a modified retrospective method to each prior reporting period presented with various optional practical expedients. The new standard will be effective for the Company beginning in its first quarter of fiscal year 2020 with early adoption permitted. The Company has not completed its assessment of the new standard, but anticipate that the most substantial change to its consolidated financial statements will be a gross-up of its total assets and liabilities. The adoption is not expected to materially impact our results of operations in the upcoming fiscal years and interim periods. The Company will continue to monitor the overall impact of adoption and update our disclosures as appropriate.
2. BUSINESS COMBINATIONS
Acquisition of Direct Conversion AB (publ)
On April 29, 2019, Varex completed the acquisition of 98.2% of the outstanding shares of common stock of Direct Conversion AB (publ) (“Direct Conversion”) for $69.5 million in cash, net of cash acquired, the assumption of Direct Conversion's debt of $4.5 million and deferred consideration equal to $9.9 million or 0.3 million shares of the Company’s common stock (subject to reduction to settle indemnity claims) to be paid on the first anniversary of the closing with a mixture of cash and shares of Varex common stock. The acquisition of Direct Conversion expands our detector product portfolio to include photon counting technology.  This technology will allow Varex to expand its range of imaging applications and offer new solutions to both Medical and Industrial customers.

The following table summarizes the preliminary purchase price allocation:

(In millions)	Fair Value
Allocation of the purchase consideration:
Accounts receivable	$2.4
Inventories	5.7
Prepaid expenses and other current assets	0.7
Property, plant, and equipment	0.9
Goodwill	47.2
Intangible assets	32.9
Total assets acquired	89.8
Accounts payable	(1.0)
Accrued liabilities	(1.5)
Current maturities of long-term debt	(1.0)
Deferred revenues	(0.9)
Long-term debt	(3.5)
Other long-term liabilities	(1.1)
Total liabilities assumed	(9.0)
Noncontrolling interest	(1.4)
Net assets acquired, less noncontrolling interest	$79.4
Net cash paid	$69.5
Deferred consideration	9.9
Total consideration	$79.4

The Company recorded the assets acquired and liabilities assumed at their preliminary estimated fair values. Intangibles were valued primarily using a discounted cash flow, which included estimated revenue growth and discount rate. Due to the complexity of this transaction as of September 27, 2019, the Company had not finalized the determination of the fair values allocated to various assets and liabilities, including, but not limited to, inventory; deferred tax assets and liabilities; intangible assets and the residual amount allocated to goodwill. The fair value assigned to goodwill is primarily attributable to expected synergies. The goodwill related to the Direct Conversion acquisition is not tax deductible.
The following amounts represent the determination of the fair value and estimated weighted average useful lives of identifiable intangible assets for the Direct Conversion, which are amortized straight-line:

(In millions)	Fair Value	Estimated Weighted Average Useful Life (In Years)
Backlog	$0.2	1
Trade names	2.5	5
Developed technology	18.4	10
In-process research and development	2.8	indefinite
Customer relationships	9.0	10
Total intangible assets acquired	$32.9

The following amounts represent revenues by reporting segment from Direct Conversion from the acquisition date of April 29, 2019, through September 27, 2019:

(In millions)	Direct Conversion Revenue
Medical	$4.5
Industrial	1.8
Total Direct Conversion revenues	$6.3

The acquisition of Direct Conversion did not have a significant impact on our consolidated results of operations on a pro forma basis for the current or prior years.
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
The following table summarizes the purchase price allocation:

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

Unaudited Pro Forma Information
The unaudited pro-forma amounts presented below for the fiscal year 2017 are presented for informational purposes only. In addition to the Company's results for the periods presented, the amounts below also include effects of the Acquired Detector Business as if it had been consummated on October 1, 2016. These unaudited pro-forma results include effects that are directly attributable to the acquisition which include the amortization of intangible assets, interest expense, and other adjustments, including estimated tax effects. The unaudited pro-forma results do not reflect any operating efficiencies or potential cost savings which may result from the consolidation of the Acquired Detector Business and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred at the beginning of the period presented nor are they indicative of future results of operations or results that might have been achieved had the acquisition been consummated as of October 3, 2015.

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
The equity investment in dpiX Holding is accounted for under the equity method of accounting. When the Company recognizes its share of net profits or losses of dpiX Holding, profits or losses in inventory purchased from dpiX are eliminated until realized by the Company. In fiscal years 2019, 2018 and 2017, the Company recorded (loss) and income on the equity investment in dpiX Holding of $(1.1) million, $3.4 million and $0.8 million, respectively. Income and loss on the equity investment in dpiX Holding is included in other (expense) income, net in the consolidated statements of earnings. The carrying value of the equity investment in dpiX Holding, which was included in investments in privately-held companies on the consolidated balance sheets, was $48.1 million and $48.9 million at September 27, 2019 and September 28, 2018, respectively.
In fiscal years 2019, 2018 and 2017, the Company purchased glass transistor arrays from dpiX totaling $23.5 million, $19.3 million and $24.7 million, respectively. These purchases of glass transistor arrays are included as a component of inventories on the consolidated balance sheets or cost of revenues in the consolidated statements of earnings for these fiscal years.
As of September 27, 2019 and September 28, 2018, the Company had accounts payable to dpiX totaling $3.6 million and $3.7 million, respectively.
In October 2013, the Company entered into an amended agreement with dpiX and other parties that, among other things, provides the Company with the right to 50% of dpiX’s total manufacturing capacity produced after January 1, 2014. The amended agreement requires the Company to pay for 50% of the fixed costs (as defined in the amended agreement), as determined at the beginning of each calendar year. As of September 27, 2019, the Company estimated it has fixed cost commitments of $3.7 million related to this amended agreement through the remainder of calendar year 2019. The fixed cost commitment for future periods will be determined and approved by the dpiX board of directors at the beginning of each calendar year. The amended agreement will continue unless the ownership structure of dpiX changes (as defined in the amended agreement).
The Company has determined that dpiX is a variable interest entity because at-risk equity holders, as a group, lack the characteristics of a controlling financial interest. Majority votes are required to direct the manufacturing activities, legal operations and other activities that most significantly affect dpiX’s economic performance. The Company does not have majority voting rights and no power to direct the activities of dpiX and therefore is not the primary beneficiary of dpiX. The Company’s exposure to loss as a result of its involvement with dpiX is limited to the carrying value of the Company’s investment of $48.1 million and fixed cost commitments of $3.7 million.

In November 2018, the Company and CETTEEN GmbH (“CETTEEN”), formed a German limited liability company that governs the affairs and conduct of the business of VEC Imaging Verwaltungsgesellschaft GmbH (“VEC”), a joint venture formed to develop technology to be used in X-ray imaging components. In accordance with the VEC agreement, net profits or losses are allocated to the members, in accordance with their ownership interest. The Company's investment in VEC is accounted for under the equity method. The Company has made contributions totaling $2.9 million, and has committed to contribute an additional $2.2 million, as milestones are achieved, and to provide certain full time employees to support prototyping and manufacturing activities in exchange for a 50% interest in VEC. CETTEEN made contributions of certain assets including intellectual property in exchange for a 50% interest in VEC. The Company's investment in VEC was $2.0 million as of September 27, 2019.
4. RESTRUCTURING
Following the acquisition of the medical imaging business from PKI in May of 2017, management began a multiyear program to consolidate the acquired operations, reduce costs, improve productivity and realize synergies.
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
In July 2018, the Company committed to a plan to relocate the production of amorphous silicon glass for digital detectors, from its Santa Clara facility, to the jointly owned dpiX fabrication facility in Colorado. In July 2019, the Company committed to close its Santa Clara facility and to relocate the remaining production to its other existing facilities. The Company expects operations at the Santa Clara facility to cease by the end of December 2020 and all activities related to the closure of the facility to be complete by the end of March 2021. In connection with the relocation of the glass production and site closure the Company recorded $16.1 million and $14.2 million of restructuring and impairment charges during fiscal year 2019 and 2018, respectively. Fiscal year 2019 intangible asset impairment charges consisted of in-process research and development related to certain projects that were discontinued as a result of the Santa Clara facility closure. Fiscal year 2018 intangible asset impairment charges were related to a favorable leasehold interest that was impaired as a result of the amorphous silicon glass relocation. The Company expects to incur an additional $8.1 million to $12.1 million of restructuring charges through March 2021.
The Company also incurred approximately $2.8 million and $0.8 million of other unrelated restructuring expenses during fiscal years 2019 and 2018, respectively.
Cash outflows associated with these restructuring charges are limited to employee termination expenses, facility closure and equipment sales and disposals. Below is a detail of restructuring charges incurred during the 2019 and 2018 fiscal years, which predominately relate to the Company's Medical segment:

(In millions)	Location of Restructuring Charges in Consolidated Statements of Earnings	September 27, 2019	September 28, 2018
Other assets impairment charges	Selling, general and administrative	$—	$1.3
Inventory write downs	Cost of revenues	3.1	3.1
Intangible assets impairment	Impairment of intangible assets	4.8	3.0
Accelerated depreciation	Cost of revenues	4.5	4.2
Severance costs	Selling, general and administrative	6.2	4.3
Facility closure costs	Selling, general and administrative	0.3	0.8
Total restructuring charges		$18.9	$16.7

5. OTHER FINANCIAL INFORMATION
     The following table summarizes the Company’s accrued liabilities:

(In millions)	September 27, 2019	September 28, 2018
Accrued compensation and benefits	$32.1	$27.0
Product warranty	8.1	7.3
Income taxes payable	10.7	1.4
Payable to Varian Medical Systems	—	2.3
Right of return liability	6.9	—
Deferred consideration	8.9	—
Other	9.0	9.5
Total accrued liabilities	$75.7	$47.5

The following table summarizes the Company’s other long-term liabilities:

(In millions)	September 27, 2019	September 28, 2018
Long-term income tax payable	$3.9	$3.5
Environment liabilities	0.9	1.3
Defined benefit obligation liability	5.5	3.3
Long-term right of return liability	19.5	—
Long-term other	2.7	0.4
Total other long-term liabilities	$32.5	$8.5
The following table summarizes the Company’s other income (expense), net:

	Fiscal Years
(In millions)	2019	2018	2017
Income (loss) from equity method investments	$(2.3)	$3.9	$1.3
Change in fair value of deferred consideration	1.0	—	—
Realized income (loss) on foreign currencies	(1.9)	(1.2)	1.9
Total other income (expense), net	$(3.2)	$2.7	$3.2

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per common share is as follows:

	Fiscal Year
(In millions, except per share amounts)	2019	2018	2017
Net earnings attributable to Varex	$15.5	$27.5	$51.6
Weighted average shares outstanding - basic	38.2	37.9	37.6
Dilutive effect of potential common shares	0.4	0.5	0.4
Weighted average shares outstanding - diluted	38.6	38.4	38
Net earnings per share attributable to Varex - basic	$0.41	$0.73	$1.37
Net earnings per share attributable to Varex - diluted	$0.40	$0.72	$1.36
Anti-dilutive employee shared based awards, excluded	1.9	1.2	1.0

The Company excludes potentially dilutive common shares (consisting of shares underlying stock options and the employee stock purchase plan) from the computation of diluted weighted average shares outstanding if the inclusion of the shares underlying these stock awards would be anti-dilutive to earnings per share.
7. FINANCIAL DERIVATIVES AND HEDGING ACTIVITIES
As part of the Company’s overall risk management practices, the Company enters into financial derivatives to manage its financial exposures to foreign currency exchange rates and interest rates.
The Company records all derivatives on the consolidated balance sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. A qualitative assessment of hedge effectiveness is performed on a quarterly basis, unless facts and circumstances indicate the hedge may no longer be highly effective.    The changes in fair value for all trades that are not designated for hedge accounting are recognized in current period earnings. The Company does not offset fair value amounts recognized for derivative instruments in its consolidated balance sheets for presentation purposes.
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
As of September 27, 2019, the Company had the following outstanding derivatives designated as cash flow hedging instruments:

(In millions, except for number of instruments)	Number of Instruments	Notional Value
Interest Rate Swap Contracts	6	$264.4

The following table summarizes the amount of pre-tax earnings recognized from derivative instruments for the periods indicated and the line items in the accompanying statements of operations where the results are recorded for cash flow hedges:

	Amount of Gain or (Loss) Recognized in OCI on Derivative Fiscal Year Ended			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Fiscal Year Ended
(In millions)	2019	2018	2017		2019	2018	2017
Interest Rate Swap Contracts	$(6.3)	$6.9	$0.6	Interest expense	$1.9	$0.1	$(0.3)
The Company expects that $0.1 million of the accumulated other comprehensive (loss) income related to cash flow hedges will be realized in pre-tax earnings over the next 12 months, but the amount will vary depending on interest rates.
These derivative instruments are subject to master netting agreements giving effect to rights of offset with each counterparty. None of the balances were eligible for netting. The following table summarizes the gross fair values of derivative instruments as of the periods indicated and the line items in the accompanying consolidated balance sheets where the instruments are recorded.

	Derivative Assets			Derivative Liabilities
(In millions)		September 27, 2019	September 28, 2018		September 27, 2019	September 28, 2018
Derivatives designated as cash flow hedges	Balance sheet location			Balance sheet location
Interest rate swap contracts	Other current assets	$—	$2.2	Other current liabilities	$—	$—
Interest rate swap contracts	Other non-current assets	—	5.5	Other non-current liabilities	(0.5)	—
		$—	$7.7		$(0.5)	$—

Derivatives Designated as Hedging Instruments - Net Investment Hedges
The Company uses cross currency swap contracts as net investment hedges to manage its risk of variability in foreign currency-denominated net investments in wholly-owned international operations. All changes in fair value of the derivatives designated as net investment hedges are reported in accumulated other comprehensive (loss) income along with the foreign currency translation adjustments on those investments. As of September 27, 2019, the Company had the following outstanding derivatives designated as net investment hedging instruments:

(In millions, except for number of instruments)	Number of Instruments	Notional Value
Cross Currency Swap Contracts	4	$77.7

The following table summarizes the amount of pre-tax earnings recognized from derivative instruments for the periods indicated and the line items in the accompanying statements of operations where the results are recorded for net investment hedges:

	Amount of Gain or (Loss) Recognized in OCI on Derivative Fiscal Year Ended			Location of Gain or (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
(In millions)	2019	2018	2017		2019	2018	2017
Cross Currency Swap Contracts	$(0.2)	$—	$—	Interest expense	$0.2	$—	$—
These derivative instruments are subject to master netting agreements giving effect to rights of offset with each counterparty. None of the balances were eligible for netting. The following table summarizes the gross fair values of derivative instruments as of the periods indicated and the line items in the accompanying consolidated balance sheets where the instruments are recorded:

	Derivative Assets			Derivative Liabilities
(In millions)		September 27, 2019	September 28, 2018		September 27, 2019	September 28, 2018
Derivatives designated as net investment hedges	Balance sheet location			Balance sheet location
Cross currency swap contracts	Other current assets	—	—	Other current liabilities	(0.2)	—
		$—	$—		$(0.2)	$—

Balance Sheet Hedges
The Company also enters into foreign currency forward contracts to hedge fluctuations associated with foreign currency denominated monetary assets and liabilities, primarily cash, third-party accounts receivable, accounts payable, and intercompany receivables and payables. These forward contracts expire within 30 days. These forward contracts are not designated for hedge accounting treatment, therefore, the change in fair value of these derivatives is recorded as a component of other income (expense) and offsets the change in fair value of the foreign currency denominated assets and liabilities, which are also recorded in other income (expense). The effect of derivative instruments not designated as hedges for fiscal year 2019 was a loss of $1.5 million, which was primarily related to the purchase price hedge established following the announcement of the Company's planned acquisition of Direct Conversion. The Company does not, and does not intend to use derivative financial instruments for speculative or trading purposes.
The following table shows the notional amounts of outstanding foreign currency contracts entered into under its balance sheet hedge program as of September 27, 2019:

	Notional Value of Derivatives not Designated as Hedging Instruments:
In millions	Buy contracts	Sell contract
Japanese yen	$0.9	$—
Swiss franc	—	(1.0)
Chinese renminbi	1.8	—
Euro	8.8	—
	$11.5	$(1.0)

8. BORROWINGS
The following table summarizes the Company's short-term and long-term debt:

	September 27, 2019		September 28, 2018
(In millions, except for percentages)	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Current maturities of long-term debt
Term facility	$29.4	5.6%	$25.0	4.2%
Other debt	1.3		—
Total current maturities of long-term debt	$30.7		$25.0

Non-current maturities of long-term debt:
Revolving credit facility	$59.0	5.6%	$28.0	4.2%
Term facility	308.6	5.6%	345.0	4.2%
Other debt	2.5		—
Debt issuance costs	(5.7)		(8.2)
Non-current maturities of long-term debt	364.4		364.8
Total long-term debt, net	$395.1		$389.8

Existing Credit Facility
On May 1, 2017 and in connection with the Acquired Detector Business, the Company entered into a new secured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of up to $200.0 million with a five-year term, and a secured term facility (the “Term Facility” and together with the Revolving Credit Facility, the “Credit Agreement”) in an aggregate principal amount of $400.0 million. The Term Facility will be repaid over five years, with 5.0% payable in quarterly installments during each of the first two years of the term thereof, 7.5% payable in quarterly installments during the third and fourth years of the term thereof, and 10% payable in quarterly installments in the fifth year of the term thereof, with the remaining amount due at maturity. Varex used the net proceeds from the Term Facility, and the net proceeds from approximately $97.0 million drawn on the Revolving Credit Facility, to pay the purchase price for the Acquired Detector Business, plus related credit facility fees, and to repay all of Varex’s obligations under the Previous Credit Agreement. Both the Term Facility and Revolving Credit Facility expire on May 1, 2022.
The Credit Agreement contains various customary restrictive covenants that limits, among other things, the incurrence of indebtedness by Varex and its subsidiaries, the grant or incurrence of liens by Varex and its subsidiaries, the entry into sale and leaseback transactions by Varex and its subsidiaries, and the entry into certain fundamental change transactions by Varex and its subsidiaries. It also contains customary events of default and certain financial covenants. The Company agreed to maintain financial covenants, which include maximum consolidated total leverage ratio, maximum senior secured leverage ratio, maximum capital expenditures and a minimum consolidated fixed charge coverage ratio. The Company was in compliance with all financial covenants under the Credit Agreement as of September 27, 2019.
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
On October 3, 2018, the Company, in accordance with the terms of the Credit Agreement, provided notice to the administrative agent that effective as of October 10, 2018, the Company had permanently reducing the revolving credit commitment under the Credit Agreement by $50.0 million to $150.0 million. The reduction in the revolving credit commitment reduced the fees paid by the Company in connection with such commitment.
Subsequent to fiscal year 2019, the Company, in accordance with the terms of the Credit Agreement, provided notice to the administrative agent that effective as of October 8, 2019, the Company was permanently reducing the revolving credit commitment under the Credit Agreement by $25.0 million to $125.0 million.
Subsequent to fiscal year 2019, the Company did not comply with the covenant under the Credit Agreement to timely deliver the Company's fiscal year 2019 annual financial statements. However, upon the filing of this Annual Report with the SEC, the Company will be able to deliver the fiscal year 2019 annual financial statements within the 30-day cure period set forth in the Credit Agreement and consequently no event of default will occur.
At September 27, 2019, the Company had $364.4 million in non-current maturities of long-term debt outstanding, net of deferred debt issuance costs of $5.7 million, and $30.7 million of current maturities of long-term debt outstanding.
Future principal payments of the long-term debt outstanding as of September 27, 2019 are as follows:

(In millions)
Fiscal years:
2020	$30.7
2021	34.3
2022	335.8
Total debt outstanding	400.8
Less: current maturities of long-term debt	(30.7)
Non-current portion of long -term debt	$370.1

9. FAIR VALUE
Assets/Liabilities Measured at Fair Value on a Recurring Basis
In the tables below, the Company has segregated all assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

(In millions)	Fair Value Measurements at September 27, 2019
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents - money market funds	$—	$8.8	$—	$8.8
Total assets measured at fair value	$—	$8.8	$—	$8.8
Liabilities:
Derivative liabilities	$—	$0.7	$—	$0.7
Deferred consideration	8.9	—	—	8.9
Total liabilities measured at fair value	$8.9	$0.7	$—	$9.6

As of September 27, 2019, the total outstanding borrowings under the Company's credit agreement were $395.1 million, net of deferred loan costs, which approximated its fair value because it is carried at a market observable interest rate that resets periodically and is categorized as Level 2 in the fair value hierarchy. The fair values of certain of the Company’s financial instruments, including bank deposits included in cash and cash equivalents, accounts receivable and accounts payable, also approximate their fair values due to their short maturities.
There were no financial assets or liabilities measured on a recurring basis using significant unobservable inputs (Level 3) and there were no transfers in or out of Level 1, 2 or 3 during fiscal year 2018.
At September 28, 2018, the Company determined the following levels of inputs for the following assets or liabilities:

(In millions)	Fair Value Measurements at September 28, 2018
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents - Money market funds	$—	$18.4	$—	$18.4
Derivative assets	—	7.7	—	7.7
Total assets measured at fair value	$—	$26.1	$—	$26.1
Liabilities:
Derivative liabilities	$—	$—	$—	$—

10. GOODWILL AND INTANGIBLE ASSETS
The following table reflects goodwill by reportable operating segment:

(In millions)	Medical	Industrial	Total
Balance at September 28, 2018	$147.0	$96.6	$243.6
Business combination	26.0	21.2	47.2
Balance at September 27, 2019	$173.0	$117.8	$290.8

The following table reflects the gross carrying amount and accumulated amortization of the Company’s finite-lived intangible assets included in other assets in the consolidated balance sheets:

	September 27, 2019			September 28, 2018
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired existing technology	$74.1	$(28.4)	$45.7	$57.9	$(21.8)	$36.1
Patents, licenses and other	12.7	(8.4)	4.3	9.9	(7.4)	2.5
Customer contracts and supplier relationship	50.7	(17.2)	33.5	42.6	(11.4)	31.2
Total intangible assets with finite lives	137.5	(54.0)	83.5	110.4	(40.6)	69.8
In-process R&D with indefinite lives	2.8	0.0	2.8	4.0	0.0	4.0
Total intangible assets	$140.3	$(54.0)	$86.3	$114.4	$(40.6)	$73.8

Amortization expense for intangible assets was $15.7 million, $16.2 million and $10.5 million in fiscal years 2019, 2018 and 2017, respectively. The Company recognized an impairment loss of $4.8 million and $3.0 million in fiscal years 2019 and 2018, respectively. These impairment costs were included in the consolidated statements of earnings under impairment of intangible assets.
As of September 27, 2019, the estimated future amortization expense of intangible assets with finite lives is as follows:

(In millions)
Fiscal years:
2020	$17.2
2021	16.3
2022	14.7
2023	13.7
2024	9.1
Thereafter	12.5
Total	$83.5

11. COMMITMENTS AND CONTINGENCIES
Lease Commitments
At September 27, 2019, the Company was committed to minimum rentals under non-cancelable operating leases (including rent escalation clauses) for fiscal years 2020 through 2024 and thereafter, as follows: $7.5 million, $5.4 million, $4.7 million, $1.8 million, $0.9 million, and $0.2 million, respectively. Rental expenses were $5.1 million, $5.3 million, and $4.0 million for fiscal years 2019, 2018 and 2017, respectively.
Other Commitments
See Note 3. Related Party Transactions, included in this report, for additional information about the Company’s commitments to dpiX.

See Note 12. Redeemable Noncontrolling Interests & Noncontrolling Interests, included in this report, for additional information about the Company’s commitment to the noncontrolling shareholders of MeVis.
The Company has an environmental liability of approximately $0.9 million as of September 27, 2019.
 Contingencies
From time to time, the Company is a party to or otherwise involved in legal proceedings, claims and government inspections or investigations, customs and duty audits, other contingency matters, both inside and outside the United States, arising in the ordinary course of its business or otherwise. The Company accrues amounts for probable losses, to the extent they can be reasonably estimated, that it believes are adequate to address any liabilities related to legal proceedings and other loss contingencies that the Company believes will result in a probable loss (including, among other things, probable settlement value). A loss or a range of loss is disclosed when it is reasonably possible that a material loss will be incurred and can be estimated or when it is reasonably possible that the amount of a loss, when material, will exceed the recorded provision. The Company did not have any contingent liabilities as of September 27, 2019 and September 28, 2018. Legal expenses are expensed as incurred.
12. REDEEMABLE NONCONTROLLING INTERESTS & NONCONTROLLING INTERESTS
In April 2019, a subsidiary of Varex completed the acquisition of 98.2% of the outstanding shares of common stock of Direct Conversion. As the Company has majority voting rights it has consolidated Direct Conversion's operations in its consolidated financial statements and recorded the noncontrolling interest. The noncontrolling interest related to Direct Conversion is included in noncontrolling interest in the equity section of the Company's consolidated balance sheet. Earnings representing the noncontrolling interest's portion of Direct Conversion's income from operations is included in the Company's consolidated statements of earnings.
In September 2018, the Company entered into a partnership in Saudi Arabia. The Company has majority voting rights with an approximate 75% interest. Accordingly, the Company has consolidated the operations of the Saudi Arabia partnership in our consolidated financial statements and recorded the noncontrolling interests. The noncontrolling interest related to the partner’s 25% interest in the joint venture is included in noncontrolling interest in the equity section of the Company’s consolidated balance sheet. Earnings representing the noncontrolling partner's share of income from operations is included in the Company's consolidated statements of earnings.
In April 2015, the Company completed the acquisition of 73.5% of the then outstanding shares of MeVis Medical Solutions AG (“MeVis”), a public company based in Bremen, Germany that provides image processing software and services for cancer screening. In August 2015, the Company, through one of its German subsidiaries, entered into a domination and profit and loss transfer agreement (the “DPLTA”) with MeVis. In October 2015, the DPLTA became effective upon its registration at the local court of Bremen, Germany. Under the DPLTA, MeVis subordinates its management to the Company and undertakes to transfer all of its annual profits and losses to the Company. In return, the DPLTA grants the noncontrolling shareholders of MeVis: (1) an annual recurring net compensation of €0.95 per MeVis share starting from January 1, 2015 and (2) a put right for their MeVis shares at €19.77 per MeVis share. Upon effectiveness of the DPLTA, the noncontrolling interests in MeVis became redeemable as a result of the put right and were reclassified to temporary equity. As of September 27, 2019, the redemption value of redeemable noncontrolling interests in MeVis was $10.5 million.
During fiscal year 2018, an immaterial number of MeVis’ shares were purchased under the put right. As of September 27, 2019, noncontrolling shareholders together held approximately 0.5 million shares of MeVis, representing 26.3% of the outstanding shares.

Changes in redeemable noncontrolling interests and noncontrolling interests were as follows:

	Fiscal Years
	2019		2018
(In millions)	Redeemable Noncontrolling Interests	Noncontrolling Interests	Redeemable Noncontrolling Interests	Noncontrolling Interest
Balance at beginning of period	$11.1	$2.1	$11.2	$—
Net earnings attributable to noncontrolling interests	0.5	(0.2)	0.5	0.3
Contributions from noncontrolling interests	—	1.4	—	1.8
Dividend distributions	(0.5)	—	(0.6)	—
Other	(0.6)	—	—	—
Balance at end of period	$10.5	$3.3	$11.1	$2.1

13. EMPLOYEE STOCK PLANS
Employee Stock Plans
The Company's employees participate in Varex Imaging Corporation 2017 Omnibus Stock Plan (the “2017 Stock Plan”) and Varex Imaging Corporation 2017 Employee Stock Purchase Plan (the “2017 ESPP”) which allows the grants of stock options, restricted stock units and performance shares among other types of awards.
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
The table below summarizes the effect of recording share-based compensation expense and for the option component of the employee stock purchase plan shares:

	Fiscal Year
(In millions)	2019	2018	2017
Cost of revenues	$1.2	$1.3	$0.9
Research and development	2.2	1.8	1.5
Selling, general and administrative (1)	8.3	6.9	6.0
Total share-based compensation expense	$11.7	$10.0	$8.4
(1) Includes allocated share-based compensation of $0.8 million for fiscal year 2017 and represents charges by Varian to the Company for certain Varian employees who provided general and administrative services on the Company’s behalf.
The unrecognized share-based compensation cost as of September 27, 2019 was $23.1 million, and is expected to be recognized in the next 3 to 4 fiscal years. As of September 27, 2019, there were approximately 1.2 million and 0.7 million shares of common stock available for future issuances under the 2017 Stock Plan and the 2017 ESPP, respectively.

The Company utilized the Black-Scholes valuation model for estimating the fair value of stock options granted and the option component of ESPP grants. The Company calculated the fair value of option grants and option component of ESPP grants on the respective dates of grant using the following weighted average assumptions:

	Employee Stock Option Plan			Employee Stock Purchase Plans
	Fiscal Year			Fiscal Year
	2019	2018	2017	2019	2018	2017
Expected term (in years)	4.6	4.8	4.2	0.5	0.5	0.5
Risk-free interest rate	2.5%	2.6%	1.6%	2.5%	2.0%	1.0%
Expected volatility	33.9%	31.8%	23.6%	43.9%	34.1%	28.0%
Expected dividend	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Weighted average fair value at grant date	$10.19	$11.57	$8.08	$7.81	$8.92	$7.81

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
Expected Volatility
Authoritative accounting guidance on stock-based compensation indicates that companies should consider volatility over a period generally commensurate with the expected or contractual term of the stock option. Adequate Company-specific data does not exist for this time period as the Company began trading in January 2017. The volatility variable used is a blended approach by using the Company's historic data for the years it has been publicly traded and a benchmark of other comparable companies’ volatility rates for the prior years.

Stock Option Activity
The following table summarizes the activity for stock options under Varex’s employee incentive plans for the Company’s employees:

(In thousands, except per share amounts and the remaining term)	Options	Price range	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (1)
Outstanding at September 28, 2018	2,011	$22.63 — $37.60	$30.35
Granted	297	$31.42 — $31.42	31.42
Canceled, expired or forfeited	(4)	$31.08 — $31.08	31.08
Exercised	(35)	$22.84 — $27.77	23.38
Outstanding at September 27, 2019	2,269	$22.63 — $37.60	$30.60	4.1	$1,220.3
Exercisable at September 27, 2019	1,477	$22.63 — $37.60	$29.67	3.4	$1,220.3
(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and the closing price of Varex common stock of $28.28 as of September 27, 2019, the last trading date of the Company's respective fiscal years, and which represents the amount that would have been received by the option holders had all option holders exercised their options and sold the shares received upon exercise as of that date.
The weighted-average grant-date fair value of options granted during fiscal years 2019, 2018 and 2017 was $3.0 million, $3.1 million and $9.2 million respectively. The total intrinsic value of the options exercised during the years ended September 27, 2019, September 28, 2018 and September 29, 2017 was $0.2 million, $1.7 million and $1.4 million respectively
Restricted Stock Units, Restricted Stock Awards and Deferred Stock Units
The following table summarizes the activity for restricted stock units, restricted stock awards and deferred stock units under Varex’s employee incentive plans for the Company’s employees:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at September 28, 2018	641	$33.60
Granted	288	31.29
Vested	(201)	31.56
Canceled or expired	(50)	34.13
Balance at September 27, 2019	678	$33.18
The total grant-date fair value of shares granted in fiscal year was $9.0 million, $10.1 million and $11.4 million for fiscal years 2019, 2018 and 2017, respectively. Shares outstanding at September 27, 2019, September 28, 2018 and September 29, 2017 had an estimated market value of $19.2 million, $18.4 million and $17.8 million, respectively.
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

Taxes on earnings were as follows:

	Fiscal Years
(In millions)	2019	2018	2017
Current provision:
Federal	$9.2	$(2.1)	$24.8
State and local	1.3	(0.3)	1.6
Foreign	6.8	7.5	5.3
Total current	17.3	5.1	31.7
Deferred provision (benefit):
Federal	(10.0)	(7.0)	(7.0)
State and local	(1.6)	0.7	(1.0)
Foreign	—	(1.4)	(0.9)
Total deferred	(11.6)	(7.7)	(8.9)
Taxes on earnings	$5.7	$(2.6)	$22.8

Earnings before taxes are generated from the following geographic areas:

	Fiscal Years
(In millions)	2019	2018	2017
United States	$5.9	$3.7	$55.5
Foreign	15.6	22.0	19.3
Earnings before taxes	$21.5	$25.7	$74.8

The effective tax rate differs from the U.S. federal statutory tax rate as a result of the following:

	Fiscal Years
	2019	2018	2017
Federal statutory income tax rate	21.0%	24.5%	35.0%
State and local taxes, net of federal tax benefit	(0.9)%	1.1%	1.3%
Revaluation of deferred tax liabilities for US statutory change	—%	(41.8)%	—%
Mandatory repatriation tax on foreign earnings	1.9%	13.0%	—%
Domestic production activities deduction	—%	(0.8)%	(2.4)%
Research and development credit	(10.2)%	(11.1)%	(2.6)%
Prior year deferred tax adjustments	4.7%	1.9%	(4.0)%
Foreign Rate Difference	6%	0.8%	—%
Change in valuation allowance	11.2%	(1.9)%	3.8%
US Tax Reform - International Provisions	(4.7)%	—%	—%
Other	(2.5)%	4.2%	(0.6)%
Effective tax rate	26.5%	(10.1)%	30.5%

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
During fiscal year 2019, the Company’s effective tax rate varied from the U.S. federal statutory rate of 21% primarily because of the favorable impact of changes to the U.S. corporate tax structure resulting from U.S. Tax Reform, and U.S. research and development tax credits. These favorable U.S. tax items are offset by losses in certain foreign jurisdictions for which no benefit is recognized and earnings in other foreign jurisdictions that are taxed at higher rates.

During fiscal year 2018, the Company’s effective tax rate varied from the U.S. federal statutory rate primarily because the favorable impact of changes to the U.S. corporate tax structure resulting from U.S. Tax Reform. During fiscal years 2018 and 2017, the effective tax rate also differs from the U.S. federal statutory rate due to increases resulting from U.S. state income tax expense, losses in certain foreign jurisdictions for which no benefit is recognized, earnings in other foreign jurisdictions that are taxed at higher rates, and limitations on the deductibility of officers' compensation. These are offset by decreases due to U.S. research and development credits, tax windfalls for share-based compensation, and the release of a valuation allowance against loss carryforwards in certain foreign jurisdictions.
The SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) that allows for reasonable estimated amounts to be recorded and a measurement period of up to one year from the date of enactment to revise these provisional amounts as new information is obtained and additional guidance is issued. During the three months ended December 28, 2018, the Company completed its analysis of U.S. Tax Reform, and the accounting for the income tax effects has been finalized for the measurement period under SAB 118, with no significant adjustments from the provisional amounts. During fiscal year 2019, additional U.S. Tax Reform provisions, including GILTI (global intangible low-taxed income), BEAT (base-erosion anti-abuse tax), FDII (foreign-derived intangible income), limitations on interest expense deductions (if certain conditions apply), and other components became effective for the Company and, if applicable, have been included in the calculation of the fiscal year 2019 tax provision. The determination of the tax effects of U.S. Tax Reform may change following future legislation or further interpretation of U.S. Tax Reform from U.S. Federal and state tax authorities.
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
Significant components of deferred tax assets and liabilities are as follows:

(In millions)	September 27, 2019	September 28, 2018
Deferred Tax Assets:
Inventory adjustments	$5.6	$4.2
Share-based compensation	3.1	0.8
Product warranty	1.6	1.4
Deferred compensation	1.1	0.9
Net operating loss carryforwards	24.3	3.3
Accrued vacation	1.0	1.3
Credit carryforwards	1.9	1.8
Other	7.5	4.7
	46.1	18.4
Valuation allowance	(18.8)	(4.0)
Total deferred tax assets	27.3	14.4
Deferred Tax Liabilities:
Acquired intangibles	(19.3)	(15.2)
Property, plant and equipment	(10.6)	(14.3)
Investments in privately held companies	(3.3)	(4.1)
Other	(2.3)	(4.0)
Total deferred tax liabilities	(35.5)	(37.6)
Net deferred tax liabilities	$(8.2)	$(23.2)
Reported As:
Deferred tax assets	$27.3	$14.4
Deferred tax liabilities	(35.5)	(37.6)
Net deferred tax liabilities	$(8.2)	$(23.2)

As a result of the changes to the U.S. taxation of foreign earnings included in U.S. Tax Reform, the Company reevaluated its previous indefinite reinvestment assertion with respect to these earnings during fiscal year 2018, which resulted in the Company revoking its assertion for current and future earnings for all countries, while maintaining the assertion that historic earnings are indefinitely reinvested outside the U.S. The Company has modified this prior assertion for the year ended September 27, 2019 with respect to the acquisition of Direct Conversion. The modification was to assert that all earnings for Direct Conversion, located primarily in Sweden and Finland, are indefinitely reinvested in those countries. Due to the level of earnings available for repatriation, the treaty benefits applicable to jurisdictions in which those earnings are located, and the now favorable U.S. tax treatment of repatriated foreign earnings, the amount of deferred tax liability recorded related to the potential repatriation is approximately $0.1 million. This estimated liability is for U.S. State income taxes and foreign withholding taxes that would apply if the foreign earnings were actually repatriated in the form of a dividend.
As of September 27, 2019, the Company has net operating loss carryforwards of approximately $24.3 million with $4.4 million expiring between 2020 and 2030 and $19.9 million carried forward indefinitely.
The valuation allowance relates primarily to net operating losses in certain foreign jurisdictions where, based on the weight of available evidence, it is more likely than not that the tax benefit of the net operating losses will not be realized. The valuation allowance increased by $14.8 million during fiscal year 2019 and decreased by $0.3 million during fiscal year 2018. The increase during the current year was primarily related to the acquisition of Direct Conversion that included deferred tax assets subject to a valuation allowance as of acquisition. Changes in the Company's valuation allowance for deferred tax assets were as follows:

	Fiscal Years
(In millions)	2019	2018	2017
Valuation allowance balance–beginning of fiscal year	$4.0	$4.3	$2.5
Increases resulting from business combinations	12.0	—	—
Other increases	2.8	2.2	2.5
Other decreases	—	(2.5)	(0.7)
Valuation allowance balance—end of fiscal year	$18.8	$4.0	$4.3

During fiscal year 2019, the Company paid U.S and foreign taxes of approximately $8.2 million. In fiscal year 2018, the Company paid U.S. and foreign taxes of approximately $13.8 million.
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
Changes in the Company’s unrecognized tax benefits were as follows:

	Fiscal Years
(In millions)	2019	2018
Unrecognized tax benefits balance–beginning of fiscal year	$0.6	$0.5
Subtractions based on tax positions related to a prior year	(0.2)	—
Additions based on tax positions related to the current year	0.2	0.1
Unrecognized tax benefits balance—end of fiscal year	$0.6	$0.6

As of September 27, 2019 and September 28, 2018, the total amount of gross unrecognized tax benefits was $0.6 million and $0.6 million, respectively, all of which would affect the effective tax rate if recognized.
The Company includes interest and penalties related to income taxes within taxes on earnings on the Combined Statements of Earnings. For the year ended September 27, 2019, $0.1 million interest and penalties have been included for this period. For the year ended September 28, 2018 any interest or penalties related to unrecognized tax benefits are minimal and have been included in the balance for that period.
The Company files U.S. Federal and state income tax returns and non-U.S. income tax returns in various jurisdictions. All of these returns are subject to examination by their respective taxing jurisdictions from the date of filing through each applicable statute of limitation period. The Company’s significant operations up to the date of separation have historically been included in Varian’s U.S. federal and state income tax returns and non-U.S. jurisdiction tax returns. Material liabilities arising related to the pre-spin operations would be the responsibility of Varian. Other periods for entities acquired are still open and subject to examination. Generally, periods prior to 2009 are no longer subject to examination.
15. SEGMENT INFORMATION
The Company has two reportable operating segments Medical and Industrial. The segments align the Company’s products and service offerings with customer use in medical and industrial markets and are consistent with how the Company’s Chief Executive Officer, who is also its CODM, evaluates the business for the allocation of resources. The CODM allocates resources to and evaluates the financial performance of each operating segment primarily based on revenues and gross margin. The operating and reportable segment structure provides alignment between business strategies and operating results.
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
Information related to the Company’s segments is as follows:

	Fiscal Year
(In millions)	2019	2018	2017
Revenues
Medical	$596.8	$602.0	$556.9
Industrial	183.8	171.4	141.2
Total revenues	780.6	773.4	698.1
Gross margin
Medical	188.9	190.5	193.6
Industrial	67.8	63.4	59.9
Total gross margin	256.7	253.9	253.5
Total operating expenses	211.0	209.4	169.8
Interest and other expenses, net	(24.2)	(18.8)	(8.9)
Earnings before taxes	21.5	25.7	74.8
Taxes (benefit) on earnings	5.7	(2.6)	22.8
Net earnings	15.8	28.3	52.0
Less: Net earnings attributable to noncontrolling interests	0.3	0.8	0.4
Net earnings attributable to Varex	$15.5	$27.5	$51.6

The following table summarizes the Company’s total assets by its reportable segments:

(In millions)	September 27, 2019	September 28, 2018
Identifiable assets:
Medical	$794.3	$770.6
Industrial	244.6	217.3
Total reportable segments	$1,038.9	$987.9

Geographic Information

	Revenues			Property, plant and equipment, net
	Fiscal Years			Fiscal Years
(In millions)	2019	2018	2017	2019	2018
United States	$275.3	$268.8	$231.9	$122.6	$127.9
Latin America	7.3	7.0	7.9	—	—
EMEA	269.0	254.5	219.5	11.4	8.7
APAC	229.0	243.1	238.8	8.3	8.3
Total company	$780.6	$773.4	$698.1	$142.3	$144.9

The Company operates various manufacturing and marketing operations outside the United States. Latin America includes Brazil and Mexico. EMEA includes Europe, Russia, the Middle East, India and Africa. APAC includes Asia and Australia. Revenues by region are based on the known final destination of products sold.
16. EMPLOYEE BENEFIT PLANS
Varex’s 401(k) plan became effective on January 1, 2017. Varex’s 401(k) plan is intended to be qualified under Section 401(a) of the Code with the 401(k) plan’s related trust intended to be tax exempt under Section 501(a) of the Code and intended for all full-time employees in the United States. This plan allows employees to contribute a portion of their pretax salary up to the maximum dollar limitation prescribed by the Internal Revenue Service. Prior to Varex's 401(k) plan becoming effective, Company employees participated in Varian's 401(k) plan. The Company made matching contributions to the plan totaling $6.7 million, $6.5 million and $4.3 million in fiscal years 2019, 2018 and 2017, respectively.
The Company also maintains defined benefit plans for employees located outside the US. The net pension liability is included in non-current liability on the Company's consolidated balance sheets and totaled $5.5 million and $3.3 million as of September 27, 2019 and September 28, 2018, respectively. The Company’s net periodic benefit costs for the Company’s defined benefit plans was not material for fiscal years 2019, 2018 and 2017.
17. OTHER COMPREHENSIVE INCOME
The following table presents the changes in the accumulated balances for each component of other comprehensive income (loss):

(In millions)	Unrealized Gain (Loss) on Derivative Financial Instruments	Unrealized Gain on Defined Benefit Obligations	Accumulated Other Comprehensive Income
Balance at September 28, 2018	$5.8	$—	$5.8
Other comprehensive loss before reclassifications	(8.3)	(1.9)	(10.2)
Income tax benefit	2.1	0.6	2.7
Balance at September 27, 2019	$(0.4)	$(1.3)	$(1.7)

No amounts were reclassified out of accumulated other comprehensive income during fiscal years 2019 and 2018.

18. REVENUE RECOGNITION
The Company adopted ASC 606 on September 29, 2018, using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for fiscal year 2019 reflect the application of ASC 606 guidance while the reported results for fiscal year 2018 were prepared under the guidance of ASC 605, “Revenue Recognition.” The primary impacts of the adoption include: (1) recording a separate contract liability and contract asset related to the sale of X-ray tubes that were sold with an option for the customer to require the Company to repurchase specific parts of the X‑ray tube at a specific price; and (2) recording a liability related to the deferral of revenue for service type warranties that are provided to certain customers who purchase Linatron® X-ray accelerators.
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
Transaction price and allocation to performance obligations
Transaction prices of products or services are typically based on contracted rates. To the extent that the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing the expected value method when there is a large number of transactions with similar characteristics or the most likely amount method when there are two possible outcomes, depending on the circumstances of the transaction, to which the Company expects to be entitled. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the Company’s anticipated performance and all information (historical, current and forecasted) that is reasonably available.
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

The following tables compare the reported consolidated balance sheet and statement of operations for fiscal year ended September 27, 2019, to the amounts that would have been reported if ASC 605 had been in effect:

	September 27, 2019
(In millions)	Balance without Adoption	As Reported
Assets:
Prepaid expenses and other current assets	$13.1	$19.3
Other assets	$10.0	$27.5
Liabilities and equity:
Deferred revenues	$9.9	$10.5
Accrued liabilities	$68.8	$75.7
Deferred tax liabilities	$9.1	$8.2
Other long-term liabilities	$12.1	$32.5
Retained earnings	$77.7	$74.4

	Twelve Months Ended September 27, 2019
(In millions)	Balance without Adoption	As Reported
Revenues	781.2	780.6
Cost of revenues	524.7	523.9
Taxes on earnings	5.7	5.7
Net earnings attributable to Varex	15.3	15.5

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
Product revenue is recognized when the customer obtains control of the Company’s product, which occurs at a point in time, and may be upon shipment or upon delivery based on the contractual shipping terms of a contract.
Service revenue is recognized over time as the services are rendered to the customer based on the extent of progress towards completion of the performance obligation. The Company recognizes service revenue over the term of the service contract. Services are expected to be transferred to the customer throughout the term of the contract and the Company believes recognizing revenue ratably over the term of the contract best depicts the transfer of value to the customer.
Disaggregation of Revenue
Revenue is disaggregated from contracts between geography and by reportable operating segment, which the Company believes best depicts how the nature, amount, timing, and uncertainty of revenues and cash flows are affected by economic factors. Refer to Note 15. Segment Information, included in this report, for the disaggregation of the Company’s revenue based on reportable operating segments and disaggregated by geographic region.

Contract Balances
Contract assets are included within the prepaid expenses and other current assets, and other assets balances. Contract liabilities, which also includes refund obligations are included within the accrued liabilities, deferred revenues, and other long-term liabilities balances. The following table summarizes the changes in the contract assets and refund liabilities for the twelve months ended September 27, 2019:

(In millions)	Contact Assets
Balance at September 29, 2018	$24.4
Costs recovered from product returns during the period	(6.4)
Contract asset from shipments of products, subject to return during the period	5.7
Balance at September 27, 2019	$23.7

(In millions)	Refund Liabilities
Balance at September 29, 2018	$27.1
Recognition of revenue included in beginning of year refund liability	(7.0)
Additions to refund liabilities	6.3
Balance at September 27, 2019	$26.4

Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm orders for which revenue has not yet been recognized. As of September 27, 2019, total remaining performance obligations amounted to $265.2 million. The Company expects to recognize a majority of the remaining performance obligations over the next 12 months.
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
19. SUBSEQUENT EVENTS
On October 1, 2019, the Company, in accordance with the terms of the Credit Agreement, provided notice to the administrative agent that effective as of October 8, 2019, the Company was permanently reducing the revolving credit commitment under the Credit Agreement by $25.0 million to $125.0 million. The reduction in the revolving credit commitment will also reduce the fees paid by the Company in connection with such commitment.