Form 10-Q
period 2020-01-03
Varex Imaging Corp
filed 2020-02-18
CIK 1681622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 3, 2020
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of February 11, 2020, there were 38.5 million shares of the registrant’s common stock outstanding.

VAREX IMAGING CORPORATION
FORM 10-Q for the Quarter Ended January 3, 2020

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended
(In millions, except per share amounts)	January 3, 2020	December 28, 2018
Revenues, net	$200.1	$185.7
Cost of revenues	139.0	125.7
Gross margin	61.1	60.0
Operating expenses:
Research and development	21.7	18.8
Selling, general and administrative	34.8	30.8
Total operating expenses	56.5	49.6
Operating earnings	4.6	10.4
Interest expense	(5.4)	(5.1)
Other expense, net	(0.4)	(1.2)
Interest and other expense, net	(5.8)	(6.3)
(Loss) earnings before taxes	(1.2)	4.1
Taxes on earnings	—	1.1
Net (loss) earnings	(1.2)	3.0
Less: Net earnings attributable to noncontrolling interests	0.1	—
Net (loss) earnings attributable to Varex	$(1.3)	$3.0
Net (loss) earnings per common share attributable to Varex
Basic	$(0.03)	$0.08
Diluted	$(0.03)	$0.08
Weighted average common shares outstanding
Basic	38.5	38.1
Diluted	38.5	38.3

See accompanying notes to the condensed consolidated financial statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) EARNINGS
(Unaudited)

	Three Months Ended
(In millions)	January 3, 2020	December 28, 2018
Net (loss) earnings	$(1.2)	$3.0
Other comprehensive (loss) earnings, net of tax:
Unrealized (loss)/gain on interest rate swap contracts	—	(2.3)
Foreign currency translation adjustments	(0.9)	—
Other comprehensive (loss) earnings, net of tax	(0.9)	(2.3)
Comprehensive (loss) earnings	(2.1)	0.7
Less: Comprehensive earnings attributable to noncontrolling interests	0.1	—
Comprehensive (loss) earnings attributable to Varex	$(2.2)	$0.7

 See accompanying notes to the condensed consolidated financial statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share and per share amounts)	January 3, 2020	September 27, 2019
Assets
Current assets:
Cash and cash equivalents	$30.0	$29.9
Accounts receivable, net	122.9	141.0
Inventories	269.1	248.2
Prepaid expenses and other current assets	18.2	19.3
Total current assets	440.2	438.4
Property, plant and equipment, net	146.2	142.3
Goodwill	290.8	290.8
Intangible assets, net	81.8	86.3
Investments in privately-held companies	54.9	53.6
Operating lease assets	25.1	—
Other assets	29.4	27.5
Total assets	$1,068.4	$1,038.9
Liabilities, redeemable noncontrolling interests and equity
Current liabilities:
Accounts payable	$73.2	$58.2
Accrued liabilities and other current liabilities	70.9	75.7
Current operating lease liabilities	6.7	—
Current maturities of long-term debt	30.4	30.7
Deferred revenues	9.7	10.5
Total current liabilities	190.9	175.1
Long-term debt, net	350.9	364.4
Deferred tax liabilities	8.9	8.2
Operating lease liabilities	19.2	—
Other long-term liabilities	36.6	32.5
Total liabilities	606.5	580.2
Commitments and contingencies
Redeemable noncontrolling interests	10.7	10.5
Equity:
Preferred stock, $.01 par value: 20,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value:
Authorized shares - 150,000,000
Shares issued and outstanding - 38,494,349 and 38,371,305 at January 3, 2020 and September 27, 2019, respectively.	0.4	0.4
Additional paid-in capital	377.6	371.8
Accumulated other comprehensive loss	(2.6)	(1.7)
Retained earnings	72.5	74.4
Total Varex equity	447.9	444.9
Noncontrolling interests	3.3	3.3
Total equity	451.2	448.2
Total liabilities, redeemable noncontrolling interests and equity	$1,068.4	$1,038.9
See accompanying notes to the condensed consolidated financial statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In millions)	January 3, 2020	December 28, 2018
Cash flows from operating activities:
Net (loss) earnings	$(1.2)	$3.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Share-based compensation expense	3.2	2.6
Depreciation	5.2	9.8
Amortization of intangible assets	4.5	3.7
Deferred taxes	0.5	(2.5)
Income from equity method investments	(0.7)	(0.8)
Amortization of deferred loan costs	0.6	0.6
Other, net	—	0.1
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	18.5	20.6
Inventories	(21.1)	(22.0)
Prepaid expenses and other assets	3.7	3.7
Accounts payable	15.4	(0.5)
Accrued liabilities and other current and long-term operating liabilities	(4.8)	3.1
Deferred revenues	(0.8)	(1.4)
Net cash provided by operating activities	23.0	20.0
Cash flows from investing activities:
Purchases of property, plant and equipment	(8.1)	(3.4)
Acquisitions of businesses, net of cash acquired	(1.2)	—
Contributions and advances to joint ventures	(1.3)	—
Net cash used in investing activities	(10.6)	(3.4)
Cash flows from financing activities:
Borrowings under credit agreements	3.0	4.0
Repayments of borrowing under credit agreements	(17.8)	(19.0)
Proceeds from exercise of stock options	1.1	—
Proceeds from shares issued under employee stock purchase plan	1.8	1.9
Other financing activities	(0.1)	—
Net cash used in financing activities	(12.0)	(13.1)
Effects of exchange rate changes on cash and cash equivalents and restricted cash	(0.3)	(0.4)
Net increase in cash and cash equivalents and restricted cash	0.1	3.1
Cash and cash equivalents and restricted cash at beginning of period	31.3	53.4
Cash and cash equivalents and restricted cash at end of period	$31.4	$56.5
Supplemental cash flow information:
Cash paid for interest	$5.0	$3.0
Cash paid for income tax	0.5	0.6
Supplemental non-cash activities:
Purchases of property, plant and equipment financed through accounts payable	$0.8	$1.8
See accompanying notes to the condensed consolidated financial statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three Months Ended January 3, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Varex Equity	Noncontrolling Interests	Total Equity

(In millions)	Shares	Amount
September 27, 2019	38.4	$0.4	$371.8	$(1.7)	$74.4	$444.9	$3.3	$448.2
Cumulative effect of accounting changes	—	—	—	—	(0.6)	(0.6)	—	(0.6)
Net earnings	—	—	—	—	(1.3)	(1.3)	—	(1.3)
Exercise of stock options	—	—	1.1	—	—	1.1	—	1.1
Common stock issued under employee stock purchase plan	0.1	—	1.8	—	—	1.8	—	1.8
Share-based compensation	—	—	3.2	—	—	3.2	—	3.2
Currency translation adjustments	—	—	—	(0.9)	—	(0.9)	—	(0.9)
Other	—	—	(0.3)	—	—	(0.3)	—	(0.3)
January 3, 2020	38.5	$0.4	$377.6	$(2.6)	$72.5	$447.9	$3.3	$451.2

	Three Months Ended December 28, 2018
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Varex Equity	Noncontrolling Interests	Total Equity

(In millions)	Shares	Amount
September 28, 2018	38.0	$0.4	$357.6	$5.8	$62.4	$426.2	$2.1	$428.3
Cumulative effect of accounting change	—	—	—	—	(4.1)	(4.1)	—	(4.1)
Net earnings	—	—	—	—	3.0	3.0	(0.2)	2.8
Common stock issued under employee stock purchase plan	0.1	—	1.9	—	—	1.9	—	1.9
Share-based compensation	—	—	2.6	—	—	2.6	—	2.6
Unrealized loss on interest rate swap contracts, net of tax	—	—	—	(2.3)	—	(2.3)	—	(2.3)
December 28, 2018	38.1	$0.4	$362.1	$3.5	$61.3	$427.3	$1.9	$429.2

See accompanying notes to the condensed consolidated financial statements.

VAREX IMAGING CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Varex Imaging Corporation (the “Company,” “Varex” or “Varex Imaging”) designs, manufactures, sells and services a broad range of Medical products, which include X-ray imaging components, including X-ray tubes, digital detectors and accessories, high voltage connectors, image processing software and workstations, computer-aided diagnostic software, collimators, automatic exposure control devices, generators, ionization chambers and buckys, for use in a range of applications, including radiographic or fluoroscopic imaging, mammography, computed tomography, oncology and computer-aided detection. The Company sells its products to imaging system original equipment manufacturer (“OEM”) customers for incorporation into new medical diagnostic, radiation therapy, dental, and veterinary imaging systems, to independent service companies, distributors and directly to end-users for replacement purposes.
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
These condensed consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the consolidated financial statements for the fiscal years ended 2019, 2018 and 2017 included in the Company’s Form 10-K, which was filed with the SEC on December 20, 2019. The Company considers events or transactions that occur after the balance sheet date, but before the financial statements are issued, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosures. Except for the change in certain policies upon adoption of the accounting standards described below, there have been no material changes to the Company's significant accounting policies, compared to the accounting policies described in Note 1, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for fiscal year 2019.
Segment Reporting
The Company has two reportable operating segments, Medical and Industrial, which align with how its Chief Executive Officer, who has been identified as the Company's Chief Operating Decision Maker ("CODM"), views and measures the Company’s business performance. See Note 16, Segment Information, for further information on the Company’s segments.
Fiscal Year
The fiscal years of the Company as reported are the 52 or 53-week period ending on the Friday nearest September 30. Fiscal year 2020 is the 53-week period ending October 2, 2020. Fiscal year 2019 was the 52-week period that ended on September 27, 2019.  The fiscal quarters ended January 3, 2020 and December 28, 2018 were 14-week and 13-week periods, respectively.
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
Restricted Cash
Restricted cash primarily consists of cash collateral related to certain leases and inventory arrangements. Restricted cash is included in other assets on the condensed consolidated balance sheet. Cash and cash equivalents and restricted cash as reported within the condensed consolidated statements of cash flows consisted of the following:

	Three Months Ended January 3, 2020		Three Months Ended December 28, 2018
	Beginning of Period	End of Period	Beginning of Period	End of Period
Cash and cash equivalents	$29.9	$30.0	$51.9	$55.1
Restricted cash	1.4	1.4	1.5	1.4
Cash and cash equivalents and restricted cash as reported per statement of cash flows	$31.3	$31.4	$53.4	$56.5

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
Credit is extended to customers based on an evaluation of the customer’s financial condition, and collateral is not required. During the periods presented, one of the Company's Medical segment customers accounted for a significant portion of revenues, as follows:

	Three Months Ended
	January 3, 2020	December 28, 2018
Canon Medical Systems Corporation	18.8%	18.3%

Canon Medical Systems Corporation accounted for 14.5% and 10.1% of the Company’s accounts receivable as of January 3, 2020 and September 27, 2019, respectively.
Loss Contingencies
From time to time, the Company is a party to or otherwise involved in legal proceedings, claims and government inspections or investigations, customs and duties audits, other contingency matters, both inside and outside the United States, arising in the ordinary course of its business or otherwise. The Company accrues amounts for probable losses, to the extent they can be reasonably estimated, that it believes are adequate to address any liabilities related to legal proceedings and other loss contingencies that the Company believes will result in a probable loss (including, among other things, probable settlement value). A loss or a range of loss is disclosed when it is reasonably possible that a material loss will be incurred and can be estimated or when it is reasonably possible that the amount of a loss, when material, will exceed the recorded provision.
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
The amount of the accrued estimated warranty costs obligation for established products is primarily based on historical experience as to product failures adjusted for current information on repair costs. For new products, the Company bases warranty estimates on historical experience for similar products and adds a reasonable allowance for warranty expenses associated with new products. On a quarterly basis, the Company reviews the accrued warranty costs and updates the historical warranty cost trends, if required.
The following table reflects the changes in the Company’s accrued product warranty:

	Three Months Ended
(In millions)	January 3, 2020	December 28, 2018
Accrued product warranty, at beginning of period	$8.1	$7.3
Charged to cost of revenues	4.1	2.0
Product warranty expenditures	(3.2)	(2.7)
Accrued product warranty, at end of period	$9.0	$6.6

Leases
The Company determines if an arrangement is or contains a lease at the inception of an arrangement. The Company's operating lease right-of-use ("ROU") assets represents the right to use an underlying asset over the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. ROU assets may also include initial direct costs incurred and prepaid lease payments, less lease incentives. Lease liabilities and their corresponding ROU assets are recognized based on the present value of lease payments over the lease term, discounted using the Company's incremental borrowing rate ("IBR"). The Company recognizes operating leases with lease terms of more than twelve months in operating lease assets, current operating lease liabilities, and operating lease liabilities on its condensed consolidated balance sheets. The Company recognizes finance leases with lease terms of more than twelve months in property, plant, and equipment, net, accrued liabilities and other current liabilities, and other long-term liabilities on its condensed consolidated balance sheets. For purposes of calculating lease liabilities and the corresponding ROU assets, the Company's lease term may include options to extend or terminate the lease when it is reasonably certain that it will exercise that option.
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (the"FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases ("Topic 842"), referred to as ASC 842. The purpose of ASC 842 is to increase the transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet, including those previously classified as operating leases under U.S. GAAP, and disclosing key information about leasing arrangements. ASC 842, as amended, is effective for public entities for annual periods beginning after December 15, 2018, including interim periods within those annual periods and is effective for the Company in fiscal year 2020. The Company adopted the standard using the transition method provided by ASC Update No. 2018-11, Leases ("Topic 842"): Targeted Improvements. Under this method, the Company applied the new leasing rules on September 28, 2019, rather than at the earliest comparative period presented in the financial statements. Prior periods were presented in accordance with the existing lease guidance under ASC 840.
Upon transition, the Company applied the package of practical expedients permitted under ASC 842 transition guidance to its entire lease portfolio at September 28, 2019. As a result, the Company was not required to reassess (i) whether any expired or existing contracts are or contain leases, (ii) the classification of any expired or existing leases, and (iii) initial direct costs for any existing leases. Also, the Company applied the hindsight practical expedient. Furthermore, as a lessee the Company elected to combine lease and non-lease components for the majority of its leases, which means that the Company accounted for each separate lease component and the non-lease components associated with that lease component as a single lease component. The only asset class that did not combine lease and non-lease components were vehicle leases.
The most significant impact of the standards for the Company relate to the recognition of the right-of-use assets and lease liabilities for the operating leases in the balance sheet. Upon adoption of the new lease standard, the Company recognized operating lease right-of-use assets and finance lease right-of-use assets of $26.8 million and $0.6 million, respectively, and corresponding operating lease liabilities and finance lease liabilities of $27.5 million and $0.6 million, respectively. This includes the recording of the Company’s existing capital leases as finance leases at transition. The cumulative impact of adoption was a $0.3 million decrease to retained earnings. Refer to Note 3, Leases, for a detailed impact of adopting this standard and its impact on the consolidated financial statements and related disclosures.
In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which provides the option to reclassify certain income tax effects related to the Tax Cuts and Jobs Act passed in December of 2017 between accumulated other comprehensive income and retained earnings and also requires additional disclosures. The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Effective September 28, 2019, the Company adopted ASU 2018-02 and it did not have a material effect on the Company’s financial statements and related disclosures.
Recent Accounting Standards or Updates Not Yet Effective
In December 2019, the FASB issued ASU 2019-12 which simplifies the accounting for income taxes by removing certain exceptions to the current guidance, and improving the consistent application of and simplification of other areas of the guidance. The standard is effective for the Company beginning in the first quarter of fiscal year 2022. Early adoption is permitted. The Company is evaluating the impact of adopting this guidance to its condensed consolidated financial statements.
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
In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments." This ASU replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In addition, the ASU requires new disclosures. This standard will be effective for the Company's interim and annual periods beginning with the first quarter of fiscal 2021 and must be applied on a modified retrospective basis. The Company is evaluating the potential impact of this standard to its condensed consolidated financial statements.
2. REVENUE RECOGNITION
The Company’s revenues are derived primarily from the sale of hardware and services. The Company recognizes its revenues net of any value-added or sales tax and net of sales discounts. The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers.
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
The following table disaggregates the Company’s revenue by geographic region:

	Three Months Ended
(In millions)	January 3, 2020	December 28, 2018
Americas	$70.3	$68.4
EMEA	65.2	62.6
APAC	64.6	54.7
	$200.1	$185.7

Revenue in the United States of America was $68.9 million and $67.2 million for the three months ended January 3, 2020 and December 28, 2018, respectively.
Refer to Note 16, Segment Information, for the disaggregation of the Company’s revenue based on reportable operating segments.
Contract Balances
Contract assets are included within the prepaid expenses and other current assets, and other assets balances. Contract liabilities, which also includes refund obligations are included within the accrued liabilities and other current liabilities, deferred revenues, and other long-term liabilities balances. The following table summarizes the changes in the contract assets and refund liabilities for the three months ended January 3, 2020:

(In millions)	Contract Assets
Balance at September 28, 2019	$23.7
Costs recovered from product returns during the period	(0.8)
Contract asset from shipments of products, subject to return during the period	1.6
Balance at January 3, 2020	$24.5

(In millions)	Refund Liabilities
Balance at September 28, 2019	$26.4
Release of refund liability included in beginning of year refund liability	(0.9)
Additions to refund liabilities	1.7
Balance at January 3, 2020	$27.2

Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm orders for which revenue has not yet been recognized. As of January 3, 2020, total remaining performance obligations amounted to $268.3 million. The Company expects to recognize the remaining performance obligations over the next 12 months.
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
3. LEASES
On September 28, 2019, the Company adopted a new accounting standard that amends the guidance for the accounting and reporting of leases. The determination of whether an arrangement is, or contains, a lease is performed at the inception of the arrangement. The Company has operating and finance leases for office space, warehouse and manufacturing space, vehicles and certain equipment. The Company's lease agreements do not contain any material residual value guarantees, variable lease costs, bargain purchase options or restrictive covenants. The Company does not have any lease transactions with related parties. Leases with an initial term of 12 months or less are generally not recorded on the balance sheet and expense for these leases is recognized on a straight-line basis over the lease term. The Company's leases have remaining lease terms of one year to approximately five years, some of which may include options to extend the leases for up to six years and some include options to terminate early. These options have been included in the determination of the lease liability when it is reasonably certain that the option will be exercised.
Right-of-use assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease contract. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of fixed lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, our incremental borrowing rate is based on a credit-adjusted risk-free rate, which best approximates a secured rate over a similar term of lease.

The following table presents supplemental balance sheet information related to the Company's operating and finance leases:

		January 3, 2020
(In millions)	Balance Sheet Location	Operating Leases	Finance Leases
Assets
Operating lease right-of-use assets	Operating lease assets	$25.1	$—
Finance lease right-of-use assets	Property, plant and equipment, net	$—	$0.6
Liabilities
Operating lease liabilities (current)	Current operating lease liabilities	$6.7	$—
Finance lease liabilities (current)	Accrued liabilities and other current liabilities	$—	$0.2
Operating lease liabilities (non-current)	Operating lease liabilities	$19.2	$—
Finance lease liabilities (non-current)	Other long-term liabilities	$—	$0.4
The following table presents the weighted average remaining lease term and discount rate information related to the Company's operating and finance leases:

	January 3, 2020
	Operating Leases	Finance Leases
Weighted average remaining lease term (in years)	5.2	3.0
Weighted average discount rate	4.2%	3.8%

The following table provides information related to the Company’s operating and finance leases:

(In millions)	Three Months Ended January 3, 2020
Total operating lease costs (a)	$2.1

Total finance lease costs	$0.1

Operating cash flows from operating leases	$2.0
Financing cash flows from finance leases	0.1
Total cash paid for amounts included in the measurement of lease liabilities	$2.1
(a) Includes variable and short-term lease expense, which were immaterial for the three months ended January 3, 2020.

As of January 3, 2020, maturities of operating lease and finance lease liabilities for each of the following five years and a total thereafter were as follows:

(In millions)
Fiscal years:	Operating Leases	Finance Leases
2020 remaining	$5.8	$0.2
2021	6.5	0.2
2022	5.6	0.1
2023	3.3	0.1
2024	2.5	—
Thereafter	5.3	—
Total future lease payments	$29.0	$0.6
Less: imputed interest	(3.2)	—
Present value of lease liabilities	25.8	0.6

At September 27, 2019, the Company was committed to minimum rentals under non-cancelable operating leases (including rent escalation clauses) for fiscal years 2020 through 2024 and thereafter, as follows: $7.5 million, $5.4 million, $4.7 million, $1.8 million, $0.9 million, and $0.2 million, respectively.
4. BUSINESS COMBINATION
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

The following table summarizes the preliminary purchase price allocation:

(In millions)	Fair Value
Allocation of the purchase consideration:
Accounts receivable	$2.4
Inventories	5.7
Prepaid expenses and other current assets	0.7
Property, plant, and equipment	0.9
Goodwill	47.2
Intangible assets	32.9
Total assets acquired	$89.8
Accounts payable	$(1.0)
Accrued liabilities and other current liabilities	(1.5)
Current maturities of long-term debt	(1.0)
Deferred revenues	(0.9)
Long-term debt	(3.5)
Other long-term liabilities	(1.1)
Total liabilities assumed	$(9.0)
Noncontrolling interest	$(1.4)
Net assets acquired, less noncontrolling interest	$79.4
Net cash paid	$69.5
Deferred consideration	9.9
Total consideration	$79.4

The Company recorded the assets acquired and liabilities assumed at their preliminary estimated fair values. Intangibles were valued primarily using a discounted cash flow, which included estimated revenue growth and discount rate. Due to the complexity of this transaction as of January 3, 2020, the Company had not finalized the determination of the fair values allocated to various assets and liabilities, including, but not limited to, deferred tax assets and liabilities; intangible assets and the residual amount allocated to goodwill. The fair value assigned to goodwill is primarily attributable to expected synergies. The goodwill related to the Direct Conversion acquisition is not tax deductible.
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

The acquisition of Direct Conversion did not have a significant impact on our consolidated results of operations on a pro forma basis for the prior year period.

During the first quarter of fiscal year 2020, the Company made a $1.2 million acquisition to enhance our X-ray tube development and manufacturing operations.

5. RELATED PARTY TRANSACTIONS
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
The equity investment in dpiX Holding is accounted for under the equity method of accounting. When the Company recognizes its share of net profits or losses of dpiX Holding, profits or losses in inventory purchased from dpiX are eliminated. During the three months ended January 3, 2020 and December 28, 2018, the Company recorded (loss) and income on the equity investment in dpiX Holding of $0.9 million and $(0.7) million, respectively. Income and loss on the equity investment in dpiX Holding is included in other expense, net in the condensed consolidated statements of earnings. The carrying value of the equity investment in dpiX Holding was $48.5 million and $48.1 million at January 3, 2020 and September 27, 2019, respectively.
During the three months ended January 3, 2020 and December 28, 2018, the Company purchased glass transistor arrays from dpiX totaling $5.9 million and $2.8 million, respectively. These purchases of glass transistor arrays are included as a component of inventories on the condensed consolidated balance sheets or cost of revenues in the condensed consolidated statements of earnings.
As of January 3, 2020, and September 27, 2019, the Company had accounts payable to dpiX totaling $3.4 million and $3.6 million, respectively.
In October 2013, the Company entered into an amended agreement with dpiX and other parties that, among other things, provides the Company with the right to 50% of dpiX’s total manufacturing capacity produced after January 1, 2014. The amended agreement requires the Company to pay for 50% of the fixed costs (as defined in the amended agreement), as determined at the beginning of each calendar year. As of January 3, 2020, the Company had no remaining fixed cost commitments related to the agreement remaining for calendar year 2019. In January 2020, the fixed cost commitment was determined and approved by the dpiX board of directors to be $12.7 million for calendar year 2020. The amended agreement will continue unless the ownership structure of dpiX changes as provided in the amended agreement.
The Company has determined that dpiX is a variable interest entity because at-risk equity holders, as a group, lack the characteristics of a controlling financial interest. Majority votes are required to direct the manufacturing activities, legal operations and other activities that most significantly affect dpiX’s economic performance. The Company does not have majority voting rights and no power to direct the activities of dpiX and therefore is not the primary beneficiary of dpiX. The Company’s exposure to loss as a result of its involvement with dpiX is limited to the carrying value of the Company’s investment of $48.5 million and fixed cost commitments.
In November 2018, the Company and CETTEEN GmbH (“CETTEEN”), formed a German limited liability company that governs the affairs and conduct of the business of VEC Imaging Verwaltungsgesellschaft GmbH (“VEC”), a joint venture formed to develop technology for use in X-ray imaging components. In accordance with the VEC agreement, net profits or losses are allocated to the members in accordance with their ownership interest. The Company's investment in VEC is accounted for under the equity method. As of January 3, 2020, the Company has made contributions totaling $4.2 million, and has committed to contribute an additional $1.1 million as milestones are achieved, and to provide certain full-time employees to support prototyping and manufacturing activities in exchange for a 50% interest in VEC. CETTEEN made contributions of certain assets including intellectual property in exchange for a 50% interest in VEC. The Company's investment in VEC was $3.0 million and $2.0 million at January 3, 2020 and September 27, 2019, respectively .
6. RESTRUCTURING
In July 2018, the Company committed to a plan to relocate the production of amorphous silicon glass for digital detectors, from its Santa Clara facility, to the jointly owned dpiX fabrication facility in Colorado. In July 2019, the Company committed to close its Santa Clara facility and to relocate the remaining production to its other existing facilities. The Company expects operations at the Santa Clara facility to cease by the end of September 2020 and all activities related to the closure of the facility to be complete by the end of December 2020. In connection with the relocation of the glass production and site closure the Company recorded $0.8 million and $5.1 million for the three months ended January 3, 2020 and December 28, 2018, respectively. The Company expects to incur an additional $7.3 million to $11.3 million of restructuring charges through December 2020.

Cash outflows associated with these restructuring charges are limited to employee termination expenses, facility closure and equipment sales and disposals. Below is a detail of restructuring charges incurred during the three months ended January 3, 2020 and December 28, 2018, respectively, which predominately relate to the Company's Medical segment:

		Three Months Ended
(In millions)	Location of Restructuring Charges in Consolidated Statements of Earnings	January 3, 2020	December 28, 2018
Accelerated depreciation	Cost of revenues	$0.3	$4.2
Severance costs	Selling, general and administrative	0.5	0.9
Total restructuring charges		$0.8	$5.1

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
As of January 3, 2020, the Company had the following outstanding derivatives designated as hedging instruments:

(In millions, except for number of instruments)	Number of Instruments	Notional Value
Interest Rate Swap Contracts	6	$253.1
The following table summarizes the amount of pre-tax earnings recognized from derivative instruments for the periods indicated and the line items in the accompanying statements of operations where the results are recorded for cash flow hedges:

	Amount of Gain (Loss) Recognized in OCI on Derivative Three months ended		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income Three months ended
(In millions)	January 3, 2020	December 28, 2018		January 3, 2020	December 28, 2018
Interest Rate Swap Contracts	$—	$(2.5)	Interest expense	$—	$0.4

The Company expects that approximately $(0.3) million of the accumulated other comprehensive (loss) income related to cash flow hedges will be realized in pre-tax earnings over the next 12 months, but the amount will vary depending on interest rates.
These derivative instruments are subject to master netting agreements giving effect to rights of offset with each counterparty. The following table summarizes the fair values of derivative instruments as of the periods indicated and the line items in the accompanying consolidated balance sheets where the instruments are recorded:

(In millions)		Derivative Assets and Liabilities
Derivatives designated as cash flow hedges	Balance sheet location	January 3, 2020	September 27, 2019
Interest rate swap contracts	Accrued liabilities and other current liabilities	$(0.3)	$—
Interest rate swap contracts	Other long-term liabilities	(0.2)	(0.5)
		$(0.5)	$(0.5)

Derivatives Designated as Hedging Instruments - Net Investment Hedges
The Company uses cross currency swap contracts as net investment hedges to manage its risk of variability in foreign currency-denominated net investments in wholly owned international operations. All changes in fair value of the derivatives designated as net investment hedges are reported in accumulated other comprehensive (loss) income along with the foreign currency translation adjustments on those investments. As of January 3, 2020, the Company had the following outstanding derivatives designated as net investment hedging instruments:

(In millions, except for number of instruments)	Number of Instruments	Notional Value
Cross Currency Swap Contracts	4	$77.7
The following table summarizes the amount of pre-tax earnings recognized from derivative instruments for the periods indicated and the line items in the accompanying statements of operations where the results are recorded for net investment hedges:

	Amount of Gain (Loss) Recognized in OCI on Derivative Three months ended		Location of Gain or (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
(In millions)	January 3, 2020	December 28, 2018		January 3, 2020	December 28, 2018
Cross Currency Swap Contracts	$(0.8)	$—	Interest expense	$0.4	$—
These derivative instruments are subject to master netting agreements giving effect to rights of offset with each counterparty. None of the balances were eligible for netting. The following table summarizes the gross fair values of derivative instruments as of the periods indicated and the line items in the accompanying consolidated balance sheets where the instruments are recorded:

(In millions)		Derivative Assets and Liabilities
Derivatives designated as net investment hedges	Balance sheet location	January 3, 2020	September 27, 2019
Cross Currency Swap Contracts	Other current assets	$1.3	$—
Cross Currency Swap Contracts	Other long-term liabilities	(2.2)	—
		$(0.9)	$—
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
The following table shows the notional amounts of outstanding foreign currency contracts as of January 3, 2020:

	Notional Value of Derivatives not Designated as Hedging Instruments:
(In millions)	Buy contracts	Sell contract
Japanese yen	$2.3	$—
Swiss franc	—	(1.0)
Chinese renminbi	1.7	—
Euro	—	(3.4)
	$4.0	$(4.4)

8. FAIR VALUE
Assets/Liabilities Measured at Fair Value on a Recurring Basis
In the tables below, the Company has segregated all assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

	Fair Value Measurements at January 3, 2020
(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents - Money market funds	$—	$4.7	$—	$4.7
Derivative assets	—	1.3	—	1.3
Total assets measured at fair value	$—	$6.0	$—	$6.0

Liabilities:
Derivative liabilities	$—	$2.7	$—	$2.7
Deferred consideration	9.7	—	—	9.7
Total liabilities measured at fair value	$9.7	$2.7	$—	$12.4

As of January 3, 2020, the outstanding borrowings under the Company's credit agreement were $381.3 million, net of deferred loan costs, which approximated its fair value. The fair values of certain of the Company’s financial instruments, including bank deposits included in cash and cash equivalents, accounts receivable and accounts payable, also approximate their fair values due to their short maturities. The Company has elected to use the income approach to value its derivative instruments using standard valuation techniques and Level 2 inputs, such as currency spot rates, forward points and credit default swap spreads. There were no financial assets or liabilities measured on a recurring basis using significant unobservable inputs (Level 3) and there were no transfers in or out of Level 1, 2 or 3 during the three months ended January 3, 2020.

At September 27, 2019, the Company determined the following levels of inputs at fair value for the following assets or liabilities:

	Fair Value Measurements at September 27, 2019
(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents - Money market funds	$—	$8.8	$—	$8.8
Total assets measured at fair value	$—	$8.8	$—	$8.8

Liabilities:
Derivative liabilities	$—	$0.7	$—	$0.7
Deferred Consideration	8.9	—	—	8.9
Total liabilities measured at fair value	$8.9	$0.7	$—	$9.6

9. INVENTORIES
The following table summarizes the Company’s inventories:

(In millions)	January 3, 2020	September 27, 2019
Raw materials and parts	$184.2	$160.1
Work-in-process	27.6	27.9
Finished goods	57.3	60.2
Total inventories	$269.1	$248.2

10. GOODWILL AND INTANGIBLE ASSETS
The following table reflect goodwill by reportable operating segment:

(In millions)	Medical	Industrial	Total
Balance at September 27, 2019	$173.0	$117.8	$290.8
Balance at January 3, 2020	$173.0	$117.8	$290.8

The following table reflects the gross carrying amount and accumulated amortization of the Company’s finite-lived intangible assets included in other assets in the condensed consolidated balance sheets:

	January 3, 2020			September 27, 2019
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired existing technology	$74.1	$(30.8)	$43.3	$74.1	$(28.4)	$45.7
Patents, licenses and other	12.7	(8.7)	4.0	12.7	(8.4)	4.3
Customer contracts and supplier relationship	50.7	(19.0)	31.7	50.7	(17.2)	33.5
Total intangible assets with finite lives	137.5	(58.5)	79.0	137.5	(54.0)	83.5
In-process R&D with indefinite lives	2.8	0.0	2.8	2.8	0.0	2.8
Total intangible assets	$140.3	$(58.5)	$81.8	$140.3	$(54.0)	$86.3

Amortization expense for intangible assets was $4.5 million and $3.7 million for the three months ended January 3, 2020 and December 28, 2018, respectively.

11. BORROWINGS
The following table summarizes the Company's short-term and long-term debt:

	January 3, 2020		September 27, 2019		$ Change
(In millions, except for percentages)	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Current maturities of long-term debt
Term facility	$29.4	5.3%	$29.4	5.6%	$—
Other debt	1.0		1.3		(0.3)
Total current maturities of long-term debt	$30.4		$30.7		$(0.3)

Non-current maturities of long-term debt:
Revolving credit facility	$52.0	5.3%	$59.0	5.6%	$(7.0)
Term facility	301.1	5.3%	308.6	5.6%	(7.5)
Other debt	2.6		2.5		0.1
Debt issuance costs	(4.8)		(5.7)		0.9
Non-current maturities of long-term debt	350.9		364.4		(13.5)
Total long-term debt, net	$381.3		$395.1		$(13.8)

Existing Credit Facility
On May 1, 2017 Varex entered into a new secured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of up to $200 million with a term of five years, and a secured term facility (the “Term Facility” and together with the Revolving Credit Facility, the “Credit Agreement”) in an aggregate principal amount of $400 million, which is subsequently amended. The Company reduced the Revolving Credit Facility to $150 million on October 3, 2018 and to $125 million on October 1, 2019. At January 3, 2020, the Company had $73.0 million of the Revolving Credit Facility available for borrowings, subject to covenants contained in the Credit Agreement. The Term Facility will be repaid over five years, with 5.0% payable in quarterly installments during each of the first two years of the term thereof, 7.5% payable in quarterly installments during the third and fourth years of the term thereof, and 10% payable in quarterly installments in the fifth year of the term thereof, with the remaining amount due at maturity. Both the Term Facility and Revolving Credit Facility expire on May 1, 2022.
The Credit Agreement contains various customary restrictive covenants that limits, among other things, the incurrence of indebtedness by Varex and its subsidiaries, the grant or incurrence of liens by Varex and its subsidiaries, the entry into sale and leaseback transactions by Varex and its subsidiaries, and the entry into certain fundamental change transactions by Varex and its subsidiaries. It also contains customary events of default and certain financial covenants. The Company agreed to maintain financial covenants, which include maximum consolidated total leverage ratio, maximum senior secured leverage ratio, maximum capital expenditures and a minimum consolidated fixed charge coverage ratio. The Company was in compliance with all financial covenants under the Credit Agreement as of January 3, 2020.
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
At January 3, 2020, noncontrolling shareholders together held approximately 0.5 million shares of MeVis, representing 26.3% of the outstanding shares.
Changes in redeemable noncontrolling interests were as follows:

(In millions)	Redeemable Noncontrolling Interests	Noncontrolling Interest
Balance at beginning of period, September 27, 2019	$10.5	$3.3
Net earnings attributable to noncontrolling interests	0.1	—
Other, including foreign currency remeasurement	0.1	—
Balance at end of period, January 3, 2020	$10.7	$3.3

13. NET (LOSS) EARNINGS PER SHARE
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
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net (loss) income per common share is as follows:

	Three Months Ended
(In millions, except per share amounts)	January 3, 2020	December 28, 2018
Net earnings attributable to Varex	$(1.3)	$3.0
Weighted average shares outstanding - basic	38.5	38.1
Dilutive effect of potential common shares	—	0.2
Weighted average shares outstanding - diluted	38.5	38.3
Net earnings per share attributable to Varex - basic	$(0.03)	$0.08
Net earnings per share attributable to Varex - diluted	$(0.03)	$0.08
Anti-dilutive shared based awards, excluded	1.7	2.1

The Company excludes potentially dilutive common shares (consisting of shares underlying stock options, unvested stock awards and purchase rights granted under the employee stock purchase plan) from the computation of diluted weighted average shares outstanding if the inclusion of the shares underlying these stock awards would be anti-dilutive to (loss) earnings per share. Because the Company incurred a net loss for the three months ended January 3, 2020, none of the potentially dilutive common shares were included in the diluted share calculation for that period as they would have been anti-dilutive.

14. EMPLOYEE STOCK PLANS
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
The table below summarizes the effect of recording the share-based compensation expense (which includes the option component of the employee stock purchase plan shares):

	Three Months Ended
(In millions)	January 3, 2020	December 28, 2018
Cost of revenues	$0.3	$0.3
Research and development	0.6	0.5
Selling, general and administrative	2.3	1.8
Total share-based compensation expense	$3.2	$2.6

Stock Option Activity
The following table summarizes the activity for stock options under Varex’s 2017 Omnibus Stock Plan and 2017 Employee Stock Purchase Plan for the Company’s employees:

	Options Outstanding
(In thousands, except per share amounts and the remaining term)	Options	Price Range	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value(1)
Outstanding at September 27, 2019	2,269	$22.63 - $37.60	$30.60
Granted	—	—	—
Canceled, expired or forfeited	(19)	$22.84 - $37.10	30.99
Exercised	(49)	$22.84 - $22.84	22.84
Outstanding at January 3, 2020	2,201	$22.63 - $37.60	$30.77	3.92	$1,735.0

Exercisable at January 3, 2020	1,500	$22.63 - $37.60	$30.04	3.34	$1,735.0
(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and the closing price of Varex common stock of $30.00 as of January 3, 2020, the last trading date of the Company's first quarter, and which represents the amount that would have been received by the option holders had all option holders exercised their options and sold the shares received upon exercise as of that date.
Restricted Stock Units
The following table summarizes the activity for restricted stock units under Varex’s 2017 Omnibus Stock Plan for the Company’s employees:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at September 27, 2019	678	$33.18
Granted	3	26.78
Vested	(2)	30.21
Canceled or expired	(8)	33.49
Balance at January 3, 2020	671	$33.16

15. TAXES ON EARNINGS

	Three Months Ended
	January 3, 2020	December 28, 2018
Estimated effective tax rate	0.9%	26.8%

The Company recognized an income tax benefit of $0.0 million and an income tax expense of $1.1 million for the three months ended January 3, 2020 and December 28, 2018, respectively, for effective rates of 0.9% and 26.8%, respectively.
The Company's effective tax rate for the three months ended January 3, 2020, decreased primarily due to losses in certain jurisdictions for which no benefit can be recorded due to full valuation allowance positions and a nearly equivalent overall pre-tax book loss.
As a result of the changes to the U.S. taxation of foreign earnings included in U.S. Tax Reform, the Company reevaluated its previous indefinite reinvestment assertion with respect to these earnings during fiscal year 2018, which resulted in the Company revoking its assertion for current and future earnings for all countries, while maintaining the assertion that historic earnings are indefinitely reinvested outside the U.S. The Company is maintaining this prior assertion for the quarter ended January 3, 2020. Due to the level of earnings available for repatriation, the treaty benefits applicable to jurisdictions in which those earnings are located, and the now favorable U.S. tax treatment of repatriated foreign earnings, the amount of deferred tax liability recorded related to the potential repatriation is approximately $0.1 million. This estimated liability is for U.S. State income taxes and foreign withholding taxes that would apply if the foreign earnings were repatriated in the form of a dividend.
16. SEGMENT INFORMATION
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

Information related to the Company’s segments is as follows:

	Three Months Ended
(In millions)	January 3, 2020	December 28, 2018
Revenues
Medical	$155.6	$143.9
Industrial	44.5	41.8
Total revenues	$200.1	$185.7
Gross margin
Medical	$43.8	$45.1
Industrial	17.3	14.9
Total gross margin	$61.1	$60.0
Total operating expenses	56.5	49.6
Interest and other income (expenses), net	(5.8)	(6.3)
Earnings before taxes	(1.2)	4.1
Taxes on earnings	—	1.1
Net earnings	(1.2)	3.0
Less: Net earnings attributable to noncontrolling interests	0.1	—
Net earnings attributable to Varex	$(1.3)	$3.0

The following table summarizes the Company’s total assets by its reportable segments:

(In millions)	January 3, 2020	September 27, 2019
Identifiable assets
Medical	$830.8	$794.3
Industrial	237.6	244.6
Total reportable segments	$1,068.4	$1,038.9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results should be read together with our Annual Report on Form 10-K for the fiscal year ended September 27, 2019.
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

Our success depends, among other things, on our ability to anticipate and respond to changes in our markets, the direction of technological innovation and the demands of our customers. We continue to invest in research and development and employ over 500 engineers. Combining this focus on innovation and product performance with strong long-term customer relationships allows us to partner with our customers to bring industry-leading products to the X-ray imaging market. We continue to work to improve the life and quality of our imaging components and leverage our scale as the largest X-ray imaging component supplier to provide cost-effective solutions for our customers. Demand for our products can also be impacted by geo-political factors, including tariffs on key imported materials used in manufacturing our products and on X-ray imaging products we sell to customers outside the United States. Trade conflicts between the United States and China has negatively impacted our business and are expected to continue.
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

The digital detector market has matured from initial product introductions that were made over 15 years ago. For the past few years, we have experienced price erosion for these products, predominantly in the highly-competitive market for radiographic detectors. We anticipate this trend will continue in the foreseeable future.

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

To help mitigate the impact of trade war conflicts between the United States and China, we have implemented changes to secure more non-China sources of supply of parts and materials used to manufacture our X-ray imaging products. We continue to expand manufacturing capabilities at our facilities in China, Germany and the Philippines.

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

The security market primarily consists of airport security for carry-on baggage, checked baggage and palletized cargo, as well as cargo security for the screening of trucks, trains and cargo containers at ports and borders. The-end customers for border protection systems are typically government agencies, many of which are in oil-based economies and war zones where there has been significant year-over-year variation in buying patterns.

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

We periodically review our accounting policies, estimates and assumptions and make adjustments when facts and circumstances dictate. Refer to our Annual Report on Form 10-K for the fiscal year ended September 27, 2019 filed with the SEC on December 20, 2019 and Note 1 “Summary of Significant Accounting Policies” of the notes to the condensed consolidated financial statements of this report for further details. Our critical accounting policies that are affected by accounting estimates include revenue recognition, impairment of investments, assessment of recoverability of goodwill and intangible assets, valuation of derivative instruments, valuation of warranty obligations, and taxes on earnings. Such accounting policies require us to use judgments, often as a result of the need to make estimates and assumptions regarding matters that are inherently uncertain, and actual results could differ materially from these estimates. There have been no material changes to our critical accounting policies, estimates and assumptions or the judgments affecting the application of those estimates and assumptions since the filing of our Annual Report on Form 10-K for year ended September 27, 2019, except for the adoption of Accounting Standards Update No. 2016-02, Leases ("Topic 842"), referred to as ASC 842, effective September 28, 2019.
Fiscal Year
Our fiscal year is a 52 or 53-week period ending on the Friday nearest September 30. Fiscal year 2020 is the 53-week period ending October 2, 2020. Fiscal year 2019 was a 52-week period that ended on September 27, 2019. The fiscal quarters ended January 3, 2020 and December 28, 2018 were 14-week and 13-week periods, respectively.
Discussion of Results of Operations for the Three Months Ended January 3, 2020 Compared to the Three Months Ended December 28, 2018
Revenues

	Three Months Ended
(In millions)	January 3, 2020	December 28, 2018	$ Change	% Change
Medical	$155.6	$143.9	$11.7	8.1%
Industrial	44.5	41.8	2.7	6.5%
Total revenues	$200.1	$185.7	$14.4	7.8%
Medical as a percentage of total revenues	77.8%	77.5%
Industrial as a percentage of total revenues	22.2%	22.5%
Medical revenues increased by $11.7 million primarily due to increased sales of CT X-ray tubes and digital detectors and X-ray tubes for oncology applications, partially offset by decreased sales of radiographic digital detectors.
Industrial revenues increased $2.7 million primarily due to increased sales of X-ray tubes for airport security.
Gross Margin

	Three Months Ended
(In millions)	January 3, 2020	December 28, 2018	$ Change	% Change
Medical	$43.8	$45.1	$(1.3)	(2.9)%
Industrial	17.3	14.9	2.4	16.1%
Total gross margin	$61.1	$60.0	$1.1	1.8%
Medical gross margin %	28.1%	31.3%
Industrial gross margin %	38.9%	35.6%
Total gross margin %	30.5%	32.3%
The decrease in total gross margin percentage was due to the decrease in medical gross margin percentage. The decrease in medical gross margin percentage was primarily due to additional reserves for the settlement of a German customs audit, higher warranty and slow-moving inventory reserves and customer price decreases for digital detectors. The industrial gross margin percentage increased due to a favorable mix of higher margin products.

Operating Expenses

	Three Months Ended
(In millions)	January 3, 2020	December 28, 2018	$ Change	% Change
Research and development	$21.7	$18.8	$2.9	15.4%
As a percentage of total revenues	10.8%	10.1%
Selling, general and administrative	$34.8	$30.8	$4.0	13.0%
As a percentage of total revenues	17.4%	16.6%
Operating expenses	$56.5	$49.6	$6.9	13.9%
As a percentage of total revenues	28.2%	26.7%
Research and Development
We are committed to investing in the business to support long-term growth and believe long-term research and development expenses of approximately 8% to 10% of annual revenues is the appropriate range that will allow us to innovate and bring new products to market for our global OEM customers. Research and development costs increased to 10.8% of revenues for the first quarter of 2020 due to an additional week of expenses in the quarter and the addition of Direct Conversion.
Selling, General and Administrative
Selling, general and administrative expenses for the first quarter of 2020 increased to 17.4% primarily due to an additional week of expenses in the quarter and higher audit and consulting fees.
Interest and Other Expense, Net
The following table summarizes the Company’s interest and other expense, net:

	Three Months Ended
(In millions)	January 3, 2020	December 28, 2018	$ Change
Interest expense	(5.4)	(5.1)	(0.3)
Other (expense) income, net	(0.4)	(1.2)	0.8
Interest and other expense, net	$(5.8)	$(6.3)	$0.5
Interest and other expense, net decreased, primarily due to an increase in our income from equity method investments compared to the three months ended December 28, 2018.
Taxes on Earnings

	Three Months Ended
	January 3, 2020	December 28, 2018
Estimated effective tax rate	0.9%	26.8%
We recognized an income tax benefit of $0.0 million and an income tax expense of $1.1 million for the three months ended January 3, 2020 and December 28, 2018, respectively, for effective rates of 0.9% and 26.8%, respectively.
Our effective tax rate for the three months ended January 3, 2020, decreased primarily due to losses in certain jurisdictions for which no benefit can be recorded due to full valuation allowance positions and a nearly equivalent overall pre-tax book loss.
Liquidity and Capital Resources
We assess our liquidity in terms of our ability to generate cash to fund our operating and investing activities. We continue to generate substantial cash from operating activities and believe that our operating cash flow, credit facility, and other sources of liquidity will be sufficient to allow us to continue to invest in our existing businesses, consummate strategic acquisitions and manage our capital structure on a short and long-term basis. Availability under our credit facility was $73.0 million as of January 3, 2020.

Cash and Cash Equivalents
The following table summarizes our cash and cash equivalents:

(In millions)	January 3, 2020	September 27, 2019	$ Change
Cash and cash equivalents	$30.0	$29.9	$0.1
Borrowings
The following table summarizes the changes in our debt outstanding:

(In millions)	January 3, 2020	September 27, 2019	$ Change
Current portion of Term Facility	$29.4	$29.4	$—
Current portion of other long-term debt	1.0	1.3	(0.3)
Revolving Credit Facility	52.0	59.0	(7.0)
Long-term portion of Term Facility	301.1	308.6	(7.5)
Long-term portion of other debt	2.6	2.5	0.1
Total debt outstanding, gross	386.1	400.8	(14.7)
Debt issuance costs	(4.8)	(5.7)	0.9
Total debt outstanding, net	$381.3	$395.1	$(13.8)
Cash Flows

	Three Months Ended
(In millions)	January 3, 2020	December 28, 2018
Net cash flow provided by (used in):
Operating activities	$23.0	$20.0
Investing activities	(10.6)	(3.4)
Financing activities	(12.0)	(13.1)
Effects of exchange rate changes on cash and cash equivalents and restricted cash	(0.3)	(0.4)
Net increase in cash and cash equivalents and restricted cash	$0.1	$3.1
Net Cash Provided by Operating Activities. Cash from operating activities consists primarily of the net (loss) earnings adjusted for certain non-cash items, including share-based compensation, depreciation, amortization of intangible assets, deferred income taxes, income from equity investments and the effect of changes in operating assets and liabilities.
For the three months ended January 3, 2020, compared to the three months ended December 28, 2018, cash provided by operating activities were as follows:

•	Net (loss) earnings were $(1.2) million compared to $3.0 million

•	Non-cash adjustments to net earnings of $13.3 million compared to $13.5 million

•	Operating assets and liabilities activity:

◦	Accounts receivable decreased by $18.5 million compared to $20.6 million,

◦	Inventories increased by $21.1 million compared to $22.0 million,

◦	Prepaid expenses and other assets decreased by $3.7 million compared to $3.7 million,

◦	Accounts payable increased by $15.4 million compared to a decrease of $0.5 million, and

◦	Accrued liabilities and other current and long-term operating liabilities decreased by $4.8 million compared to an increase of $3.1 million.
Net Cash Used in Investing Activities. Net cash used in investing activities was $10.6 million and $3.4 million for the three months ended January 3, 2020 and December 28, 2018, respectively. The increase in cash used in investing activities was primarily due to an increase in capital expenditures for property plant and equipment during the three months ended January 3, 2020.
Net Cash Used in Financing Activities. Financing activities for the three months ended January 3, 2020 consisted of borrowings under our credit agreement of $3.0 million and repayments of borrowings of $17.8 million. Financing activities for the three months ended December 28, 2018 consisted of borrowings under our credit agreement of $4.0 million, and repayments of borrowings of $19.0 million.

Days Sales Outstanding
Trade accounts receivable days sales outstanding (“DSO”) was 55 days at January 3, 2020 and 63 days at September 27, 2019. Our accounts receivable and DSO are impacted by a number of factors, primarily including the timing of product shipments, collections performance, payment terms, the mix of revenues from different regions and the effects of economic instability.
Contractual Obligations
In October 2013, we entered into an amended agreement with dpiX and other parties that, among other things, provides us with the right to 50% of dpiX’s total manufacturing capacity produced after January 1, 2014. The amended agreement requires us to pay for 50% of the fixed costs (as defined in the amended agreement), as determined at the beginning of each calendar year. As of January 3, 2020, we had no fixed cost commitments related to this agreement remaining for calendar year 2019. In January 2020, the fixed cost commitment was determined and approved by the dpiX board of directors to be $12.7 million for calendar year 2019. The amended agreement will continue unless the ownership structure of dpiX changes (as defined in the amended agreement).
In October 2015, we committed to grant the noncontrolling shareholders of MeVis: (1) an annual recurring net compensation of €0.95 per MeVis share; and (2) a put right for their MeVis shares at €19.77 per MeVis share. As of January 3, 2020, noncontrolling shareholders together held approximately 0.5 million shares of MeVis, representing 26.3% of the outstanding shares. See Note 12, “Redeemable Noncontrolling Interests” of the notes to the condensed consolidated financial statements for more information.
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
Off-Balance Sheet Arrangements
In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification of business partners and customers for losses suffered or incurred for property damages, death and injury and for patent, copyright or any other intellectual property infringement claims by any third parties with respect to our products. The terms of these indemnification arrangements are generally perpetual. Except for losses related to property damages, the maximum potential amount of future payments we could be required to make under these arrangements is unlimited. As of January 3, 2020, we have not incurred any material costs to defend lawsuits or settle claims related to these indemnification arrangements. As a result, we believe the estimated fair value of these arrangements is minimal.
We have indemnification obligations to our directors and officers and certain of our employees that serve as officers or directors of our foreign subsidiaries that may require us to indemnify our directors and officers and those certain employees against liabilities that may arise by reason of their status or service as directors or officers, and to advance their expenses incurred as a result of any legal proceeding against them as to which they could be indemnified. There is no maximum limit on the indemnification that may be required under these obligations. As of January 3, 2020, we have not incurred any material costs related to these indemnification obligations. As a result, we believe the estimated fair value of these obligations is minimal.
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
Foreign Currency Exchange Rate Risk
A significant portion of our customers are outside the United States and our products are generally priced in U.S. Dollars. A strong U.S. Dollar may result in pricing pressure for our customers that are located outside the United States and that conduct their businesses in currencies other than the U.S. Dollar. Such pricing pressure has caused, and could continue to cause, some of our customers to ask for discounted prices, delay purchasing decisions, consider moving to in-sourcing supply of components or migrate to lower cost alternatives. In addition, because our business is global and some payments may be made in local currency, fluctuations in foreign currency exchange rates can impact our revenues and expenses and the profitability in U.S. Dollars of products and services that we provide in foreign markets.
We may enter into foreign currency forward and option contracts with financial institutions to protect against foreign exchange risks associated with certain existing assets and liabilities, and net investments in foreign subsidiaries. We generally hedge portions of forecasted foreign currency, typically for one month. In addition, we hold a cross-currency swap between the Euro and U.S. Dollar as a net investment hedge of our acquisition of Direct Conversion. Depending on the spot rate between the Euro and U.S. Dollar at the time of settlement and whether we have sufficient Euros available, we may have to borrow incrementally in U.S. Dollars to settle this obligation. However, we may choose not to hedge certain foreign exchange exposures for a variety of reasons including, but not limited to, accounting considerations or the prohibitive economic cost of hedging particular exposures.
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
Interest Rate Risk
At January 3, 2020, we had total borrowings of $381.3 million (net of deferred loan costs). Borrowings under our credit facilities bear interest at floating interest rates. As a result, we are exposed to fluctuations in interest rates to the extent of our borrowings under the credit facilities. As part of our overall risk management program, we entered into several interest rate swaps designed as cash flow hedges, to hedge the floating LIBOR components of our interest rate which represented a notional value of $253.1 million of our debt as of January 3, 2020. See Note 7, “Financial Derivatives and Hedging Activities” for further information on hedging activities. Excluding the amount of our borrowings that is subject to fixed interest rates under our interest rate swaps, and assuming the current level of borrowings remained the same, we estimate that our interest expense would change by approximately $1.3 million annually for each one percentage point change in the average interest rate under our borrowings.
Commodity Price Risk
We are exposed to market risks related to volatility in the prices of raw materials used in our products. The prices of these raw materials fluctuate in response to changes in supply and demand fundamentals and our product margins and level of profitability tend to fluctuate with changes in these raw materials prices. We try to protect against such volatility through various business strategies. During the three months ended January 3, 2020, we did not have any commodity derivative instruments in place to manage our exposure to price changes.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that such information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. The Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), with assistance from other members of management, have evaluated the effectiveness of our disclosure controls and procedures as of January 3, 2020 and, based on their evaluation, the CEO and CFO have concluded that the disclosure controls and procedures were not effective as of such date due to the material weaknesses in internal control over financial reporting that were disclosed in our Annual Report on Form 10-K for the fiscal year ended September 27, 2019.

Changes in Internal Control Over Financial Reporting
In addition to the implementation of the remediation measures described below, during the quarter ended January 3, 2020, in connection with our adoption of ASU 842, we implemented new controls related to the adoption process, the gathering and validation of our lease population, and the accounting and disclosures for right of use assets and lease liabilities. There were no other changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Remediation
As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended September 27, 2019, we began implementing a remediation plan to address the material weaknesses mentioned above. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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
Varex had one customer during the three months ended January 3, 2020, that accounted for 19% of its revenue. Varex’s ten largest customers as a group accounted for approximately 53% and 52% of its revenue for the three months ended January 3, 2020 and December 28, 2018, respectively.
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
properly identify customer needs or long-term customer demands;
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
Varex conducts business globally. Revenues generated from customers located outside the United States accounted for approximately 66% and 64% of Varex’s total revenues during the three months ended January 3, 2020 and December 28, 2018, respectively. As a result, Varex must provide significant service and support globally. Varex intends to continue to expand its presence in international markets and expects to expend significant resources in doing so. Varex cannot be sure that it will be able to meet its sales, service, and support objectives or obligations in these international markets or recover its investment in these international markets. Varex’s future results could be harmed by a variety of factors, including:

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

•	any inability to obtain required export or import licenses or approvals, including the inability to obtain required export licenses during a U.S. government shutdown;

•	natural disasters and pandemics;

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
As of January 3, 2020, Varex’s total combined indebtedness was approximately $381.3 million (net of deferred loan costs). The borrowings under Varex’s credit facilities bear interest at floating interest rates. As part of its overall risk management practices, Varex entered into financial derivatives, particularly interest rate swaps designed as cash flow hedges, to hedge the floating LIBOR interest rate on $253.1 million of its debt. As a result, Varex will be exposed to fluctuations in interest rates to the extent of the balance of its borrowings under the LIBOR-based portion of its credit facilities.
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
As a public company, Varex is subject to the reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”), and is required to prepare its financial statements according to the rules and regulations required by the SEC. The Exchange Act requires that Varex file annual, quarterly, and current reports. Varex’s failure to prepare and disclose this information in a timely manner or to otherwise comply with applicable law could subject it to penalties under federal securities laws, cause it to be out of compliance with applicable stock exchange listing requirements, and expose it to lawsuits and restrict its ability to access financing. For example, as a result of the delayed filing of our Annual Report on Form 10-K, we received a notification letter from Nasdaq advising us that we were not in compliance with Nasdaq listing requirements.  While with the filing of our Form 10-K we regained compliance with the Nasdaq listing requirements, if we had failed to regain compliance in a timely manner, it would have negatively impacted Varex.
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
The delayed filing of our Annual Report has made Varex currently ineligible to use a registration statement on Form S-3 to register the offer and sale of securities, which could adversely affect its ability to raise future capital or complete acquisitions.

As a result of the delayed filing of our Annual Report on Form 10-K, Varex will not be eligible to register the offer and sale of our securities using a registration statement on Form S-3 until one year from the date it regained and maintains its status as a current filer. Should Varex wish to register the offer and sale of its securities to the public prior to the time it is eligible to use Form S-3, both the transaction costs and the amount of time required to complete the transaction could increase, making it more difficult to execute any such transaction successfully and potentially harming our financial condition.

Varex identified material weaknesses in its internal control over financial reporting which, if not remediated appropriately or timely, could result in loss of investor confidence and adversely impact our stock price.

As further described in Item 9A in our Annual Report on Form 10-K, for the fiscal year ended September 27, 2019, at the end of each of fiscal year 2019 and 2018, management determined that Varex’s internal control over financial reporting and its disclosure controls and procedures were not effective and that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified material weaknesses within our risk assessment process and control environment. Management also identified business process control deficiencies which resulted in material weaknesses in the business processes for revenue, inventory and financial close. These material weaknesses resulted in immaterial audit adjustments and out of period adjustments to Varex's consolidated financial statements. Until remediated, these material weaknesses could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected on a timely basis. There can be no assurance that the remedial measures being implemented by Varex's management will be successful. If Varex is unable to remediate the material weaknesses, or is otherwise unable to maintain effective internal control over financial reporting or disclosure controls and procedures, Varex's ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected, which could subject Varex to litigation or investigations requiring management resources and payment of legal and other expenses, including civil penalties, negatively affect investor confidence in our financial statements and adversely impact our stock price.

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

In the past year, Varex's stock price has ranged from a low of $22.73 to a high of $35.00. Varex cannot guarantee that an active trading market will be sustained for its common stock. Nor can Varex predict the prices at which shares of its common stock may trade. Varex has experienced and expects in the future to experience fluctuations in its operating results, including revenues and margins, from period to period. These fluctuations may cause Varex’s stock price to be volatile, which could cause losses for its stockholders.
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
New accounting pronouncements or changes in interpretation or application of generally accepted accounting principles may materially and adversely affect Varex’s operating results.

VaVarex prepares its financial statements in accordance with GAAP. These principles are subject to interpretation by the FASB, American Institute of Certified Public Accountants, the SEC, and various other regulatory and/or accounting bodies. New accounting pronouncements, or a change in interpretations of, or its application of, existing principles can have a significant effect on Varex’s reported results and may even affect its reporting of transactions completed before a change is announced. In addition, when Varex is required to adopt new accounting standards, Varex’s methods of accounting for certain items may change, which could cause its results of operations to fluctuate from period to period, make it more difficult to compare its financial results to prior periods, and could cause Varex to delay required filings under the Exchange Act, such as the delay that occurred with the filing of this Quarterly Report on Form 10-Q to implement ASC 842.
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

31.1*	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act

31.2*	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act

32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VAREX IMAGING CORPORATION

Date:	February 18, 2020	By:	/s/ CLARENCE R. VERHOEF
Clarence R. Verhoef
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)