Form 10-Q
period 2020-04-03
Varex Imaging Corp
filed 2020-05-13
CIK 1681622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2020
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
☐
        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
        As of May 4, 2020, there were 39.1 million shares of the registrant’s common stock outstanding.

VAREX IMAGING CORPORATION
FORM 10-Q for the Quarter Ended April 3, 2020

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	April 3, 2020	March 29, 2019	April 3, 2020	March 29, 2019
Revenues, net	$197.0	$195.8	$397.1	$381.5
Cost of revenues	139.4	131.4	278.4	257.1
Gross margin	57.6	64.4	118.7	124.4
Operating expenses:
Research and development	20.9	18.8	42.6	37.6
Selling, general and administrative	35.3	30.3	70.1	61.1
Impairment of intangible assets	—	0.8	—	0.8
Total operating expenses	56.2	49.9	112.7	99.5
Operating earnings	1.4	14.5	6.0	24.9
Interest income	0.1	0.1	0.1	0.1
Interest expense	(4.6)	(5.5)	(10.0)	(10.6)
Other income (expense), net	2.0	(1.3)	1.6	(2.5)
Interest and other expense, net	(2.5)	(6.7)	(8.3)	(13.0)
(Loss) earnings before taxes	(1.1)	7.8	(2.3)	11.9
Taxes on earnings	0.7	1.9	0.7	3.0
Net (loss) earnings	(1.8)	5.9	(3.0)	8.9
Less: Net earnings attributable to noncontrolling interests	0.1	0.1	0.2	0.1
Net (loss) earnings attributable to Varex	$(1.9)	$5.8	$(3.2)	$8.8
Net (loss) earnings per common share attributable to Varex
Basic	$(0.05)	$0.15	$(0.08)	$0.23
Diluted	$(0.05)	$0.15	$(0.08)	$0.23
Weighted average common shares outstanding
Basic	38.6	38.2	38.5	38.1
Diluted	38.6	38.5	38.5	38.4

See accompanying notes to the condensed consolidated financial statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) EARNINGS
(Unaudited)

	Three Months Ended		Six Months Ended
(In millions)	April 3, 2020	March 29, 2019	April 3, 2020	March 29, 2019
Net (loss) earnings	$(1.8)	$5.9	$(3.0)	$8.9
Other comprehensive (loss) earnings, net of tax:
Unrealized (loss)/gain on interest rate swap contracts	(2.3)	(1.4)	(2.3)	(3.7)
Foreign currency translation adjustments	5.2	—	4.3	—
Other comprehensive (loss) earnings, net of tax	2.9	(1.4)	2.0	(3.7)
Comprehensive (loss) earnings	1.1	4.5	(1.0)	5.2
Less: Comprehensive earnings attributable to noncontrolling interests	0.1	0.1	0.2	0.1
Comprehensive (loss) earnings attributable to Varex	$1.0	$4.4	$(1.2)	$5.1

 See accompanying notes to the condensed consolidated financial statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share and per share amounts)	April 3, 2020	September 27, 2019
Assets
Current assets:
Cash and cash equivalents	$24.2	$29.9
Accounts receivable, net	126.7	141.0
Inventories	282.2	248.2
Prepaid expenses and other current assets	20.9	19.3
Total current assets	454.0	438.4
Property, plant and equipment, net	146.1	142.3
Goodwill	290.8	290.8
Intangible assets, net	77.5	86.3
Investments in privately-held companies	54.3	53.6
Operating lease assets	29.0	—
Other assets	30.3	27.5
Total assets	$1,082.0	$1,038.9
Liabilities, redeemable noncontrolling interests and equity
Current liabilities:
Accounts payable	$78.9	$58.2
Accrued liabilities and other current liabilities	71.8	75.7
Current operating lease liabilities	5.5	—
Current maturities of long-term debt	30.2	30.7
Deferred revenues	11.7	10.5
Total current liabilities	198.1	175.1
Long-term debt, net	352.8	364.4
Deferred tax liabilities	8.8	8.2
Operating lease liabilities	23.5	—
Other long-term liabilities	34.0	32.5
Total liabilities	617.2	580.2
Commitments and contingencies
Redeemable noncontrolling interests	10.5	10.5
Equity:
Preferred stock, $.01 par value: 20,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value: 150,000,000 shares authorized
Shares issued and outstanding - 38,653,547 and 38,371,305 at April 3, 2020 and September 27, 2019, respectively.	0.4	0.4
Additional paid-in capital	379.5	371.8
Accumulated other comprehensive income (loss)	0.3	(1.7)
Retained earnings	70.9	74.4
Total Varex equity	451.1	444.9
Noncontrolling interests	3.2	3.3
Total equity	454.3	448.2
Total liabilities, redeemable noncontrolling interests and equity	$1,082.0	$1,038.9
See accompanying notes to the condensed consolidated financial statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(In millions)	April 3, 2020	March 29, 2019
Cash flows from operating activities:
Net (loss) earnings	$(3.0)	$8.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Share-based compensation expense	6.5	5.6
Depreciation	11.4	14.1
Amortization of intangible assets	8.9	7.3
Deferred taxes	0.3	(2.6)
Income from equity method investments	0.7	(0.3)
Amortization of deferred loan costs	1.2	1.2
Impairment of intangible assets	—	0.8
Other, net	0.2	1.4
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	14.7	29.4
Inventories	(34.2)	(26.4)
Prepaid expenses and other assets	(5.9)	2.5
Accounts payable	21.0	(2.7)
Accrued liabilities and other current and long-term operating liabilities	0.9	(4.4)
Deferred revenues	1.2	(1.9)
Net cash provided by operating activities	23.9	32.9
Cash flows from investing activities:
Purchases of property, plant and equipment	(14.2)	(7.6)
Acquisitions of businesses, net of cash acquired	(1.2)	—
Investments in privately-held companies	(1.9)	—
Net cash used in investing activities	(17.3)	(7.6)
Cash flows from financing activities:
Taxes related to net share settlement of equity awards	(1.8)	(2.1)
Borrowings under credit agreements	23.5	7.0
Repayments of borrowing under credit agreements	(36.5)	(52.0)
Proceeds from exercise of stock options	1.5	0.1
Proceeds from shares issued under employee stock purchase plan	1.8	1.9
Payment of debt issuance costs	(0.5)	(0.5)
Other financing activities	(0.1)	—
Net cash used in financing activities	(12.1)	(45.6)
Effects of exchange rate changes on cash and cash equivalents and restricted cash	(0.2)	(0.6)
Net increase in cash and cash equivalents and restricted cash	(5.7)	(20.9)
Cash and cash equivalents and restricted cash at beginning of period	31.3	53.4
Cash and cash equivalents and restricted cash at end of period	$25.6	$32.5
Supplemental cash flow information:
Cash paid for interest	$9.2	$9.1
Cash paid for income tax	6.4	0.3
Supplemental non-cash activities:
Purchases of property, plant and equipment financed through accounts payable	$0.9	$0.6
See accompanying notes to the condensed consolidated financial statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three Months Ended April 3, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Varex Equity	Noncontrolling Interests	Total Equity

(In millions)	Shares	Amount
January 3, 2020	38.5	$0.4	$377.6	$(2.6)	$72.5	$447.9	$3.3	$451.2
Cumulative effect of accounting changes	—	—	—	—	0.3	0.3	—	0.3
Net loss	—	—	—	—	(1.9)	(1.9)	(0.1)	(2.0)
Exercise of stock options	—	—	0.3	—	—	0.3	—	0.3
Common stock issued upon vesting of restricted shares	0.2	—	—	—	—	—	—	—
Shares withheld on vesting of restricted stock	—	—	(1.7)	—	—	(1.7)	—	(1.7)
Share-based compensation	—	—	3.3	—	—	3.3	—	3.3
Unrealized loss on interest rate swap contracts, net of tax	—	—	—	(2.3)	—	(2.3)	—	(2.3)
Currency translation adjustments	—	—	—	5.2	—	5.2	—	5.2
April 3, 2020	38.7	$0.4	$379.5	$0.3	$70.9	$451.1	$3.2	$454.3

	Three Months Ended March 29, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Varex Equity	Noncontrolling Interests	Total Equity

(In millions)	Shares	Amount
December 29, 2018	38.1	$0.4	$362.1	$3.5	$61.3	$427.3	$1.9	$429.2
Cumulative effect of accounting changes	—	—	—	—	0.6	0.6	—	0.6
Net earnings	—	—	—	—	5.8	5.8	—	5.8
Exercise of stock options	—	—	0.1	—	—	0.1	—	0.1
Common stock issued upon vesting of restricted shares	0.2	—	—	—	—	—	—	—
Shares withheld on vesting of restricted stock	(0.1)	—	(2.1)	—	—	(2.1)	—	(2.1)
Share-based compensation	—	—	3.0	—	—	3.0	—	3.0
Unrealized loss on interest rate swap contracts, net of tax	—	—	—	(1.4)	—	(1.4)	—	(1.4)
March 29, 2019	38.2	$0.4	$363.1	$2.1	$67.7	$433.3	$1.9	$435.2

See accompanying notes to the condensed consolidated financial statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Six Months Ended April 3, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Varex Equity	Noncontrolling Interests	Total Equity

(In millions)	Shares	Amount
September 27, 2019	38.4	$0.4	$371.8	$(1.7)	$74.4	$444.9	$3.3	$448.2
Cumulative effect of accounting changes	—	—	—	—	(0.3)	(0.3)	—	(0.3)
Net loss	—	—	—	—	(3.2)	(3.2)	(0.1)	(3.3)
Exercise of stock options	0.1	—	1.5	—	—	1.5	—	1.5
Common stock issued upon vesting of restricted shares	0.2	—	—	—	—	—	—	—
Shares withheld on vesting of restricted stock	(0.1)	—	(1.8)	—	—	(1.8)	—	(1.8)
Common stock issued under employee stock purchase plan	0.1	—	1.8	—	—	1.8	—	1.8
Share-based compensation	—	—	6.5	—	—	6.5	—	6.5
Unrealized loss on interest rate swap contracts, net of tax	—	—	—	(2.3)	—	(2.3)	—	(2.3)
Currency translation adjustments	—	—	—	4.3	—	4.3	—	4.3
Other	—	—	(0.3)	—	—	(0.3)	—	(0.3)
April 3, 2020	38.7	$0.4	$379.5	$0.3	$70.9	$451.1	$3.2	$454.3

	Six Months Ended March 29, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Varex Equity	Noncontrolling Interests	Total Equity

(In millions)	Shares	Amount
September 28, 2018	38.0	$0.4	$357.6	$5.8	$62.4	$426.2	$2.1	$428.3
Cumulative effect of accounting change	—	—	—	—	(3.5)	(3.5)	—	(3.5)
Net earnings	—	—	—	—	8.8	8.8	(0.2)	8.6
Exercise of stock options	—	—	0.1	—	—	0.1	—	0.1
Common stock issued upon vesting of restricted shares	0.2	—	—	—	—	—	—	—
Shares withheld on vesting of restricted stock	(0.1)	—	(2.1)	—	—	(2.1)	—	(2.1)
Common stock issued under employee stock purchase plan	0.1	—	1.9	—	—	1.9	—	1.9
Share-based compensation	—	—	5.6	—	—	5.6	—	5.6
Unrealized loss on interest rate swap contracts, net of tax	—	—	—	(3.7)	—	(3.7)	—	(3.7)
March 29, 2019	38.2	$0.4	$363.1	$2.1	$67.7	$433.3	$1.9	$435.2

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
Basis of Presentation and Principle of Consolidation
        The accompanying condensed consolidated financial statements are unaudited. These condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, these condensed consolidated financial statements include all adjustments necessary for a fair statement of the results for the interim periods.
        These condensed consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the consolidated financial statements for the fiscal years ended 2019, 2018 and 2017 included in the Company’s Form 10-K, which was filed with the SEC on December 20, 2019. The Company considers events or transactions that occur after the balance sheet date, but before the financial statements are issued, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosures. Except for the change in certain policies upon adoption of the accounting standards described below, there have been no material changes to the Company's significant accounting policies, compared to the accounting policies described in Note 1, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for fiscal year 2019. Certain prior period amounts have been reclassified to conform the prior period presentation to the current year.
Segment Reporting
        The Company has two reportable operating segments, Medical and Industrial, which align with how its Chief Executive Officer, who has been identified as the Company's Chief Operating Decision Maker ("CODM"), views and measures the Company’s business performance. See Note 16, Segment Information, for further information on the Company’s segments.
Fiscal Year
        The fiscal years of the Company as reported are the 52 or 53-week period ending on the Friday nearest September 30. Fiscal year 2020 is the 53-week period ending October 2, 2020. Fiscal year 2019 was the 52-week period that ended on September 27, 2019.  The fiscal quarters ended April 3, 2020 and March 29, 2019 were 13-week periods.
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
The recent coronavirus (“COVID-19”) pandemic and the mitigation efforts by governments to attempt to control its spread created uncertainties and disruptions in the economic and financial markets. The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous evolving factors including, but not limited to: the magnitude and duration of COVID-19, the extent to which it will impact worldwide macroeconomic conditions including interest rates, employment rates, the speed of the anticipated recovery, and governmental and business reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts COVID-19 as of April 3, 2020 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s carrying value of goodwill, intangibles, long-lived assets, inventory and related reserves, and allowance for doubtful accounts. While there was not a material impact to the Company’s consolidated financial statements as of and for the quarter ended April 3, 2020, the Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Company’s consolidated financial statements in future reporting periods. These future developments are highly uncertain and the outcomes are unpredictable. Actual results may differ from those estimates, and such differences may be material to the financial statements.

Restricted Cash
        Restricted cash primarily consists of cash collateral related to certain leases and inventory arrangements. Restricted cash is included in other assets on the condensed consolidated balance sheet. Cash and cash equivalents and restricted cash as reported within the condensed consolidated statements of cash flows consisted of the following:

	Six Months Ended April 3, 2020		Six Months Ended March 29, 2019
	Beginning of Period	End of Period	Beginning of Period	End of Period
Cash and cash equivalents	$29.9	$24.2	$51.9	$31.0
Restricted cash	1.4	1.4	1.5	1.5
Cash and cash equivalents and restricted cash as reported per statement of cash flows	$31.3	$25.6	$53.4	$32.5
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
        Credit is extended to customers based on an evaluation of the customer’s financial condition, and collateral is not required. During the periods presented, one of the Company's Medical segment customers accounted for a significant portion of revenues, as follows:

	Three Months Ended		Six Months Ended
	April 3, 2020	March 29, 2019	April 3, 2020	March 29, 2019
Canon Medical Systems Corporation	23.0%	17.1%	20.9%	17.7%
Canon Medical Systems Corporation accounted for 18.3% and 10.1% of the Company’s accounts receivable as of April 3, 2020 and September 27, 2019, respectively.
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
        The following table reflects the changes in the Company’s accrued product warranty:

	Six Months Ended
(In millions)	April 3, 2020	March 29, 2019
Accrued product warranty, at beginning of period	$8.1	$7.3
Charged to cost of revenues	7.2	5.2
Product warranty expenditures	(6.9)	(5.7)
Accrued product warranty, at end of period	$8.4	$6.8
Leases
        The Company determines if an arrangement is or contains a lease at the inception of an arrangement. The Company's operating lease right-of-use ("ROU") assets represent the right to use an underlying asset over the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. ROU assets may also include initial direct costs incurred and prepaid lease payments, less lease incentives. Lease liabilities and their corresponding ROU assets are recognized based on the present value of lease payments over the lease term, discounted using the Company's incremental borrowing rate ("IBR"). The Company recognizes operating leases with lease terms of more than twelve months in operating lease assets, current operating lease liabilities, and operating lease liabilities on its condensed consolidated balance sheets. The Company recognizes finance leases with lease terms of more than twelve months in property, plant, and equipment, net, accrued liabilities and other current liabilities, and other long-term liabilities on its condensed consolidated balance sheets. For purposes of calculating lease liabilities and the corresponding ROU assets, the Company's lease term may include options to extend or terminate the lease when it is reasonably certain that it will exercise that option.
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
        The most significant impact of the standards for the Company relate to the recognition of the right-of-use assets and lease liabilities for the operating leases in the balance sheet. Upon adoption of the new lease standard, the Company recognized operating lease right-of-use assets and finance lease right-of-use assets of $26.8 million and $0.6 million, respectively, and corresponding operating lease liabilities and finance lease liabilities of $27.5 million and $0.6 million, respectively. This includes the recording of the Company’s existing capital leases as finance leases at transition. The cumulative impact of adoption was a $0.3 million decrease to retained earnings. Refer to Note 3, Leases, for a detailed description of the impact of adopting this standard and its impact on the consolidated financial statements and related disclosures.
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
Recent Accounting Standards or Updates Not Yet Effective
In March 2020, the FASB issued ASU 2020-04 to provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The Company is currently evaluating the impact from the replacement of the London Interbank Offered Rate (LIBOR) and whether the Company will elect the adoption of the optional guidance.
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
        The following table disaggregates the Company’s revenue by geographic region:

	Three Months Ended		Six Months Ended
(In millions)	April 3, 2020	March 29, 2019	April 3, 2020	March 29, 2019
Americas	$62.5	$74.2	$132.8	$142.6
EMEA	64.0	68.2	129.2	130.8
APAC	70.5	53.4	135.1	108.1
	$197.0	$195.8	$397.1	$381.5
        Revenue in the United States of America was $60.2 million and $72.2 million for the three months ended April 3, 2020 and March 29, 2019, respectively. Revenue in the United States of America was $128.8 million and $139.4 million for the six months ended April 3, 2020 and March 29, 2019, respectively.
        Refer to Note 16, Segment Information, for the disaggregation of the Company’s revenue based on reportable operating segments.

Contract Balances
        Contract assets are included within the prepaid expenses and other current assets, and other assets balances. Contract liabilities, which also includes refund obligations are included within the accrued liabilities and other current liabilities, deferred revenues, and other long-term liabilities balances. The following table summarizes the changes in the contract assets and refund liabilities for the six months ended April 3, 2020:

(In millions)	Contract Assets
Balance at September 27, 2019	23.7
Costs recovered from product returns during the period	(3.0)
Contract asset from shipments of products, subject to return during the period	3.4
Balance at April 3, 2020	24.1

(In millions)	Refund Liabilities
Balance at September 27, 2019	$26.4
Release of refund liability included in beginning of year refund liability	(3.3)
Additions to refund liabilities	3.8
Balance at April 3, 2020	$26.9
During the three and six months ended April 3, 2020, the Company recognized revenue of $1.3 million and $7.4 million respectively, related to contract liabilities which existed at September 27, 2019. During the three and six months ended March 29, 2019, the Company recognized revenue of $2.6 million and $8.3 million respectively, related to contract liabilities which existed at September 28, 2018.
Remaining Performance Obligations
        Remaining performance obligations represent the transaction price of firm orders for which revenue has not yet been recognized. As of April 3, 2020, total remaining performance obligations amounted to $276.1 million. The Company expects to recognize the remaining performance obligations over the next 12 months.
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

        The following table presents supplemental balance sheet information related to the Company's operating and finance leases:

		April 3, 2020
(In millions)	Balance Sheet Location	Operating Leases	Finance Leases
Assets
Operating lease right-of-use assets	Operating lease assets	$29.0	$—
Finance lease right-of-use assets	Property, plant and equipment, net	$—	$0.6
Liabilities
Operating lease liabilities (current)	Current operating lease liabilities	$5.5	$—
Finance lease liabilities (current)	Accrued liabilities and other current liabilities	$—	$0.3
Operating lease liabilities (non-current)	Operating lease liabilities	$23.5	$—
Finance lease liabilities (non-current)	Other long-term liabilities	$—	$0.4
        The following table presents the weighted average remaining lease term and discount rate information related to the Company's operating and finance leases:

	April 3, 2020
	Operating Leases	Finance Leases
Weighted average remaining lease term (in years)	6.8	3.2
Weighted average discount rate	4.9%	3.6%
        The following table provides information related to the Company’s operating and finance leases:

(In millions)	Three Months Ended April 3, 2020	Six Months Ended April 3, 2020
Total operating lease costs (a)	$1.9	$4.0

Total finance lease costs	$0.1	$0.1

Operating cash flows from operating leases	$2.1	$4.1
Financing cash flows from finance leases	(0.1)	—
Total cash paid for amounts included in the measurement of lease liabilities	$2.0	$4.1
(a) Includes variable and short-term lease expense, which were immaterial for the three and six months ended April 3, 2020.

For the three and six months ended March 29, 2019 the Company's lease expense was $1.4 million and $2.6 million, respectively.

        As of April 3, 2020, maturities of operating lease and finance lease liabilities for each of the following five years and a total thereafter were as follows:

(In millions)
Fiscal years:	Operating Leases	Finance Leases
2020 remaining	$3.3	$0.1
2021	6.5	0.2
2022	6.2	0.2
2023	3.7	0.1
2024	3.1	—
Thereafter	11.6	—
Total future lease payments	$34.4	$0.6
Less: imputed interest	(5.5)	—
Present value of lease liabilities	$28.9	$0.6

        At September 27, 2019, the Company was committed to minimum rentals under non-cancelable operating leases (including rent escalation clauses) for fiscal years 2020 through 2024 and thereafter, as follows: $7.5 million, $5.4 million, $4.7 million, $1.8 million, $0.9 million, and $0.2 million, respectively.

During the second quarter of 2020, the Company identified an error related to the adoption of ASC 842, which was adopted as of September 28, 2019, and recorded adjustments of $2.3 million to the lease right-of-use asset balance and $2.8 million to the lease liability balance, which reduced these balances and also recorded an adjustment of $0.3 million to increase retained earnings. There was no material impact to the income statement for this correction. We evaluated the materiality of this error on our current quarter and prior quarter consolidated financial statements and have concluded that this error was not material when considering both qualitative and quantitative factors.
4. BUSINESS COMBINATIONS
        During April 2019, Varex completed the acquisition of approximately 98.2% of the outstanding shares of common stock of Direct Conversion AB (publ) (“Direct Conversion”) for $69.5 million in cash, net of cash acquired, the assumption of Direct Conversion's debt of $4.5 million and deferred consideration equal to $9.9 million or 0.3 million shares of the Company’s common stock. To settle the deferred consideration, in April 2020, the Company issued the 0.3 million shares of its common stock to certain shareholders of Direct Conversion. In issuing the shares, the Company relied on the exemptions from registration under Section 4(a)(2) of the Securities Act of 1933 (the“Securities Act”), Rule 506 of Regulation D, and/or Regulation S promulgated under the Securities Act.
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

        The Company recorded the assets acquired and liabilities assumed at their fair values. Intangibles were valued primarily using a discounted cash flow, which included estimated revenue growth and discount rate. The fair value assigned to goodwill is primarily attributable to expected synergies. The goodwill related to the Direct Conversion acquisition is not tax deductible.
        The following amounts represent the determination of the fair value and estimated weighted average useful lives of identifiable intangible assets for the Direct Conversion, which are amortized using the straight-line method:

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

        The investment in dpiX Holding is accounted for under the equity method of accounting. When the Company recognizes its share of net profits or losses of dpiX Holding, profits or losses in inventory purchased from dpiX are eliminated. During the three months ended April 3, 2020 and March 29, 2019, the Company recorded income/(loss) on the equity investment in dpiX Holding of $(0.8) million and zero, respectively. During the six months ended April 3, 2020 and March 29, 2019, the Company recorded income/(loss) on the equity investment in dpiX Holding of $0.1 million and $(0.7) million, respectively. Income and loss on the equity investment in dpiX Holding is included in other income (expense), net in the condensed consolidated statements of earnings. The carrying value of the equity investment in dpiX Holding was $47.9 million and $48.1 million at April 3, 2020 and September 27, 2019, respectively.
        During the three months ended April 3, 2020 and March 29, 2019, the Company purchased glass transistor arrays from dpiX totaling $5.3 million and $1.4 million, respectively. During the six months ended April 3, 2020 and March 29, 2019, the Company purchased glass transistor arrays from dpiX totaling $10.9 million and $4.2 million, respectively. These purchases of glass transistor arrays are included as a component of inventories on the condensed consolidated balance sheets or cost of revenues in the condensed consolidated statements of earnings.
        As of April 3, 2020, and September 27, 2019, the Company had accounts payable to dpiX totaling $7.0 million and $3.6 million, respectively.
        In October 2013, the Company entered into an amended agreement with dpiX and other parties that, among other things, provides the Company with the right to 50% of dpiX’s total manufacturing capacity produced after January 1, 2014. In addition the amended agreement requires the Company to pay for 50% of the fixed costs (as defined in the amended agreement), as determined at the beginning of each calendar year. In January 2020, the fixed cost commitment was determined and approved by the dpiX board of directors to be $12.7 million for calendar year 2020. As of April 3, 2020, the Company had $9.5 million fixed cost commitments related to this agreement remaining for calendar year 2020. The amended agreement will continue unless the ownership structure of dpiX changes as provided in the amended agreement.
        The Company has determined that dpiX is a variable interest entity because at-risk equity holders, as a group, lack the characteristics of a controlling financial interest. Majority votes are required to direct the manufacturing activities, legal operations and other activities that most significantly affect dpiX’s economic performance. The Company does not have majority voting rights and no power to direct the activities of dpiX and therefore is not the primary beneficiary of dpiX. The Company’s exposure to loss as a result of its involvement with dpiX is limited to the carrying value of the Company’s investment of $47.9 million and fixed cost commitments.
        In November 2018, the Company and CETTEEN GmbH (“CETTEEN”), formed a German limited liability company that governs the affairs and conduct of the business of VEC Imaging Verwaltungsgesellschaft GmbH (“VEC”), a joint venture formed to develop technology for use in X-ray imaging components. In accordance with the VEC agreement, net profits or losses are allocated to the members in accordance with their ownership interest. The Company's investment in VEC is accounted for under the equity method. As of April 3, 2020, the Company has made contributions totaling $4.0 million, and has committed to contribute an additional $1.1 million as milestones are achieved, and to provide certain full-time employees to support prototyping and manufacturing activities in exchange for a 50% interest in VEC. CETTEEN made contributions of certain assets including intellectual property in exchange for a 50% interest in VEC. The Company's investment in VEC was $2.6 million and $2.0 million at April 3, 2020 and September 27, 2019, respectively .
6. RESTRUCTURING
        In July 2018, the Company committed to a plan to relocate the production of amorphous silicon glass for digital detectors, from its Santa Clara facility, to the jointly owned dpiX fabrication facility in Colorado. In July 2019, the Company committed to close its Santa Clara facility and to relocate the remaining production to its other existing facilities. The Company expects operations at the Santa Clara facility to cease by the end of September 2020 and all activities related to the closure of the facility to be complete by the end of December 2020. In connection with the relocation of the glass production and site closure the Company recorded $1.7 million and $0.9 million of restructuring charges for the three months ended April 3, 2020 and March 29, 2019, respectively and $2.5 million and $6.0 million of restructuring charges for the six months ended April 3, 2020 and March 29, 2019, respectively. The Company expects to incur an additional $5.6 million to $9.6 million of restructuring charges through December 2020.
        Cash outflows associated with these restructuring charges are limited to employee termination expenses, facility closure and equipment sales and disposals. Below is a detail of restructuring charges incurred during the six months ended April 3, 2020 and March 29, 2019, respectively, which predominately relate to the Company's Medical segment:

		Three Months Ended		Six Months Ended
(In millions)	Location of Restructuring Charges in Consolidated Statements of Earnings	April 3, 2020	March 29, 2019	April 3, 2020	March 29, 2019
Accelerated depreciation	Cost of revenues	$0.9	$—	$1.2	$4.2
Severance costs	Selling, general and administrative	0.8	0.9	1.3	1.8
Total restructuring charges		$1.7	$0.9	$2.5	$6.0

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
        As of April 3, 2020, the Company had the following outstanding derivatives designated as hedging instruments:

(In millions, except for number of instruments)	Number of Instruments	Notional Value
Interest Rate Swap Contracts	6	$247.5
        The following table summarizes the amount of pre-tax earnings recognized from derivative instruments for the periods indicated and the line items in the accompanying statements of operations where the results are recorded for cash flow hedges:

	Amount of Gain (Loss) Recognized in OCI on Derivative Three months ended		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income Three months ended
(In millions)	April 3, 2020	March 29, 2019		April 3, 2020	March 29, 2019
Interest Rate Swap Contracts	$(3.1)	$(1.2)	Interest expense	$—	$0.6

	Amount of Gain (Loss) Recognized in OCI on Derivative Six Months Ended		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income Six Months Ended
(In millions)	April 3, 2020	March 29, 2019		April 3, 2020	March 29, 2019
Interest Rate Swap Contracts	$(3.0)	$(3.7)	Interest expense	$0.1	$1.0
        The Company expects that approximately $(3.2) million of the accumulated other comprehensive (loss) income related to cash flow hedges will be realized in pre-tax earnings over the next 12 months, but the amount will vary depending on interest rates.

        These derivative instruments are subject to master netting agreements giving effect to rights of offset with each counterparty. The following table summarizes the fair values of derivative instruments as of the periods indicated and the line items in the accompanying consolidated balance sheets where the instruments are recorded:

(In millions)		Derivative Assets and Liabilities
Derivatives designated as cash flow hedges	Balance sheet location	April 3, 2020	September 27, 2019
Interest rate swap contracts	Accrued liabilities and other current liabilities	$(3.1)	$—
Interest rate swap contracts	Other long-term liabilities	(0.5)	(0.5)
		$(3.6)	$(0.5)
Derivatives Designated as Hedging Instruments - Net Investment Hedges
        The Company uses cross currency swap contracts as net investment hedges to manage its risk of variability in foreign currency-denominated net investments in wholly owned international operations. All changes in fair value of the derivatives designated as net investment hedges are reported in accumulated other comprehensive (loss) income along with the foreign currency translation adjustments on those investments. As of April 3, 2020, the Company had the following outstanding derivatives designated as net investment hedging instruments:

(In millions, except for number of instruments)	Number of Instruments	Notional Value
Cross Currency Swap Contracts	4	$77.7
        The following table summarizes the amount of pre-tax earnings recognized from derivative instruments for the periods indicated and the line items in the accompanying statements of operations where the results are recorded for net investment hedges:

	Amount of Gain (Loss) Recognized in OCI on Derivative Three months ended		Location of Gain or (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
(In millions)	April 3, 2020	March 29, 2019		April 3, 2020	March 29, 2019
Cross Currency Swap Contracts	$5.0	$—	Interest expense	$0.4	$—

	Amount of Gain (Loss) Recognized in OCI on Derivative Six Months Ended		Location of Gain or (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
(In millions)	April 3, 2020	March 29, 2019		April 3, 2020	March 29, 2019
Cross Currency Swap Contracts	$4.3	$—	Interest expense	$0.8	$—
        These derivative instruments are subject to master netting agreements giving effect to rights of offset with each counterparty. None of the balances were eligible for netting. The following table summarizes the gross fair values of derivative instruments as of the periods indicated and the line items in the accompanying consolidated balance sheets where the instruments are recorded:

(In millions)		Derivative Assets and Liabilities
Derivatives designated as net investment hedges	Balance sheet location	April 3, 2020	September 27, 2019
Cross Currency Swap Contracts	Other current assets	$1.3	$—
Cross Currency Swap Contracts	Other non-current assets	2.8	—
		$4.1	$—

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
The following table shows the notional amounts of outstanding foreign currency contracts as of April 3, 2020:

	Notional Value of Derivatives not Designated as Hedging Instruments:
(In millions)	Buy contracts	Sell contract
Japanese yen	$1.4	$—
Swiss franc	—	(1.0)
Chinese renminbi	2.3	—
Euro	—	(14.8)
	$3.7	$(15.8)

8. FAIR VALUE
Assets/Liabilities Measured at Fair Value on a Recurring Basis
        In the tables below, the Company has segregated all assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

	Fair Value Measurements at April 3, 2020
(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents - Money market funds	$—	$3.5	$—	$3.5
Derivative assets	—	4.1	—	4.1
Total assets measured at fair value	$—	$7.6	$—	$7.6

Liabilities:
Derivative liabilities	$—	$3.6	$—	$3.6
Deferred consideration	7.0	—	—	7.0
Total liabilities measured at fair value	$7.0	$3.6	$—	$10.6
        As of April 3, 2020, the outstanding borrowings under the Company's credit agreement were $383.0 million, net of deferred loan costs, which approximated its fair value. The fair values of certain of the Company’s financial instruments, including bank deposits included in cash and cash equivalents, accounts receivable and accounts payable, also approximate their fair values due to their short maturities. The Company has elected to use the income approach to value its derivative instruments using standard valuation techniques and Level 2 inputs, such as currency spot rates, forward points and credit default swap spreads. There were no financial assets or liabilities measured on a recurring basis using significant unobservable inputs (Level 3) and there were no transfers in or out of Level 1, 2 or 3 during the six months ended April 3, 2020.

        At September 27, 2019, the Company determined the following levels of inputs at fair value for the following assets or liabilities:

	Fair Value Measurements at September 27, 2019
(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents - Money market funds	$—	$8.8	$—	$8.8
Total assets measured at fair value	$—	$8.8	$—	$8.8

Liabilities:
Derivative liabilities	$—	$0.7	$—	$0.7
Deferred Consideration	8.9	—	—	8.9
Total liabilities measured at fair value	$8.9	$0.7	$—	$9.6

9. INVENTORIES
        The following table summarizes the Company’s inventories:

(In millions)	April 3, 2020	September 27, 2019
Raw materials and parts	$191.2	$160.1
Work-in-process	29.3	27.9
Finished goods	61.7	60.2
Total inventories	$282.2	$248.2

10. GOODWILL AND INTANGIBLE ASSETS
        The following table reflect goodwill by reportable operating segment:

(In millions)	Medical	Industrial	Total
Balance at September 27, 2019	$173.0	$117.8	$290.8
Balance at April 3, 2020	$173.0	$117.8	$290.8
The following table reflects the gross carrying amount and accumulated amortization of the Company’s finite-lived intangible assets included in other assets in the condensed consolidated balance sheets:

	April 3, 2020			September 27, 2019
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired existing technology	$74.1	$(33.1)	$41.0	$74.1	$(28.4)	$45.7
Patents, licenses and other	12.8	(9.1)	3.7	12.7	(8.4)	4.3
Customer contracts and supplier relationship	50.7	(20.7)	30.0	50.7	(17.2)	33.5
Total intangible assets with finite lives	137.6	(62.9)	74.7	137.5	(54.0)	83.5
In-process R&D with indefinite lives	2.8	0.0	2.8	2.8	0.0	2.8
Total intangible assets	$140.4	$(62.9)	$77.5	$140.3	$(54.0)	$86.3

        Amortization expense for intangible assets was $4.4 million and $3.6 million for the three months ended April 3, 2020 and March 29, 2019, respectively and $8.9 million and $7.3 million for the six months ended April 3, 2020 and March 29, 2019, respectively.

11. BORROWINGS
The following table summarizes the Company's short-term and long-term debt:

	April 3, 2020		September 27, 2019		$ Change
(In millions, except for percentages)	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Current maturities of long-term debt
Term facility	$29.4	4.8%	$29.4	5.6%	$—
Other debt	0.8		1.3		(0.5)
Total current maturities of long-term debt	$30.2		$30.7		$(0.5)

Non-current maturities of long-term debt:
Revolving credit facility	$59.0	4.8%	$59.0	5.6%	$—
Term facility	293.7	4.8%	308.6	5.6%	(14.9)
Other debt	4.9		2.5		2.4
Debt issuance costs	(4.8)		(5.7)		0.9
Non-current maturities of long-term debt	352.8		364.4		(11.6)
Total long-term debt, net	$383.0		$395.1		$(12.1)
Existing Credit Facility
        On May 1, 2017 Varex entered into a new secured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of up to $200 million with a term of five years, and a secured term facility (the “Term Facility” and together with the Revolving Credit Facility, the “Credit Agreement”) in an aggregate principal amount of $400 million, which was subsequently amended. The Company reduced the Revolving Credit Facility to $150 million on October 3, 2018 and to $125 million on October 1, 2019. At April 3, 2020, the Company had $66 million of the Revolving Credit Facility available for borrowings, subject to covenants contained in the Credit Agreement. During April 2020, the Company drew $65 million on its Revolving Credit Facility, primarily as a precautionary measure, to increase liquidity and fund operations.
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
        The Credit Agreement contains various customary restrictive covenants that limits, among other things, the incurrence of indebtedness by Varex and its subsidiaries, the grant or incurrence of liens by Varex and its subsidiaries, the entry into sale and leaseback transactions by Varex and its subsidiaries, and the entry into certain fundamental change transactions by Varex and its subsidiaries. It also contains customary events of default and certain financial covenants. The Company agreed to maintain financial covenants, which include maximum consolidated total leverage ratio, maximum senior secured leverage ratio, maximum capital expenditures and a minimum consolidated fixed charge coverage ratio. The Company was in compliance with all financial covenants under the Credit Agreement as of April 3, 2020.
        The Credit Agreement is secured by the stock and assets of Varex’s material subsidiaries. The Credit Agreement has several borrowing and interest rate options including the following indices: (a) LIBOR rate subject to a 0.75% floor, or (b) the base rate (equal to the greater of the prime rate, the federal funds rate plus 0.50% or the LIBOR rate for a one-month period plus 1.00%). Loans under the Credit Agreement bear interest at a rate per annum using the applicable indices plus a varying interest rate margin of between 1.75% and 3.50% (for LIBOR rate loans) and 0.75%-2.50% (for base rate loans). The Credit Agreement also provides for fees applicable to amounts available to be drawn under outstanding letters of credit of 0.125%, and a fee on unused commitments which ranges from 0.25% to 0.40%.
12. REDEEMABLE NONCONTROLLING INTERESTS & NONCONTROLLING INTERESTS
        In April 2019, a subsidiary of Varex completed the acquisition of 98.2% of the outstanding shares of common stock of Direct Conversion. The Company has subsequently acquired additional shares of Direct Conversion such that the Company now owns 98.7%

of the outstanding shares of common stock of Direct Conversion. As the Company has majority voting rights it has consolidated Direct Conversion's operations in its consolidated financial statements and recorded the noncontrolling interest. The noncontrolling interest related to Direct Conversion is included in noncontrolling interest in the equity section of the Company's consolidated balance sheet. Earnings representing the noncontrolling interest's portion of Direct Conversion's income from operations is included in the Company's consolidated statements of earnings.
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
        At April 3, 2020, noncontrolling shareholders together held approximately 0.5 million shares of MeVis, representing 26.5% of the outstanding shares.
        Changes in redeemable noncontrolling interests were as follows:

(In millions)	Redeemable Noncontrolling Interests	Noncontrolling Interest
Balance at September 27, 2019	$10.5	$3.3
Net earnings attributable to noncontrolling interests	0.2	(0.1)
Other, including foreign currency remeasurement	(0.2)	—
Balance at April 3, 2020	$10.5	$3.2

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
        A reconciliation of the numerator and denominator used in the calculation of basic and diluted net (loss) income per common share is as follows:

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	April 3, 2020	March 29, 2019	April 3, 2020	March 29, 2019
Net (loss) earnings attributable to Varex	$(1.9)	$5.8	$(3.2)	$8.8
Weighted average shares outstanding - basic	38.6	38.2	38.5	38.1
Dilutive effect of potential common shares	—	0.3	—	0.3
Weighted average shares outstanding - diluted	38.6	38.5	38.5	38.4
Net (loss) earnings per share attributable to Varex - basic	$(0.05)	$0.15	$(0.08)	$0.23
Net (loss) earnings per share attributable to Varex - diluted	$(0.05)	$0.15	$(0.08)	$0.23
Anti-dilutive shared based awards, excluded	3.0	2.0	2.8	2.2
        The Company excludes potentially dilutive common shares (consisting of shares underlying stock options, unvested stock awards and purchase rights granted under the employee stock purchase plan) from the computation of diluted weighted average shares outstanding if the inclusion of the shares underlying these stock awards would be anti-dilutive to (loss) earnings per share. Because the Company incurred a net loss for the three and six months ended April 3, 2020, none of the potentially dilutive common shares were included in the diluted share calculations for those periods as they would have been anti-dilutive.
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
        The table below summarizes the effect of recording the share-based compensation expense (which includes the option component of the employee stock purchase plan shares):

	Three Months Ended		Six Months Ended
(In millions)	April 3, 2020	March 29, 2019	April 3, 2020	March 29, 2019
Cost of revenues	$0.3	$0.4	$0.6	$0.7
Research and development	0.6	0.9	1.2	1.4
Selling, general and administrative	2.4	1.7	4.7	3.5
Total share-based compensation expense	$3.3	$3.0	$6.5	$5.6
Stock Option Activity
        The following table summarizes the activity for stock options under Varex’s 2020 Omnibus Stock Plan, 2017 Omnibus Stock Plan, and 2017 Employee Stock Purchase Plan for the Company’s employees:

	Options Outstanding
(In thousands, except per share amounts and the remaining term)	Options	Price Range	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value(1)
Outstanding at September 27, 2019	2,269	$22.63 - $37.60	$30.60
Granted	398	$28.12 - $28.12	28.12
Canceled, expired or forfeited	(37)	$22.84 - $37.10	30.71
Exercised	(64)	$22.84 - $23.24	22.93
Outstanding at April 3, 2020	2,566	$22.63 - $37.60	$30.40	4.7	$—

Exercisable at April 3, 2020	1,619	$22.63 - $37.60	$30.27	3.3	$—
(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and the closing price of Varex common stock of $20.73 as of April 3, 2020, the last trading date of the Company's second quarter, and which represents the amount that would have been received by the option holders had all option holders exercised their options and sold the shares received upon exercise as of that date.

Restricted Stock Units
        The following table summarizes the activity for restricted stock units under Varex’s 2020 Omnibus Stock Plan and 2017 Omnibus Stock Plan for the Company’s employees:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant-Date Fair Value
Outstanding at September 27, 2019	678	$33.18
Granted	347	25.62
Vested	(217)	32.77
Canceled or expired	(21)	33.04
Outstanding at April 3, 2020	787	$29.96

15. TAXES ON EARNINGS
        For the three months ended April 3, 2020, the Company recognized income tax expense of $0.7 million on $1.1 million of pre-tax loss primarily due to losses in certain jurisdictions for which no benefit can be recorded due to full valuation allowance positions and overall pre-tax book loss. For the three months ended March 29, 2019, the Company recognized income tax expense of $1.9 million on $7.8 million of pre-tax income. For the six months ended April 3, 2020, the Company recognized income tax expense of $0.7 million on $2.3 million of pre-tax loss before tax primarily due to losses in certain jurisdictions for which no benefit can be recorded due to full valuation allowance positions and overall pre-tax book loss. For the six months ended March 29, 2019, the Company recognized income tax expense of $3.0 million on $11.9 million of pre-tax income.
As a result of the changes to the U.S. taxation of foreign earnings included in U.S. Tax Reform, the Company reevaluated its previous indefinite reinvestment assertion with respect to these earnings during fiscal year 2018, which resulted in the Company revoking its assertion for current and future earnings for all countries, while maintaining the assertion that historic earnings are indefinitely reinvested outside the U.S. The Company is maintaining this prior assertion for the quarter ended April 3, 2020. Due to the level of earnings available for repatriation, the treaty benefits applicable to jurisdictions in which those earnings are located, and the now favorable U.S. tax treatment of repatriated foreign earnings, the amount of deferred tax liability recorded related to the potential repatriation is approximately $0.1 million. This estimated liability is for U.S. State income taxes and foreign withholding taxes that would apply if the foreign earnings were repatriated in the form of a dividend.
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), signed into law on March 27, 2020, has resulted in significant changes to the U.S. federal corporate tax law. Additionally, several state and foreign jurisdictions in which we operate have enacted legislation that complies with or is incremental to the changes included in the CARES Act.
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
        Information related to the Company’s segments is as follows:

	Three Months Ended		Six Months Ended
(In millions)	April 3, 2020	March 29, 2019	April 3, 2020	March 29, 2019
Revenues
Medical	$155.4	$148.9	$311.0	$292.8
Industrial	41.6	46.9	86.1	88.7
Total revenues	$197.0	$195.8	$397.1	$381.5
Gross margin
Medical	$43.2	$46.1	$87.2	$91.2
Industrial	14.4	18.3	31.5	33.2
Total gross margin	$57.6	$64.4	$118.7	$124.4
Total operating expenses	56.2	49.9	112.7	99.5
Interest and other income (expenses), net	(2.5)	(6.7)	(8.3)	(13.0)
Earnings before taxes	(1.1)	7.8	(2.3)	11.9
Taxes on earnings	0.7	1.9	0.7	3.0
Net earnings	(1.8)	5.9	(3.0)	8.9
Less: Net earnings attributable to noncontrolling interests	0.1	0.1	0.2	0.1
Net earnings attributable to Varex	$(1.9)	$5.8	$(3.2)	$8.8
        The following table summarizes the Company’s total assets by its reportable segments:

(In millions)	April 3, 2020	September 27, 2019
Identifiable assets
Medical	$847.4	$794.3
Industrial	234.6	244.6
Total reportable segments	$1,082.0	$1,038.9

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

Statements concerning: the impact of the ongoing COVID-19 pandemic on the global economy or the Company; industry or market segment outlook; market acceptance of or transition to new products or technology such as advanced X-ray tube and digital flat panel detector products; growth drivers; future orders, revenues, backlog, earnings or other financial results; liquidity and any statements using the terms “believe,” “expect,” “anticipate,” “can,” “should,” “would,” “could,” “estimate,” “may,” “intended,” “potential,” and “possible” or similar statements are forward-looking statements that involve risks and uncertainties that could cause our actual results and the outcome and timing of certain events to differ materially from those projected or management’s current expectations.

Any forward-looking statement made in this Quarterly Report (including in any exhibits or documents incorporated by reference) is based only on information currently available to Varex and its management and speaks only as of the date on which it is made. By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise, including the impact of the COVID-19 pandemic and the responses to it.
Overview
        Varex Imaging Corporation is a leading innovator, designer and manufacturer of X-ray imaging components including X-ray tubes, digital detectors, linear accelerators and other image processing solutions, which are key components of X-ray imaging systems. Our components are used in medical imaging as well as in industrial and security imaging applications. Global original equipment manufacturers (“OEM”) incorporate our X-ray imaging components in their systems to detect, diagnose, protect and inspect. Varex has approximately 2,000 full-time equivalents employees, located at manufacturing and service center sites in North America, Europe, and Asia.

        Our products are sold in three geographic regions: the Americas, EMEA, and APAC. The Americas includes North America (primarily the United States) and Latin America. EMEA includes Europe, Russia, the Middle East, India and Africa. APAC includes Asia and Australia. Revenues by region are based on the known final destination of products sold.

        Our success depends, among other things, on our ability to anticipate and respond to changes in our markets, the direction of technological innovation and the demands of our customers. We continue to invest in research and development and employ over 500 engineers. Combining this focus on innovation and product performance with strong long-term customer relationships allows us to partner with our customers to bring industry-leading products to the X-ray imaging market. We continue to work to improve the life and quality of our imaging components and leverage our scale as the largest X-ray imaging component supplier to provide cost-effective solutions for our customers. Demand for our products can also be impacted by geo-political factors, including the COVID-19 pandemic as well as tariffs on key imported materials used in manufacturing our products and on X-ray imaging products we sell to customers outside the United States. Trade conflicts between the United States and China has negatively impacted our business and are expected to continue.
Impact of COVID-19
The unprecedented nature of the COVID-19 pandemic and its impact on the global economy has created a disruption to Varex’s business which includes significant uncertainty in demand for certain products for medical and industrial applications, as well as increased variability in its supply chain and manufacturing productivity. The company expects this uncertainty to continue for at least the remainder of the current fiscal year. While we have implemented safeguards and procedures to counter the impact of the COVID-19 pandemic, the full extent to which the COVID-19 pandemic has and will directly or indirectly impact us, including our business, financial condition, and results of operations, will depend on future developments that are highly uncertain and cannot be accurately predicted, including the further mitigation efforts taken to contain it or treat its impact and the economic impact on local, regional, national and international markets. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, or local authorities or that we determine are in the best interests of our employees, customers, suppliers, and stockholders.
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
Fiscal Year
        Our fiscal year is a 52 or 53-week period ending on the Friday nearest September 30. Fiscal year 2020 is the 53-week period ending October 2, 2020. Fiscal year 2019 was a 52-week period that ended on September 27, 2019. The fiscal quarters ended April 3, 2020 and March 29, 2019 were both 13-week periods.
Discussion of Results of Operations for the Three Months Ended April 3, 2020 Compared to the Three Months Ended March 29, 2019
Revenues

	Three Months Ended
(In millions)	April 3, 2020	March 29, 2019	$ Change	% Change
Medical	$155.4	$148.9	$6.5	4.4%
Industrial	41.6	46.9	(5.3)	(11.3)%
Total revenues	$197.0	$195.8	$1.2	0.6%
Medical as a percentage of total revenues	78.9%	76.0%
Industrial as a percentage of total revenues	21.1%	24.0%
        Medical revenues increased by $6.5 million primarily due to increased sales of CT X-ray tubes, partially offset by decreased sales of X-ray tubes and digital detectors for other medical applications.

        Industrial revenues decreased $5.3 million primarily due to decreased sales of X-ray tubes, digital detectors and linear accelerators for non-destructive inspection.

Gross Margin

	Three Months Ended
(In millions)	April 3, 2020	March 29, 2019	$ Change	% Change
Medical	$43.2	$46.1	$(2.9)	(6.3)%
Industrial	14.4	18.3	(3.9)	(21.3)%
Total gross margin	$57.6	$64.4	$(6.8)	(10.6)%
Medical gross margin %	27.8%	31.0%
Industrial gross margin %	34.6%	39.0%
Total gross margin %	29.2%	32.9%
        The decrease in total gross margin percentage was due to the decrease in both medical and industrial gross margin percentage. The decrease in medical gross margin percentage was primarily due to an unfavorable mix of lower margin products, higher material and freight costs and customer price decreases for digital detectors. The industrial gross margin percentage decreased due to an unfavorable mix of lower margin products and higher material costs.
Operating Expenses

	Three Months Ended
(In millions)	April 3, 2020	March 29, 2019	$ Change	% Change
Research and development	$20.9	$18.8	$2.1	11.2%
As a percentage of total revenues	10.6%	9.6%
Selling, general and administrative	$35.3	$30.3	$5.0	16.5%
As a percentage of total revenues	17.9%	15.5%
Impairment of intangible assets	$—	$0.8	$(0.8)	(100.0)%
As a percentage of total revenues	—%	0.4%
Operating expenses	$56.2	$49.9	$6.3	12.6%
As a percentage of total revenues	28.5%	25.5%
Research and Development
        We are committed to investing in the business to support long-term growth and believe long-term research and development expenses of approximately 8% to 10% of annual revenues is the appropriate range that will allow us to innovate and bring new products to market for our global OEM customers. Research and development costs increased to 10.6% of revenues for the second quarter of 2020 due to the addition of Direct Conversion.
Selling, General and Administrative
        Selling, general and administrative expenses for the second quarter of 2020 increased to 17.9% primarily due to increased consulting costs associated with the implementation of new accounting standards and the addition of Direct Conversion.
Interest and Other Expense, Net
        The following table summarizes the Company’s interest and other expense, net:

	Three Months Ended
(In millions)	April 3, 2020	March 29, 2019	$ Change
Interest income	$0.1	$0.1	$—
Interest expense	(4.6)	(5.5)	0.9
Other income (expense), net	2.0	(1.3)	3.3
Interest and other expense, net	$(2.5)	$(6.7)	$4.2

        Interest and other expense, net decreased, primarily due to an increase in other income during the three months ended April 3, 2020 due to a decrease in the fair value of the deferred consideration related to the Direct Conversion acquisition and lower interest expense due to lower interest rates.
Taxes on (Loss) Earnings
        For the three months ended April 3, 2020, we recognized an income tax expense of $0.7 million on a $1.1 million pre-tax loss primarily due to losses in certain jurisdictions for which no benefit can be recorded due to full valuation allowance positions and overall pre-tax book loss. For the three months ended March 29, 2019, we recognized an income tax expense of $1.9 million on $7.8 million of pre-tax income.
Discussion of Results of Operations for the Six Months Ended April 3, 2020 Compared to the Six Months Ended March 29, 2019

Revenues

	Six Months Ended
(In millions)	April 3, 2020	March 29, 2019	$ Change	% Change
Medical	$311.0	$292.8	$18.2	6.2%
Industrial	86.1	88.7	(2.6)	(2.9)%
Total revenues	$397.1	$381.5	$15.6	4.1%
Medical as a percentage of total revenues	78.3%	76.7%
Industrial as a percentage of total revenues	21.7%	23.3%
        Medical revenues increased by $18.2 million primarily due to increased sales of CT X-ray tubes and digital detectors for dental applications, partially offset by decreased sales of radiographic digital detectors.
        Industrial revenues decreased $2.6 million due to decreased sales of linear accelerators for cargo inspection and other non-destructive inspection applications.
Gross Margin

	Six Months Ended
(In millions)	April 3, 2020	March 29, 2019	$ Change	% Change
Medical	$87.2	$91.2	$(4.0)	(4.4)%
Industrial	31.5	33.2	(1.7)	(5.1)%
Total gross margin	$118.7	$124.4	$(5.7)	(4.6)%
Medical gross margin %	28.0%	31.1%
Industrial gross margin %	36.6%	37.4%
Total gross margin %	29.9%	32.6%
        The decrease in total gross margin percentage was due to the decrease in both medical and industrial gross margin percentage. The decrease in medical gross margin percentage was primarily due to an unfavorable mix of lower margin products, additional reserves for the settlement of a German customs audit, higher warranty and slow-moving inventory reserves and customer price decreases for digital detectors. The industrial gross margin percentage decreased due to an unfavorable mix of lower margin products.

Operating Expenses

	Six Months Ended
(In millions)	April 3, 2020	March 29, 2019	$ Change	% Change
Research and development	$42.6	$37.6	$5.0	13.3%
As a percentage of total revenues	10.7%	9.9%
Selling, general and administrative	$70.1	$61.1	$9.0	14.7%
As a percentage of total revenues	17.7%	16.0%
Impairment of intangible assets	$—	$0.8	$(0.8)	(100.0)%
As a percentage of total revenues	—%	0.2%
Operating expenses	$112.7	$99.5	$13.2	13.3%
As a percentage of total revenues	28.4%	26.1%

 Research and Development
        We are committed to investing in the business to support long-term growth and believe long-term research and development expenses of approximately 8% to 10% of annual revenues is the appropriate range that will allow us to innovate and bring new products to market for our global OEM customers. Research and development costs increased to 10.7% of revenues due to the addition of Direct Conversion for the six months ended April 3, 2020.
Selling, General and Administrative
        Selling, general and administrative expenses for the six months ended April 3, 2020, increased to 17.7% primarily due to higher audit and consulting fees, an extra week of expenses in the period and the addition of Direct Conversion.
Interest and Other Income (Expense), Net
        The following table summarizes the Company’s interest and other income (expense), net:

	Six Months Ended
(In millions)	April 3, 2020	March 29, 2019	$ Change
Interest income	$0.1	$0.1	$—
Interest expense	(10.0)	(10.6)	0.6
Other income (expense), net	1.6	(2.5)	4.1
Interest and other expense, net	$(8.3)	$(13.0)	$4.7
        Interest and other expense, net decreased, primarily due to an increase in other income during the six months ended April 3, 2020, due to a decrease in the fair value of the deferred consideration related to the Direct Conversion acquisition and a decrease in losses from equity method investments compared to the six months ended March 29, 2019.
Taxes on (Loss) Earnings
        For the six months ended April 3, 2020, we recognized an income tax expense of $0.7 million on $2.3 million of pre-tax loss before tax primarily due to losses in certain jurisdictions for which no benefit can be recorded due to full valuation allowance positions and overall pre-tax book loss. For the six months ended March 29, 2019, the Company recognized income tax expense of $3.0 million on $11.9 million of pre-tax income.
Liquidity and Capital Resources

        We assess our liquidity in terms of our ability to generate cash to fund our operating and investing activities. We continue to generate substantial cash from operating activities and believe that our operating cash flow, credit facility, and other sources of liquidity will be sufficient to allow us to continue to operate our business and manage our capital structure on a short and long-term basis.

As part of a series of measures to better enable the Company to weather the extraordinary business challenges associated with the COVID-19 global pandemic, we have taken additional measures to manage our cash. These measures include temporary reductions to employee compensation and matching retirement contributions, as well as furloughs and mandatory unpaid leave for U.S. employees that are not directly related to the production of our products. Further, during April 2020, we drew an additional $65.0 million under our Revolving Credit Facility, primarily as a precautionary measure, to increase liquidity and fund operations. We continue to evaluate additional cash preserving actions and other sources of capital as needed to secure liquidity in a rapidly changing environment.
Cash and Cash Equivalents
        The following table summarizes our cash and cash equivalents:

(In millions)	April 3, 2020	September 27, 2019	$ Change
Cash and cash equivalents	$24.2	$29.9	$(5.7)
Borrowings
        The following table summarizes the changes in our debt outstanding:

(In millions)	April 3, 2020	September 27, 2019	$ Change
Current portion of Term Facility	$29.4	$29.4	$—
Current portion of other long-term debt	0.8	1.3	(0.5)
Revolving Credit Facility	59.0	59.0	—
Long-term portion of Term Facility	293.7	308.6	(14.9)
Long-term portion of other debt	4.9	2.5	2.4
Total debt outstanding, gross	387.8	400.8	(13.0)
Debt issuance costs	(4.8)	(5.7)	0.9
Total debt outstanding, net	$383.0	$395.1	$(12.1)
Cash Flows

	Six Months Ended
(In millions)	April 3, 2020	March 29, 2019
Net cash flow provided by (used in):
Operating activities	$23.9	$32.9
Investing activities	(17.3)	(7.6)
Financing activities	(12.1)	(45.6)
Effects of exchange rate changes on cash and cash equivalents and restricted cash	(0.2)	(0.6)
Net increase in cash and cash equivalents and restricted cash	$(5.7)	$(20.9)
        Net Cash Provided by Operating Activities. Cash from operating activities consists primarily of the net (loss) earnings adjusted for certain non-cash items, including share-based compensation, depreciation, amortization of intangible assets, deferred income taxes, income from equity investments and the effect of changes in operating assets and liabilities.
        For the six months ended April 3, 2020, compared to the six months ended March 29, 2019, cash provided by operating activities were as follows:
•Net (loss) earnings were $(3.0) million compared to $8.9 million
•Non-cash adjustments to net earnings of $29.2 million compared to $27.5 million
•Operating assets and liabilities activity:
◦Accounts receivable decreased by $14.7 million compared to $29.4 million,
◦Inventories increased by $34.2 million compared to $26.4 million,
◦Prepaid expenses and other assets increased by $5.9 million compared to a decrease of $2.5 million,
◦Accounts payable increased by $21.0 million compared to a decrease of $2.7 million, and
◦Accrued liabilities and other current and long-term operating liabilities decreased by $0.9 million compared to $4.4 million.

        Net Cash Used in Investing Activities. Net cash used in investing activities was $17.3 million and $7.6 million for the six months ended April 3, 2020 and March 29, 2019, respectively. The increase in cash used in investing activities was primarily due to higher capital expenditures for property plant and equipment, investments in joint ventures and a business acquisition during the six months ended April 3, 2020.
        Net Cash Used in Financing Activities. Financing activities for the six months ended April 3, 2020 consisted of borrowings under our credit agreement of $23.5 million and repayments of borrowings of $36.5 million. Financing activities for the six months ended March 29, 2019 consisted of borrowings under our credit agreement of $7.0 million, and repayments of borrowings of $52.0 million.
Days Sales Outstanding
        Trade accounts receivable days sales outstanding (“DSO”) was 59 days at April 3, 2020 and 63 days at September 27, 2019. Our accounts receivable and DSO are impacted by a number of factors, primarily including the timing of product shipments, collections performance, payment terms, the mix of revenues from different regions and the effects of economic instability.
Contractual Obligations
        In October 2013, we entered into an amended agreement with dpiX and other parties that, among other things, provides us with the right to 50% of dpiX’s total manufacturing capacity produced after January 1, 2014. The amended agreement requires us to pay for 50% of the fixed costs (as defined in the amended agreement), as determined at the beginning of each calendar year. In January 2020, the fixed cost commitment was determined and approved by the dpiX board of directors to be $12.7 million for calendar year 2020. As of April 3, 2020, the Company had $9.5 million fixed cost commitments related to this agreement remaining for calendar year 2020. The amended agreement will continue unless the ownership structure of dpiX changes (as defined in the amended agreement).
        In October 2015, we committed to grant the noncontrolling shareholders of MeVis: (1) an annual recurring net compensation of €0.95 per MeVis share; and (2) a put right for their MeVis shares at €19.77 per MeVis share. As of April 3, 2020, noncontrolling shareholders together held approximately 0.5 million shares of MeVis, representing 26.5% of the outstanding shares. See Note 12, “Redeemable Noncontrolling Interests” of the notes to the condensed consolidated financial statements for more information.
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
Off-Balance Sheet Arrangements
        In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification of business partners and customers for losses suffered or incurred for property damages, death and injury and for patent, copyright or any other intellectual property infringement claims by any third parties with respect to our products. The terms of these indemnification arrangements are generally perpetual. Except for losses related to property damages, the maximum potential amount of future payments we could be required to make under these arrangements is unlimited. As of April 3, 2020, we have not incurred any material costs to defend lawsuits or settle claims related to these indemnification arrangements. As a result, we believe the estimated fair value of these arrangements is minimal.
        We have indemnification obligations to our directors and officers and certain of our employees that serve as officers or directors of our foreign subsidiaries that may require us to indemnify our directors and officers and those certain employees against liabilities that may arise by reason of their status or service as directors or officers, and to advance their expenses incurred as a result of any legal proceeding against them as to which they could be indemnified. There is no maximum limit on the indemnification that may be required under these obligations. As of April 3, 2020, we have not incurred any material costs related to these indemnification obligations. As a result, we believe the estimated fair value of these obligations is minimal.
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
        We may enter into foreign currency forward and option contracts with financial institutions to protect against foreign exchange risks associated with certain existing assets and liabilities, and net investments in foreign subsidiaries. We generally hedge portions of foreign currency exposure on the balance sheet, typically for one month. In addition, we hold a cross-currency swap between the Euro and U.S. Dollar as a net investment hedge of our acquisition of Direct Conversion. Depending on the spot rate between the Euro and U.S. Dollar at the time of settlement and whether we have sufficient Euros available, we may have to borrow incrementally in U.S. Dollars to settle this obligation. However, we may choose not to hedge certain foreign exchange exposures for a variety of reasons including, but not limited to, accounting considerations or the prohibitive economic cost of hedging particular exposures.
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
Interest Rate Risk
        At April 3, 2020, we had total borrowings of $383.0 million (net of deferred loan costs). Borrowings under our credit facilities bear interest at floating interest rates. As a result, we are exposed to fluctuations in interest rates to the extent of our borrowings under the credit facilities. As part of our overall risk management program, we entered into several interest rate swaps designed as cash flow hedges, to hedge the floating LIBOR components of our interest rate which represented a notional value of $247.5 million of our debt as of April 3, 2020. See Note 7, “Financial Derivatives and Hedging Activities” for further information on hedging activities. Excluding the amount of our borrowings that is subject to fixed interest rates under our interest rate swaps, and assuming the current level of borrowings remained the same, we estimate that our interest expense would change by approximately $1.4 million annually for each one percentage point change in the average interest rate under our borrowings.
Commodity Price Risk
        We are exposed to market risks related to volatility in the prices of raw materials used in our products. The prices of these raw materials fluctuate in response to changes in supply and demand fundamentals and our product margins and level of profitability tend to fluctuate with changes in these raw materials prices. We try to protect against such volatility through various business strategies. During the three months ended April 3, 2020, we did not have any commodity derivative instruments in place to manage our exposure to price changes.

        Item 4. Controls and Procedures
Disclosure Controls and Procedures
        Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that such information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. The Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), with assistance from other members of management, have evaluated the effectiveness of our disclosure controls and procedures as of April 3, 2020 and, based on their evaluation, the CEO and CFO have concluded that the disclosure controls and procedures were not effective as of such date due to the material weaknesses in internal control over financial reporting that were disclosed in our Annual Report on Form 10-K for the fiscal year ended September 27, 2019.
Changes in Internal Control Over Financial Reporting
        Other than the implementation of the remediation measures described below, there were no other changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our operations, cash flow, and financial position have been adversely affected, and in the future could continue to be adversely impacted, by the coronavirus ("COVID-19") pandemic and associated economic disruptions.
The pandemic caused by the spread of COVID-19 has created significant volatility, uncertainty and economic disruption.
Decreased demand for certain products. As healthcare systems respond to the increasing demands of managing COVID-19 and the resulting economic uncertainties, governments around the world have imposed measures designed to reduce the transmission of COVID-19 and individuals are responding to the fears of contracting COVID-19. In particular, elective procedures and exams are being delayed or cancelled, there has been a significant reduction in physician office visits, and hospitals are postponing or cancelling capital purchases as well as limiting or eliminating services. This has caused our customers to delay or cancel orders for certain products. In addition, the decrease in overall economic activity has led to decreased demand for our industrial products. The actions taken to combat COVID-19 have had, and we believe will continue to have, a negative impact on our operating results, cash flows and financial condition. We expect the effect on our financial results in the third quarter of fiscal 2020 and future periods to be more significant. We believe that COVID-19’s adverse impact on our operating results, cash flows and financial condition will be primarily driven by: the severity and duration of the COVID-19 pandemic; the COVID-19 pandemic’s impact on the U.S. and international healthcare systems, the U.S. economy and worldwide economy; and the timing, scope and effectiveness of U.S. and international governmental responses to the COVID-19 pandemic and associated economic disruptions.
Potential disruption in manufacturing, distribution, supply chain and other operations. In addition to adversely affecting demand for our products, COVID-19 and associated economic disruptions has had and could continue to have an adverse impact on our manufacturing capacity, supply chains and distribution systems, including as a result of impacts associated with preventive and precautionary measures that we, other businesses and governments are taking. For example, at our manufacturing facility in the Philippines, many employees have had significant difficulty getting to work, which caused the facility to operate at a decreased capacity and caused us to shift some manufacturing to another location. A reduction or interruption in any of our manufacturing processes could have a material adverse effect on our business. Supply chain logistics have also become more challenging and could remain challenging. Our ability to move unfished good and finished products around the world have been impacted by the decreased availability of global transportation networks. In addition, regulatory approvals for certain of our products may continue to be delayed due to COVID-19 related closures.
Potential liquidity and credit impacts. The terms of our credit facility require us to satisfy certain financial covenants. If our future business and operations are significantly impaired by the continuing COVID-19 pandemic and associated economic disruptions or otherwise, we cannot assure that we will remain in compliance with our current financial covenants. In such event, the factors that adversely affect our business may also similarly adversely affect the capital markets, and we cannot assure that we would be able to negotiate alternative covenants or alternative financing on favorable terms if at all. Our failure to comply with the covenants contained in our amended and restated credit facilities, including financial covenants, could result in an event of default, which could materially and adversely affect our results of operations and financial condition.

Varex sells its products and services to a limited number of OEM customers, many of which are also its competitors, and a reduction in or loss of business of one or more of these customers may materially reduce its sales.
        Varex had one customer during the six months ended April 3, 2020, that accounted for 21% of its revenue. Varex’s ten largest customers as a group accounted for approximately 53% and 54% of its revenue for the three months ended April 3, 2020 and March 29, 2019, respectively. Varex’s ten largest customers as a group accounted for approximately 53% of its revenue for the six months ended April 3, 2020 and March 29, 2019, respectively.
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
prove the feasibility of new products;
•properly manage and control research and development costs;
•limit the time required from proof of feasibility to routine production;
•timely and efficiently comply with internal quality assurance systems and processes;
•limit the timing and cost of regulatory approvals;
•accurately predict and control costs associated with inventory overruns caused by the phase-in of new products and the phase-out of old products;
•price its products competitively and profitably, which can be particularly difficult with a strong U.S. Dollar;
•manufacture, deliver, and install its products in sufficient volumes on time and accurately predict and control costs associated with manufacturing installation, warranty, and maintenance of the products;
•appropriately manage its supply chain;
•manage customer acceptance and payment for products; and
•anticipate, respond to, and compete successfully with competitors.

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
        Varex conducts business globally. Revenues generated from customers located outside the United States accounted for approximately 69% and 63% of Varex’s total revenues during the three months ended April 3, 2020 and March 29, 2019, respectively. Revenues generated from customers located outside the United States accounted for approximately 68% and 63% of Varex’s total revenues during the six months ended April 3, 2020 and March 29, 2019, respectively. As a result, Varex must provide significant service and support globally. Varex intends to continue to expand its presence in international markets and expects to expend significant resources in doing so. Varex cannot be sure that it will be able to meet its sales, service, and support objectives or obligations in these international markets or recover its investment in these international markets. Varex’s future results could be harmed by a variety of factors, including:
•currency fluctuations, and in particular the strength of the U.S. Dollar (which is our functional and reporting currency) relative to many currencies, which have and may in the future adversely affect Varex’s financial results and cause some customers to delay purchasing decisions or move to in-sourcing supply or migrate to lower cost alternatives or ask for additional discounts;
•the longer payment cycles associated with many customers located outside the United States;
•difficulties in interpreting or enforcing agreements and collecting receivables through many foreign countries’ legal systems;
•changes in restrictions on trade between the United States and other countries or unstable regional political and economic conditions;
•changes in the political, regulatory, safety or economic conditions in a country or region
•the imposition by governments of additional taxes, tariffs, global economic sanctions programs, or other restrictions on foreign trade such as the tariffs recently put into place by both China and the United States;
•any inability to obtain required export or import licenses or approvals, including the inability to obtain required export licenses during a U.S. government shutdown;
•natural disasters and pandemics;

•failure to comply with export laws and requirements, which may result in civil or criminal penalties and restrictions on Varex’s ability to export its products, particularly its industrial linear accelerator products;
•risks unique to the Chinese market, including import barriers and preferences for local manufacturers;
•failure to obtain proper business licenses or other documentation or to otherwise comply with local laws and requirements regarding marketing, sales, service, or any other business Varex conducts in a foreign jurisdiction, which may result in civil or criminal penalties and restrictions on its ability to conduct business in that jurisdiction; and
•difficulties in protecting Varex’s intellectual property in foreign countries.
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
        As of April 3, 2020, Varex’s total combined indebtedness was approximately $383 million (net of deferred loan costs). The borrowings under Varex’s credit facilities bear interest at floating interest rates. As part of its overall risk management practices, Varex entered into financial derivatives, particularly interest rate swaps designed as cash flow hedges, to hedge the floating LIBOR interest rate on $247.5 million of its debt. As a result, Varex will be exposed to fluctuations in interest rates to the extent of the balance of its borrowings under the LIBOR-based portion of its credit facilities.
Varex's debt could potentially have important consequences to Varex and its investors, including:
•requiring that a portion of Varex’s cash flow from operations be used to make principal and interest payments on this debt, which would reduce cash flow available for other corporate purposes;
•increasing Varex’s vulnerability to shifts in interest rates and to general adverse economic and industry conditions;
•limiting Varex’s flexibility in planning for, or reacting to, changes in its business and the industry; and
•limiting Varex’s ability to borrow additional funds as needed or increasing the costs of any such borrowing.
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

        In the past year, Varex's stock price has ranged from a low of $16.40 to a high of $35.00. Varex cannot guarantee that an active trading market will be sustained for its common stock. Nor can Varex predict the prices at which shares of its common stock may trade. Varex has experienced and expects in the future to experience fluctuations in its operating results, including revenues and margins, from period to period. These fluctuations may cause Varex’s stock price to be volatile, which could cause losses for its stockholders.
        Varex’s quarterly and annual operating results, including its revenues and margins, may be affected by a number of other factors, including:
•the introduction and timing of announcement of new products or product enhancements by Varex and its competitors;
•change in its or its competitors’ pricing or discount levels;
•changes in foreign currency exchange rates and other economic uncertainty;
•changes in import/export regulatory regimes including the imposition of tariffs on our products or those of our customers;
•changes in the relative portion of its revenues represented by its various products, including the relative mix between higher margin and lower-margin products;
•the ability to identify and remediate significant deficiencies and material weaknesses in internal controls;
•changes in the relative portion of its revenues represented by its international region as a whole and by regions within the overall region, as well as by individual countries (notably, those in emerging markets);
•fluctuation in its effective tax rate, which may or may not be known to Varex in advance;
•the availability of economic stimulus packages or other government funding, or reductions thereof;
•disruptions in the supply or changes in the costs of raw materials, labor, product components or transportation services;
•changes to its organizational structure, which may result in restructuring or other charges;
•disruptions in its operations, including its ability to manufacture products, caused by events such as earthquakes, fires, floods, terrorist attacks or the outbreak of epidemic diseases;
•the unfavorable outcome of any litigation or administrative proceeding or inquiry, including governmental audits, as well as ongoing costs associated with legal proceedings and governmental audits; and
•accounting changes and adoption of new accounting pronouncements.
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
        For Varex to market its products internationally, Varex must obtain clearances or approvals for products and product modifications. These processes (including, for example, in the EU, the European Economic Area (“EEA”), Switzerland, Brazil, Australia, China, Japan and Canada) can be time consuming, expensive and uncertain, which can delay Varex’s ability to market products in those countries. Delays in the receipt of or failure to receive regulatory approvals, the inclusion of significant limitations on the indicated uses of a product, the loss of previously obtained approvals or failure to comply with existing or future regulatory requirements could restrict or prevent Varex from doing business in a country or subject Varex to a variety of enforcement actions and civil or criminal penalties, which would materially and materially and adversely affect its business. In addition, compliance with changing regulatory schemes may add additional complexity, cost and delays in marketing or selling Varex’s products.
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
        If Varex or any of its suppliers, distributors, agents, or customers fail to comply with FDA, Federal Trade Commission, or other applicable U.S. regulatory requirements or are perceived to have failed to comply with regulations, Varex may face:
•adverse publicity affecting both Varex and its customers;
•increased pressures from competitors;
•investigations by governmental authorities;
•fines, injunctions, civil penalties, and criminal prosecution;
•partial suspension or total shutdown of production facilities or the imposition of operating restrictions;
•increased difficulty in obtaining required clearances or approvals or losses of clearances or approvals already granted;
•seizures or recalls of Varex products or those of its customers;
•delays in purchasing decisions by customers or cancellation of existing orders;
•the inability to sell Varex products; and
•difficulty in obtaining product liability or operating insurance at a reasonable cost, or at all.
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
Laws governing collection and processing of personal information. Varex is subject to laws governing collection, storage, processing and transfer of personal information in the jurisdictions it operates. Compliance with these laws and regulations, such as the General Data Protection Regulation (GDPR) can cause a significant administrative burden on our business. If Varex were to be found in violation of GDPR or other similar laws and regulations, we may be required to change our business practices and/or be subject to significant civil penalties, business disruption, and reputational harm, any of which could have an adverse effect on our business.
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
        Varex conducts certain manufacturing operations internationally to reduce costs and streamline its manufacturing operations. There are administrative, legal, and governmental risks to operating internationally that could increase operating expenses or hamper the development of these operations. The risks from operating internationally that could increase Varex’s operating expenses and materially and adversely affect its operating results, financial condition, and ability to deliver its products and grow its business include, among others:
•difficulties in staffing and managing employee relations and foreign operations, particularly in attracting and retaining personnel qualified to design, sell, test, and support its products;
•fluctuations in currency exchange rates;
•difficulties in coordinating its operations globally and in maintaining uniform standards, controls, procedures, and policies across its operations;
•difficulties in enforcing contracts and protecting intellectual property;
•diversion of management attention;
•imposition of burdensome governmental regulations, including changing laws and regulations with respect to collection and maintenance of personally identifiable data;
•regional and country-specific political and economic instability, as discussed in greater detail below; and
•inadequacy of the local infrastructure to support its operations.

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
        Varex’s Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws contain, and Delaware law contains, provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the bidder and to encourage prospective acquirers to negotiate with Varex’s board of directors rather than to attempt a hostile takeover. These provisions include, among others:
•the inability of Varex’s stockholders to call a special meeting;
•the inability of Varex’s stockholders to act without a meeting of stockholders;
•rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings;
•the right of Varex’s board of directors to issue preferred stock without stockholder approval;
•the division of Varex’s board of directors into three classes of directors, with each class serving a staggered three-year term, and this classified board provision could have the effect of making the replacement of incumbent directors more time-consuming and difficult, until the 2022 annual meeting of stockholders, after which directors will be elected annually;
•a provision that stockholders may only remove directors with cause while the board is classified;
•the ability of Varex’s directors, and not stockholders, to fill vacancies on Varex’s board of directors; and,
•the requirement that the affirmative vote of stockholders holding at least 66 2/3% of Varex’s voting stock is required to amend certain provisions in Varex’s Amended and Restated Certificate of Incorporation (relating to the term and removal of its directors, the filling of its board vacancies, the calling of special meetings of stockholders, stockholder action by written consent, the elimination of liability of directors to the extent permitted by Delaware law and indemnification of directors and officers), although this requirement will expire on the completion of the 2021 annual meeting of stockholders, after which Varex's Amended and Restated Certificate of Incorporation may be amended by the affirmative vote of the holders of at least a majority of the outstanding voting stock.
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
        In connection with the spin-off, Varian completed several corporate restructuring transactions, which, along with the separation and distribution, may be subject to federal and state fraudulent conveyance and transfer laws. If, under these laws, a court were to determine that, at the time of the separation and distribution, any entity involved in these restructuring transactions or the separation and distribution:
•was insolvent;
•was rendered insolvent by reason of the separation and distribution;
•had remaining assets constituting unreasonably small capital; or,

•intended to incur, or believed it would incur, debts beyond its ability to pay these debts as they matured, then the court could void the separation and distribution, in whole or in part, as a fraudulent conveyance or transfer. The court could then require Varex’s stockholders to return to Varian some or all of the shares of Varex common stock issued in the distribution or require Varian or Varex, as the case may be, to fund liabilities of the other company for the benefit of creditors. The measure of insolvency will vary depending upon the jurisdiction whose law is being applied. Generally, however, an entity would be considered insolvent if the fair value of its assets was less than the amount of its liabilities or if it incurred debt beyond its ability to repay the debt as it matures.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 24, 2020, the Company issued 0.3 million shares of its common stock to certain former shareholders of Direct Conversion AB (publ) (“Direct Conversion”) pursuant to the purchase agreement. The Company's shares were issued as part of the purchase price of Direct Conversion as part of the deferred consideration pursuant to the purchase agreement. In issuing these shares, the Company relied on the exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, (the “Securities Act”), Rule 506 of Regulation D, and/or Regulation S promulgated under the Securities Act.

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

10.1*	Transition Agreement, dated February 11, 2020 between Clarence Verhoef and Varex Imaging Corporation

10.2
Amendment No. 5 to Credit Agreement dated March 26, 2020 between Varex Imaging Corporation, Bank of America, N.A., as administrative agent, and the lenders and guarantors party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 27, 2020).

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

VAREX IMAGING CORPORATION

Date:	May 13, 2020	By:	/s/ CLARENCE R. VERHOEF
Clarence R. Verhoef
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)