Form 10-Q
period 2020-07-03
Varex Imaging Corp
filed 2020-08-14
CIK 1681622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2020
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
☐
        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
        As of August 3, 2020, there were 39.1 million shares of the registrant’s common stock outstanding.

VAREX IMAGING CORPORATION
FORM 10-Q for the Quarter Ended July 3, 2020

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Revenues, net	$171.2	$196.7	$568.3	$578.2
Cost of revenues	144.9	136.0	423.3	393.1
Gross margin	26.3	60.7	145.0	185.1
Operating expenses:
Research and development	19.0	20.9	61.6	58.5
Selling, general and administrative	31.4	31.2	101.5	92.3
Impairment of intangible assets	2.7	4.0	2.7	4.8
Total operating expenses	53.1	56.1	165.8	155.6
Operating (loss) earnings	(26.8)	4.6	(20.8)	29.5
Interest income	—	—	0.1	0.1
Interest expense	(6.9)	(5.1)	(16.9)	(15.7)
Other expense, net	(6.1)	(0.1)	(4.5)	(2.6)
Interest and other expense, net	(13.0)	(5.2)	(21.3)	(18.2)
(Loss) earnings before taxes	(39.8)	(0.6)	(42.1)	11.3
Income tax (benefit) expense	(11.6)	0.7	(10.9)	3.7
Net (loss) earnings	(28.2)	(1.3)	(31.2)	7.6
Less: Net earnings attributable to noncontrolling interests	0.1	0.1	0.3	0.2
Net (loss) earnings attributable to Varex	$(28.3)	$(1.4)	$(31.5)	$7.4
Net (loss) earnings per common share attributable to Varex
Basic	$(0.73)	$(0.04)	$(0.81)	$0.19
Diluted	$(0.73)	$(0.04)	$(0.81)	$0.19
Weighted average common shares outstanding
Basic	39.0	38.3	38.7	38.2
Diluted	39.0	38.3	38.7	38.4

See accompanying notes to the condensed consolidated financial statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) EARNINGS
(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions)	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Net (loss) earnings	$(28.2)	$(1.3)	$(31.2)	$7.6
Other comprehensive (loss) earnings, net of tax:
Unrealized (loss)/gain on interest rate swap contracts	0.3	(2.3)	(2.0)	(6.0)
Foreign currency translation adjustments	(3.7)	(0.2)	0.6	(0.2)
Other comprehensive (loss) earnings, net of tax	(3.4)	(2.5)	(1.4)	(6.2)
Comprehensive (loss) earnings	(31.6)	(3.8)	(32.6)	1.4
Less: Comprehensive earnings attributable to noncontrolling interests	0.1	0.1	0.3	0.2
Comprehensive (loss) earnings attributable to Varex	$(31.7)	$(3.9)	$(32.9)	$1.2

 See accompanying notes to the condensed consolidated financial statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share and per share amounts)	July 3, 2020	September 27, 2019
Assets
Current assets:
Cash and cash equivalents	$87.4	$29.9
Accounts receivable, net	109.7	141.0
Inventories	283.2	248.2
Prepaid expenses and other current assets	18.6	19.3
Total current assets	498.9	438.4
Property, plant and equipment, net	145.5	142.3
Goodwill	290.8	290.8
Intangible assets, net	70.6	86.3
Investments in privately-held companies	50.9	53.6
Deferred tax assets	6.3	—
Operating lease assets	29.6	—
Other assets	29.1	27.5
Total assets	$1,121.7	$1,038.9
Liabilities, redeemable noncontrolling interests and equity
Current liabilities:
Accounts payable	$79.8	$58.2
Accrued liabilities and other current liabilities	69.5	75.7
Current operating lease liabilities	5.6	—
Current maturities of long-term debt	27.6	30.7
Deferred revenues	9.4	10.5
Total current liabilities	191.9	175.1
Long-term debt, net	389.5	364.4
Deferred tax liabilities	—	8.2
Operating lease liabilities	24.1	—
Other long-term liabilities	35.1	32.5
Total liabilities	640.6	580.2
Commitments and contingencies
Redeemable noncontrolling interests	10.8	10.5
Equity:
Preferred stock, $.01 par value: 20,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value: 150,000,000 shares authorized
Shares issued and outstanding - 39,056,965 and 38,371,305 at July 3, 2020 and September 27, 2019, respectively.	0.4	0.4
Additional paid-in capital	427.2	371.8
Accumulated other comprehensive loss	(3.1)	(1.7)
Retained earnings	42.6	74.4
Total Varex equity	467.1	444.9
Noncontrolling interests	3.2	3.3
Total equity	470.3	448.2
Total liabilities, redeemable noncontrolling interests and equity	$1,121.7	$1,038.9
See accompanying notes to the condensed consolidated financial statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(In millions)	July 3, 2020	June 28, 2019
Cash flows from operating activities:
Net (loss) earnings	$(31.2)	$7.6
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Share-based compensation expense	10.2	8.7
Depreciation	17.3	18.7
Amortization of intangible assets	13.1	11.4
Deferred taxes	(15.6)	(5.7)
Loss from equity method investments	1.6	0.7
Amortization of deferred loan costs	2.3	1.8
Impairment of assets	5.4	4.8
Inventory write-down	15.8	3.1
Other, net	0.7	1.0
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	31.6	25.1
Inventories	(50.1)	(26.2)
Prepaid expenses and other assets	(7.7)	4.7
Accounts payable	21.7	(4.3)
Accrued liabilities and other current and long-term operating liabilities	11.0	(0.5)
Deferred revenues	(1.1)	(1.9)
Net cash provided by operating activities	25.0	49.0
Cash flows from investing activities:
Purchases of property, plant and equipment	(19.5)	(13.3)
Acquisitions of businesses, net of cash acquired	(1.2)	(69.5)
Investments in privately-held companies	(2.5)	(3.6)
Net cash used in investing activities	(23.2)	(86.4)
Cash flows from financing activities:
Borrowings under credit agreements	91.7	79.0
Repayments of borrowing under credit agreements	(218.0)	(65.7)
Proceeds from issuance of convertible debt	200.0	—
Proceeds from issuance of warrants	49.8	—
Purchases of hedges	(61.0)	—
Payment of debt issuance costs	(8.5)	(0.5)
Proceeds from exercise of stock options	1.5	0.2
Proceeds from shares issued under employee stock purchase plan	3.6	3.8
Taxes related to net share settlement of equity awards	(1.8)	(2.1)
Other financing activities	(0.6)	—
Net cash provided by financing activities	56.7	14.7
Effects of exchange rate changes on cash and cash equivalents and restricted cash	(1.0)	(0.7)
Net increase (decrease) in cash and cash equivalents and restricted cash	57.5	(23.4)
Cash and cash equivalents and restricted cash at beginning of period	31.3	53.4
Cash and cash equivalents and restricted cash at end of period	$88.8	$30.0
Supplemental cash flow information:
Cash paid for interest	$11.6	$13.7
Cash paid for income tax	6.8	3.8
Supplemental non-cash activities:
Purchases of property, plant and equipment financed through accounts payable	$1.1	$0.2
See accompanying notes to the condensed consolidated financial statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three Months Ended July 3, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Varex Equity	Noncontrolling Interests	Total Equity

(In millions)	Shares	Amount
April 3, 2020	38.7	$0.4	$379.5	$0.3	$70.9	$451.1	$3.2	$454.3
Net loss	—	—	—	—	(28.3)	(28.3)	—	(28.3)
Common stock issued under employee stock purchase plan	0.1	—	1.8	—	—	1.8	—	1.8
Share-based compensation	—	—	3.7	—	—	3.7	—	3.7
Unrealized loss on interest rate swap contracts, net of tax	—	—	—	0.3	—	0.3	—	0.3
Conversion feature of Convertible Notes, net of issuance costs	—	—	46.1	—	—	46.1	—	46.1
Purchase of hedges	—	—	(61.0)	—	—	(61.0)	—	(61.0)
Issuance of warrants	—	—	49.8	—	—	49.8	—	49.8
Currency translation adjustments	—	—	—	(3.7)	—	(3.7)	—	(3.7)
Shares issued to settle deferred consideration	0.3	—	7.4	—	—	7.4	—	7.4
Other	—	—	(0.1)	—	—	(0.1)	—	(0.1)
July 3, 2020	39.1	$0.4	$427.2	$(3.1)	$42.6	$467.1	$3.2	$470.3

	Three Months Ended June 28, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Varex Equity	Noncontrolling Interests	Total Equity

(In millions)	Shares	Amount
March 29, 2019	38.2	$0.4	$363.1	$2.1	$67.7	$433.3	$1.9	$435.2
Net loss	—	—	—	—	(1.4)	(1.4)	—	(1.4)
Common stock issued upon vesting of restricted shares	0.1	—	1.9	—	—	1.9	—	1.9
Share-based compensation	—	—	3.1	—	—	3.1	—	3.1
Unrealized loss on interest rate swap contracts, net of tax	—	—	—	(2.3)	—	(2.3)	—	(2.3)
Currency translation adjustments	—	—	—	(0.2)	—	(0.2)	—	(0.2)
Noncontrolling interest acquired / consolidated	—	—	—	—	—	—	1.4	1.4
June 28, 2019	38.3	$0.4	$368.1	$(0.4)	$66.3	$434.4	$3.3	$437.7

See accompanying notes to the condensed consolidated financial statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Nine Months Ended July 3, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Varex Equity	Noncontrolling Interests	Total Equity

(In millions)	Shares	Amount
September 27, 2019	38.4	$0.4	$371.8	$(1.7)	$74.4	$444.9	$3.3	$448.2
Cumulative effect of accounting change	—	—	—	—	(0.3)	(0.3)	—	(0.3)
Net loss	—	—	—	—	(31.5)	(31.5)	(0.1)	(31.6)
Exercise of stock options	0.1	—	1.5	—	—	1.5	—	1.5
Common stock issued upon vesting of restricted shares	0.2	—	—	—	—	—	—	—
Shares withheld on vesting of restricted stock	(0.1)	—	(1.8)	—	—	(1.8)	—	(1.8)
Common stock issued under employee stock purchase plan	0.2	—	3.6	—	—	3.6	—	3.6
Share-based compensation	—	—	10.2	—	—	10.2	—	10.2
Unrealized loss on interest rate swap contracts, net of tax	—	—	—	(2.0)	—	(2.0)	—	(2.0)
Conversion feature of Convertible Notes, net of issuance costs	—	—	46.1	—	—	46.1	—	46.1
Purchase of hedges	—	—	(61.0)	—	—	(61.0)	—	(61.0)
Issuance of warrants	—	—	49.8	—	—	49.8	—	49.8
Currency translation adjustments	—	—	—	0.6	—	0.6	—	0.6
Shares issued to settle deferred consideration	0.3	—	7.4	—	—	7.4	—	7.4
Other	—	—	(0.4)	—	—	(0.4)	—	(0.4)
July 3, 2020	39.1	$0.4	$427.2	$(3.1)	$42.6	$467.1	$3.2	$470.3

	Nine Months Ended June 28, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Varex Equity	Noncontrolling Interests	Total Equity

(In millions)	Shares	Amount
September 28, 2018	38.0	$0.4	$357.6	$5.8	$62.4	$426.2	$2.1	$428.3
Cumulative effect of accounting change	—	—	—	—	(3.5)	(3.5)	—	(3.5)
Net earnings	—	—	—	—	7.4	7.4	(0.2)	7.2
Exercise of stock options	—	—	0.1	—	—	0.1	—	0.1
Common stock issued upon vesting of restricted shares	0.2	—	—	—	—	—	—	—
Shares withheld on vesting of restricted stock	(0.1)	—	(2.1)	—	—	(2.1)	—	(2.1)
Common stock issued under employee stock purchase plan	0.2	—	3.8	—	—	3.8	—	3.8
Share-based compensation	—	—	8.7	—	—	8.7	—	8.7
Unrealized loss on interest rate swap contracts, net of tax	—	—	—	(6.0)	—	(6.0)	—	(6.0)
Currency translation adjustments	—	—	—	(0.2)	—	(0.2)	—	(0.2)
Noncontrolling interest acquired / consolidated	—	—	—	—	—	—	1.4	1.4
June 28, 2019	38.3	$0.4	$368.1	$(0.4)	$66.3	$434.4	$3.3	$437.7
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
Fiscal Year

        The fiscal years of the Company as reported are the 52 or 53-week period ending on the Friday nearest September 30. Fiscal year 2020 is the 53-week period ending October 2, 2020. Fiscal year 2019 was the 52-week period that ended on September 27, 2019.  The fiscal quarters ended July 3, 2020 and June 28, 2019 were 13-week periods.
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

Impact of COVID-19

The coronavirus (“COVID-19”) pandemic and the mitigation efforts by governments to attempt to control its spread created uncertainties and disruptions in the economic and financial markets. The extent to which COVID-19 will continue to impact the Company’s business and financial results will depend on numerous evolving factors including, but not limited to: the magnitude and duration of COVID-19, the extent to which it will impact worldwide macroeconomic conditions including interest rates, employment rates, the speed of the anticipated recovery, and governmental and business reactions to the pandemic. During the quarter ended July 3, 2020, as a result of the economic downturn resulting from COVID-19, the Company experienced reduced demand in the Company’s industrial segment and for certain higher end medical products that negatively impacted revenues and gross margin. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the currently estimated future impacts COVID-19 as of July 3, 2020 and through the date of filing this report. The accounting matters assessed included, but were not limited to, the Company’s carrying value of goodwill, intangibles, long-lived assets, equity method investments, inventory and related reserves, and allowance for doubtful accounts. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material negative impacts to the Company’s consolidated financial statements in future reporting periods. These future developments are highly uncertain and the outcomes can not be estimated with certainty. Actual results may differ from those estimates, and such differences may be material to the financial statements.

The Company’s Credit Agreement, as defined in Note 11, Borrowings, contains financial covenants, including certain leverage ratio covenants. The Company was in compliance with all financial covenants as of July 3, 2020. However, the adverse effects of the COVID-19 pandemic on the Company’s financial condition and results of operations are expected to be more persistent and have been more severe than previously estimated in the prior quarter forecasted financial results. Specifically, in conjunction with analyzing the results for the Company’s third quarter, the Company now believes that reduced demand in the Company’s industrial segment and for certain higher end medical products will continue to negatively impact revenues, gross margin and the other items used to calculate the Company’s financial covenants contained in its Credit Agreement. Based on the Company’s current forecasts, it is probable that the Company will be in violation of certain leverage ratio covenants contained in its Credit Agreement within the twelve-month period following the issuance of these financial statements, including as early as the end of the Company's fiscal year end 2020. Failure to comply with the covenants, if not amended or waived, would result in an event of default under the Credit Agreement and the acceleration of the outstanding balance of the loans thereunder. If an event of default under the Credit Agreement occurs, then pursuant to cross default and/or cross acceleration clauses, substantially all of the Company’s other outstanding debt and derivative contract payables would become due, and all debt and derivative contracts could be terminated, which would have a material adverse impact to the Company’s operations and liquidity as the Company currently does not have the financial resources to satisfy such obligations if they were to become due and payable. These events and conditions raise substantial doubt about the Company’s ability to continue as a going concern within the twelve-month period following the issuance of these financial statements.

The Company is actively pursuing various options to prevent an event of default from occurring under the Credit Agreement. The Company is implementing actions to improve its financial results and other items used to calculate the financial covenants, such as accelerating the closure of its Santa Clara facility, the previously announced reduction in force, austerity programs related to outside services, and other appropriate actions. The Company is also taking actions to improve cash flow such as working capital reductions and reduced spending for property, plant and equipment, as well as pursuing potential additional fundraising to modify, supplement, or replace its Credit Agreement. While the Company has and continues to take actions to mitigate the risk of an event of default under the Credit Agreement, there is no assurance that it will be successful in doing so. The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis and do not reflect any adjustments that might result if the Company is unable to continue as a going concern.

Restricted Cash
        Restricted cash primarily consists of cash collateral related to certain leases and inventory arrangements. Restricted cash is included in other assets on the condensed consolidated balance sheet. Cash and cash equivalents and restricted cash as reported within the condensed consolidated statements of cash flows consisted of the following:

	Nine Months Ended July 3, 2020		Nine Months Ended June 28, 2019
	Beginning of Period	End of Period	Beginning of Period	End of Period
Cash and cash equivalents	$29.9	$87.4	$51.9	$28.5
Restricted cash	1.4	1.4	1.5	1.5
Cash and cash equivalents and restricted cash as reported per statement of cash flows	$31.3	$88.8	$53.4	$30.0
Concentration of Risk
        Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash, cash equivalents and trade accounts receivable. Cash held with financial institutions may exceed the Federal Deposit Insurance Corporation insurance limits or similar limits in foreign jurisdictions. The Company has not experienced any losses on its deposits of cash and cash equivalents. The Company performs ongoing credit evaluations of its customers and, except for government tenders, group purchases and orders with a letter of credit, its industrial customers often provide a down payment. The Company maintains an allowance for doubtful accounts based on the expected collectability of accounts receivable. The Company obtains some of the components in its products from a limited group of suppliers or from a single-source supplier. The Company has neither experienced nor expects any significant disruptions to its operations due to supplier concentration.
        Credit is extended to customers based on an evaluation of the customer’s financial condition, and collateral is not required. During the periods presented, one of the Company's Medical segment customers accounted for a significant portion of revenues, as follows:

	Three Months Ended		Nine Months Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Canon Medical Systems Corporation	23.7%	17.1%	21.7%	17.5%
Canon Medical Systems Corporation accounted for 15.7% and 10.1% of the Company’s accounts receivable as of July 3, 2020 and September 27, 2019, respectively.

Investments

        The Company accounts for its equity investments in privately-held companies under the equity method of accounting if the Company has the ability to exercise significant influence in these investments. Distributions received from an equity method investment are classified using the cumulative earnings approach. Under the cumulative earnings approach, distributions up to the amount of cumulative equity in earnings recognized will be treated as returns on investment as operating cash flows and those in excess of that amount will be treated as returns of investment as investing cash flows. The Company reviews its equity investments in privately-held companies for impairment whenever events or changes in business circumstances are other than temporary and indicate that the carrying amount of the investments may not be fully recoverable. During the three and nine months ended July 3, 2020, the Company wrote off a $2.7 million cost investment in a privately-held company, the related expense is included as part of other expenses, net in the Company's condensed consolidated financial statements.

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
        The following table reflects the changes in the Company’s accrued product warranty:

	Nine Months Ended
(In millions)	July 3, 2020	June 28, 2019
Accrued product warranty, at beginning of period	$8.1	$7.3
Charged to cost of revenues	9.7	9.8
Product warranty expenditures	(9.7)	(9.2)
Accrued product warranty, at end of period	$8.1	$7.9
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
Recently Adopted Accounting Pronouncements
        In February 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases ("Topic 842"), referred to as ASC 842. The purpose of ASC 842 is to increase the transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet, including those previously classified as operating leases under U.S. GAAP, and disclosing key information about leasing arrangements. ASC 842, as amended, is effective for public entities for annual periods beginning after December 15, 2018, including interim periods within those annual periods and is effective for the Company in fiscal year 2020. The Company adopted the standard using the transition method provided by ASC Update No. 2018-11, Leases ("Topic 842"): Targeted Improvements. Under this method, the Company applied the new leasing rules on September 28, 2019, rather than at the earliest comparative period presented in the financial statements. Prior periods were presented in accordance with the existing lease guidance under ASC 840.
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
        In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other, Simplifying the Test for Goodwill Impairment, which simplified the testing required for the impairment of goodwill by removing Step 2 from the goodwill impairment test. Step 2 of the goodwill impairment test measures a goodwill impairment loss by comparing the implied fair value of a reporting units goodwill with the carrying amount of that goodwill. ASU 2017-04 allows an entity to measure the impairment based off Step 1 of the impairment test, which calculates the impairment as the difference between the carrying amount of the reporting unit and its fair value. Adoption of this ASU was required for the Company in the first quarter of fiscal year 2021. The Company elected to early adopt this standard effective April 4, 2020. This adoption was made on a prospective basis, as required by the standard.
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
        The following table disaggregates the Company’s revenue by geographic region:

	Three Months Ended		Nine Months Ended
(In millions)	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Americas	$58.7	$73.8	$191.5	$216.4
EMEA	46.8	67.3	176.0	198.0
APAC	65.7	55.6	200.8	163.8
	$171.2	$196.7	$568.3	$578.2
        Revenue in the United States of America was $56.9 million and $71.4 million for the three months ended July 3, 2020 and June 28, 2019, respectively. Revenue in the United States of America was $185.6 million and $210.8 million for the nine months ended July 3, 2020 and June 28, 2019, respectively.
        Refer to Note 16, Segment Information, for the disaggregation of the Company’s revenue based on reportable operating segments.

Contract Balances
        Contract assets are included within the prepaid expenses and other current assets, and other assets balances. Contract liabilities, which also include refund obligations are included within the accrued liabilities and other current liabilities, deferred revenues, and other long-term liabilities balances. The following table summarizes the changes in the contract assets and refund liabilities for the nine months ended July 3, 2020:

(In millions)	Contract Assets
Balance at September 27, 2019	$23.7
Costs recovered from product returns during the period	(4.3)
Contract asset from shipments of products, subject to return during the period	5.2
Balance at July 3, 2020	$24.6

(In millions)	Refund Liabilities
Balance at September 27, 2019	$26.4
Release of refund liability included in beginning of year refund liability	(4.8)
Additions to refund liabilities	5.7
Balance at July 3, 2020	$27.3
During the three and nine months ended July 3, 2020, the Company recognized revenue of $0.5 million and $7.8 million respectively, related to contract liabilities which existed at September 27, 2019. During the three and nine months ended June 28, 2019, the Company recognized revenue of $0.7 million and $8.9 million respectively, related to contract liabilities which existed at September 28, 2018.
Remaining Performance Obligations
        Remaining performance obligations represent the transaction price of firm orders for which revenue has not yet been recognized. As of July 3, 2020, total remaining performance obligations amounted to $235.7 million. The Company expects to recognize the remaining performance obligations over the next 12 months.
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
3. LEASES
        On September 28, 2019, the Company adopted a new accounting standard that amends the guidance for the accounting and reporting of leases. The determination of whether an arrangement is, or contains, a lease is performed at the inception of the arrangement. The Company has operating and finance leases for office space, warehouse and manufacturing space, vehicles and certain equipment. The Company's lease agreements do not contain any material residual value guarantees, variable lease costs, bargain purchase options or restrictive covenants. The Company does not have any lease transactions with related parties. Leases with an initial term of 12 months or less are generally not recorded on the balance sheet and expense for these leases is recognized on a straight-line basis over the lease term. The Company's leases have remaining lease terms of one year to approximately seven years, some of which may include options to extend the leases for up to six years and some include options to terminate early. These options have been included in the determination of the lease liability when it is reasonably certain that the option will be exercised.
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

        The following table presents supplemental balance sheet information related to the Company's operating and finance leases:

		July 3, 2020
(In millions)	Balance Sheet Location	Operating Leases	Finance Leases
Assets
Operating lease right-of-use assets	Operating lease assets	$29.6	$—
Finance lease right-of-use assets	Property, plant and equipment, net	$—	$0.6
Liabilities
Operating lease liabilities (current)	Current operating lease liabilities	$5.6	$—
Finance lease liabilities (current)	Accrued liabilities and other current liabilities	$—	$0.2
Operating lease liabilities (non-current)	Operating lease liabilities	$24.1	$—
Finance lease liabilities (non-current)	Other long-term liabilities	$—	$0.4
        The following table presents the weighted average remaining lease term and discount rate information related to the Company's operating and finance leases:

	July 3, 2020
	Operating Leases	Finance Leases
Weighted average remaining lease term (in years)	6.7	3.4
Weighted average discount rate	4.7%	4.1%
        The following table provides information related to the Company’s operating and finance leases:

(In millions)	Three Months Ended July 3, 2020	Nine Months Ended July 3, 2020
Total operating lease costs (a)	$2.0	$6.0

Total finance lease costs	$0.1	$0.2

Operating cash flows from operating leases	$1.8	$5.9
Financing cash flows from finance leases	0.1	0.1
Total cash paid for amounts included in the measurement of lease liabilities	$1.9	$6.0

Noncash operating right-of-use assets obtained in exchange for new lease liabilities (b)	$0.3	$10.6
Noncash finance right-of-use assets obtained in exchange for new lease liabilities (b)	—	0.2
Total right-of-use assets obtained in exchange for new lease liabilities (b)	$0.3	$10.8
(a) Includes variable and short-term lease expense, which were immaterial for the three and nine months ended July 3, 2020.
(b) Excludes the impact of adopting the new leases standard in the first quarter of 2020.

For the three and nine months ended June 28, 2019 the Company's lease expense was $1.2 million and $3.8 million, respectively.

        As of July 3, 2020, maturities of operating lease and finance lease liabilities for each of the following five years and a total thereafter were as follows:

(In millions)
Fiscal years:	Operating Leases	Finance Leases
2020 remaining	$1.7	$0.1
2021	6.9	0.2
2022	6.5	0.1
2023	4.2	0.1
2024	3.6	0.1
Thereafter	12.4	—
Total future lease payments	$35.3	$0.6
Less: imputed interest	(5.6)	—
Present value of lease liabilities	$29.7	$0.6

        At September 27, 2019, the Company was committed to minimum rentals under non-cancelable operating leases (including rent escalation clauses) for fiscal years 2020 through 2024 and thereafter, as follows: $7.5 million, $5.4 million, $4.7 million, $1.8 million, $0.9 million, and $0.2 million, respectively.

During the second and third quarters of 2020, the Company identified offsetting errors related to the adoption of ASC 842, which was adopted as of September 28, 2019, and recorded first quarter adjustments of $0.3 million to the lease right-of-use asset balance and $0.8 million to the lease liability balance, which reduced these balances and also recorded an adjustment of $0.3 million to increase retained earnings. There was no material impact to the income statement for this correction. We evaluated the materiality of this error on our current quarter and prior quarter consolidated financial statements and have concluded that this error was not material when considering both qualitative and quantitative factors.
4. BUSINESS COMBINATIONS
        During April 2019, Varex completed the acquisition of approximately 98.2% of the outstanding shares of common stock of Direct Conversion AB (publ) (“Direct Conversion”) for $69.5 million in cash, net of cash acquired, the assumption of Direct Conversion's debt of $4.5 million and deferred consideration equal to $9.9 million or 0.3 million shares of the Company’s common stock. To settle the deferred consideration, in April 2020, the Company issued the 0.3 million shares of its common stock to certain shareholders of Direct Conversion. In issuing the shares, the Company relied on the exemptions from registration under Section 4(a)(2) of the Securities Act of 1933 (the “Securities Act”), Rule 506 of Regulation D, and/or Regulation S promulgated under the Securities Act.
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
During the third quarter of 2020 the in-process research and development assets from the Direct Conversion acquisition were determined to be impaired. Refer to Note 10, Goodwill and Intangible Assets, for more information.
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
        The investment in dpiX Holding is accounted for under the equity method of accounting. When the Company recognizes its share of net profits or losses of dpiX Holding, profits or losses in inventory purchased from dpiX are eliminated. During the three months ended July 3, 2020 and June 28, 2019, the Company recorded (loss)/income on the equity investment in dpiX Holding of $(0.5) million and $0.4 million, respectively. During the nine months ended July 3, 2020 and June 28, 2019, the Company recorded loss on the equity investment in dpiX Holding of $(0.4) million and $(0.3) million, respectively. Income and loss on the equity investment in dpiX Holding is included in other expense, net in the condensed consolidated statements of operations. The carrying value of the equity investment in dpiX Holding was $46.8 million and $48.1 million at July 3, 2020 and September 27, 2019, respectively.
        During the three months ended July 3, 2020 and June 28, 2019, the Company purchased glass transistor arrays from dpiX totaling $4.9 million and $5.5 million, respectively. During the nine months ended July 3, 2020 and June 28, 2019, the Company purchased glass transistor arrays from dpiX totaling $15.8 million and $16.7 million, respectively. These purchases of glass transistor arrays are included as a component of inventories on the condensed consolidated balance sheets or cost of revenues in the condensed consolidated statements of operations.
        As of July 3, 2020, and September 27, 2019, the Company had accounts payable to dpiX totaling $3.7 million and $3.6 million, respectively.
        In October 2013, the Company entered into an amended agreement with dpiX and other parties that, among other things, provides the Company with the right to 50% of dpiX’s total manufacturing capacity produced after January 1, 2014. In addition the amended agreement requires the Company to pay for 50% of the fixed costs (as defined in the amended agreement), as determined at the beginning of each calendar year. In January 2020, the fixed cost commitment was determined and approved by the dpiX board of directors to be $12.7 million for calendar year 2020. As of July 3, 2020, the Company had $6.4 million fixed cost commitments related to this agreement remaining for calendar year 2020. The amended agreement will continue unless the ownership structure of dpiX changes as provided in the amended agreement.
        The Company has determined that dpiX is a variable interest entity because at-risk equity holders, as a group, lack the characteristics of a controlling financial interest. Majority votes are required to direct the manufacturing activities, legal operations and other activities that most significantly affect dpiX’s economic performance. The Company does not have majority voting rights and no power to direct the activities of dpiX and therefore is not the primary beneficiary of dpiX. The Company’s exposure to loss as a result of its involvement with dpiX is limited to the carrying value of the Company’s investment of $46.8 million and fixed cost commitments.
        In November 2018, the Company and CETTEEN GmbH (“CETTEEN”), formed a German limited liability company that governs the affairs and conduct of the business of VEC Imaging Verwaltungsgesellschaft GmbH (“VEC”), a joint venture formed to develop technology for use in X-ray imaging components. In accordance with the VEC agreement, net profits or losses are allocated to the members in accordance with their ownership interest. The Company's investment in VEC is accounted for under the equity method. As of July 3, 2020, the Company has made contributions totaling $4.0 million, and has committed to contribute an additional $1.1 million as milestones are achieved, and to provide certain full-time employees to support prototyping and manufacturing activities in exchange for a 50% interest in VEC. CETTEEN made contributions of certain assets including intellectual property in exchange for a 50% interest in VEC. The Company's investment in VEC was $2.6 million and $2.0 million at July 3, 2020 and September 27, 2019, respectively.
6. RESTRUCTURING
        In July 2018, the Company committed to a plan to relocate the production of amorphous silicon glass for digital detectors, from its Santa Clara facility, to the jointly owned dpiX fabrication facility in Colorado. In July 2019, the Company committed to close its Santa Clara facility and to relocate the remaining production to its other existing facilities. The Company expects operations at the Santa Clara facility to cease by the end of September 2020 and all activities related to the closure of the facility to be complete by the end of December 2020. In connection with the relocation of the glass production and site closure the Company recorded $1.5 million and $0.0 million of restructuring charges for the three months ended July 3, 2020 and June 28, 2019, respectively and $4.0 million and $6.0 million of restructuring charges for the nine months ended July 3, 2020 and June 28, 2019, respectively. The Company expects to incur an additional $4.0 million to $8.0 million of restructuring charges through December 2020.

        Cash outflows associated with these restructuring charges are limited to employee termination expenses, facility closure and equipment sales and disposals. Below is a detail of restructuring charges incurred during the three and nine months ended July 3, 2020 and June 28, 2019, respectively, which predominantly relate to the Company's Medical segment:

		Three Months Ended		Nine Months Ended
(In millions)	Location of Restructuring Charges in Consolidated Statements of Operations	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Accelerated depreciation	Cost of revenues	$0.9	$—	$2.1	$4.2
Severance costs	Selling, general and administrative	0.6	—	1.9	1.8
Total restructuring charges		$1.5	$0.0	$4.0	$6.0

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
        As of July 3, 2020, the Company had the following outstanding derivatives designated as hedging instruments:

(In millions, except for number of instruments)	Number of Instruments	Notional Value
Interest Rate Swap Contracts	6	$241.9
        The following table summarizes the amount of pre-tax earnings recognized from derivative instruments for the periods indicated and the line items in the accompanying statements of operations where the results are recorded for cash flow hedges:

	Amount of Gain (Loss) Recognized in OCI on Derivative Three months ended		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income Three months ended
(In millions)	July 3, 2020	June 28, 2019		July 3, 2020	June 28, 2019
Interest Rate Swap Contracts	$(0.3)	$(2.4)	Interest expense	$(0.7)	$0.5

	Amount of Gain (Loss) Recognized in OCI on Derivative Nine Months Ended		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income Nine Months Ended
(In millions)	July 3, 2020	June 28, 2019		July 3, 2020	June 28, 2019
Interest Rate Swap Contracts	$(3.3)	$(6.1)	Interest expense	$(0.6)	$1.6

        The Company expects that approximately $3.2 million of the accumulated other comprehensive loss related to cash flow hedges will be realized in pre-tax earnings over the next 12 months, but the amount will vary depending on interest rates.
        These derivative instruments are subject to master netting agreements giving effect to rights of offset with each counterparty. The following table summarizes the fair values of derivative instruments as of the periods indicated and the line items in the accompanying consolidated balance sheets where the instruments are recorded:

(In millions)		Derivative Assets and Liabilities
Derivatives designated as cash flow hedges	Balance sheet location	July 3, 2020	September 27, 2019
Interest rate swap contracts	Accrued liabilities and other current liabilities	$(3.2)	$—
Interest rate swap contracts	Other long-term liabilities	—	(0.5)
		$(3.2)	$(0.5)
Derivatives Designated as Hedging Instruments - Net Investment Hedges
        The Company uses cross currency swap contracts as net investment hedges to manage its risk of variability in foreign currency-denominated net investments in wholly owned international operations. All changes in fair value of the derivatives designated as net investment hedges are reported in accumulated other comprehensive (loss) income along with the foreign currency translation adjustments on those investments. As of July 3, 2020, the Company had the following outstanding derivatives designated as net investment hedging instruments:

(In millions, except for number of instruments)	Number of Instruments	Notional Value
Cross Currency Swap Contracts	4	$77.7
        The following table summarizes the amount of pre-tax earnings recognized from derivative instruments for the periods indicated and the line items in the accompanying statements of operations where the results are recorded for net investment hedges:

	Amount of Gain (Loss) Recognized in OCI on Derivative Three months ended		Location of Gain or (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
(In millions)	July 3, 2020	June 28, 2019		July 3, 2020	June 28, 2019
Cross Currency Swap Contracts	$(2.2)	$—	Interest expense	$0.4	$—

	Amount of Gain (Loss) Recognized in OCI on Derivative Nine Months Ended		Location of Gain or (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
(In millions)	July 3, 2020	June 28, 2019		July 3, 2020	June 28, 2019
Cross Currency Swap Contracts	$2.1	$—	Interest expense	$1.1	$—
        These derivative instruments are subject to master netting agreements giving effect to rights of offset with each counterparty. None of the balances were eligible for netting. The following table summarizes the gross fair values of derivative instruments as of the periods indicated and the line items in the accompanying consolidated balance sheets where the instruments are recorded:

(In millions)		Derivative Assets and Liabilities
Derivatives designated as net investment hedges	Balance sheet location	July 3, 2020	September 27, 2019
Cross Currency Swap Contracts	Other current assets	$1.5	$—
Cross Currency Swap Contracts	Other non-current assets	0.6	—
		$2.1	$—

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
The following table shows the notional amounts of outstanding foreign currency contracts as of July 3, 2020:

	Notional Value of Derivatives not Designated as Hedging Instruments:
(In millions)	Buy contracts	Sell contract
Japanese yen	$1.5	$—
Swiss franc	—	(1.0)
Chinese renminbi	2.8	—
Euro	—	(6.8)
	$4.3	$(7.8)

8. FAIR VALUE
Assets/Liabilities Measured at Fair Value on a Recurring Basis
        In the tables below, the Company has segregated all assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

	Fair Value Measurements at July 3, 2020
(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents - Money market funds	$—	$10.0	$—	$10.0
Derivative assets	—	1.9	—	1.9
Total assets measured at fair value	$—	$11.9	$—	$11.9

Liabilities:
Derivative liabilities	—	3.2	—	3.2
Total liabilities measured at fair value	$—	$3.2	$—	$3.2
        As of July 3, 2020, the outstanding borrowings under the Company's Credit Agreement were $260.5 million, net of deferred loan costs, which approximated its fair value. The fair values of certain of the Company’s financial instruments, including bank deposits included in cash and cash equivalents, accounts receivable and accounts payable, also approximate their fair values due to their short maturities. As of July 3, 2020, the fair value of the Company's Convertible Notes, as defined in Note 11, Borrowings, was $193.3 million. The Company has elected to use the income approach to value its derivative instruments using standard valuation techniques and Level 2 inputs, such as currency spot rates, forward points and credit default swap spreads. There were no financial assets or liabilities measured on a recurring basis using significant unobservable inputs (Level 3) and there were no transfers in or out of Level 1, 2 or 3 during the nine months ended July 3, 2020.

        At September 27, 2019, the Company determined the following levels of inputs at fair value for the following assets or liabilities:

	Fair Value Measurements at September 27, 2019
(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents - Money market funds	$—	$8.8	$—	$8.8
Total assets measured at fair value	$—	$8.8	$—	$8.8

Liabilities:
Derivative liabilities	$—	$0.7	$—	$0.7
Deferred Consideration	8.9	—	—	8.9
Total liabilities measured at fair value	$8.9	$0.7	$—	$9.6

9. INVENTORIES
        The following table summarizes the Company’s inventories:

(In millions)	July 3, 2020	September 27, 2019
Raw materials and parts	$179.9	$160.1
Work-in-process	33.1	27.9
Finished goods	70.2	60.2
Total inventories	$283.2	$248.2

As a result of the economic downturn resulting from COVID-19, during the three months ended July 3, 2020, the Company discontinued certain products and wrote-down approximately $15.8 million of inventory associated with discontinued products and restructuring activity. These charges are included in cost of revenues in the condensed consolidated statements of operations.
10. GOODWILL AND INTANGIBLE ASSETS
In the third quarter of 2020, changes in facts and circumstances and general market declines from COVID-19 resulted in reduced expectations of future operating results. The Company considered these circumstances and the potential long-term impact on cash flows associated with its reporting units and indefinite-lived intangible assets and determined that an indicator of possible impairment existed within its Medical and Industrial reporting units and indefinite-lived intangible assets. Accordingly, the Company performed a quantitative impairment analysis to determine the fair values of those reporting units and indefinite-lived intangible assets. The Company used both an income approach utilizing the discounted cash flow method ("DCF") and a market approach utilizing the public company market multiple method. The Company developed multiple forecasted future cash flow scenarios for the reporting units and indefinite-lived intangible assets with varied recovery timing and sales impact assumptions. Based on the output of the analysis, the Company determined that the fair values of both the Medical and Industrial reporting units exceeded their carrying amounts. The Company's Industrial reporting unit's fair value exceeded its carrying value by more than 20% and the Company's Medical reporting unit's fair value exceeded its carrying value by more than 30%. Accordingly, no impairment charges were required as of July 3, 2020. However, an impairment charge was required for the Company's in-process R&D as discussed below.
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include estimated future annual net cash flows, income tax rates, discount rates, growth rates, market multiples, terminal value and other market factors. This fair value measurement was based on significant inputs not observable in the market and thus represents a Level 3 fair value measurement. If current expectations of future growth rates and margins, both in size and timing, are not met, if market factors outside of our control, such as discount rates, change, if market multiples decline, or if management’s expectations or plans otherwise change, including as a result of the development of our global five-year operating plan, then one or more of our reporting units might become impaired in the future. The Company will continue to monitor the financial performance of and assumptions for its reporting units. A future impairment charge for goodwill could have a material effect on the Company's consolidated financial position and results of operations.
The following table reflect goodwill by reportable operating segment:

(In millions)	Medical	Industrial	Total
Balance at September 27, 2019	$173.0	$117.8	$290.8
Balance at July 3, 2020	$173.0	$117.8	$290.8

The following table reflects the gross carrying amount and accumulated amortization of the Company’s intangible assets included in other assets in the condensed consolidated balance sheets:

	July 3, 2020			September 27, 2019
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired existing technology	$74.1	$(35.2)	$38.9	$74.1	$(28.4)	$45.7
Patents, licenses and other	$12.8	$(9.4)	$3.4	$12.7	$(8.4)	$4.3
Customer contracts and supplier relationship	$50.7	$(22.4)	$28.3	$50.7	$(17.2)	$33.5
Total intangible assets with finite lives	$137.6	$(67.0)	$70.6	$137.5	$(54.0)	$83.5
In-process R&D with indefinite lives	$—	$—	$—	$2.8	$—	$2.8
Total intangible assets	$137.6	$(67.0)	$70.6	$140.3	$(54.0)	$86.3

        Amortization expense for intangible assets was $4.2 million and $4.1 million for the three months ended July 3, 2020 and June 28, 2019, respectively and $13.1 million and $11.4 million for the nine months ended July 3, 2020 and June 28, 2019, respectively.
For the three months ended July 3, 2020 and June 28, 2019, the Company recognized intangible asset impairment charges of $2.8 million and $4.0 million, respectively, which are included in impairment of intangible assets in the condensed consolidated statements of operations. For the nine months ended July 3, 2020 and June 28, 2019, the Company recognized intangible asset impairment charges of $2.8 million and $4.8 million, respectively, which are included in impairment of intangible assets in the condensed consolidated statements of operations. These impairment charges related primarily to the Company's Medical reporting segment. The fair value of the asset impaired during the third quarter of 2020 was determined using an estimated weighted average cost of capital of 25.0% (consistent with the rate used at the acquisition date), which reflects the risks inherent in future cash flow projections and represents a rate of return that a market participant would expect for this asset. The Company believes its assumptions are consistent with the plans and estimates that a market participant would use to manage the business. The estimated fair value of the in-process R&D intangible asset as of July 3, 2020 was zero. This fair value measurement was based on significant inputs not observable in the market and thus represents a Level 3 fair value measurement.
In addition, as a result of the impact of COVID-19 as discussed above, the Company determined certain impairment triggers had occurred related to the Company’s finite-lived tangible and intangible assets. Accordingly, the Company analyzed undiscounted cash flows at the asset group level for certain finite-lived tangible and intangible assets as of July 3, 2020. Based on that undiscounted cash flow analysis, the Company determined that estimated undiscounted future cash flows exceeded their net carrying values, and, therefore, as of July 3, 2020, the Company's finite-lived tangible and intangible assets were not impaired.

11. BORROWINGS
The following table summarizes the Company's short-term and long-term debt:

	July 3, 2020		September 27, 2019		$ Change
(In millions, except for percentages)	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Current maturities of long-term debt
Term facility	$26.8	5.6%	$29.4	5.6%	$(2.6)
Other debt	0.8		1.3		(0.5)
Total current maturities of long-term debt	$27.6		$30.7		$(3.1)

Non-current maturities of long-term debt:
Revolving credit facility	$—	—%	$59.0	5.6%	$(59.0)
Term facility	238.7	5.6%	308.6	5.6%	(69.9)
Convertible Notes	200.0		—		200.0
Other debt	8.2		2.5		5.7
Debt issuance costs - Credit Agreement	(5.0)		(5.7)		0.7
Unamortized discount - Convertible Notes	(52.4)		—		(52.4)
Non-current maturities of long-term debt	389.5		364.4		25.1
Total long-term debt, net	$417.1		$395.1		$22.0
Existing Credit Agreement

        On May 1, 2017 Varex entered into a new secured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of up to $200 million with a term of five years, and a secured term facility (the “Term Facility” and together with the Revolving Credit Facility, the “Credit Agreement”) in an aggregate principal amount of $400 million, which was subsequently amended. In connection with the issuance of the Convertible Notes (defined below), on June 6, 2020, the Company amended the Credit Agreement (“Amendment No. 6”) to revise certain covenants, including covenants that restricted the incurrence of debt and restricted the Company’s ability to enter into the Call Spread Transactions (defined below) and issue the Convertible Notes. In connection with Amendment No. 6, Varex permanently reduced the total amount available under the Revolving Credit Facility to $100 million. At July 3, 2020, the Company had $100 million of the Revolving Credit Facility available for borrowings, subject to covenants contained in the Credit Agreement.

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

        The Credit Agreement contains various customary restrictive covenants that limits, among other things, the incurrence of indebtedness by Varex and its subsidiaries, the grant or incurrence of liens by Varex and its subsidiaries, the entry into sale and leaseback transactions by Varex and its subsidiaries, and the entry into certain fundamental change transactions by Varex and its subsidiaries. It also contains customary events of default and certain financial covenants. The Company agreed to maintain financial covenants, which include maximum consolidated total leverage ratio, maximum consolidated senior secured leverage ratio, maximum capital expenditures and a minimum consolidated fixed charge coverage ratio. The Company was in compliance with all financial covenants under the Credit Agreement as of July 3, 2020. However, the adverse effects of the COVID-19 pandemic on the Company’s financial condition and results of operations are expected to be more persistent and have been more severe than previously assumed in prior quarter forecasted cash flow estimates. Based on the Company’s current forecasts, it is probable that the Company will be in violation of certain leverage ratio covenants contained in its Credit Agreement within the twelve-month period following the issuance of these financial statements, including as early as the Company's fiscal year end 2020.

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

Convertible Notes

On June 9, 2020, Varex issued $200.0 million in aggregate principal amount of 4.00% unsecured convertible senior notes due 2025 (“Convertible Notes”). The net proceeds from the issuance of the Convertible Notes, after deducting transaction fees and offering expense payable by us, were approximately $193.1 million. The Convertible Notes bear interest at the annual rate of 4.00%, payable semiannually on June 15 and December 15 of each year, beginning on December 15, 2020, and will mature on June 15, 2025, unless earlier converted or repurchased by us.

The Convertible Notes will be convertible into cash, shares of our common stock or a combination thereof, at our election, at an initial conversion rate of 48.05 shares of common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $20.81 per share, subject to adjustment pursuant to the terms of the Indenture governing the Convertible Notes (the "Indenture"). The Convertible Notes may be converted at any time after, and including, December 15, 2024 until the close of business on the second scheduled trading day immediately before the maturity date.

The conversion rate of the Convertible Notes may be adjusted in certain circumstances, including in connection with a conversion of the Convertible Notes made following certain fundamental changes and under other circumstances set forth in the Indenture. It is our current intent and policy to settle any conversions of notes through a combination of cash and shares.

Prior to the close of business on the business day immediately preceding December 15, 2024, the Convertible Notes at the option of the holder can be convertible only under the following circumstances:

1.during any calendar quarter commencing after the calendar quarter ending on September 30, 2020, if the last reported sale price per share of our common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter;
2.during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day;
3.upon the occurrence of certain corporate events or distributions on our common stock, as described in the Indenture; or
4.if we call any notes for redemption (under the conditions specified below).

The Convertible Notes will be redeemable, in whole or in part, at the Company’s option at any time, and from time to time, on or after June 1, 2023 and on or before the 60th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, but only if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (ii) the trading day immediately before the date the Company sends such notice. In addition, calling any Convertible Note for redemption will constitute a make-whole fundamental change with respect to that Convertible Note, in which case the conversion rate applicable to the conversion of that Convertible Note will be increased in certain circumstances if it is converted after it is called for redemption. No sinking fund is provided for the Convertible Notes.

Total interest expense related to the Convertible Notes for the three months ended July 3, 2020 was $1.0 million and was comprised of $0.5 million related to the contractual interest coupon and $0.5 million related to the amortization of the discount on the liability component.

Call Spread

On June 4, 2020 and June 5, 2020, in connection with the offering of the Convertible Notes, Varex entered into privately negotiated convertible note hedge transactions (collectively, the “Hedge Transactions”). The Hedge Transactions cover, subject to customary anti-dilution adjustments, the number of shares of our common stock that initially underlie the Convertible Notes. The

Hedge Transactions are expected generally to reduce the potential dilution and/or offset any cash payments Varex is required to make in excess of the principal amount due upon conversion of the Convertible Notes in the event that the market price of our common stock is greater than the strike price of the Hedge Transactions, which was initially $20.81 per share (subject to adjustment under the terms of the Hedge Transactions). The strike price of $20.81 corresponds to the initial conversion price of the Convertible Notes. The number of shares underlying the Hedge Transactions is 9.6 million.

On June 4, 2020 and June 5, 2020, Varex also entered into privately negotiated warrant transactions (collectively, the “Warrant Transactions” and, together with the Hedge Transactions, the “Call Spread Transactions”), whereby we sold warrants at a higher strike price relating to the same number of shares of our common stock that initially underlie the Convertible Notes, subject to customary anti-dilution adjustments. The initial strike price of the warrants is $24.975 per share (subject to adjustment under the terms of the Warrant Transactions), which is 50% above the last reported sale price of our common stock on June 4, 2020. The Warrant Transactions could have a dilutive effect to our stockholders to the extent that the market price per share of our common stock, as measured under the terms of the Warrant Transactions, exceeds the applicable strike price of the warrants. The number of shares underlying the Warrant Transactions is 9.6 million. The number of warrants outstanding as of July 3, 2020, was 9.6 million.

We used $11.2 million of the net proceeds from the issuance of the Convertible Notes and $49.8 million from the Warrant Transactions to pay the cost of the Hedge Transactions, which totaled $61.0 million.

The Hedge Transactions and the Warrant Transactions are separate transactions, in each case, and are not part of the terms of the Convertible Notes and will not affect any holder’s rights under the Convertible Notes. Holders of the Convertible Notes will not have any rights with respect to the Call Spread Transactions.

Accounting Treatment of the Convertible Notes and Related Hedge Transactions and Warrant Transactions

As the Call Spread Transactions meet certain accounting criteria, the Call Spread Transactions were classified as equity and are not accounted for as derivatives. The proceeds from the offering of the Convertible Notes were separated into liability and equity components. On the date of issuance, the liability and equity components of the Convertible Notes were calculated to be approximately $152.3 million and $47.7 million, respectively. The initial $152.3 million liability component was determined based on the fair value of similar debt instruments excluding the conversion feature assuming a hypothetical interest rate of 10.45%. The initial $47.7 million equity component represents the difference between the fair value of the initial $152.3 million in debt and the $200.0 million of gross proceeds. The equity component is included in additional paid-in capital in the condensed consolidated balance sheets and will not be subsequently remeasured as long as it continues to meet the conditions for equity classification. The related initial debt discount of $47.7 million is being amortized over the life of the Convertible Notes as non-cash interest expense using the effective interest method at an interest rate of 10.9%.

In connection with the above-noted transactions, we incurred approximately $6.9 million of offering-related costs. These offering fees were allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt and equity issuance costs, respectively. We allocated $5.3 million of debt issuance costs to the liability component, which were capitalized as deferred financing costs within long-term debt. These costs are being amortized as interest expense over the term of the debt using the effective interest method. The remaining $1.6 million of transaction costs allocated to the equity component were recorded as a reduction of the equity component.
12. REDEEMABLE NONCONTROLLING INTERESTS & NONCONTROLLING INTERESTS
        In April 2019, a subsidiary of Varex completed the acquisition of 98.2% of the outstanding shares of common stock of Direct Conversion. The Company has subsequently acquired additional shares of Direct Conversion such that the Company now owns 98.7% of the outstanding shares of common stock of Direct Conversion. As the Company has majority voting rights it has consolidated Direct Conversion's operations in its consolidated financial statements and recorded the noncontrolling interest. The noncontrolling interest related to Direct Conversion is included in noncontrolling interest in the equity section of the Company's consolidated balance sheet. Earnings representing the noncontrolling interest's portion of Direct Conversion's income from operations is included in the Company's consolidated statements of operations.
        In September 2018, the Company entered into a partnership in Saudi Arabia. The Company has majority voting rights with an approximate 75% interest. Accordingly, the Company has consolidated the operations of the Saudi Arabia partnership in our consolidated financial statements and recorded the noncontrolling interests. The noncontrolling interest related to the partner’s 25% interest in the joint venture is included in noncontrolling interest in the equity section of the Company’s consolidated balance sheet. Earnings representing the noncontrolling partner's share of income from operations is included in the Company's consolidated statements of operations.

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
        At July 3, 2020, noncontrolling shareholders together held approximately 0.5 million shares of MeVis, representing 26.5% of the outstanding shares.
        Changes in redeemable noncontrolling interests were as follows:

(In millions)	Redeemable Noncontrolling Interests	Noncontrolling Interest
Balance at September 27, 2019	$10.5	$3.3
Net earnings attributable to noncontrolling interests	0.4	(0.1)
Other, including foreign currency remeasurement	(0.1)	—
Balance at July 3, 2020	$10.8	$3.2

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
        A reconciliation of the numerator and denominator used in the calculation of basic and diluted net (loss) income per common share is as follows:

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Net (loss) earnings attributable to Varex	$(28.3)	$(1.4)	$(31.5)	$7.4
Weighted average shares outstanding - basic	39.0	38.3	38.7	38.2
Dilutive effect of potential common shares	—	—	—	0.2
Weighted average shares outstanding - diluted	39.0	38.3	38.7	38.4
Net (loss) earnings per share attributable to Varex - basic	$(0.73)	$(0.04)	$(0.81)	$0.19
Net (loss) earnings per share attributable to Varex - diluted	$(0.73)	$(0.04)	$(0.81)	$0.19
Anti-dilutive shared based awards, excluded	3.2	2.4	3.0	2.0
        The Company excludes potentially dilutive common shares (consisting of shares underlying stock options, unvested stock awards, purchase rights granted under the employee stock purchase plan and warrants) from the computation of diluted weighted average shares outstanding if the inclusion of the shares underlying these stock awards would be anti-dilutive to (loss) earnings per share. Because the Company incurred a net loss for the three and nine months ended July 3, 2020, none of the potentially dilutive common shares were included in the diluted share calculations for those periods as they would have been anti-dilutive.

14. EMPLOYEE STOCK PLANS
Share-Based Compensation Expense
        Share-based compensation expense recognized in the condensed consolidated statements of operations is based on awards ultimately expected to vest. Share-based compensation expense includes expenses related to the Company’s direct employees.
        The table below summarizes the effect of recording the share-based compensation expense (which includes the option component of the employee stock purchase plan shares):

	Three Months Ended		Nine Months Ended
(In millions)	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Cost of revenues	$0.4	$0.5	$1.0	$1.2
Research and development	0.7	0.3	1.9	1.7
Selling, general and administrative	2.6	2.3	7.3	5.8
Total share-based compensation expense	$3.7	$3.1	$10.2	$8.7
Stock Option Activity
        The following table summarizes the activity for stock options under Varex’s 2020 Omnibus Stock Plan, 2017 Omnibus Stock Plan, and 2017 Employee Stock Purchase Plan for the Company’s employees:

	Options Outstanding
(In thousands, except per share amounts and the remaining term)	Options	Price Range	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value(1)
Outstanding at September 27, 2019	2,269	$22.63 - $37.60	$30.60
Granted	398	$28.12 - $28.12	28.12
Canceled, expired or forfeited	(42)	$22.63 - $37.10	29.66
Exercised	(64)	$22.84 - $23.24	22.93
Outstanding at July 3, 2020	2,561	$25.17 - $37.60	$30.42	4.4	$—

Exercisable at July 3, 2020	1,705	$25.17 - $37.60	$30.39	3.1	$—
(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and the closing price of Varex common stock of $14.94 as of July 3, 2020, the last trading date of the Company's third quarter, and which represents the amount that would have been received by the option holders had all option holders exercised their options and sold the shares received upon exercise as of that date.
Restricted Stock Units
        The following table summarizes the activity for restricted stock units under Varex’s 2020 Omnibus Stock Plan and 2017 Omnibus Stock Plan for the Company’s employees:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant-Date Fair Value
Outstanding at September 27, 2019	678	$33.18
Granted	362	25.24
Vested	(220)	32.81
Canceled or expired	(46)	31.30
Outstanding at July 3, 2020	774	$29.96

15. TAXES ON EARNINGS
        For the three months ended July 3, 2020, the Company recognized income tax benefit of $11.6 million on $39.8 million of pre-tax loss primarily due to losses in the United States. For the three months ended June 28, 2019, the Company recognized income tax expense of $0.7 million on $0.6 million of pre-tax loss. For the nine months ended July 3, 2020, the Company recognized income tax benefit of $10.9 million on $42.1 million of pre-tax loss before tax primarily due to losses in the United States. For the nine months ended June 28, 2019, the Company recognized income tax expense of $3.7 million on $11.3 million of pre-tax income.
As a result of the changes to the U.S. taxation of foreign earnings included in U.S. Tax Reform, the Company reevaluated its previous indefinite reinvestment assertion with respect to these earnings during fiscal year 2018, which resulted in the Company revoking its assertion for current and future earnings for all countries, while maintaining the assertion that historic earnings are indefinitely reinvested outside the U.S. The Company is maintaining this prior assertion for the quarter ended July 3, 2020. Due to the level of earnings available for repatriation, the treaty benefits applicable to jurisdictions in which those earnings are located, and the now favorable U.S. tax treatment of repatriated foreign earnings, the amount of deferred tax liability recorded related to the potential repatriation is approximately $0.1 million. This estimated liability is for U.S. State income taxes and foreign withholding taxes that would apply if the foreign earnings were repatriated in the form of a dividend.
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), signed into law on March 27, 2020, has resulted in significant changes to the U.S. federal corporate tax law. Additionally, several state and foreign jurisdictions in which we operate have enacted legislation that complies with or is incremental to the changes included in the CARES Act. The most significant impact of the CARES Act is the ability to carry back a net operating loss for 5 years. The Company has evaluated the other provisions of the CARES Act and does not believe it will have a material effect on the Company’s business, results of operations or financial condition.
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
        Information related to the Company’s segments is as follows:

	Three Months Ended		Nine Months Ended
(In millions)	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Revenues
Medical	$137.6	$151.6	$448.6	$444.4
Industrial	33.6	45.1	119.7	133.8
Total revenues	$171.2	$196.7	$568.3	$578.2
Gross margin
Medical	$18.0	$44.2	$105.2	$135.4
Industrial	8.3	16.5	39.8	49.7
Total gross margin	$26.3	$60.7	$145.0	$185.1
Total operating expenses	53.1	56.1	165.8	155.6
Interest and other expenses, net	(13.0)	(5.2)	(21.3)	(18.2)
(Loss) earnings before taxes	(39.8)	(0.6)	(42.1)	11.3
Income taxes (benefit) expense	(11.6)	0.7	(10.9)	3.7
Net (loss) earnings	(28.2)	(1.3)	(31.2)	7.6
Less: Net earnings attributable to noncontrolling interests	0.1	0.1	0.3	0.2
Net (loss) earnings attributable to Varex	$(28.3)	$(1.4)	$(31.5)	$7.4
        The following table summarizes the Company’s total assets by its reportable segments:

(In millions)	July 3, 2020	September 27, 2019
Identifiable assets
Medical	$885.5	$794.3
Industrial	236.2	244.6
Total reportable segments	$1,121.7	$1,038.9

17. SUBSEQUENT EVENTS

        The Company is not aware of any subsequent events which would require recognition or disclosure in the condensed consolidated financial statements other than those listed below.

On July 29, 2020, Varex commenced the implementation of a reduction in workforce to reduce the Company’s operating cost and address the impact of the COVID-19 pandemic. The action is expected to result in the reduction of the Company’s workforce by approximately 94 employees, of which nearly all are located within the United States. This reduction is in addition to the previously disclosed reduction in workforce associated with the closure of the Company’s Santa Clara facility. The Company expects to complete the reduction in workforce by December 31, 2020.

The Company estimates that it will incur approximately $2.5 million to $3.5 million of cash expenditures in connection with the reduction in workforce. The Company expects to recognize the majority of the pre-tax restructuring charges by the end of the Company’s fiscal year 2020.

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

Impact of COVID-19

The unprecedented nature of the COVID-19 pandemic and its impact on the global economy has created a disruption to Varex’s business which includes increased uncertainty in demand for certain products for medical and industrial applications, as well as increased variability in our supply chain and manufacturing productivity. The economic downturn triggered by COVID-19 has led to significantly lower demand from our customers and delays in equipment installations. In conjunction with this reduced forecast and uncertainty beyond the forecast horizon, we evaluated our product offering and decided to discontinue certain low margin, low demand products. As a result, we took approximately $16 million in reserves related to the write-down of the value of all associated inventory and any other associated assets.

The COVID-19 pandemic has had a significant effect on hospitals, clinics and outpatient imaging centers as they have encountered declines in surgeries and other elective procedures. Subsequently, they have reduced their capital purchases of imaging equipment from OEM’s which has led to lower demand for x-ray imaging components. Additionally, equipment installations were delayed, due to reduced access to healthcare institutions. Partially offsetting this has been increased demand for imaging equipment used to diagnose respiratory diseases, such as radiographic x-ray imaging systems and CT imaging systems. We expect uncertainty related to the COVID-19 pandemic to continue for at least the remainder of the current calendar year. The Company expects uncertainty in demand to continue for at least the remainder of the current calendar year. While we have implemented safeguards and procedures to counter the impact of the COVID-19 pandemic, the full extent to which the COVID-19 pandemic has and will directly or indirectly impact us, including our business, financial condition, and results of operations, will depend on future developments that are highly uncertain and cannot be estimated with certainty, including the further mitigation efforts taken to contain it or treat its impact and the economic impact on local, regional, national and international markets. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, or local authorities or that we determine are in the best interests of our employees, customers, suppliers, and stockholders.

Subsequent Measurement of Goodwill

Goodwill is not amortized but is tested annually, or more often if impairment indicators are present, for impairment at a reporting unit level, based on a comparison of the fair value of the reporting unit with its carrying amount. Goodwill is tested for impairment via a one-step process by comparing the fair value of goodwill with its carrying amount. We recognize an impairment for the amount by which the carrying amount exceeds the fair value. We generally use both an income approach utilizing the discounted cash flow method ("DCF") and a market approach utilizing the public company market multiple method, when testing for impairment.

In the third quarter of 2020, changes in facts and circumstances and general market declines from COVID-19 resulted in reduced operating results. We considered these circumstances and the potential long-term impact on cash flows associated with our reporting units and determined that an indicator of possible impairment existed within our Medical and Industrial reporting units. Accordingly, we performed a quantitative impairment analysis to determine the fair values of those reporting units. We used both an income approach utilizing the discounted cash flow method ("DCF") and a market approach utilizing the public company market multiple method. We developed multiple forecasted future cash flow scenarios for the reporting units with varied recovery timing and sales impact assumptions. Based on the output of the analysis, we determined that the fair values of both the Medical and Industrial reporting units exceeded their carrying amounts. Accordingly, no impairment charges were required as of July 3, 2020. However, an impairment charge was required for the Company's in-process R&D. The Company's Industrial reporting unit's fair value exceeded its carrying value by more than 20% and the Company's Medical reporting unit's fair value exceeded its carrying value by more than 30%. The carrying amount of goodwill for the Medical and Industrial reporting units was $173.0 million and $117.8 million, respectively.

Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include estimated future annual net cash flows, income tax rates, discount rates, growth rates, market multiples, terminal value and other market factors. This fair value measurement was based on significant inputs not observable in the market and thus represents a Level 3 fair value measurement. If current expectations of future growth rates and margins, both in size and timing, are not met, if market factors outside of our control, such as discount rates, change, if market multiples decline, or if management’s expectations or plans otherwise change, including as a result of the development of our global five-year operating plan, then one or more of our reporting units might become impaired in the future. The Company will continue to monitor the financial performance of and assumptions for its reporting units. A future impairment charge for goodwill could have a material effect on the Company's consolidated financial position and results of operations.

Refer to Note 10, Goodwill and Intangible Assets for more information regarding goodwill.
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

The COVID-19 pandemic has had a significant effect on hospitals, clinics and outpatient imaging centers as they have encountered declines in surgeries and other elective procedures. Subsequently, they have reduced their capital purchases of imaging equipment from OEM’s which has led to lower demand for x-ray imaging components. Additionally, equipment installations were delayed, due to reduced access to healthcare institutions. Partially offsetting this has been increased demand for imaging equipment used to diagnose respiratory diseases, such as radiographic x-ray imaging systems and CT imaging systems. The Company expects uncertainty in demand to continue for at least the remainder of the current calendar year.

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

The economic downturn triggered by the COVID-19 pandemic has reduced the demand for x-ray imaging equipment utilized in the non-destructive testing market as manufacturers have focused on cash preservation which includes reduced spending for capital equipment. Additionally, the unprecedented decrease in passenger air traffic has led to decrease in demand in the security market. The Company expects uncertainty in demand to continue for at least the remainder of the current calendar year.
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
        We periodically review our accounting policies, estimates and assumptions and make adjustments when facts and circumstances dictate. Refer to our Annual Report on Form 10-K for the fiscal year ended September 27, 2019 filed with the SEC on December 20, 2019 and Note 1 “Summary of Significant Accounting Policies” of the notes to the condensed consolidated financial statements of this report for further details. Our critical accounting policies that are affected by accounting estimates include revenue recognition, impairment of investments, assessment of recoverability of goodwill and intangible assets, valuation of derivative instruments, valuation of warranty obligations, and taxes on earnings. Such accounting policies require us to use judgments, often as a result of the need to make estimates and assumptions regarding matters that are inherently uncertain, and actual results could differ materially from these estimates. There have been no material changes to our critical accounting policies, estimates and assumptions or the judgments affecting the application of those estimates and assumptions since the filing of our Annual Report on Form 10-K for year ended September 27, 2019, except for the adoption of Accounting Standards Update ("ASU") 2016-02, Leases ("Topic 842"), referred to as ASC 842, effective September 28, 2019, and the adoptions of ASU 2017-04, Intangibles - Goodwill and Other, which simplifies the test for goodwill impairment, effective April 4, 2020.
Fiscal Year
        Our fiscal year is a 52 or 53-week period ending on the Friday nearest September 30. Fiscal year 2020 is the 53-week period ending October 2, 2020. Fiscal year 2019 was a 52-week period that ended on September 27, 2019. The fiscal quarters ended July 3, 2020 and June 28, 2019 were both 13-week periods.
Discussion of Results of Operations for the Three Months Ended July 3, 2020 Compared to the Three Months Ended June 28, 2019
Revenues

	Three Months Ended
(In millions)	July 3, 2020	June 28, 2019	$ Change	% Change
Medical	$137.6	$151.6	$(14.0)	(9.2)%
Industrial	33.6	45.1	(11.5)	(25.5)%
Total revenues	$171.2	$196.7	$(25.5)	(13.0)%
Medical as a percentage of total revenues	80.4%	77.1%
Industrial as a percentage of total revenues	19.6%	22.9%
        Medical revenues decreased by $14.0 million primarily due to decreased sales of digital detectors for dynamic imaging applications, partially offset by increased sales of CT X-ray tubes and digital detectors for radiographic X-ray imaging applications.

        Industrial revenues decreased $11.5 million primarily due to decreased sales of X-ray tubes, digital detectors and linear accelerators for security and non-destructive inspection applications.

Gross Margin

	Three Months Ended
(In millions)	July 3, 2020	June 28, 2019	$ Change	% Change
Medical	$18.0	$44.2	$(26.2)	(59.3)%
Industrial	8.3	16.5	(8.2)	(49.7)%
Total gross margin	$26.3	$60.7	$(34.4)	(56.7)%
Medical gross margin %	13.1%	29.2%
Industrial gross margin %	24.7%	36.6%
Total gross margin %	15.4%	30.9%
        The decrease in total gross margin percentage was due to the decrease in both medical and industrial gross margin percentages. The decrease in medical gross margin percentage was primarily due to an unfavorable mix of lower margin products and an approximate $13 million charge for the write-down of inventory associated with discontinued products and restructuring activity. The industrial gross margin percentage decreased due to an unfavorable mix of lower margin products and an approximate $3 million charge for the write-down of inventory associated with discontinued products and restructuring activity.
Operating Expenses

	Three Months Ended
(In millions)	July 3, 2020	June 28, 2019	$ Change	% Change
Research and development	$19.0	$20.9	$(1.9)	(9.1)%
As a percentage of total revenues	11.1%	10.6%
Selling, general and administrative	$31.4	$31.2	$0.2	0.6%
As a percentage of total revenues	18.3%	15.9%
Impairment of intangible assets	$2.7	$4.0	$(1.3)	(32.5)%
As a percentage of total revenues	1.6%	2.0%
Operating expenses	$53.1	$56.1	$(3.0)	(5.3)%
As a percentage of total revenues	31.0%	28.5%
Research and Development
        We are committed to investing in the business to support long-term growth and believe long-term research and development expenses of approximately 8% to 10% of annual revenues is the appropriate range that will allow us to innovate and bring new products to market for our global OEM customers. On a dollar basis, research and development costs decreased for the third quarter, but because revenue declined, increased to 11.1% of revenues for the third quarter of 2020.
Selling, General and Administrative
        Selling, general and administrative expenses for the third quarter of 2020 increased to 18.3% of total revenues primarily due to lower revenues during the three months ended July 3, 2020.
Interest and Other Expense, Net
        The following table summarizes the Company’s interest and other expense, net:

	Three Months Ended
(In millions)	July 3, 2020	June 28, 2019	$ Change
Interest income	$—	$—	$—
Interest expense	(6.9)	(5.1)	(1.8)
Other expense, net	(6.1)	(0.1)	(6.0)
Interest and other expense, net	$(13.0)	$(5.2)	$(7.8)

        Interest and other expense, net increased during the three months ended July 3, 2020. Interest expense increased due to the interest related to our Convertible Notes issued during June 2020 and an increase in our interest rate margin during the three months ended July 3, 2020. Other expense, net increased during the third quarter of 2020, due to the impairment of certain investments in privately-held companies, an increase in the fair value of the deferred consideration related to the Direct Conversion acquisition and a decrease in our income from investments in privately-held companies.
Taxes on (Loss) Earnings
        For the three months ended July 3, 2020, we recognized an income tax benefit of $11.6 million on a $39.8 million pre-tax loss. For the three months ended June 28, 2019, we recognized an income tax benefit of $0.7 million on $0.6 million of pre-tax loss.
Discussion of Results of Operations for the Nine Months Ended July 3, 2020 Compared to the Nine Months Ended June 28, 2019

Revenues

	Nine Months Ended
(In millions)	July 3, 2020	June 28, 2019	$ Change	% Change
Medical	$448.6	$444.4	$4.2	0.9%
Industrial	119.7	133.8	(14.1)	(10.5)%
Total revenues	$568.3	$578.2	$(9.9)	(1.7)%
Medical as a percentage of total revenues	78.9%	76.9%
Industrial as a percentage of total revenues	21.1%	23.1%
        Medical revenues increased by $4.2 million primarily due to increased sales of CT X-ray tubes and digital detectors for dental applications, partially offset by decreased sales of radiographic digital detectors.
        Industrial revenues decreased $14.1 million due to decreased sales of linear accelerators for cargo inspection and other non-destructive inspection applications.
Gross Margin

	Nine Months Ended
(In millions)	July 3, 2020	June 28, 2019	$ Change	% Change
Medical	$105.2	$135.4	$(30.2)	(22.3)%
Industrial	39.8	49.7	(9.9)	(19.9)%
Total gross margin	$145.0	$185.1	$(40.1)	(21.7)%
Medical gross margin %	23.5%	30.5%
Industrial gross margin %	33.2%	37.1%
Total gross margin %	25.5%	32.0%
        The decrease in total gross margin percentage was due to the decrease in both medical and industrial gross margin percentage. The decrease in medical gross margin percentage was primarily due to an unfavorable mix of lower margin products, additional reserves for the settlement of a German customs audit, higher warranty and slow-moving inventory reserves, the write-down of inventory associated with discontinued products, and customer price decreases for digital detectors. The industrial gross margin percentage decreased due to an unfavorable mix of lower margin products and the write-down of inventory associated with discontinued products..

Operating Expenses

	Nine Months Ended
(In millions)	July 3, 2020	June 28, 2019	$ Change	% Change
Research and development	$61.6	$58.5	$3.1	5.3%
As a percentage of total revenues	10.8%	10.1%
Selling, general and administrative	$101.5	$92.3	$9.2	10.0%
As a percentage of total revenues	17.9%	16.0%
Impairment of intangible assets	$2.7	$4.8	$(2.1)	(43.8)%
As a percentage of total revenues	0.5%	0.8%
Operating expenses	$163.1	$155.6	$7.5	4.8%
As a percentage of total revenues	28.7%	26.9%

 Research and Development
        We are committed to investing in the business to support long-term growth and believe long-term research and development expenses of approximately 8% to 10% of annual revenues is the appropriate range that will allow us to innovate and bring new products to market for our global OEM customers. Research and development costs increased to 10.8% of revenues due to the addition of Direct Conversion for the nine months ended July 3, 2020.
Selling, General and Administrative
        Selling, general and administrative expenses for the nine months ended July 3, 2020, increased to 17.9% primarily due to higher audit and consulting fees, an extra week of expenses in the period and the addition of Direct Conversion.
Interest and Other Income (Expense), Net
        The following table summarizes the Company’s interest and other income (expense), net:

	Nine Months Ended
(In millions)	July 3, 2020	June 28, 2019	$ Change
Interest income	$0.1	$0.1	$—
Interest expense	(16.9)	(15.7)	(1.2)
Other expense, net	(4.5)	(2.6)	(1.9)
Interest and other expense, net	$(21.3)	$(18.2)	$(3.1)
        Interest and other expense, net increased during the nine months ended July 3, 2020. Interest expense increased due to the interest related to our Convertible Notes issued during June 2020. Other expense, net increased during the nine months ended July 3, 2020 due to the impairment of certain investments in privately-held companies and a decrease in the fair value of the deferred consideration related to the Direct Conversion acquisition.
Taxes on (Loss) Earnings
        For the nine months ended July 3, 2020, we recognized an income tax benefit of $(10.9) million on $42.1 million of pre-tax loss before tax. For the nine months ended June 28, 2019, the Company recognized income tax expense of $3.7 million on $11.3 million of pre-tax income.

Liquidity and Capital Resources

        We assess our liquidity in terms of our ability to generate cash to fund our operating and investing activities. As part of a series of measures to better enable the Company to weather the extraordinary business challenges associated with the COVID-19 global pandemic, we have taken additional measures to manage our cash. These measures include temporary reductions to employee compensation and matching retirement contributions, as well as furloughs, mandatory unpaid leave for U.S. employees that are not directly related to the production of our products and a reduction of the Company’s workforce by approximately 94 employees. We continue to evaluate additional cash preserving actions and other sources of capital as needed to secure liquidity in a rapidly changing environment.

The Company’s Credit Agreement, as defined in Note 11, Borrowings, contains financial covenants, including certain leverage ratio covenants. The Company was in compliance with all financial covenants as of July 3, 2020. However, the adverse effects of the COVID-19 pandemic on the Company’s financial condition and results of operations are expected to be more persistent and have been more severe than previously estimated in the prior quarter forecasted financial results. Specifically, in conjunction with analyzing the results for the Company’s third quarter, the Company now believes that reduced demand in the Company’s industrial segment and for certain higher end medical products will continue to negatively impact revenues, gross margin and the other items used to calculate the Company’s financial covenants contained in its Credit Agreement. Based on the Company’s current forecasts, it is probable that the Company will be in violation of certain leverage ratio covenants contained in its Credit Agreement within the twelve-month period following the issuance of these financial statements, including as early as the end of the Company's fiscal year end 2020. Failure to comply with the covenants, if not amended or waived, would result in an event of default under the Credit Agreement and the acceleration of the outstanding balance of the loans thereunder. If an event of default under the Credit Agreement occurs, then pursuant to cross default and/or cross acceleration clauses, substantially all of the Company’s other outstanding debt and derivative contract payables would become due, and all debt and derivative contracts could be terminated, which would have a material adverse impact to the Company’s operations and liquidity as the Company currently does not have the financial resources to satisfy such obligations if they were to become due and payable. These events and conditions raise substantial doubt about the Company’s ability to continue as a going concern within the twelve-month period following the issuance of these financial statements.

The Company is actively pursuing various options to prevent an event of default from occurring under the Credit Agreement. The Company is implementing actions to improve its financial results and other items used to calculate the financial covenants,, such as accelerating the closure of its Santa Clara facility, the previously announced reduction in force, austerity programs related to outside services, and other appropriate actions. The Company is also taking actions to improve cash flow such as working capital reductions and reduced spending for property, plant and equipment, as well as pursuing potential additional fundraising to modify, supplement, or replace its Credit Agreement. While the Company has and continues to take actions to mitigate the risk of an event of default under the Credit Agreement, there is no assurance that it will be successful in doing so. The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis and do not reflect any adjustments that might result if the Company is unable to continue as a going concern.

Cash and Cash Equivalents
        The following table summarizes our cash and cash equivalents:

(In millions)	July 3, 2020	September 27, 2019	$ Change
Cash and cash equivalents	$87.4	$29.9	$57.5
Borrowings
        The following table summarizes the changes in our debt outstanding:

(In millions)	July 3, 2020	September 27, 2019	$ Change
Current portion of Term Facility	$26.8	$29.4	$(2.6)
Current portion of other long-term debt	0.8	1.3	(0.5)
Revolving Credit Facility	—	59.0	(59.0)
Long-term portion of Term Facility	238.7	308.6	(69.9)
Convertible Notes	200.0	—	200.0
Long-term portion of other debt	8.2	2.5	5.7
Total debt outstanding, gross	474.5	400.8	73.7
Debt issuance costs - Credit Agreement	(5.0)	(5.7)	0.7
Unamortized discount - Convertible Notes	(52.4)	—	(52.4)
Total debt outstanding, net	$417.1	$395.1	$22.0
Cash Flows

	Nine Months Ended
(In millions)	July 3, 2020	June 28, 2019
Net cash flow provided by (used in):
Operating activities	$25.0	$49.0
Investing activities	(23.2)	(86.4)
Financing activities	56.7	14.7
Effects of exchange rate changes on cash and cash equivalents and restricted cash	(1.0)	(0.7)
Net increase in cash and cash equivalents and restricted cash	$57.5	$(23.4)
        Net Cash Provided by Operating Activities. Cash from operating activities consists primarily of the net (loss) earnings adjusted for certain non-cash items, including share-based compensation, depreciation, amortization of intangible assets, deferred income taxes, income from equity investments and the effect of changes in operating assets and liabilities.
        For the nine months ended July 3, 2020, compared to the nine months ended June 28, 2019, cash provided by operating activities were as follows:
•Net (loss) earnings were $(31.2) million compared to $7.6 million
•Non-cash adjustments to net earnings of $50.8 million compared to $44.5 million
•Operating assets and liabilities activity:
◦Accounts receivable decreased by $31.6 million compared to $25.1 million,
◦Inventories increased by $50.1 million compared to $26.2 million,
◦Prepaid expenses and other assets decreased by $7.7 million compared to an increase of $4.7 million,
◦Accounts payable increased by $21.7 million compared to a decrease of $4.3 million, and
◦Accrued liabilities and other current and long-term operating liabilities decreased by $11.0 million compared to $0.5 million.
        Net Cash Used in Investing Activities. Net cash used in investing activities was $23.2 million and $86.4 million for the nine months ended July 3, 2020 and June 28, 2019, respectively. The decrease in cash used in investing activities was primarily due to a business acquisition during the nine months ended June 28, 2019.
        Net Cash Provided by Financing Activities. Financing activities for the nine months ended July 3, 2020 consisted of the issuance of $200.0 million in aggregate principal amount of 4.00% unsecured convertible senior notes due 2025 (“Convertible Notes”). The net proceeds from the issuance of the Convertible Notes, after deducting transaction fees, were approximately $193.1 million. In connection with offering the Convertible Notes, we separately entered into privately negotiated convertible note hedge transactions (collectively, the “Hedge Transactions”). The Hedge Transactions cover, subject to customary anti-dilution adjustments, the number of shares of our common stock that initially underlie the Convertible Notes. We also entered into warrant transactions (collectively, the “Warrant Transactions” and, together with the Hedge Transactions, the “Call Spread Transactions”), whereby we sold warrants at a higher strike price relating to the same number of shares of our common stock that initially underlie the Convertible Notes, subject to customary anti-dilution adjustments. We used $11.2 million of the net proceeds from the issuance of the Convertible Notes to pay the cost of the Call Spread Transactions.
Additionally, during the nine months ended July 3, 2020, we had borrowings under our credit agreement of $91.7 million and repayments of borrowings of $218.0 million. Financing activities for the nine months ended June 28, 2019 consisted of borrowings under our credit agreement of $79.0 million, and repayments of borrowings of $65.7 million.
Days Sales Outstanding
        Trade accounts receivable days sales outstanding (“DSO”) was 58 days at July 3, 2020 and 63 days at September 27, 2019. Our accounts receivable and DSO are impacted by a number of factors, primarily including the timing of product shipments, collections performance, payment terms, the mix of revenues from different regions and the effects of economic instability.
Contractual Obligations
        In October 2013, we entered into an amended agreement with dpiX and other parties that, among other things, provides us with the right to 50% of dpiX’s total manufacturing capacity produced after January 1, 2014. The amended agreement requires us to pay for 50% of the fixed costs (as defined in the amended agreement), as determined at the beginning of each calendar year. In January 2020, the fixed cost commitment was determined and approved by the dpiX board of directors to be $12.7 million for calendar year 2020. As of July 3, 2020, the Company had $6.4 million fixed cost commitments related to this agreement remaining for calendar year 2020. The amended agreement will continue unless the ownership structure of dpiX changes (as defined in the amended agreement).
        In October 2015, we committed to grant the noncontrolling shareholders of MeVis: (1) an annual recurring net compensation of €0.95 per MeVis share; and (2) a put right for their MeVis shares at €19.77 per MeVis share. As of July 3, 2020, noncontrolling shareholders together held approximately 0.5 million shares of MeVis, representing 26.5% of the outstanding shares. See Note 12, “Redeemable Noncontrolling Interests” of the notes to the condensed consolidated financial statements for more information.
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
Off-Balance Sheet Arrangements
        In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification of business partners and customers for losses suffered or incurred for property damages, death and injury and for patent, copyright or any other intellectual property infringement claims by any third parties with respect to our products. The terms of these indemnification arrangements are generally perpetual. Except for losses related to property damages, the maximum potential amount of future payments we could be required to make under these arrangements is unlimited. As of July 3, 2020, we have not incurred any material costs to defend lawsuits or settle claims related to these indemnification arrangements. As a result, we believe the estimated fair value of these arrangements is minimal.
        We have indemnification obligations to our directors and officers and certain of our employees that serve as officers or directors of our foreign subsidiaries that may require us to indemnify our directors and officers and those certain employees against liabilities that may arise by reason of their status or service as directors or officers, and to advance their expenses incurred as a result of any legal proceeding against them as to which they could be indemnified. There is no maximum limit on the indemnification that may be required under these obligations. As of July 3, 2020, we have not incurred any material costs related to these indemnification obligations. As a result, we believe the estimated fair value of these obligations is minimal.
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
Interest Rate Risk

In June 2020, we issued the Convertible Notes with an aggregate principal amount of $200 million. We carry the Convertible Notes at face value less the unamortized debt discount and issuance costs on our consolidated balance sheet. The Convertible Notes have a fixed interest rate; therefore, we have no financial statement risk associated with changes in interest rates with respect to the Convertible Notes. The fair value of the Convertible Notes changes when certain factors such as the market price of our stock or market interest rates change.
At July 3, 2020, we had total borrowings under our Credit Agreement of $260.5 million (net of deferred loan costs). Borrowings under our Credit Agreement bear interest at floating interest rates. As a result, we are exposed to fluctuations in interest rates to the extent of our borrowings under the Credit Agreement. As part of our overall risk management program, we entered into several interest rate swaps designed as cash flow hedges, to hedge the floating LIBOR components of our interest rate which represented a notional value of $241.9 million of our debt as of July 3, 2020. See Note 7, “Financial Derivatives and Hedging Activities” for further information on hedging activities. Excluding the amount of our borrowings that is subject to fixed interest rates under our interest rate swaps and Convertible Notes, and assuming the current level of borrowings remained the same, we estimate that our interest expense would change by approximately $0.2 million annually for each one percentage point change in the average interest rate under our borrowings.
Commodity Price Risk
        We are exposed to market risks related to volatility in the prices of raw materials used in our products. The prices of these raw materials fluctuate in response to changes in supply and demand fundamentals and our product margins and level of profitability tend to fluctuate with changes in these raw materials prices. We try to protect against such volatility through various business strategies. During the three months ended July 3, 2020, we did not have any commodity derivative instruments in place to manage our exposure to price changes.

        Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that such information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. The Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), with assistance from other members of management, have evaluated the effectiveness of our disclosure controls and procedures as of July 3, 2020, and based on their evaluation, the CEO and CFO have concluded that the disclosure controls and procedures were not effective as of such date due to the material weaknesses in internal control over financial reporting that were disclosed in our Annual Report on Form 10-K for the fiscal year ended September 27, 2019.
Changes in Internal Control Over Financial Reporting

During the quarter ended July 3, 2020, we made the following changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•Re-designed and enhanced control activities related to inventory, including inventory count procedures, inventory valuation, and the classification of inventory.
•Enhanced control activities, including the evidence maintained in support of the execution of the control activities. related to business performance monitoring controls at our international entities.
•Enhanced the design of existing controls and implemented new control activities related to the elimination of intercompany balances.

Remediation of Previously Identified Material Weaknesses

        As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended September 27, 2019, we began to implement a remediation plan to address the material weaknesses mentioned above. During the first three quarters of fiscal 2020, we began the implementation of a remediation plan to address the material weaknesses identified as of that date. During the first three quarters of fiscal 2020, we hired additional experienced accounting and financial reporting personnel and engaged knowledgeable consultants to provide advice and assistance in the design and implementation of specific remediation plans to address the reported fiscal 2019 control deficiencies. In addition to the items noted above, we have, with the participation of these accounting personnel and consultants, performed the following:

•Enhanced the design and performance of control activities related to the accuracy of customer order entry, quantity, and pricing information.
•Enhanced the design and performance of control activities related to the assessment of accounting for customer arrangements in accordance with Revenue from Contracts with Customers (“ASC 606”).
•Designed and implemented control activities to identify and appropriately assess the impact of post-close events which occur before the financial statements are available to be issued.
•Re-designed and enhanced control activities, including the evidence maintained in support of the execution of the control activities related to the preparation and review of statement of cash flows.

Because the reliability of the internal control process requires repeatable execution, the successful remediation of these material weaknesses will require review and evidence of operating effectiveness prior to concluding that the controls are effective and there is no assurance that additional remediation steps will not be necessary. As such, as we continue to evaluate and work to improve our internal control over financial reporting, our management may decide to take additional measures to address the material weaknesses or modify the remediation steps already underway. Although significant progress has been made, the previously identified material weaknesses continue to exist as of July 3, 2020, and will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively

PART II
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
Decreased demand for certain products. As an initial response to the pandemic, governments around the world imposed measures designed to reduce the transmission of COVID-19 and individuals responded to the fears of contracting COVID-19 by modifying their behavior. In particular, restrictions on the movement of people and goods were put into place, overall economic activity decreased, elective procedures and exams were delayed or cancelled, there was a significant reduction in physician office visits, and hospitals were postponing or cancelling capital purchases as well as limiting or eliminating services. Those factors, among others, caused customers to delay or cancel orders for certain Varex products. While healthcare systems and economies around the world have begun to reopen, customer demand has not returned to pre-pandemic levels, and the adverse effects of COVID-19 on our financial statements and results of operations are expected to be more persistent, and have been more severe, than previously assumed. Specifically, we now believe that reduced demand in our industrial segment and for certain higher end medical products will continue to depress our results of operations. In addition, new or continuing outbreaks of COVID-19 could lead to further decreases in demand for certain of our products. The actions taken to combat COVID-19 have had, and we believe will continue to have, a negative impact on our operating results, cash flows and financial condition. We believe that COVID-19’s adverse impact on our operating results, cash flows and financial condition will be primarily driven by: the severity and duration of the COVID-19 pandemic; the COVID-19 pandemic’s impact on the U.S. and international healthcare systems, the U.S. economy and worldwide economy; and the timing, scope and effectiveness of U.S. and international governmental responses to the COVID-19 pandemic and associated economic disruptions.

Disruption in manufacturing, distribution, supply chain and other operations. In addition to adversely affecting demand for our products, COVID-19 and associated economic disruptions have had and could continue to have an adverse impact on our manufacturing capacity, supply chains and distribution systems, including as a result of impacts associated with preventive and precautionary measures that we, other businesses and governments are taking. For example, at our manufacturing facility in the Philippines, many employees have had significant difficulty getting to work, which caused the facility to operate at a decreased capacity and caused us to shift some manufacturing to another location. A reduction or interruption in any of our manufacturing processes could have a material adverse effect on our business. Supply chain logistics have also become more challenging and could remain challenging and result in higher costs. Our ability to move unfinished goods and finished products around the world have been impacted by the decreased availability of global transportation networks. In addition, regulatory approvals for certain of our products may continue to be delayed due to COVID-19 related closures.
Liquidity and credit impacts. Our failure to comply with the covenants contained in our Credit Agreement, including financial covenants, could result in an event of default, which would materially and adversely affect our results of operations and financial condition. Based on information available as of the date of this filing, it is probable that we will be in violation of certain leverage ratio covenants contained in the Credit Agreement within the twelve-month period following the issuance of the financial statements included in this quarterly report on Form 10-Q, including as early as the end of our fiscal year end 2020, without giving effect to steps management is pursuing to avoid such non-compliance. An event of default under our Credit Agreement would raise substantial doubt as to our ability to continue as a going concern, and would also cause a cross-default under the terms of our other outstanding debt and derivative contracts. Although we are taking steps to mitigate this from occurring, we may not be successful and cash generated from our operations together with cash received in the future from possible other sources of funding may not be sufficient to enable us to continue as a going concern. See Note 1, Summary of Significant Accounting Policies, for further information.

Varex sells its products and services to a limited number of OEM customers, many of which are also its competitors, and a reduction in or loss of business of one or more of these customers may materially reduce its sales.
        Varex had one customer during the nine months ended July 3, 2020, that accounted for 22% of its revenue. Varex’s ten largest customers as a group accounted for approximately 56% and 51% of its revenue for the three months ended July 3, 2020 and June 28, 2019, respectively. Varex’s ten largest customers as a group accounted for approximately 53% and 52% of its revenue for the nine months ended July 3, 2020 and June 28, 2019, respectively.
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
        End-user product demand, economic uncertainties, the COVID-19 pandemic, natural disasters, and other matters beyond Varex’s control make it difficult for its customers to accurately forecast and plan future business activities; which makes it difficult for Varex to accurately predict the demand for its products. Because the manufacture of our products requires some lead-time, changes in customer purchasing forecasts have previously impacted Varex’s business, resulting in excess inventory and slowdowns in sales. Similar inventory adjustments and slowdowns in sales are likely to occur in the future. Changes to customer forecasts can occur on short notice. Varex’s customers also face inherent competitive issues and new product introduction delays which can result in changes in forecasts. The market and regulatory risks faced by Varex’s customers also ultimately impact Varex’s ability to forecast future business. Varex’s agreements for imaging components, such as its three-year pricing agreement with Canon Medical Systems, may contain purchasing estimates that are based on its customers’ historical purchasing patterns rather than firm commitments, and actual purchasing volumes under the agreements may vary significantly from these estimates. The variation from forecasted purchasing volume may be due, in part, to the increasing life of X-ray tubes, which can result in reduced demand for replacement X-ray tubes in ways Varex may not be able to accurately forecast. Reductions in purchasing patterns have in the past and may in the future materially and adversely affect Varex’s operating results. Decreased economic activity associated with the COVID-19 pandemic has had a significant negative impact on the demand for our industrial products and that impact is likely to continue.

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
        In recent years, the United States has imposed tariffs on items imported from China that are incorporated into our products. Tariffs on items imported by us from China and other countries have increased our costs and has increased prices and lowered gross margins on some of our products. These tariffs have had a direct adverse impact on our business and results of operations, and future tariffs could have a more significant impact on our business. China has imposed retaliatory tariffs that impact a number of Varex products including U.S. origin X-ray tubes, heat exchange units, and certain flat panel detectors. The tariffs levied by China have increased our customers’ costs for products imported into China, which has caused us to make price concessions on some products and has caused some customers to stop purchasing products from us. We expect that tariffs will continue to have a negative effect on our business and results of operations, including the possibility of continued price concessions or loss of business. Tariffs could limit our ability to compete for increased market share in China, which could cause our long-term prospects in China to suffer. The imposition of additional tariffs by the United States could result in the adoption of additional tariffs by China and other countries, as well as further retaliatory actions by any affected country, which could negatively impact the global market for imaging equipment and could have a significant adverse effect on our business.
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
        Varex conducts business globally. Revenues generated from customers located outside the United States accounted for approximately 67% and 64% of Varex’s total revenues during the three months ended July 3, 2020 and June 28, 2019, respectively. Revenues generated from customers located outside the United States accounted for approximately 67% and 64% of Varex’s total revenues during the nine months ended July 3, 2020 and June 28, 2019, respectively. As a result, Varex must provide significant service and support globally. Varex intends to continue to expand its presence in international markets and expects to expend significant resources in doing so. Varex cannot be sure that it will be able to meet its sales, service, and support objectives or obligations in these international markets or recover its investment in these international markets. Varex’s future results could be harmed by a variety of factors, including:
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
Varex's Credit Agreement restricts certain activities, and failure to comply with the terms of the Credit Agreement may have an adverse effect on Varex's business, liquidity and financial position.
        Varex is party to a Credit Agreement, which contains restrictive financial covenants, including financial covenants that require Varex to comply with specified financial ratios. If we do not increase our earnings, we are at risk of not being in compliance with certain of our financial covenants, including our consolidated total leverage ratio and our consolidated senior secured leverage ratio. Varex may have to curtail some of its operations to comply with these covenants. In addition, its credit facilities contain other affirmative and negative covenants that could restrict its operating and financing activities. These provisions limit its ability to, among other things, incur future indebtedness, contingent obligations or liens, guarantee indebtedness, make certain investments and capital expenditures, sell stock or assets, pay dividends and consummate certain mergers or acquisitions. Failure to comply with the Credit Agreement requirements, including the requirement to timely deliver financial statements within applicable grace periods, could result in an event of default. Upon an event of default, if the Credit Agreement is not amended or the event of default is not waived, the lender could declare all amounts then outstanding, together with accrued interest, to be immediately due and payable. If this happens, Varex may not be able to make those payments or borrow sufficient funds from alternative sources to make those payments. Even if Varex were to obtain additional financing, that financing may be on unfavorable terms.

Varex has significant debt obligations that could adversely affect Varex’s business, profitability and ability to meet its obligations.
        As of July 3, 2020, Varex’s total combined indebtedness was approximately $417.1 million (net of $57.4 million of debt discount and deferred loan costs). The borrowings under Varex’s Credit Agreement bear interest at floating interest rates and borrowings under the Convertible Notes bear interest at a fixed rate of 4.00%. As part of its overall risk management practices, Varex entered into financial derivatives, particularly interest rate swaps designed as cash flow hedges, to hedge the floating LIBOR interest rate on $241.9 million of its debt. As a result, Varex will be exposed to fluctuations in interest rates to the extent of the balance of its borrowings under the LIBOR-based portion of its credit facilities.
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

In addition, Varex’s actual cash requirements in the future may be greater than expected. Varex’s cash flow from operations may not be sufficient to repay all of the outstanding debt as it becomes due, and Varex may not be able to borrow money, sell assets, or otherwise raise funds on acceptable terms, or at all, to refinance Varex’s debt. For example, holders of the Convertible Notes will have the right to require Varex to repurchase all or a portion of the Convertible Notes on the occurrence of a fundamental change at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. Further, if a make-whole fundamental change as defined in the Indenture governing the Convertible Notes occurs prior to the maturity date of the Convertible Notes, Varex will in some cases be required to increase the conversion rate for a holder that elects to convert its Convertible Notes in connection with such make-whole fundamental change. On the conversion of the Convertible Notes, unless Varex elects to deliver solely shares of common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), Varex will be required to make cash payments for the Convertible Notes being converted. However, Varex may not have enough available cash or be able to obtain financing at the time Varex is required to make such repurchases of the Convertible Notes surrendered or pay cash with respect to the Convertible Notes being converted.

Varex may still incur substantially more debt or take other actions that would diminish its ability to make payments on the Convertible Notes when due. Varex’s ability to repay its debt depends on future performance, which is subject to economic, financial, competitive, and other factors beyond our control.

Varex may incur substantial additional debt in the future, subject to the restrictions contained in our current and future debt instruments. We are not restricted under the terms of the Indenture governing the Convertible Notes from incurring additional debt, securing existing or future debt, or taking a number of other actions that could have the effect of diminishing Varex’s ability to make payments on the Convertible Notes when due.

Varex’s ability to pay our debt when due or to refinance our indebtedness, including the Credit Agreement and the Convertible Notes, depends on Varex’s financial condition at such time, the condition of capital markets, and Varex’s future performance, which is subject to economic, financial, competitive, and other factors beyond Varex’s control.

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

        As further described in Item 9A in our Annual Report on Form 10-K, for the fiscal year ended September 27, 2019, at the end of each of fiscal year 2019 and 2018, management determined that Varex’s internal control over financial reporting and its disclosure controls and procedures were not effective and that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified material weaknesses within our risk assessment process and control environment. Management also identified business process control deficiencies which resulted in material weaknesses in the business processes for revenue, inventory and financial close. These material weaknesses resulted in immaterial audit adjustments and out of period adjustments to Varex's consolidated financial statements. Until remediated, these material weaknesses could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected on a timely basis. There can be no assurance that the remedial measures being implemented by Varex's management will be successful. In addition, because of the COVID-19 pandemic, a larger number of Varex’s employees are working remotely, which may make it harder to remediate existing material weaknesses and might make it harder to maintain proper internal controls over financial reporting. If Varex is unable to remediate the material weaknesses, or is otherwise unable to maintain effective internal control over financial reporting or disclosure controls and procedures, Varex's ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected, which could subject Varex to litigation or investigations requiring management resources and payment of legal and other expenses, including civil penalties, negatively affect investor confidence in our financial statements and adversely impact our stock price.

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
        The majority of Varex’s products are manufactured at its facility in Salt Lake City, Utah. Varex’s manufacturing operations are subject to potential power failures, the breakdown, failure, or substandard performance of equipment, the improper installation or operation of equipment, pandemics, and natural or other disasters. Loss or damage to its manufacturing facility due to any of these factors or otherwise could materially and adversely affect Varex’s ability to manufacture sufficient quantities of its products or otherwise deliver products to meet customer demand or contractual requirements, which may result in a loss of revenue and other adverse business consequences. Because of the time required to obtain regulatory approval and licensing of a manufacturing facility, Varex may not be available on a timely basis to replace any lost manufacturing capacity. The occurrence of these or any other operational issues at Varex’s manufacturing facilities could have a material and adverse effect on Varex’s business, financial condition, and results of operations.
        Some of Varex’s products are manufactured in Wuxi, China; Walluf, Germany; Heerlen and Dinxperlo, the Netherlands; and Calamba City, Philippines, which are subject to similar risks but may also face additional regulatory and political risks, which could impact Varex’s ability to manufacture and ship products in a timely manner or at all. Varex also manufactures security products in Las Vegas, Nevada, and these operations are also subject to potential power failures, the breakdown, failure, or substandard performance of equipment, the improper installation or operation of equipment, earthquakes, and other disasters, all of which could materially and adversely affect Varex’s ability to deliver products to meet customer demand. In addition, Varex’s costs associated with manufacturing its products can vary significantly from quarter to quarter, and fluctuations thereof may adversely affect its business, operating results, and/or financial condition.
Varex’s results have been and may continue to be affected by continuing worldwide economic instability, including changes in foreign currency exchange rates and fluctuations in the price of crude oil and other commodities.
        The global economy has been impacted by a number of economic and political factors. In many markets, these conditions have shrunk capital equipment budgets, slowed decision-making and made it difficult for Varex’s customers and vendors to accurately forecast and plan future business activities. This, in turn, has caused Varex’s customers to be more cautious with, and sometimes freeze, delay, or dramatically reduce purchases and capital project expenditures. Some countries have adopted and may in the future adopt austerity or stimulus programs that could negatively affect Varex’s results from period to period. In addition, actions taken by the current U.S. administration may also create global economic uncertainty, which may cause our customers to reduce their spending, which, in turn, could adversely affect our business, financial condition, operating results, and cash flows. An uncertain economic environment may also disrupt supply or affect our service business, as customers’ constrained budgets may result in pricing pressure, extended warranty provisions, and even cancellation of service contracts.
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

        In the past year, Varex's stock price has ranged from a low of $14.27 to a high of $33.00. Varex cannot guarantee that an active trading market will be sustained for its common stock. Nor can Varex predict the prices at which shares of its common stock may trade. Varex has experienced and expects in the future to experience fluctuations in its operating results, including revenues and margins, from period to period. These fluctuations may cause Varex’s stock price to be volatile, which could cause losses for its stockholders.
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
        Anti-corruption laws and regulations. Varex is subject to the U.S. Foreign Corrupt Practices Act and anti-corruption laws, as well as similar laws in foreign countries, such as the U.K. Bribery Act. In general, there is a worldwide trend to strengthen anti-corruption laws and their enforcement, and the healthcare industry and medical equipment manufacturers have been particular targets of these investigation and enforcement efforts. Any violation of these laws by Varex or its agents or distributors could create substantial liability for Varex, subject its officers and directors to personal liability, and cause a loss of reputation in the market. Varex operates in many countries, including India and China, where the public sector is often perceived as being corrupt. Varex’s strategic business plans include expanding its business in regions and countries that are rated as higher risk for corruption activity by Transparency International e.V., an international non-profit that publishes an annual corruption perception index. Becoming familiar with and implementing the infrastructure necessary to comply with laws, rules, and regulations applicable to new business activities and mitigating and protecting against corruption risks could be costly. Failure by Varex or its agents or distributors to comply with these laws, rules, and regulations could delay its expansion into high-growth markets and could materially and adversely affect its business. Varex will likely do more business, directly and potentially indirectly, in countries where the public sector is perceived to be corrupt. Increased business in higher-risk countries could subject Varex and its officers and directors to increased scrutiny and increased liability from its business operations.
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

Conversion of the Convertible Notes may dilute the ownership interest of Varex’s stockholders or may otherwise depress the market price of Varex’s common stock.

The conversion of the Convertible Notes may dilute the ownership interests of Varex’s stockholders. On conversion of the Convertible Notes, Varex has the option to pay or deliver, as the case may be, cash, shares of common stock, or a combination of cash and shares of common stock. If Varex elects to settle our conversion obligation in shares of common stock or a combination of cash and shares of common stock, any sales of Varex common stock issuable on such conversion could adversely affect prevailing market prices of Varex’s common stock. In addition, the existence of the Convertible Notes may encourage short selling by market participants because the conversion of the Convertible Notes could be used to satisfy short positions, or anticipated conversion of the Convertible Notes into shares of Varex’s common stock, any of which could depress the market price of Varex’s common stock.

The conditional conversion feature of the Convertible Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditions for optional conversion of the Convertible Notes by holders are met before the close of business on the business day immediately preceding June 1, 2025, holders of the Convertible Notes will be entitled to convert the Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless Varex elects to satisfy our conversion obligation by delivering solely shares of common stock (other than paying cash in lieu of delivering any fractional share), Varex may settle all or a portion of its conversion obligation in cash, which could adversely affect Varex’s liquidity. In addition, even if holders do not elect to convert their Convertible Notes, Varex could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of Varex net working capital and may seriously harm Varex’s business.

Varex entered into certain hedging positions that may affect the value of the Convertible Notes and the volatility and value of Varex’s common stock.

In connection with the issuance of the Convertible Notes, Varex entered into certain convertible note hedge transactions. These hedge transactions are expected generally to reduce potential dilution of our common stock on any conversion of the Convertible Notes or offset any cash payments we are required to make in excess of the principal amount of such converted Convertible Notes, as the case may be, with such reduction or offset subject to a cap. The counterparties to these hedging positions or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to Varex’s common stock or purchasing or selling Varex’s common stock in secondary market transactions prior to the maturity of the Convertible Notes (and are likely to do so during any observation period related to a conversion of Convertible Notes or following any repurchase of Convertible Notes by Varex on any fundamental change repurchase date or otherwise). This activity could cause or avoid an increase or a decrease in the market price of Varex common stock or the Convertible Notes. In addition, if any such hedging positions fail to become effective, the counterparties to these hedging positions or their respective affiliates may unwind their hedge positions, which could adversely affect the value of Varex common stock.

Certain provisions in Varex’s Amended and Restated Certificate of Incorporation, its Amended and Restated Bylaws, its Indenture, and of Delaware law, may prevent or delay an acquisition of Varex, which could decrease the trading price of Varex’s common stock.
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
Furthermore, certain provisions in Varex’s Indenture governing the Convertible Notes may make it more difficult or expensive for a third party to acquire Varex. For example, the Indenture requires Varex, at the holders’ election, to repurchase the Convertible Notes for cash on the occurrence of a fundamental change and, in certain circumstances, to increase the conversion rate for a holder that converts its Convertible Notes in connection with a make-whole fundamental change. A takeover of Varex may trigger the requirement that we repurchase the Convertible Notes or increase the conversion rate, which could make it costlier for a third party to acquire Varex. Varex’s Indenture also prohibits Varex from engaging in a merger or acquisition unless, among other things, the surviving entity assumes the obligations under the Convertible Notes and Varex’s Indenture. These and other provisions in Varex’s Indenture could deter or prevent a third party from acquiring Varex even when the acquisition may be favorable to holders of the Convertible Notes or Varex’s stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 24, 2020, the Company issued 0.3 million shares of its common stock to certain former shareholders of Direct Conversion AB (publ) (“Direct Conversion”) pursuant to the purchase agreement. The Company's shares were issued as part of the purchase price of Direct Conversion as part of the deferred consideration pursuant to the purchase agreement. In issuing these shares, the Company relied on the exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, (the “Securities Act”), Rule 506 of Regulation D, and/or Regulation S promulgated under the Securities Act. Information relating to the issuance of these shares was provided in the Company’s Amended Current Report on Form 8-K/A filed with the Securities and Exchange Commission on April 29, 2020 and is incorporated by reference.

On June 9, 2020, the Company issued an aggregate of $200 million principal amount of its 4.00% Convertible Senior Notes due 2025 in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The Convertible Notes are convertible into shares of the Company’s common stock on the terms set forth in the Indenture entered into by and among the Company and Wells Fargo Bank, National Association, as trustee on June 9, 2020. Information relating to the issuance of the Convertible Notes was provided in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2020 and is incorporated by reference.

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

4.1
Indenture, dated June 9, 2020, by and among Varex Imaging Corporation and Wells Fargo Bank, National Association, as Trustee, including form of 4.00% Convertible Senior Notes due 2025 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 9, 2020).

10.1
Amendment No. 6 to Credit Agreement dated June 3, 2020 between Varex Imaging Corporation, Bank of America, N.A., as administrative agent, and the lenders and guarantors party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 4, 2020).

10.2
Form of Base Convertible Bond Hedge Confirmation, dated June 4, 2020, between Varex Imaging Corporation and each of the counterparties thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 9, 2020).

10.3
Form of Base Warrant Confirmation, dated June 4, 2020, between Varex Imaging Corporation and each of the counterparties thereto (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed June 9, 2020).

10.4
Form of Additional Convertible Bond Hedge Confirmation, dated June 5, 2020, between Varex Imaging Corporation and each of the counterparties thereto (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed June 9, 2020).

10.5
Form of Additional Warrant Confirmation, dated June 5, 2020, between Varex Imaging Corporation and each of the Counterparties (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed June 9, 2020).

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

VAREX IMAGING CORPORATION

Date:	August 14, 2020	By:	/s/ SHUBHAM MAHESHWARI
Shubham Maheshwari
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)