Form 10-K
period 2020-10-02
Varex Imaging Corp
filed 2020-11-30
CIK 1681622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-K
 ____________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended October 2, 2020
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
☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of April 3, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of the registrant’s common stock held by non-affiliates of the registrant (based upon the closing sale price of such shares on the NASDAQ Global Select Market on April 3, 2020) was approximately $597.5 million. Shares of the registrant’s common stock held by the registrant’s executive officers and directors and by each entity that owned 10% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of November 3, 2020, there were 39.2 million shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Portions of registrant’s proxy statement relating to registrant’s 2021 annual meeting of stockholders have been incorporated by reference in Part III of this annual report on Form 10-K.

VAREX IMAGING CORPORATION

Forward-Looking Statements

    This Annual Report on Form 10-K (this “Annual Report”), including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a "safe harbor" for statements about future events, products and financial performance that are based on the beliefs of, estimates made by, and information currently available to the management of Varex Imaging Corporation (“we,” “our,” “us,” the “Company,” “Varex,” or “Varex Imaging”). Actual results and the outcome or timing of certain events described in these forward-looking statements are subject to risk and uncertainties and may differ significantly from those projected in these forward-looking statements. Important factors that could cause our actual results and financial condition to differ significantly from those projections or expectations include, among other things, the risks described in the Summary of Principal Risk Factors below and further described in the Risk Factors listed under Part I, Item 1A of this Annual Report, MD&A and other factors described from time to time in our other filings with the U.S. Securities and Exchange Commission (the “SEC”), or other reasons.

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

Summary of Principal Risk Factors

Investing in our common stock involves risks. See Item 1A. “Risk Factors” beginning on page 14 of this Annual Report for a discussion of the following principal risks and other risks that make an investment in Varex speculative or risky:
•Our operations, cash flow, and financial position, and the demand for our security, industrial and inspection products, have been adversely impacted, and in the future could continue to be adversely impacted by the coronavirus (COVID-19) pandemic and associated economic disruptions.
•We sell products and services to a limited number of OEM customers, many of which are also competitors, and a reduction in or loss of business of one or more of these customers may materially reduce our sales.
•We may not be able to accurately predict customer demand for our products, which is subject to matters beyond our control
•We compete in highly competitive markets, and we may lose business to our customers or other companies with greater resources or the ability to develop more effective technologies, or we could be forced to reduce our prices.
•Our success depends on the successful development, introduction, and commercialization of new generations of products and enhancements to or simplifications of existing product lines.
•Changes in import/export regulatory regimes and tariffs could continue to negatively impact our business.
•A disruption at our manufacturing facilities, as well as fluctuating manufacturing costs, could materially and adversely affect its business.
•The loss of a supplier or any inability to obtain supplies of important components could restrict our ability to manufacture products, cause product delivery delays, or significantly increase costs.
•Our international manufacturing operations subject us to volatility and other risks, including high security risks, which could result in harm to our employees and contractors or substantial costs.
•Warranty claims may materially and adversely affect our business.
•Product defects or misuse may result in material product liability or professional errors and omissions claims, litigation, investigation by regulatory authorities, or product recalls that could harm our future revenues and require us to pay material uninsured claims.
•Our competitive position would be harmed if we are not able to maintain our intellectual property rights and protecting our intellectual property can be costly.
•Disruption of critical information systems or material breaches in the security of our systems may materially and adversely affect our business and customer relations.
•Compliance with laws and regulations across the globe applicable to the marketing, manufacture, and distribution of our products may be costly, and failure to comply may result in significant penalties and other harm to our business.

•We identified material weaknesses in our internal control over financial reporting which, if not remediated appropriately or timely, could result in loss of investor confidence and adversely impact our stock price.
•Conversion of our Convertible Notes may dilute the ownership interest of Varex’s stockholders or may otherwise depress the market price of Varex’s common stock.
•We have significant debt obligations that could adversely affect our business, profitability and ability to meet our obligations.
•Our ABL Credit Facility and our indentures impose significant operating and financial restrictions that may limit current and future operating flexibility, and make it difficult to respond to economic or industry changes or to take certain actions, which could harm our long-term interest.
•Potential indemnification liabilities to Varian could materially and adversely affect our business, financial condition, results of operations, and cash flows.

PART I

Item 1. Business
Overview
    Varex Imaging Corporation is a leading innovator, designer and manufacturer of X-ray tubes, digital detectors, linear accelerators and other image software processing solutions, which are mission critical components of a variety of X-ray based diagnostic imaging equipment. These products are used in medical imaging as well as in industrial and security imaging applications such as general X-ray, computed tomography (“CT”), C-arms, angiography, fluoroscopy, mammography, and dental. In addition, our components are also used in security and quality inspection systems, as well as for analysis and measurement applications in industrial manufacturing applications. Global original equipment manufacturers (“OEMs”) incorporate our X-ray imaging components in their systems to detect, diagnose, protect and inspect. Varex has approximately 2,000 full-time employees, located at manufacturing and service center sites in North America, Europe, and Asia.

Founded as a Delaware corporation in July 2016, Varex was established as an independent publicly traded company in January 2017 as a result of its spin-off from Varian Medical Systems, Inc. (“Varian”). We expanded our business in May 2017, when we acquired certain assets of PerkinElmer, Inc. (“PKI”) relating to digital detectors that serve as components for medical and industrial X-ray imaging systems. In April 2019, we acquired approximately 98% of Direct Conversion AB (publ), a manufacturer and marketer of linear array digital detectors utilizing direct conversion and photon counting technology.

Our products are sold worldwide in three geographic regions: the Americas, EMEA, and APAC. The Americas includes North America and South America. EMEA includes Europe, Russia, the Middle East, India and Africa. APAC includes Asia (other than India) and Australia. Revenues by region are based on the destination of products being sold.

Our success depends, among other things, on our ability to anticipate and respond to changes in our markets, the direction of technological innovation and the demand from our customers. We continually invest in research and development and employ approximately 500 individuals in product development related activities. Our focus on innovation and product performance along with strong and long-term customer relationships allows us to collaborate with our customers to bring industry-leading products to the X-ray imaging market. We continue to work to improve the life and quality of our imaging components and leverage our scale as one of the largest independent X-ray imaging component suppliers to provide cost-effective solutions for our customers.

Impact of COVID-19

The COVID-19 pandemic and its impact on the global economy has disrupted our business, increased uncertainty in demand for certain medical and industrial products, and increased variability in our supply chain and manufacturing activities. The economic downturn triggered by COVID-19 has led to significantly lower demand from our customers and delays in their equipment installations. In conjunction with this reduced demand and uncertainty beyond the forecast horizon, we evaluated our product offering and decided to discontinue certain low margin, low demand products. As a result, during the third quarter of fiscal year 2020 we took an approximately $15.8 million pre-tax charge for the write-down of associated inventory and restructuring activity, impaired $2.8 million of intangible assets and wrote off a $2.7 million cost investment in a privately-held company.

The COVID-19 pandemic has had a significant effect on hospitals, clinics and outpatient imaging centers as they have encountered declines in surgeries and other non-emergency procedures. In some cases, healthcare facilities have been closed and non-emergency procedures have been deferred. As a result, many hospitals, clinics and outpatient imaging centers have reduced their capital purchases of imaging equipment from OEM’s which has led to lower demand for X-ray imaging components. In addition, reduced usage of certain X-ray equipment has resulted in less demand for replacement components that wear-out with use. Additionally, equipment installations were delayed, due to reduced access to healthcare institutions. Partially offsetting this has been an increased demand for CT and certain radiographic diagnostic imaging equipment used to screen for or assist in the treatment of respiratory diseases (such as COVID-19).

While healthcare systems and economies around the world have begun to reopen, customer demand for our products has not returned to pre-pandemic levels, and the adverse effect of COVID-19 on our results of operations has been significant. While we believe that the drivers for long-term demand in both our medical and industrial segments remain intact, we believe that in the near-term, reduced demand in our industrial segment and for certain higher end medical products will continue to depress our results of operations. While our manufacturing sites are currently up and running, COVID-19 and associated economic disruptions have had an adverse impact on our manufacturing capacity, supply chain and distribution systems, including as a result of impacts associated with preventive and precautionary measures that we, other businesses and governments are taking. Supply chain logistics have also become more challenging and while we have had success in localizing our supply chain through our “local-for-local” initiative, supply chain logistics could remain challenging.

The actions taken to combat COVID-19 have had, and we believe will continue to have, a negative impact on our operating results, cash flows and financial condition. We expect uncertainty related to the COVID-19 pandemic to continue well into calendar year 2021. While we have implemented safeguards and procedures and taken other measures to counter the impact of the COVID-19 pandemic, the full extent to which the COVID-19 pandemic has and will directly or indirectly impact us, including our business, financial condition, and results of operations, will depend on future developments that are highly uncertain and cannot be accurately predicted. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, or local authorities or that we determine are in the best interests of our employees, customers, suppliers, and stockholders.

Operating Segments and Products

Our Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”), evaluates our product groupings and measures our business performance in two reportable operating segments: Medical and Industrial. The segments align our products and service offerings with customer use in medical and industrial markets and are consistent with how the CODM evaluates the business for the allocation of resources. The CODM allocates resources to and evaluates the financial performance of each operating segment primarily based on revenues and gross profit.
Medical

In our Medical business segment, we design, manufacture, sell and service X-ray imaging components, including X-ray tubes, digital detectors, high voltage connectors, image-processing software and workstations, 3D reconstruction software, computer-aided diagnostic software, collimators, automatic exposure control devices, generators, heat exchangers, ionization chambers and buckys (a component of X-ray units that holds X-ray film cassettes). These components are used in a range of medical imaging applications including CT, mammography, oncology, cardiac, surgery, dental, and other diagnostic radiography uses.

Our X-ray imaging components are primarily sold to OEM customers. These OEM customers then design-in our products into their X-ray imaging systems for a variety of medical modalities. A substantial majority of medical X-ray imaging OEMs globally are our customers, and many of these have been our customers for over 25 years. We believe one of the reasons for customer loyalty is that our hardware and software products are tightly integrated with our customers' systems. We work very closely with our customers to create custom built components for their systems based on technology platforms that we have developed. Because our products are often customized for our customers' specific equipment, it can be costly and complex for our customers to switch to another provider. Once our components are designed into our customers' equipment, our customers will typically continue to use us to supply any replacement components and for service and support for that equipment. Some of our products are also included in product registrations for our customers' equipment that require regulatory approval to change. In addition to sales to OEM customers, we sell our products to independent service companies and distributors and directly to end-users for replacement purposes.

We are one of the largest global manufacturers of X-ray components and each year we produce over 27,000 X-ray tubes and 20,000 X-ray detectors. We estimate that our world-wide installed base of products includes more than 150,000 X-ray tubes, 150,000 X-ray detectors, 300,000 connect and control components and 15,000 software instances. Replacement and service of our existing installed base makes up a significant portion of our revenue. Many of our components need to be replaced regularly. For example, CT X-ray tubes generally need to be replaced every 2 to 4 years. In China, the replacement cycle for CT X-ray tubes can be as frequent as every 6 to 12 months due to high utilization of imaging equipment. Other products such as X-ray detectors have a useful life of as much as 7 years, but can require more frequent service and repairs during their useful life. In addition, our detector customers often elect to upgrade products to newer technology before the end of a current product’s useful life. X-ray imaging software is a relatively small part of our business and includes maintenance revenue for software licenses.

The COVID-19 pandemic has had a significant effect on hospitals, clinics and outpatient imaging centers as they have encountered declines in surgeries and other elective procedures. Subsequently, they have reduced their capital purchases of imaging equipment from OEM’s which has led to lower demand for X-ray imaging components. Additionally, equipment installations were delayed, due to reduced access to healthcare institutions. Partially offsetting this has been increased demand for imaging equipment used to diagnose respiratory diseases, such as radiographic X-ray imaging systems and CT imaging systems. The Company expects uncertainty in demand to continue well into calendar year 2021.

In China, the government is broadening the availability of healthcare services. As a result, the number of diagnostic X-ray imaging systems, including CT, has grown significantly. We are developing CT X-ray tubes and related subsystems for Chinese OEMs as they introduce new systems in China. We have entered into multi-year agreements for providing CT tubes to eight medical X-ray imaging OEMs in China. Over the long-term, our objective is to become the partner of choice both for OEMs and in the replacement market as CT systems become more widely adopted throughout the Chinese market. In China, despite a COVID-19 related slowdown in the beginning of the year, demand for our products has returned, and full fiscal year 2020 results for China exceeded our pre-pandemic expectations.

In recent years our growth in China has been impacted by the trade war with the United States. Our business has been impacted in two principal ways: (1) imports of raw materials from China to the U.S. have become more expensive and (2) importing finished U.S. manufactured products into China has become more difficult and expensive. In order to mitigate the impact of tariffs on materials imported from China, we have implemented changes to secure more non-China sources of materials used to manufacture our X-ray imaging products. With respect to imports into China, the additional tariffs imposed by the Chinese government have led to a decrease in sales of radiographic detectors manufactured outside of China. To help address these issues, and to be closer to our global customer base, we continue to expand manufacturing capabilities at our facilities in China, Germany and the Philippines and have implemented local sourcing strategies to lower our costs and offer local content. This local-for-local strategy has been well received by both our local customers as well as global OEMs, and acts as a natural hedge against trade wars and other potential supply chain disruptions.
Industrial

    In our Industrial segment, we design, develop, manufacture, sell and service X-ray imaging products for use in a number of markets, including security applications for cargo screening at ports and borders and baggage screening at airports, and nondestructive testing and inspection applications used in a number of other markets. Our Industrial products include Linatron® X-ray linear accelerators, X-ray tubes, digital detectors and high voltage connectors. In addition, we license proprietary image-processing and detection software designed to work with other Varex products to provide packaged sub-assembly solutions to our Industrial customers. Our Industrial business benefits from the research and development investment as well as manufacturing economies of scale in the Medical side of our business, as we continue to find new applications for our technology. In addition, our Industrial business benefits from long-term service agreements for our Linatron® products.

The security market primarily consists of airport security for carry-on baggage, checked baggage and palletized cargo, as well as cargo security for the screening of trucks, trains and cargo containers at ports and borders. The end customers for border protection systems are typically government agencies, many of which are in oil-based economies and war zones where there has been significant variation in buying patterns.

Non-destructive testing and inspection markets utilize X-ray imaging to scan items for inspection of manufacturing defects and product integrity in a wide range of industries including the aerospace, automotive, electronics, oil and gas, food packaging, metal castings and 3D printing industries. In addition, new applications for X-ray sources are being developed, such as sterilization of food and its packaging. We provide X-ray sources, digital detectors, high voltage connectors and image processing software to OEM customers, system integrators and manufacturers in a variety of these markets. We believe that the nondestructive testing market represents a significant growth opportunity for our business and we are actively pursuing new potential applications for our products.

The economic downturn triggered by the COVID-19 pandemic has reduced the demand for X-ray imaging equipment utilized in the non-destructive testing market as manufacturers have focused on cash preservation and have reduced spending for capital equipment. Additionally, the unprecedented decrease in passenger air traffic has led to decrease in demand in the security market. We expect uncertainty in demand to continue well into the next calendar year.
Customers

    Our customers are primarily large OEMs. Our top five customers, measured by revenue, are Canon Medical Systems Corporation (“Canon”), General Electric Company, Hologic, Inc., Elekta AB, and Varian Medical Systems, Inc., which collectively accounted for approximately 40% of total revenue in fiscal year 2020. Our largest customer, Canon, accounted for approximately 21%, 17% and 18% of our total revenue for fiscal years 2020, 2019, and 2018, respectively, while our ten largest customers as a group accounted for approximately 52%, 51% and 49% of our revenue for fiscal years 2020, 2019 and 2018, respectively.

Competition

The imaging components market is highly competitive. OEMs may choose to develop and manufacture X-ray imaging components in-house or they may choose to out-source to a supplier such as Varex or our competitors. Our success depends upon our ability to anticipate changes in our markets, the direction of technological innovation and the demand from our customers. To remain competitive, we must continually invest in research and development focused on innovation, improve product performance and quality, and continue to reduce the cost of our imaging components. Significant capital investment is required for imaging component manufacturers. We believe we have sufficient manufacturing scale to leverage our high volume to reduce overall costs by spreading fixed costs over more units.

Medical

We often compete with the in-house X-ray tube manufacturing operations of major diagnostic imaging systems companies, which are the primary OEM customers for our Medical products. To effectively compete with these in-house capabilities, we must have a competitive advantage in one or more significant areas, such as innovative technology and greater product performance, better product quality or lower product price. We sell a significant volume of our X-ray tubes to OEM customers that have in-house X-ray tube production capability. In addition, we compete with some OEM customers, such as Canon, Philips Healthcare and other companies who sell X-ray tubes to smaller OEMs and other manufacturers, such as Industria Applicazioni Elettroniche S.p.A, as well as emerging X-ray tube manufacturers in China. High capital costs and mastery of complex manufacturing processes that drive production yield and product life are significant characteristics of the X-ray tubes business.

The market for digital detectors is also highly competitive. We sell our digital detectors to a number of OEM customers that incorporate our detectors into their medical diagnostic, oncology, 3D dental and veterinary imaging systems. Our amorphous silicon based digital detector technology, our photon counting technology and our complementary metal-oxide-semiconductor technology competes with other detector technologies, such as amorphous selenium, charge-coupled devices and variations of amorphous silicon scintillators. We believe that our products provide a competitive advantage due to product quality and performance and lower total cost of ownership over the product lifecycle. In the digital flat panel detector market, we primarily compete against Trixell S.A.S., Canon, Vieworks Co., Ltd., Hamamatsu Corporation, iRay Technology (Shanghai) Limited and Jiangsu CareRay Medical Systems Co., Ltd.

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

Customer Services and Support

We generally warranty our products for 12 to 24 months. In certain cases, the warranty is specified by usage metrics such as number of scans. We provide technical advice and consultation to major OEM customers from our U.S. offices in Utah, California, Nevada, South Carolina, New York and Illinois; and internationally in the Philippines, China, the Netherlands, Germany, France, Sweden, Switzerland, the United Kingdom, Italy and Japan. Our application specialists and engineers make recommendations to meet the customer’s technical requirements within the customer’s budgetary constraints. We often develop specifications for a unique product that will be designed and manufactured to meet a specific customer’s requirements.

Manufacturing and Supplies

We manufacture our products at facilities in Salt Lake City, Utah; Las Vegas, Nevada; Liverpool, New York; Franklin Park, Illinois; Doetinchem and Heerlen, the Netherlands; Walluf and Bremen, Germany; Espoo, Finland; Calamba City, Philippines; and Wuxi, China. These facilities employ state-of-the-art manufacturing techniques and several have been recognized by the press, governments and trade organizations for their commitment to quality improvement. Each of these manufacturing facilities are certified by International Standards Organization (“ISO”) under ISO 9001 (for industrial products) or ISO 13485 (for medical devices). In addition, we have regional service centers in North Charleston, South Carolina; and Willich, Germany. The combined medical and industrial manufacturing infrastructure enables us to leverage production scale to achieve productivity and low cost advantage as well as research and development synergies.

Manufacturing processes at our various facilities include machining, fabrication, subassembly, system assembly and final testing. We have invested in various automated and semi-automated equipment for the fabrication and machining of the parts and assemblies that we incorporate into our products. We may, from time to time, invest further in such equipment. Our quality assurance program includes various quality control measures from inspection of raw materials, purchased parts and assemblies through in-line inspection. In some cases, we outsource the manufacturing of sub-assemblies while still performing system design, final assembly and testing in-house. In such cases, we believe outsourcing enables us to reduce or maintain fixed costs and capital expenditures, while also providing the flexibility to increase production capacity. We purchase material and components from various suppliers that are either standard products or customized to our specifications. Some of the components included in our products may be sourced from a limited group of suppliers or from a single source supplier, such as the wave guides for linear accelerators; transistor arrays and cesium iodide coatings for digital detectors and specialized integrated circuits, X-ray tube targets, housings, bearings and various other components. We require certain raw materials, such as copper, lead, tungsten, iridium, rhenium, molybdenum zirconium, and various high grades of steel alloy for X-ray tubes and industrial products. Worldwide demand, availability and pricing of these raw materials have been volatile, and we expect that availability and pricing will continue to fluctuate in the future.

In the fourth quarter of 2019, we announced the closure of the remainder of our Santa Clara facility and that we would relocate production to other existing facilities. We ceased all operations at the Santa Clara facility as of October 2, 2020 and all activities related to the closure of the facility are expected to be complete by the end of December 2020.

Research and Development

Innovation and developing products, systems and services based on advanced technology is essential to our ability to compete effectively in the marketplace. We maintain a research and development and engineering staff responsible for product design and engineering.

Research and development are primarily conducted domestically at our facilities in Salt Lake City, Utah; San Jose, California; Las Vegas, Nevada; Liverpool, New York; and Franklin Park, Illinois and internationally at our facilities in the Netherlands, Sweden and Germany. Our research and development activities are primarily focused on developing and improving imaging component technology. Current X-ray source development areas include smaller footprint linear accelerators, improvements to tube life and tube stability, reductions of tube noise and tube designs that will enable OEMs to continue to reduce dose delivered, and improve image resolution, cost effectively. In addition, through our joint venture, VEC Imaging Verwaltungsgesellschaft GmbH (“VEC”), we are developing cold cathode nanotube technology. Research in digital detector imaging technology is aimed at developing new panel technologies (such as photon counting) with better dose utilization, improved image quality and materials discrimination, lower product costs and new image processing tools for advanced applications.

Industrial products share some of the same base technology competencies and platforms as medical products and our medical and industrial development teams are therefore co-located in Salt Lake City, San Jose, Doetinchem, Danderyd and Walluf. One of our competitive advantages is that some of the foundational technologies and software components developed for medical applications may also be applicable in industrial components, and vice versa. In addition to these product development synergies, we are also able to realize sourcing, production, service center, and logistics synergies across the different products and market sectors.

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

Unless an exception applies, the FDA requires that the manufacturer of a new medical device or a new indication for use of, or other significant change in, existing currently marketed medical device obtain 510(k) pre-market notification clearance before it can market or sell those products in the United States. The 510(k) clearance process is applicable when the device introduced into commercial distribution is substantially equivalent to a legally marketed device. Obtaining the 510(k) clearance generally takes at least six months from the date an application is filed, but could take significantly longer, and generally requires submitting supporting testing data. After a product receives 510(k) clearance, any modifications or enhancements to a product that could significantly affect its safety or effectiveness, or that would constitute a major change in the intended use of the device, technology, materials, labeling, packaging, or manufacturing process, may require a new 510(k) clearance. The FDA requires each manufacturer to make this determination in the first instance, but the FDA can review any such decision. If the FDA disagrees with the manufacturer’s decision, it may retroactively require the manufacturer to submit a request for 510(k) pre-market notification clearance and may require the manufacturer to cease marketing and recall the product until 510(k) clearance is obtained. The FDA adopted guidance in September 2019 that we expect will increase the number and frequency of clearances for changes made to legally marketed devices. Most of our products are non-classified or Class I medical devices, which do not require 510(k) clearance.

Quality systems. Our manufacturing operations for medical devices, and those of our third-party manufacturers, are required to comply with the FDA’s Quality System Regulation (“QSR”), which addresses a company’s responsibility for product design, testing, and manufacturing quality assurance, and the maintenance of records and documentation. The QSR requires that each manufacturer establish a quality systems program by which the manufacturer monitors the manufacturing process and maintains records that show compliance with FDA regulations and the manufacturer’s written specifications and procedures relating to the devices. QSR compliance is necessary to receive and maintain FDA clearance or approval to market new and existing products. The FDA makes announced and unannounced periodic and ongoing inspections of medical device manufacturers to determine compliance with the QSR. If in connection with these inspections the FDA believes the manufacturer has failed to comply with applicable regulations and/or procedures, it may issue observations that would necessitate prompt corrective action. If FDA inspection observations are not addressed and/or corrective action is not taken in a timely manner and to the FDA’s satisfaction, the FDA may issue a warning letter (which would similarly necessitate prompt corrective action) and/or proceed directly to other forms of enforcement action. Failure to respond timely to FDA inspection observations, a warning letter or other notice of noncompliance and to promptly come into compliance could result in the FDA bringing enforcement action against us, which could include the total shutdown of our production facilities, denial of importation rights to the United States for products manufactured in overseas locations and denial of export rights for U.S. products and criminal and civil fines.

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

A number of countries, including the members of the EU, have implemented or are implementing regulations that would require manufacturers to dispose, or bear certain disposal costs, of products at the end of a product’s useful life and restrict the use of some hazardous substances in certain products sold in those countries. While these regulations could impose a future cost on the Company, the compliance programs are in place to anticipate or establish best estimates of what the potential exposure of such costs could be should they arise.

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

Anti-Corruption Laws and Regulations
We are subject to the U.S. Foreign Corrupt Practices Act and anti-corruption laws, and similar laws in foreign countries, such as the U.K. Bribery Act of 2010 and the law “On the Fundamentals of Health Protection in the Russian Federation”. In general, there is a worldwide trend to strengthen anti-corruption laws and their enforcement, and the healthcare industry and medical equipment manufacturers have been particular targets of these investigation and enforcement efforts. Any violation of these laws by us or our agents or distributors could create a substantial liability for us, subject our officers and directors to personal liability and also cause a loss of reputation in the market.

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

We generally rely on a combination of patents, copyrights, trademarks, trade secret and other laws, and contractual restrictions on disclosure, copying and transferring title, including confidentiality agreements with vendors, strategic partners, co-developers, employees, consultants and other third parties, to protect our proprietary rights in the developments, improvements and inventions that we have originated and which are incorporated in our products or that fall within our fields of interest. As of October 2, 2020, we own over 275 patents issued in the United States, over 400 patents issued throughout the rest of the world and had approximately another 125 patent applications pending with various patent agencies worldwide. The patents and patents issuing from the pending applications generally expire between 2020 and 2039. We intend to file additional patent applications as appropriate. We have trademarks, both registered and unregistered, that are maintained and enforced to provide customer recognition for our products in the marketplace. We also have agreements with third parties that provide for licensing of patented or proprietary technology, including royalty-bearing licenses and technology cross-licenses. These licenses generally can only be terminated for breach. See Item 1A. “Risk Factors - Risks Relating to our Intellectual Property and Information Systems.”

In conjunction with the January 2017 separation from Varian, we entered into an Intellectual Property Matters Agreement with Varian, pursuant to which, among other things, we each granted the other licenses to use certain intellectual property.

Environmental Matters

Our operations and facilities, past and present, are subject to environmental laws, including laws that regulate the handling, storage, transport and disposal of hazardous substances. Certain of those laws impose cleanup liabilities under certain circumstances. In connection with those laws and certain of our past and present operations and facilities, we are obligated to indemnify Varian for 20% of the cleanup liabilities related to prior corporate restructuring activities while a division of Varian and fully indemnify Varian for other liabilities arising from the operations of the business transferred to it as part of those activities. Those include facilities sold as part of Varian’s electron devices business in 1995 and thin film systems business in 1997. The U.S. Environmental Protection Agency (“EPA”) or third parties have named Varian as a potentially responsible party under the amended Comprehensive Environmental Response Compensation and Liability Act of 1980 (“CERCLA”), at sites to which Varian or the facilities of the businesses sold in 1995 and 1997 were alleged to have shipped waste for recycling or disposal (the “CERCLA sites”). We anticipate that we will be obligated to reimburse Varian for 20% of the liabilities of Varian related to these CERCLA sites (after adjusting for any insurance proceeds or tax benefits received by Varian). In connection with the CERCLA sites, to date Varian has been required to pay only a small portion of the total cleanup costs and we anticipate that any reimbursement to Varian in the future will not be material. As of October 2, 2020, we had an existing environmental liability of approximately $0.9 million related to the CERCLA sites.

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

Human Capital Resources

Talent Management

To remain a leading innovator, designer and manufacturer of critical components of X-ray based diagnostic equipment, it is crucial that we continue to attract and retain exceptional talent. Our business results depend on our ability to successfully manage our human capital resources, including attracting, identifying, and retaining key talent. Factors that may affect our ability to attract and retain qualified employees include employee morale, our reputation, competition from other employers, and availability of qualified individuals.

As of October 2, 2020, we had approximately 2,000 full-time and part-time employees worldwide. None of our employees based in the United States are unionized or subject to collective bargaining agreements. Employees based in some foreign countries may, from time to time, be represented by works councils or unions or subject to collective bargaining agreements. We consider our relations with our employees to be good.

As part of our people management strategy, we monitor employee morale and our market reputation. To better understand how to measure the effectiveness of our people management strategy, and to establish a baseline understanding of employee loyalty and retention, we have recently solicited feedback from our employees in the form of an employee net promoter survey. The results of this survey will be aggregated, and we expect to hold meetings with employees to share and discuss areas of improvement. We believe this will be an effective process to inform how future decisions are made to improve employee morale and engagement.

Total Rewards

We invest in our workforce by offering a competitive total rewards package that includes a combination of salaries and wages, health and wellness benefits, equity incentives, retirement benefits, and educational benefits. We strive to offer competitive total rewards package that is responsive to local needs. In the United States., where our largest employee base resides, our benefits for eligible employees have included:

•Affordable health insurance coverage available to full-time employees;
•Tuition reimbursement up to a specified dollar amount on an annual basis;
•Matching contributions to a tax-qualified defined contribution savings ("401K") plan, on a dollar-for-dollar basis up to six percent of the employee’s base compensation;
•An employee assistance program; and
•Training and development programs designed to help employees improve workplace performance.

Approximately 94% of our eligible employees participate in our 401K plan, which positions us as a top performer among similarly situated companies. In addition, in an effort to further align the interests of our employees with our stockholders, we have an equity-based incentive plan that provides for the grant of nonqualified stock options and restricted stock units to directors, officers and other eligible employees. Additionally, to create performance incentives and to encourage share ownership by our employees, we have implemented an employee stock purchase plan, which enables eligible employees to purchase our common stock at a discount through payroll contributions.

Due to the impact of COVID-19 on our business, it was necessary to modify or freeze certain benefits historically provided to our employees, such as 401K plan matching contributions and tuition reimbursements. We plan on reinstating both the 401K matching contributions and tuition reimbursement program in January 2021. Earlier this year, we furloughed certain employees, and when it became clear that the effect of COVID-19 on our business would be more protracted than originally contemplated, we implemented a reduction in force. We provided employees impacted by the reduction in force with severance packages.

Safety and Wellness

The health and safety of our workforce is fundamental to the success of our business. We provide our employees upfront and ongoing safety training to ensure that safety policies and procedures are effectively communicated and implemented. Personal protective equipment is provided to those employees where needed for the employee to safely perform their job function. We have experienced personnel on site at each of our manufacturing locations that are tasked with environmental, health and personal safety education and compliance and, in Salt Lake City, we have an onsite nurse practitioner available to our employees for medical needs.

    Because our business involves the manufacture of physical products, many of our employees are unable to work from home. In an effort to keep our employees safe and to maintain operations during the COVID-19 pandemic, we have implemented a number of new health-related measures, including social-distancing, restrictions on visitors to our facilities, limiting in-person meetings and other gatherings, and providing employees with additional time-off for COVID-19 related absences.

Information Available to Investors

    The Securities and Exchange Commission (“SEC”) maintains an internet site, www.sec.gov, that contains reports, proxy and information statements, and other information regarding the Company and other issuers that file electronically with the SEC. As soon as reasonably practicable after filing with or furnishing to the SEC, we also make the following reports and information available free of charge on the Investors page of our website www.vareximaging.com:

•our annual reports on Form 10-K;
•quarterly reports on Form 10-Q;
•current reports on Form 8-K (including any amendments to those reports); and
•proxy statements.

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

Sunny S. Sanyal, 56, has served as President, Chief Executive Officer, and Director since January 2017. Prior to the separation of Varex from Varian, Sunny served as senior vice president and president of Varian’s Imaging Components business for Varian since February 2014. Prior to joining Varian in 2014, Sunny was chief executive officer of T-System, a privately held company providing information technology solutions and services to hospitals and urgent care facilities. He also served as president of McKesson Provider Technologies, where he led the company to significant market expansion with its clinical software, medical imaging technology, and services solutions. Sunny has held executive positions at GE Healthcare, Accenture, and IDX Systems. He received a Master of Business Administration ("MBA") from Harvard Business School, a Master of Science in industrial engineering from Louisiana State University, and a Bachelor of Engineering in electrical engineering from the University of Bombay.

Shubham Maheshwari, 49, joined Varex as its Chief Financial Officer ("CFO") on July 27, 2020. Shubham (Sam) joins Varex from SiFive, Inc., a leading provider of hardware and software solutions for developing RISC-V based processors and semiconductor chips, where he served as CFO. Before SiFive, Sam served for six years as CFO, and later as CFO and COO, of Veeco Instruments Inc. (Nasdaq: VECO), a manufacturer of semiconductor process equipment. Previous notable positions include Senior Vice President, Finance for semiconductor company Spansion, Inc., where he helped lead the company through its restructuring and IPO in 2010, and more than 10 years in various senior positions, including Vice President of M&A and Corporate Controller, at KLA-Tencor Corp., a global semiconductor equipment company. Sam holds an MBA in Finance from Wharton, and a bachelor’s degree in chemical engineering from the Indian Institute of Technology, Delhi.

Kimberley E. Honeysett, 49, has served as Senior Vice President, General Counsel, and Corporate Secretary since January 2017. Prior to the separation of Varex from Varian, Kim served as vice president and assistant general counsel and assistant corporate secretary for Varian, where she advised Varian’s Board of Directors, executive management and corporate functions, including business development, investor relations, human resources, information technology and was responsible for corporate governance, general compliance matters, litigation and global subsidiary governance. Prior to joining Varian in 2005, Kim served as group director, legal affairs at Siebel Systems, Inc., an enterprise software company, and as an associate with the law firm Brobeck, Phleger & Harrison LLP. Kim holds a juris doctor degree from Cornell Law School and a bachelor’s degree in communications from the University of California, Los Angeles.

Brian W. Giambattista, 61, has served as Senior Vice President, and General Manager - X-ray Detectors since May 2017 and joined Varex after the acquisition of the PerkinElmer Medical Imaging business. He has nearly 30 years of experience in the industry, having held various management and engineering roles at PerkinElmer and General Electric, and received his doctorate degree in physics from the University of Virginia.

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
Item 1A. Risk Factors
    The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. Although the risk factors described below are the ones management deems material, additional risks and uncertainties not presently known to us or that we presently deem not material may also adversely affect our business operations. If any of the following risks or additional risks and uncertainties actually occur, our business, operating results, and financial condition could be adversely affected.

Risks Relating to Our Business
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
    Varex had one customer during fiscal year 2020 that accounted for 21% of its revenue. Varex’s ten largest customers as a group accounted for approximately 52%, 51% and 49% of its revenue for fiscal years 2020, 2019 and 2018, respectively.
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
    Varex’s ability to successfully develop and introduce new products and product enhancements and simplifications, and the revenues and costs associated with these efforts, are affected by Varex’s ability to, among other things:
•properly identify customer needs or long-term customer demands;
•prove the feasibility of new products;
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
Varex conducts business globally. Revenues generated from customers located outside the United States accounted for approximately 66%, 65% and 65% of Varex’s total revenues during fiscal years 2020, 2019, and 2018, respectively. As a result, Varex must provide significant service and support globally. Varex intends to continue to expand its presence in international markets and expects to expend significant resources in doing so. Varex cannot be sure that it will be able to meet its sales, service, and support objectives or obligations in these international markets or recover its investment in these international markets. Varex’s future results could be harmed by a variety of factors, including:
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

Risks Relating to the Manufacture of our Products

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
Some of Varex’s products are manufactured in Wuxi, China; Walluf, Germany; Heerlen and Doetinchem, the Netherlands; and Calamba City, Philippines, which are subject to similar risks but may also face additional regulatory and political risks, which could impact Varex’s ability to manufacture and ship products in a timely manner or at all. Varex also manufactures security products in Las Vegas, Nevada, and these operations are also subject to potential power failures, the breakdown, failure, or substandard performance of equipment, the improper installation or operation of equipment, earthquakes, and other disasters, all of which could materially and adversely affect Varex’s ability to deliver products to meet customer demand. In addition, Varex’s costs associated with manufacturing its products can vary significantly from quarter to quarter, and fluctuations thereof may adversely affect its business, operating results, and/or financial condition.
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

Risks Relating to our Intellectual Property and Information Systems

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

Risks Relating to Our Legal and Regulatory Environment

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

    Varex prepares its financial statements in accordance with GAAP. These principles are subject to interpretation by the FASB, American Institute of Certified Public Accountants, the SEC, and various other regulatory and/or accounting bodies. New accounting pronouncements, or a change in interpretations of, or its application of, existing principles can have a significant effect on Varex’s reported results and may even affect its reporting of transactions completed before a change is announced. In addition, when Varex is required to adopt new accounting standards, Varex’s methods of accounting for certain items may change, which could cause its results of operations to fluctuate from period to period, make it more difficult to compare its financial results to prior periods, and could cause Varex to delay required filings under the Exchange Act.
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
    Varex is subject to environmental laws around the world. These laws regulate many aspects of its operations, including its handling, storage, transport, and disposal of hazardous substances, such as the chemicals and materials that Varex uses in the course of its manufacturing operations. They can also impose cleanup liabilities, including with respect to discontinued operations. As a consequence, Varex can incur significant environmental costs and liabilities, some recurring and others not recurring. Although it follows procedures intended to comply with existing environmental laws, Varex, like other businesses, may mishandle or inadequately manage hazardous substances used in its manufacturing operations and can never completely eliminate the risk of contamination or injury from certain materials that it uses in its business and, therefore, it cannot completely eliminate the prospect of resulting claims and damage payments. Varex may also be assessed fines and/or other penalties for failure to comply with environmental laws and regulations. Insurance has provided coverage for portions of cleanup costs resulting from historical occurrences, but Varex does not expect to maintain insurance coverage for costs or claims that might result from any future contamination.
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

As a public company, Varex is subject to the reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”), and is required to prepare its financial statements according to the rules and regulations required by the SEC. The Exchange Act requires that Varex file annual, quarterly, and current reports. Varex’s failure to prepare and disclose this information in a timely manner or to otherwise comply with applicable law could subject it to penalties under federal securities laws, cause it to be out of compliance with applicable stock exchange listing requirements, and expose it to lawsuits and restrict its ability to access financing. For example, as a result of the delayed filing of our 2019 Annual Report on Form 10-K, we received a notification letter from Nasdaq advising us that we were not in compliance with Nasdaq listing requirements. While we promptly regained compliance with the Nasdaq listing requirements, if we had failed to regain compliance in a timely manner, it would have negatively impacted Varex.

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

As further described in Item 9A in our Annual Report on Form 10-K, for the fiscal year ended October 2, 2020, management determined that Varex’s internal control over financial reporting and its disclosure controls and procedures were not effective and that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified material weaknesses within our risk assessment process and control environment, which in turn, contributed to additional material weaknesses related to (1) inventory and cost of sales, and (2) financial reporting. Until remediated, these material weaknesses could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected on a timely basis. There can be no assurance that the remedial measures being implemented by Varex's management will be successful. In addition, because of the COVID-19 pandemic, a larger number of Varex’s employees are working remotely, which may make it harder to remediate existing material weaknesses and might make it harder to maintain proper internal controls over financial reporting. If Varex is unable to remediate the material weaknesses, or is otherwise unable to maintain effective internal control over financial reporting or disclosure controls and procedures, Varex's ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected, which could subject Varex to litigation or investigations requiring management resources and payment of legal and other expenses, including civil penalties, negatively affect investor confidence in our financial statements and adversely impact our stock price.

Risks Relating to Our Indebtedness

Varex has significant debt obligations that could adversely affect its business, profitability and ability to meet its obligations.

As of October 2, 2020, Varex’s total combined indebtedness was approximately $511.3 million. The borrowings under Varex’s unsecured convertible senior notes due 2025 (the “Convertible Notes”) bear interest at a fixed rate of 4.00% and borrowings under Varex’s senior secured notes due 2027 (the “Senior Secured Notes”) bear interest at a fixed rate of 7.875%.

Varex's debt could potentially have important consequences to Varex and its investors, including:

•limiting Varex’s flexibility in planning for, or reacting to, changes in its business and the industry; and
•limiting Varex’s ability to borrow additional funds as needed or increasing the costs of any such borrowing.
•make it more difficult for us to satisfy our obligations, including our debt obligations;
•increase our vulnerability to adverse economic and general industry conditions, including interest rate fluctuations, because a portion of our borrowings are and will continue to be at variable rates of interest;
•require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, which would reduce the availability of our cash flow from operations to fund working capital, capital expenditures or other general corporate purposes;
•place us at a disadvantage compared to competitors that may have proportionately less debt; and
•limit our ability to obtain additional debt or equity financing due to applicable financial and restrictive covenants in our debt agreements.

If Varex’s cash requirements in the future are greater than expected, its cash flow from operations may not be sufficient to repay all of the outstanding debt as it becomes due, and Varex may not be able to borrow money, sell assets, or otherwise raise funds on acceptable terms, or at all, to refinance Varex’s debt. For example, holders of the Convertible Notes will have the right to require Varex to repurchase all or a portion of the Convertible Notes on the occurrence of a fundamental change at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. Further, if a make-whole fundamental change as defined in the Indenture governing the Convertible Notes occurs prior to the maturity date of the Convertible Notes, Varex will in some cases be required to increase the conversion rate for a holder that elects to convert its Convertible Notes in connection with such make-whole fundamental change. On the conversion of the Convertible Notes, unless Varex elects to deliver solely shares of common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), Varex will be required to make cash payments for the Convertible Notes being converted. However, Varex may not have enough available cash or be able to obtain financing at the time Varex is required to make such repurchases of the Convertible Notes surrendered or pay cash with respect to the Convertible Notes being converted.

Despite our substantial indebtedness, we may still be able to incur significantly more debt. This could intensify the risks described above.

We and our subsidiaries may be able to incur substantial indebtedness in the future. As of October 2, 2020, we had approximately $100 million of additional available borrowing capacity (subject to borrowing base availability) under the new revolving credit agreement that we entered into on September 30, 2020 (the “Asset-Based Loan”, or "ABL Facility"). In addition to any amounts that might be available to us for borrowing under the ABL Facility, subject to certain conditions, we will have the right to request an increase of aggregate commitments under the ABL Facility by an aggregate amount of up to $75 million by obtaining additional commitments either from one or more of the lenders under the ABL Facility or other lending institutions.

Although the ABL Facility and the indenture governing our Senior Secured Notes contain restrictions on our and our subsidiaries’ ability to incur additional indebtedness, these restrictions are subject to a number of important qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. Furthermore, the covenants in the indenture governing our Convertible Notes do not restrict the incurrence of indebtedness by the company or any of its subsidiaries, and the covenants that may be contained in any future debt instruments could allow us to incur a significant amount of additional indebtedness.

The more leveraged we become, the more we, and in turn holders of our notes, will be exposed to certain risks described above under “— Varex has significant debt obligations that could adversely affect its business, profitability and ability to meet its obligations.”

The ABL Facility and the indenture governing our Senior Secured Notes impose significant operating and financial restrictions that may limit our current and future operating flexibility, particularly our ability to respond to changes in the economy or our industry or to take certain actions, which could harm our long term interests and may limit our ability to make payments on the notes.

Our ABL Facility and the indenture governing our Senior Secured Notes impose significant operating and financial restrictions on us.

These restrictions limit our ability, among other things, to:
•incur, assume or permit to exist additional indebtedness (including guarantees thereof);
•pay dividends or certain other distributions on our capital stock or repurchase our capital stock or prepay subordinated indebtedness;
•prepay, redeem or repurchase certain debt;
•issue certain preferred stock or similar equity securities;
•incur liens on assets;
•make certain loans, investments or other restricted payments;
•allow to exist certain restrictions on the ability of our restricted subsidiaries to pay dividends or make other payments to us;
•engage in transactions with affiliates;
•alter the business that we conduct; and
•sell certain assets or merge or consolidate with or into other companies.

As a result of these restrictions, we may be:
•limited in how we conduct our business;
•unable to raise additional debt or equity financing to operate during general economic or business downturns; or
•unable to compete effectively or to take advantage of new business opportunities.

A breach of the covenants under the indenture governing our Senior Secured Notes or the ABL Facility could result in an event of default under the applicable indebtedness. Such a default, if not cured or waived, may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt that is subject to an applicable cross-acceleration or cross-default provision. In addition, an event of default under the ABL Facility would permit the lenders under the ABL Facility to terminate all commitments to extend further credit under the ABL Facility. Furthermore, if we were unable to repay the amounts due and payable under the ABL Facility, those lenders could proceed against the collateral securing such indebtedness. In the event our lenders or holders of the notes offered hereby accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness.

Our ability to continue to have the necessary liquidity to operate our business may be adversely impacted by a number of factors, including uncertain conditions in the credit and financial markets, which could limit the availability and increase the cost of financing. A deterioration of our results of operations and cash flow resulting from decreases in consumer spending, could, among other things, impact our ability to comply with the fixed charge coverage ratio contained in our ABL Facility.

Our historical sources of liquidity to fund ongoing cash requirements include cash flows from operations, cash and cash equivalents, borrowings through our previous credit facility and convertible debt offerings. The sufficiency and availability of credit may be adversely affected by a variety of factors, including, without limitation, the tightening of the credit markets, including lending by financial institutions who are sources of credit for our borrowing and liquidity; an increase in the cost of capital; the reduced availability of credit; our ability to execute our strategy; the level of our cash flows, which will be impacted by customer demand for our products; compliance with a fixed charge coverage ratio that is included in our ABL Facility, interest rate fluctuations and the adverse impact of the COVID-19 outbreak on the U.S. and world-wide economies and on our business. Interest rates in the U.S. generally increased in fiscal 2018 and 2019, but decreased in fiscal 2020. We cannot predict the future level of interest rates or the effect of any increase in interest rates on the availability or aggregate cost of our borrowings. We cannot be certain that any additional required financing, whether debt or equity, will be available in amounts needed or on terms acceptable to us, if at all.

The ABL Facility contains a minimum Fixed Charge Coverage Ratio of 1.00 to 1.00 that is tested when excess availability under the ABL is less than the greater of (i) 10.0% of the Line Cap (the lesser of (a) the aggregate commitments under the ABL Facility and (b) the aggregate borrowing base) and (ii) $7.5 million. If we have to borrow in excess of 10.0% of the Line Cap and $7.5 million, and we do not increase our earnings, we also would be at risk of not being in compliance with the ABL Facility’s fixed charge coverage ratio. Compliance with the fixed charge coverage ratio is dependent on the results of our operations, which are subject to a number of factors including current economic conditions. Adverse developments in the economy, including as a result of the COVID-19 outbreak, could lead to reduced spending by our customers and end-users which could adversely impact our net sales and cash flow, which could affect our ability to comply with the fixed charge coverage ratio. In addition, the ABL Facility contains other affirmative and negative covenants that restrict Varex’s operating and financing activities. These provisions may limit our ability to, among other things, incur future indebtedness, contingent obligations or liens, guarantee indebtedness, make certain investments and capital expenditures, sell stock or assets, pay dividends and consummate certain mergers or acquisitions. Failure to comply with the fixed charge coverage ratio and other covenants, including the requirement to timely deliver financial statements within applicable grace periods, could result in an event of default. Upon an event of default, if the ABL Facility is not amended or the event of default is not waived, the lender could declare all amounts then outstanding, together with accrued interest, to be immediately due and payable. If this happens, Varex may not be able to make those payments or borrow sufficient funds from alternative sources to make those payments. Even if Varex were to obtain additional financing, that financing may be on unfavorable terms.

We may not be able to generate sufficient cash to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness, including the notes. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. If our operating results and available cash are insufficient to meet our debt service obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them, and these proceeds may not be adequate to meet any debt service obligations then due. Any future refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants which could further restrict our business operations. Additionally, the Indenture will limit the use of the proceeds from any disposition of our assets. As a result, the Indenture may prevent us from using the proceeds from such dispositions to satisfy our debt service obligations.

Our credit rating and ability to access well-functioning capital markets are important to our ability to secure future debt financing on acceptable terms. Our credit ratings may not reflect all risks associated with an investment in our secured notes.

Our access to the debt markets and the terms of such access depend on multiple factors including the condition of the debt capital markets, our operating performance and our credit ratings. These ratings are based on a number of factors including an assessment of our financial strength and financial policies. Our borrowing costs will be dependent to some extent on the rating assigned to our debt. However, there can be no assurance that any particular rating assigned to us will remain in effect for any given period of time or that a rating will not be changed or withdrawn by a rating agency if, in that rating agency’s judgment, future circumstances relating to the basis of the rating so warrant. Incurrence of additional debt by us could adversely affect our credit rating. Any disruptions or turmoil in the capital markets or any downgrade of our credit rating could adversely affect our cost of funds, liquidity, competitive position and access to capital markets, which could materially and adversely affect our business operations, financial condition and results of operations. In addition, downgrading the credit rating of our debt securities or placing us on a watch list for possible future downgrading would likely have an adverse effect on the market price of our securities.

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

Risks Relating to Our Common Stock

The trading price of Varex’s common stock may decline or fluctuate significantly and fluctuations in Varex’s operating results, including quarterly revenues, and margins, may cause its stock price to be volatile, which could cause losses for its stockholders.

In the past year, Varex's stock price has ranged from a low of $10.37 to a high of $33.00. Varex cannot guarantee that an active trading market will be sustained for its common stock. Nor can Varex predict the prices at which shares of its common stock may trade. Varex has experienced and expects in the future to experience fluctuations in its operating results, including revenues and margins, from period to period. These fluctuations may cause Varex’s stock price to be volatile, which could cause losses for its stockholders.

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

In the event the conditions for optional conversion of the Convertible Notes by holders are met before the close of business on the business day immediately preceding June 1, 2025, holders of the Convertible Notes will be entitled to convert the Convertible Notes at any time during specified periods at their option. If Varex elects to satisfy our conversion obligation by settling all or a portion of its conversion obligation in cash, it could adversely affect Varex’s liquidity. In addition, even if holders do not elect to convert their Convertible Notes, Varex could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of Varex net working capital and may seriously harm Varex’s business.

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

Liabilities related to Varex’s operations when it was part of Varian, or liabilities associated with its spin-off from Varian, could materially and adversely affect Varex’s business, financial condition, results of operations, and cash flows.

Varex entered into a Separation and Distribution Agreement when it spun off from Varian. The agreement provides for, among other things, indemnification obligations designed to make Varian financially responsible for liabilities allocable to Varian before the spin-off, and to make Varex financially responsible for liabilities allocable to Varex before the spin-off and for information contained in the Varex registration statement that describes the separation, Varex, and the transactions contemplated by the Separation and Distribution Agreement. Varex may be subject to substantial liabilities if it required to indemnify Varian or if Varian is required, but unable, to indemnify Varex. Either of these could negatively affect Varex’s business, financial position, results of operations, and/or cash flows.

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

In addition to our location in Salt Lake City, Utah, our other primary owned facilities are located in Las Vegas, Nevada and Franklin Park, Illinois. Our Las Vegas, Nevada, facility has approximately 5 acres of land and 94,000 square feet of space used for manufacturing, administrative functions and research and development, for our Industrial segments. Our Franklin Park, Illinois, facility has approximately 3 acres of land and approximately 61,000 square feet of space used for manufacturing, administrative functions and research and development, for both our Medical and Industrial segments. Subsequent to the end of fiscal year 2020, construction on our owned facility in Doetinchem, the Netherlands, which is approximately 4 acres and approximately 107,000 square feet, was completed.
Primary leased facilities include approximately 144,000 square feet in Laguna, Philippines, approximately 46,000 square feet in Wuxi, China, approximately 34,000 square feet in Bremen, Germany, approximately 34,000 of square feet in Walluf, Germany and approximately 26,000 square feet in San Jose, California, all of which are used for manufacturing and administrative functions for our Medical and Industrial segments.
Item 3. Legal Proceedings
We are subject to various claims, complaints and legal actions in the normal course of business from time to time. We do not believe we have any currently pending litigation for which the outcome could have a material adverse effect on our operations or financial position. See Item 1A. "Risk Factors - Unfavorable results of legal proceedings could materially and adversely affect Varex's financial results."
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
    Varex's common stock is traded on the NASDAQ Global Select Market (the “NASDAQ”) under the symbol “VREX.”
    Since our inception, we have not paid any cash dividends and have no current plan to pay cash dividends on Varex common stock. As of November 3, 2020, there were 1,576 holders of record of Varex common stock.
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

January 20, 2017 - October 2, 2020
250
200
150
100
50
0
Index Value
01/20/17
03/31/17
09/29/17
03/29/18
09/28/18
03/29/19
09/27/19
04/03/20
10/02/20
Period Ending
VREX US
RUT
DJUSAM

Item 6. Selected Financial Data
    In January 2017, we separated from Varian. Prior to the date of separation, the financial statements were prepared on a stand-alone basis and derived from Varian’s consolidated financial statements as we operated as part of Varian.
    The following data, in so far as it relates to each of the fiscal years from 2016 through 2020, has been derived from annual consolidated financial statements, including the consolidated balance sheets at October 2, 2020 and September 27, 2019 and the related consolidated statements of (loss) earnings, of comprehensive (loss) earnings, and of cash flows for the fiscal years 2020, 2019 and 2018 and notes thereto appearing elsewhere herein. In addition, the following financial data should be read in conjunction with our consolidated financial statements and the accompanying notes and the MD&A included elsewhere herein.

Summary of Operations:	Fiscal Years
(In millions, except per share amounts)	2020	2019	2018	2017(1)	2016
Revenues	$738.3	$780.6	$773.4	$698.1	$620.1
Gross profit	$190.2	$256.7	$253.9	$253.5	$248.4
(Loss) earnings before taxes	(72.6)	21.5	25.7	74.8	105.0
Taxes on (loss) earnings	(15.2)	5.7	(2.6)	22.8	36.0
Net (loss) earnings	(57.4)	15.8	28.3	52.0	69.0
Less: Net earnings attributable to noncontrolling interests	0.5	0.3	0.8	0.4	0.5
Net (loss) earnings attributable to Varex	$(57.9)	$15.5	$27.5	$51.6	$68.5
(Loss) earnings per share attributable to Varex
(Loss) earnings per share - basic	$(1.49)	$0.41	$0.73	$1.37	$1.83
(Loss) earnings per share - diluted	$(1.49)	$0.40	$0.72	$1.36	$1.82
Financial Position at Fiscal Year End:
Working capital	$361.4	$263.3	$306.1	$343.5	$282.1
Total assets	1,139.5	1,038.9	987.9	1,040.1	622.4
Total debt (excluding current maturities, net of deferred costs)	452.8	364.4	364.8	463.9	—
(1)    The summary of operations for fiscal year 2017 includes operating results from the Acquired Detector Business for the period from May 1, 2017 through September 29, 2017.

Selected Quarterly Financial Data (Unaudited)
    The following table sets forth selected financial data from our unaudited quarterly consolidated statements of (loss) earnings for the eight quarters ended fiscal year 2020. The information for each quarter has been derived from unaudited consolidated financial statements and in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the unaudited interim periods and includes certain reclassifications and rounding differences. The quarterly data should be read together with our consolidated financial statements and related notes appearing elsewhere in this annual report.

	Fiscal Year 2020
(In millions, except per share amounts, unaudited)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Total revenues	$200.1	$197.0	$171.2	$170.0	$738.3
Gross profit	$61.1	$57.6	$26.3	$45.2	$190.2
Net (loss)	$(1.2)	$(1.8)	$(28.2)	$(26.2)	$(57.4)
Net (loss) attributable to Varex	$(1.3)	$(1.9)	$(28.3)	$(26.4)	$(57.9)
(Loss) per share - basic	$(0.03)	$(0.05)	$(0.73)	$(0.68)	$(1.49)
(Loss) per share - diluted	$(0.03)	$(0.05)	$(0.73)	$(0.68)	$(1.49)

	Fiscal Year 2019
(In millions, except per share amounts, unaudited)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Total revenues	$185.7	$195.8	$196.7	$202.4	$780.6
Gross profit	$60.0	$64.4	$60.7	$71.6	$256.7
Net earnings (loss)	$3.0	$5.9	$(1.3)	$8.2	$15.8
Net earnings (loss) attributable to Varex	$3.0	$5.8	$(1.4)	$8.1	$15.5
Earnings (loss) per share - basic	$0.08	$0.15	$(0.04)	$0.21	$0.41
Earnings (loss) per share - diluted	$0.08	$0.15	$(0.04)	$0.21	$0.40

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Basis of Presentation
    We became an independent publicly-traded company in January 2017 following our separation from Varian and subsequent distribution of shares of our common stock to Varian stockholders.
The following discussion and analysis contains forward-looking statements relating to future events or our future financial or operating performance that involve risks and uncertainties, as set forth above under "Forward-Looking Statements." Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors described in this Annual Report on Form 10-K.
Our Business

     Varex Imaging Corporation is a leading innovator, designer and manufacturer of X-ray tubes, digital detectors, linear accelerators and other image software processing solutions, which are mission critical components of a variety of X-ray based diagnostic imaging equipment. These products are used in medical imaging as well as in industrial and security imaging applications such as general X-ray, computed tomography (“CT”), C-arms, angiography, fluoroscopy, mammography, and dental. In addition, our components are also used in security and quality inspection systems, as well as for analysis and measurement applications in industrial manufacturing applications. Global original equipment manufacturers (“OEMs”) incorporate our X-ray imaging components in their systems to detect, diagnose, protect and inspect. As of October 2, 2020, we had approximately 2,000 full-time equivalent employees, located at manufacturing and service center sites in North America, Europe, and Asia.

Our products are sold in three geographic regions: the Americas, EMEA, and APAC. The Americas includes North America (primarily the United States) and Latin America. EMEA includes Europe, Russia, the Middle East, India and Africa. APAC includes Asia and Australia. Revenues by region are based on the known final destination of products sold.

Our success depends, among other things, on our ability to anticipate and respond to changes in our markets, the direction of technological innovation and the demands of our customers. We continue to invest in research and development and employ approximately 500 individuals in product development. Combining this focus on innovation and product performance with strong long-term customer relationships allows us to collaborate with our customers to bring industry-leading products to the X-ray imaging market. We continue to work to improve the life and quality of our imaging components and leverage our scale as one of the largest independent X-ray imaging component suppliers to provide cost-effective solutions for our customers.

Impact of COVID-19

The unprecedented nature of the COVID-19 pandemic and its impact on the global economy has created a disruption to our business that includes increased uncertainty in demand for certain products for medical and industrial applications, as well as increased variability in our supply chain and manufacturing productivity. The economic downturn triggered by COVID-19 has led to significantly lower demand from our customers and delays in equipment installations. In conjunction with this reduced forecast and uncertainty beyond the forecast horizon, we evaluated our product offering and decided to discontinue certain low margin, low demand products. As a result, during the third quarter of fiscal year 2020 we took an approximately $15.8 million pre-tax non-cash charge for the write-down of associated inventory and restructuring activity, impaired $2.8 million of intangible assets and wrote off a $2.7 million cost investment in a privately-held company.

The COVID-19 pandemic has had a significant effect on hospitals, clinics and outpatient imaging centers as they have encountered declines in surgeries and other non-emergency procedures. In some cases, certain healthcare facilities have been closed and non-emergency procedures have been deferred. As a result, many hospitals, clinics and outpatient imaging centers have reduced their capital purchases of imaging equipment from OEMs which has led to lower demand for X-ray imaging components. In addition, reduced usage of certain X-ray equipment has resulted in less demand for replacement components that wear-out with use. Additionally, equipment installations were delayed, due to reduced access to healthcare institutions. Partially offsetting this has been increased demand for CT and certain radiographic diagnostic imaging equipment used to screen for or assist in the treatment of respiratory diseases (such as COVID-19).

While healthcare systems and economies around the world have begun to reopen, customer demand has not returned to pre-pandemic levels, and the adverse effects of COVID-19 on our financial statements and results of operations have been significant. While we believe that the fundamentals driving long-term demand in both our medical and industrial segments remain intact, we believe that in the near-term, reduced demand in our industrial segment and for certain higher end medical products will continue to depress our results of operations. While our manufacturing sites are currently up and running, COVID-19 and associated economic disruptions have had an adverse impact on our manufacturing capacity, supply chains and distribution systems, including as a result of impacts associated with preventive and precautionary measures that we, other businesses and governments are taking. Supply chain logistics have also become more challenging and while we have had success in localizing our supply chain through our “local-for-local” initiative, supply chain logistics could remain challenging.

The actions taken to combat COVID-19 have had, and we believe will continue to have, a negative impact on our operating results, cash flows and financial condition. We expect uncertainty related to the COVID-19 pandemic to continue into the beginning of calendar year 2021. While we have implemented safeguards and procedures and taken other measures to counter the impact of the COVID-19 pandemic, the full extent to which the COVID-19 pandemic has and will directly or indirectly impact us, including our business, financial condition, and results of operations, will depend on future developments that are highly uncertain and cannot be accurately predicted. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, or local authorities or that we determine are in the best interests of our employees, customers, suppliers, and stockholders.

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

Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include estimated future annual net cash flows, income tax rates, discount rates, revenue growth rates, forecasted gross margins, market multiples, terminal value and other market factors. This fair value measurement was based on significant inputs not observable in the market and thus represents a Level 3 fair value measurement. If current expectations of future revenue growth rates and forecasted gross margins, both in size and timing, are not met, if market factors outside of our control, such as discount rates, change, if market multiples decline, or if management’s expectations or plans otherwise change, including as a result of the development of our global five-year operating plan, then one or more of our reporting units might become impaired in the future. The Company will continue to monitor the financial performance of and assumptions for its reporting units. A future impairment charge for goodwill could have a material effect on the Company's consolidated financial position and results of operations.

Refer to Note 12. Goodwill and Intangible Assets, in the accompanying notes to the consolidated financial statements for more information regarding goodwill.

Operating Segments and Products

Our Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”), evaluates our product groupings and measures our business performance in two reportable operating segments: Medical and Industrial. The segments align our products and service offerings with customer use in medical and industrial markets and are consistent with how the CODM evaluates the business for the allocation of resources. The CODM allocates resources to and evaluates the financial performance of each operating segment primarily based on revenues and gross profit.
Medical

In our Medical segment, we design, develop, manufacture, sell and service X-ray imaging components, including X-ray tubes, digital detectors, high voltage connectors, image-processing software and workstations, 3D reconstruction software, computer-aided diagnostic software, collimators, automatic exposure control devices, generators, heat exchangers, ionization chambers and buckys. These components are used in a range of medical imaging applications, including CT, mammography, oncology, cardiac, surgery, dental, and for other diagnostic radiography uses.

Our X-ray imaging components are sold primarily to OEM customers. These OEM customers then design-in our products into their X-ray imaging systems for a variety of medical modalities. A substantial majority of medical X-ray imaging OEMs globally are our customers, and many of these have been customers for over 25 years. We believe one of the reasons for customer loyalty is that our hardware and software products are tightly integrated with our customers’ systems. We work very closely with our customers to create custom built components for their systems based on technology platforms that we have developed. Because our products are often customized for our customers’ specific equipment, it can be costly and complex for our customers to switch to another provider. Once our components are designed into our customer’s equipment, our customers will typically continue to use us to supply any replacement components and for service and support for that equipment. Some of our products are also included in product registrations for our customer’s equipment that require regulatory approval to change. In addition to sales directly to OEM customers, we also sell our products to independent service companies and distributors and directly to end-users for replacement purposes.

We are one of the largest global manufacturers of X-ray components and each year we produce over 27,000 X-ray tubes and 20,000 X-ray detectors. We estimate that our worldwide installed base of products is over 150,000 X-ray tubes, 150,000 X-ray detectors, 300,000 connect and control components and 15,000 software instances. Replacement and service of our existing installed base makes up a significant portion of our revenue. Many of our components need to be replaced regularly. For example, CT X-ray tubes generally need to be replaced every 2 to 4 years. In China, the replacement cycle for CT X-ray tubes can be as frequent as every 6 to 12 months due to high utilization of imaging equipment. Other products such as X-ray Detectors have a useful life of as much as 7 years, but can require service and repairs during their useful life. In addition, our detector customers often elect to upgrade products to newer technology before the end of a current product’s useful life. X-ray imaging software is a relatively small part of our business with room to grow and includes consistent maintenance revenue on software licenses.

In China, the government is broadening the availability of healthcare services. As a result, the number of diagnostic X-ray imaging systems, including CT imaging systems, has grown significantly. We are developing CT X-ray tubes and related subsystems for Chinese OEMs as they introduce new systems in China. We presently have multi-year pricing agreements for CT tubes with 8 medical X-ray imaging OEMs in China. Over the long-term, our objective is to become the partner of choice both for OEMs and in the replacement market as CT systems become more widely adopted throughout the Chinese market. In China, despite a COVID-19 related slowdown in the beginning of the year, demand for our products has returned, and full year fiscal 2020 results for China exceeded our pre-pandemic expectations.

In recent years our growth in China has been impacted by the trade war with the United States. Our business has been impacted in two principal ways: (1) imports of raw materials from China have become more expensive and (2) importing finished U.S. manufactured products into China has also become more difficult and more expensive. In order to mitigate the impact of tariffs on materials imported from China, we have implemented changes to secure more non-China sources of materials used to manufacture our X-ray imaging products. With respect to imports into China, the additional tariffs imposed by the Chinese government have led to a decrease in sales of radiographic detectors manufactured outside of China. To help address these issues, as well as to be closer to our global customer base, we continue to expand manufacturing capabilities at our facilities in China, Germany and the Philippines and also implemented local sourcing strategies to lower our costs and offer local content. This local-for-local strategy has been well received by both our local customers as well as global OEMs, and acts as a natural hedge against trade wars and other potential supply chain disruptions.

Industrial

    In our Industrial segment, we design, develop, manufacture, sell and service X-ray imaging products for use in a number of markets, including security applications for cargo screening at ports and borders and also baggage screening at airports, and nondestructive testing and inspection applications used in a number of other vertical markets. Our Industrial products include Linatron® X-ray linear accelerators, X-ray tubes, digital detectors and high voltage connectors. In addition, we license proprietary image-processing and detection software designed to work with other Varex products to provide packaged sub-assembly solutions to our Industrial customers. Our Industrial business benefits from the research and development investment as well as manufacturing economies of scale on the Medical side of our business, as we continue to find new applications for our technology. Along with more favorable pricing dynamics, this allows us to generally achieve higher gross profit for Industrial products relative to our Medical business. In addition, our Industrial business benefits from our long-term service agreements for our Linatron® products.

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

Non-destructive testing and inspection verticals utilize X-ray imaging to scan items for inspection of manufacturing defects and product integrity in a wide range of industries including the aerospace, automotive, electronics, oil and gas, food packaging, metal castings and 3D printing industries. In addition, new applications for X-ray sources are being developed, such as sterilization of food and its packaging. We provide X-ray sources, digital detectors, high voltage connectors and image processing software to OEM customers, system integrators and manufacturers in a variety of these verticals. We believe that the non-destructive testing market represents a significant growth opportunity for our business and we are actively pursuing new potential applications for our products.

The economic downturn triggered by the COVID-19 pandemic has reduced the demand for X-ray imaging equipment utilized in the non-destructive testing market as manufacturers have focused on cash preservation and have reduced spending for capital equipment. Additionally, the unprecedented decrease in passenger air traffic has led to decrease in demand in the security market. The Company expects uncertainty in demand to continue for at least the remainder of the current calendar year.
Fiscal Year
    Our fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 2020 was the 53-week period that ended October 2, 2020, fiscal year 2019 was the 52-week period that ended September 27, 2019, and fiscal year 2018 was the 52-week period ended September 28, 2018. Set forth below is a discussion of our results of operations for fiscal years 2020, 2019 and 2018.
Comparison of Results of Operations for Fiscal Year 2020 and 2019

Our annual report on Form 10-K for the fiscal year ended September 27, 2019, filed December 20, 2019, includes a discussion and analysis of our year-over-year changes, financial condition, and results of operations for the fiscal years ended September 27, 2019 and September 28, 2018 in Item 7 of Part II therein.
Revenues, net

(In millions)	2020	% Change	2019	% Change	2018
Medical	$584.5	(2)%	$596.8	(1)%	$602.0
Industrial	153.8	(16)%	183.8	7%	171.4
Total revenues, net	$738.3	(5)%	$780.6	1%	$773.4
Medical as a percentage of total revenues	79%		76%		78%
Industrial as a percentage of total revenues	21%		24%		22%
    Medical revenues decreased $12.3 million primarily due to decreased sales of X-ray tubes and digital detectors for oncology, dental, mammography and fluoroscopic applications, offset by increase in sales of OEM X-ray tubes for CT applications and full year impact of revenues related to the acquisition of Direct Conversion in April of 2019.

    Industrial revenues decreased $30.0 million due to decreased sales of X-ray tubes for airport security, digital detectors for inspection applications and were partially offset by the full year impact of revenues related to the acquisition of Direct Conversion in April of 2019.
Revenues by Region

(In millions)	2020	% Change	2019	% Change	2018
Americas	$255.0	(10)%	$282.6	2%	$275.8
EMEA	231.5	(14)%	269.0	6%	254.5
APAC	251.8	10%	229.0	(6)%	243.1
Total revenues, net	$738.3	(5)%	$780.6	1%	$773.4
Americas as a percentage of total revenues	35%		36%		36%
EMEA as a percentage of total revenues	31%		34%		33%
APAC as a percentage of total revenues	34%		29%		31%
    The Americas revenues decreased $27.6 million primarily due to decreased sales of X-ray tubes, lower sales of digital detectors and computer-aided detection software as a result of the COVID-19 pandemic. EMEA revenues were also impacted by COVID-19, and decreased $37.5 million primarily due to decreased sales of digital detectors, lower sales of high voltage cables, and lower sales of X-ray tubes partially offset by the full year impact of revenues from the acquisition of Direct Conversion in April of 2019. APAC revenues increased $22.8 million primarily due to increased sales of OEM X-ray tubes in China and the full year impact of revenues from the acquisition of Direct Conversion.
Gross Profit

(In millions)	2020	% Change	2019	% Change	2018
Medical	$136.4	(28)%	$188.9	(1)%	$190.5
Industrial	53.8	(21)%	67.8	7%	63.4
Total gross profit	$190.2	(26)%	$256.7	1%	$253.9
Medical gross margin	23%		32%		32%
Industrial gross margin	35%		37%		37%
Total gross margin	26%		33%		33%
    Gross margin decreased for fiscal year 2020 compared to 2019. The gross profit for fiscal year 2020 included $22.2 million of restructuring and product discontinuation charges and purchase price accounting adjustments. The gross profit for fiscal year 2019 included $9.4 million of restructuring charges and purchase price accounting adjustments. The medical segment gross margin in 2020 decreased primarily due to restructuring and product discontinuation charges, higher manufacturing costs, and unfavorable product mix. The industrial segment gross margin in 2020 decreased primarily due to lower sales volume and higher manufacturing costs.
Operating Expenses

(In millions)	2020	% Change	2019	% Change	2018
Research and development	$78.9	1%	$78.1	(6)%	$83.0
As a percentage of total revenues	10.7%		10.0%		10.7%
Selling, general and administrative	$142.2	11%	$128.1	4%	$123.4
As a percentage of total revenues	19.3%		16.4%		16.0%
Impairment of intangible assets	$2.8	(42)%	$4.8	60%	$3.0
As a percentage of total revenues	0.4%		0.6%		0.4%
Operating expenses	$223.9	6%	$211.0	1%	$209.4
As a percentage of total revenues	30.3%		27.0%		27.1%

Research and Development
    Research and development costs for fiscal year 2020 increased to 10.7% of revenues due to higher prototype material costs. We are committed to investing in research and development efforts to support long-term growth objectives by bringing new and innovative products to market for our customers.
Selling, General and Administrative
    Selling, general and administrative expenses as a percentage of total revenues increased to 19.3% for fiscal year 2020 from 16.4% for fiscal year 2019 due to higher audit and consulting fees associated with the remediation of internal control deficiencies and increased legal fees for patent litigation. These were partially offset by reductions in personnel and travel related expenses.
Impairment of intangible assets
    Impairment of intangible assets decreased for fiscal year 2020 to $2.8 million as compared to $4.8 million for fiscal year 2019. In connection with the July 2019 announcement of the Santa Clara facility shut down we discontinued further efforts on certain in-process research and development intangible assets. As a result, we recorded a corresponding impairment charge of $4.8 million in fiscal year 2019. See Note 6. Restructuring, included in the accompanying notes to our consolidated financial statements for further information.
Interest and Other Expense, Net
    The following table summarizes our interest and other expense, net:

(In millions)	2020	% Change	2019	% Change	2018
Interest income	$0.1	—%	$0.1	(50)%	$0.2
Interest expense	(31.4)	49%	(21.1)	(3)%	(21.7)
Other income (expense), net	(7.6)	138%	(3.2)	(219)%	2.7
Interest and other expenses, net	$(38.9)	61%	$(24.2)	29%	$(18.8)
    Interest and other expense, net increased in fiscal year 2020 compared to fiscal year 2019, primarily due to increased interest expense related the issuance of the Convertible Notes in June 2020, early extinguishment of debt and interest rate hedges in September 2020, and increased losses related to equity method investments compared to the prior fiscal year.
Taxes on Earnings

	Fiscal Years
	2020	2019
Effective tax rate	20.9%	26.5%
     We had an income tax benefit of $15.2 million and an income tax expense of $5.7 million, for effective rates of 20.9% and 26.5%, for fiscal years 2020 and 2019, respectively.

During fiscal year 2020, our effective tax rate varied from the U.S. federal statutory rate of 21% primarily because of the favorable impact of U.S. net operating losses to be carried back to tax years with greater U.S. federal statutory rates. These favorable tax items are mostly offset by the unfavorable impact of additional losses in certain foreign jurisdictions, limitations on interest expense, and R&D credits for which no benefit is recognized.

During fiscal year 2019, our effective tax rate varied from the U.S. federal statutory rate of 21% primarily because of the favorable impact of changes to the U.S. corporate tax structure resulting from U.S. Tax Reform, and U.S. research and development tax credits. These favorable U.S. tax items were offset by losses in certain foreign jurisdictions for which no benefit is recognized as well as earnings in certain other foreign jurisdictions that are taxed at higher rates.

During fiscal year 2020, U.S. Tax Reform provisions, including GILTI (global intangible low-taxed income), BEAT (base-erosion anti-abuse tax), FDII (foreign-derived intangible income), limitations on interest expense deductions, and other components, if applicable, have been included in the calculation of the fiscal year 2020 tax provision. The determination of the tax effects of U.S. Tax Reform may change following future legislation or further interpretation of U.S. Tax Reform from U.S. Federal and state tax authorities. These provisions became effective for us during fiscal year 2019. The guidance for accounting for U.S. Tax Reform required taxpayers to make an election regarding the accounting for GILTI. This policy election is to either: (1) treat GILTI as a period cost if and when incurred, or (2) recognize deferred taxes for basis differences that are expected to reverse as GILTI in future years. We made the accounting policy election to account for GILTI under the period cost method.

Liquidity and Capital Resources

    We assess our liquidity in terms of our ability to generate cash to fund our operations, including working capital and investing activities. We continue to generate cash from operating activities and believe that our operating cash flow, cash on our balance sheet and availability under our new ABL Facility will be sufficient to allow us to continue to invest in our existing businesses, consummate strategic acquisitions and manage our capital structure on a short and long-term basis, and are sufficient to meet our anticipated operating cash need for at least the next 12 months. The maximum availability under our ABL Facility was $100.0 million as of October 2, 2020, however, the borrowing base under the ABL Facility fluctuates from month-to-month depending on the amount of eligible accounts receivable and inventory. See Item 1A. “Risk Factors” for a further discussion. At October 2, 2020 we had $452.8 million in long-term debt and $2.5 million of current maturities of long-term debt, net of deferred issuance costs of $56.0 million. See Note 10. Borrowings, in the accompanying notes to our consolidated financial statements for more information regarding our indebtedness.
Cash and Cash Equivalents
    The following table summarizes our cash and cash equivalents:

(In millions)	October 2, 2020	September 27, 2019	$ Change	% Change
Cash and cash equivalents	$100.6	$29.9	$70.7	236.5%
Borrowings
    The following table summarizes the changes in our debt outstanding:

(In millions)	October 2, 2020	September 27, 2019	$ Change	% Change
Current portion of Term Facility	$—	$29.4	$(29.4)	(100.0)%
Current portion of Other debt	2.5	1.3	1.2	92.3%
Revolving Credit Facility	—	59.0	(59.0)	(100.0)%
Asset-Based Loan	—	—	—	N/A
Term Facility	—	308.6	(308.6)	(100.0)%
Convertible Senior Unsecured Notes	200.0	—	200.0	N/A
Senior Secured Notes	300.0	—	300.0	N/A
Other debt	8.8	2.5	6.3	252.0%
Total debt outstanding, gross	511.3	400.8	110.5	27.6%
Debt issuance costs - Credit Agreement	—	(5.7)	5.7	(100.0)%
Unamortized discount and issuance costs - Convertible Notes	(50.4)	—	(50.4)	N/A
Debt issuance costs - Senior Secured Notes	(5.6)	—	(5.6)	N/A
Total debt outstanding, net	$455.3	$395.1	$60.2	15.2%

Cash Flows

	Fiscal Years
(In millions)	2020	2019	2018
Net cash flow provided by (used in):
Operating activities	$13.2	$71.9	$85.3
Investing activities	(26.9)	(93.2)	(25.2)
Financing activities	83.6	(0.1)	(90.4)
Effects of exchange rate changes on cash and cash equivalents	0.9	(0.7)	(0.5)
Net increase (decrease) in cash and cash equivalents	$70.8	$(22.1)	$(30.8)
Net Cash Provided by Operating Activities. Cash from operating activities consists primarily of net earnings adjusted for certain non-cash items, including share-based compensation, depreciation, amortization and impairment of intangible assets, inventory write-downs, deferred income taxes, amortization of deferred loan costs, income and loss from equity investments and the effect of changes in operating assets and liabilities.
    For fiscal year 2020, compared to fiscal year 2019, net cash provided by operating activities were as follows:
•Net losses were $(57.4) million compared to net earnings of $15.8 million,
•Non-cash adjustments to net earnings were $84.5 million compared to $51.4 million,
•Operating assets and liabilities activity:
◦Accounts receivable decreased by $17.7 million compared to a decrease of $14.8 million,
◦Inventories increased by $42.7 million compared to an increase of $11.1 million,
◦Prepaid expenses and other assets increased $9.3 million compared to a decrease of $4.3 million,
◦Accounts payable increased by $14.3 million compared to a decrease of $9.0 million,
◦Accrued liabilities and other long-term operating liabilities increased by $8.1 million compared to an increase of $10.9 million, and
◦Deferred revenues decreased by $2.0 million compared to a decrease of $5.2 million.
    Net cash used in investing activities. Cash used in investing activities was $26.9 million and $93.2 million for the fiscal years 2020 and 2019, respectively. Net cash used in investing activities for fiscal year 2020 related primarily to the building of our facility in the Netherlands as well as capital expenditures in our sources and detectors businesses. Net cash used in investing activities for fiscal year 2019 related primarily to the acquisition of 98.2% of the outstanding shares of common stock of Direct Conversion for $69.5 million in cash, net of cash acquired, and capital expenditures for property plant and equipment of $19.8 million.
    Net Cash Provided by (Used in) Financing Activities. Financing activities for the fiscal year 2020 consisted of the issuance of $200.0 million in aggregate principal amount of 4.00% unsecured convertible senior notes due 2025 (“Convertible Notes”). The net proceeds from the issuance of the Convertible Notes, after deducting transaction fees, were approximately $193.1 million. In connection with offering the Convertible Notes, we separately entered into privately negotiated convertible note hedge transactions. We used $11.2 million of the net proceeds from the issuance of the Convertible Notes to pay the cost of the convertible note hedge transactions.
Additionally, during fiscal year 2020 we issued $300.0 million aggregate principal amount of 7.875% Senior Secured Notes due 2027 (the "Senior Secured Notes"). The net proceeds from the Senior Secured Notes after initial purchasers’ discount, commissions and estimated fees and expenses of $5.6 million, were approximately $294.4 million. We used $267.5 million of the proceeds from the offering to terminate and repay our previously existing credit agreement.
Financing activities for the fiscal year 2019 primarily consisted of borrowings under our credit agreements of $85.4 million, repayments of borrowings of $87.0 million, and net proceeds from equity plans of $2.5 million.
Days Sales Outstanding
    Trade accounts receivable days sales outstanding (“DSO”) was 66 days and 63 days at October 2, 2020 and September 27, 2019, respectively. Our accounts receivable and DSO are impacted by a number of factors, primarily including the timing of product shipments, collections performance, payment terms, the mix of revenues from different regions and the effects of economic instability.

Contractual Obligations
    The following table summarizes, as of October 2, 2020, the total amount of future payments due in various future periods:

	Payments Due by Period
(In millions)	Total	Fiscal Year 2021	Fiscal Years 2022-2023	Fiscal Years 2024-2025	Beyond
Operating lease obligations	$34.1	$7.1	$10.8	$6.8	$9.4
Principal payments on borrowings	511.3	2.5	5.0	202.9	300.9
dpiX fixed cost commitment	3.2	3.2	—	—	—
Dividends to MeVis noncontrolling interest	3.8	0.5	1.1	1.1	1.1
Supplier equipment acquisition	10.4	6.3	4.1	—	—
Total	$562.8	$19.6	$21.0	$210.8	$311.4
    We lease office space under non-cancelable operating leases. The leases expire at various dates through 2026, excluding extensions at our option, and contain provisions for rental adjustments, including in certain cases, adjustments based on increases in the Consumer Price Index. The leases generally contain renewal provisions for varying periods of time.

    For further discussion regarding our borrowings, see Note 10. Borrowings, included in the accompanying notes to our consolidated financial statements.

    In October 2013, we entered into an amended agreement with dpiX and other parties that, among other things, provides us with the right to 50% of dpiX’s total manufacturing capacity produced after January 1, 2014. The amended agreement requires us to pay for 50% of the fixed costs (as defined in the amended agreement), as determined at the beginning of each calendar year. For the remainder of calendar year 2020, we estimate that we have fixed cost commitments of $3.2 million related to this amended agreement. The fixed cost commitment for future periods will be determined and approved by the dpiX board of directors at the beginning of each calendar year. The amended agreement will continue unless the ownership structure of dpiX changes (as defined in the amended agreement).

    In October 2015, pursuant to a Domination and Profit and Loss Transfer Agreement (the “MeVis Agreement”), we committed to grant the noncontrolling shareholders of MeVis: (1) an annual recurring net compensation of €0.95 per MeVis share; and, (2) a put right for their MeVis shares at €19.77 per MeVis share. The annual net payment will continue for the life of the MeVis Agreement, which we anticipate will continue for as long as we remain as the controlling shareholder of MeVis. The put right for the MeVis shares expired in September 2020. As of October 2, 2020, noncontrolling shareholders together held approximately 0.5 million shares of MeVis, representing 26.3% of the outstanding shares.

Contingencies
    From time to time, we are a party to or otherwise involved in legal proceedings, claims and government inspections or investigations, customs and duty audits and other matters both inside and outside the United States, arising in the ordinary course of our business or otherwise. Such matters are subject to many uncertainties and outcomes are not predictable with assurance.
    See Part 1, Item 3 of this Annual Report for additional information regarding legal proceedings and Note 13. Commitments and Contingencies, in the notes to our consolidated financial statements for further information regarding certain of our contractual obligations and contingencies, which discussion is incorporated herein by reference.
Off-Balance Sheet Arrangements
    In conjunction with the sale of our products in the ordinary course of business, and consistent with industry practice, we provide standard indemnification of business partners and customers for losses suffered or incurred for property damages, death and injury and for patent, copyright or any other intellectual property infringement claims by any third parties with respect to our products. The terms of these indemnification arrangements are generally perpetual. Except for losses related to property damages, the maximum potential amount of future payments we could be required to make under these arrangements is unlimited. As of October 2, 2020, we have not incurred any material costs to defend lawsuits or settle claims related to these indemnification arrangements. As a result, we believe the estimated fair value of these arrangements is minimal.

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
Critical Accounting Policies and Estimates
    The preparation of our consolidated financial statements and related disclosures in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience and on various other factors that we believe are reasonable under the circumstances. Our critical accounting policies that are affected by accounting estimates require us to use judgments, often as a result of the need to make estimates and assumptions regarding matters that are inherently uncertain, and actual results could differ materially from these estimates. For a discussion of how these estimates and other factors may affect our business, see Item 1A. “Risk Factors.”
    We periodically review our accounting policies, estimates and assumptions and make adjustments when facts and circumstances dictate. Such accounting policies require us to use judgments, often as a result of the need to make estimates and assumptions regarding matters that are inherently uncertain, and actual results could differ materially from these estimates. For a discussion of how these estimates and other factors may affect our business, see Item 1A. “Risk Factors.”
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

We evaluate goodwill for impairment at least annually or whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The evaluation includes consideration of qualitative factors including industry and market considerations, overall financial performance, and other relevant events and factors affecting the reporting unit. If we determine that a quantitative analysis is necessary, we perform a quantitative analysis which consists of a comparison of the fair value of a reporting unit against its carrying amount, including the goodwill allocated to each reporting unit. We determine the fair value of our reporting units based on a combination of income and market approaches. The income approach is based on the present value of estimated future cash flows of the reporting units and the market approach is based on a market multiple calculated for each reporting unit based on market data of other companies engaged in similar business. If the carrying amount of the reporting unit is in excess of its fair value, the difference between the fair value and carrying amount is recorded as an impairment loss. The impairment test for intangible assets with indefinite useful lives, if any, consists of a comparison of fair value to carrying value, with any excess of carrying value over fair value being recorded as an impairment loss.

In fiscal years 2020, 2019 and 2018, we performed the annual goodwill impairment test for our two reporting units and found no impairment. We performed the annual goodwill analysis as of the first day of the fourth quarter of each fiscal year (using balances as of the end of the third quarter of that fiscal year). For both reporting units, based upon the annual goodwill analysis that we performed as of the first day of the fourth quarter of the respective fiscal years, either a quantitative analysis of the impairment test was not completed based on evaluation of qualitative factors or, if quantitative analysis was completed, the fair value was substantially in excess of carrying value. However, significant changes in our projections about our operating results or other factors could cause us to make interim assessments of impairments in any quarter that could result in some or all of the goodwill being impaired.

In the third quarter of 2020, changes in facts and circumstances and general market declines from COVID-19 resulted in reduced operating results. We considered these circumstances and the potential long-term impact on cash flows associated with our reporting units and determined that an indicator of possible impairment existed within our Medical and Industrial reporting units. Accordingly, we performed a quantitative impairment analysis to determine the fair values of those reporting units. We used both an income approach utilizing the discounted cash flow method ("DCF") and a market approach utilizing the public company market multiple method. We developed multiple forecasted future cash flow scenarios for the reporting units with varied recovery timing and sales impact assumptions. Based on the output of the analysis, we determined that the fair values of both the Medical and Industrial reporting units substantially exceeded their carrying amounts. Accordingly, no impairment charges were required as of July 3, 2020.

Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include estimated future annual net cash flows, income tax rates, discount rates, revenue growth rates, forecasted gross margins, market multiples, terminal value and other market factors. This fair value measurement was based on significant inputs not observable in the market and thus represents a Level 3 fair value measurement. If current expectations of future revenue growth rates and forecasted gross margins, both in size and timing, are not met, if market factors outside of our control, such as discount rates, change, if market multiples decline, or if management’s expectations or plans otherwise change, including as a result of the development of our global five-year operating plan, then one or more of our reporting units might become impaired in the future. The Company will continue to monitor the financial performance of and assumptions for its reporting units. A future impairment charge for goodwill could have a material effect on the Company's consolidated financial position and results of operations.

We will continue to make assessments of impairment on an annual basis or more frequently if indicators of potential impairment arise.
Taxes on Earnings
    Current income tax expense or benefit is the amount of income taxes expected to be payable or receivable for the current year. Deferred income tax liabilities or assets are established for the expected future tax consequences resulting from the differences in financial reporting and tax bases of assets and liabilities. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax assets will not be realized. In addition, we provide reserves for uncertain tax positions when such tax positions do not meet the recognition thresholds or measurement standards prescribed by the authoritative guidance for accounting for income taxes. Amounts for uncertain tax positions are adjusted in periods when new information becomes available or when positions are effectively settled. Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. On July 2, 2020, the US Treasury Department issued a regulation providing an election to waive NOL carryback to a former consolidated group. We have evaluated the impact of the CARES Act and concluded the NOL carryback provision of the CARES Act will result in a material cash tax benefit. The CARES Act retroactively clarified treatment of qualified improvement property as 15-year property instead of 39-year property as defined under U.S. Tax Reform. Certain qualified improvement property is also eligible for bonus depreciation.
Recent Accounting Standards or Updates Not Yet Effective
    See Note 1. Summary of Significant Accounting Policies, of the notes to the consolidated financial statements for a description of recent accounting standards, including the expected dates of adoption and the estimated effects on our consolidated financial statements.

Backlog
    Backlog is the accumulation of all orders for which revenues have not been recognized and are still considered valid. Backlog also includes a small portion of billed service contracts that are included in deferred revenue. Our total backlog at October 2, 2020 was $207.6 million, a decrease of 21.7% from the backlog of $265.2 million at September 27, 2019.
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
    We perform ongoing credit evaluations of our customers and we maintain what we believe to be strong credit controls in evaluating and granting customer credit, including performing ongoing evaluations of our customers’ financial condition and creditworthiness and often using letters of credit and requiring certain industrial customers to provide a down payment.
Interest Rate Risk
    Borrowings under our ABL Facility bear interest at floating interest rates. At October 2, 2020, we had no borrowings subject to floating interest rates. See Note 10. Borrowings, of the notes to our consolidated financial statements for further information.
Commodity Price Risk
    We are exposed to market risks related to volatility in the prices of raw materials used in our products. The prices of these raw materials fluctuate in response to changes in supply and demand fundamentals and our product margins and level of profitability tend to fluctuate with changes in these raw materials prices. We try to protect against such volatility through various business strategies. During the fiscal year ended October 2, 2020, we did not have any commodity derivative instruments in place to manage our exposure to price changes.
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
The Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), with assistance from other members of management, have evaluated the effectiveness of our disclosure controls and procedures as of October 2, 2020 and, based on their evaluation, the CEO and CFO have concluded that the disclosure controls and procedures were not effective as of such date due to the material weaknesses in internal control over financial reporting described in "Management's Annual Report on Internal Control Over Financial Reporting" below.

Management's Annual Report on Internal Control Over Financial Reporting

    Management, under the supervision of our CEO and CFO, is responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and the dispositions of our assets;
(2)provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with appropriate authorizations; and
(3)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

    Our management, including the CEO and CFO, believes that any disclosure controls and procedures or internal control over financial reporting, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of internal controls are met. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

    Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of October 2, 2020, using the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of that evaluation, our management concluded that the Company's internal control over financial reporting was not effective as of October 2, 2020, the end of the period covered by this Form 10-K, because of the material weaknesses in our internal control over financial reporting.

    A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

    We have identified the following control deficiencies that constituted material weaknesses in our internal control over financial reporting as of October 2, 2020:

•Control Environment: We did not maintain an effective control environment as we had an insufficient complement of resources with the requisite knowledge and experience to create the proper environment for effective internal control over financial reporting such that corrective activities to our internal control over financial reporting are appropriately applied, prioritized, and implemented in a timely manner.

•Risk Assessment: We did not design and maintain an effective risk assessment process to identify and assess the risks in our business processes. Specifically, we did not adequately identify new and evolving risks of material misstatement and design and implement controls to address those risks as a result of changes to our business operating environment.

These material weaknesses contributed to the following material weaknesses:

•Inventory and cost of revenues: We did not design and maintain effective controls related to accounting for inventory and cost of revenues, including maintaining effective business process controls to prevent or detect misstatements in the existence, accuracy, and presentation and disclosure of inventory. Specifically we did not maintain effective controls related to the verification of inventory at third party vendor locations and the presentation and disclosure of inventory classification.

•Financial Reporting: We did not design and maintain effective controls over our financial reporting close process to prevent or detect material misstatements in our financial statements. Specifically, we did not design and maintain effective controls related to the completeness, accuracy and elimination of intercompany balances and ensuring appropriate segregation of duties as it relates to the preparation and review of journal entries.

The deficiencies relating to inventory and financial reporting resulted in immaterial audit adjustments and out of period adjustments to the Company's consolidated financial statements for the fiscal year ended and as of October 2, 2020. Additionally, these control deficiencies could result in misstatements impacting the aforementioned accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

The effectiveness of the Company’s internal control over financial reporting as of October 2,2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in “Item 8. Financial Statements and Supplementary Data.”

Remediation of Previously Reported Material Weaknesses in Fiscal Year 2019 Form 10-K

We previously identified and disclosed in our Annual Report on Form 10-K for the year ended September 27, 2019, the following material weaknesses in our internal control over financial reporting, of which certain aspects have been remediated:

•We did not design and maintain effective controls related to accounting for revenue, deferred revenue and related accounts receivable, including maintaining business process controls to prevent or detect misstatements in the processing of customer transactions. Specifically, we did not design and maintain effective controls related to the review of the completeness and accuracy of customer order entry, quantity and pricing. Additionally, we did not design and maintain effective controls for the effect of the adoption of and continuous accounting for Revenue from Contracts with Customers (“ASC 606”) to prevent and detect misstatements.

•We did not design and maintain effective controls related to accounting for inventory and cost of revenues, including maintaining effective business process controls to prevent or detect misstatements in the accuracy and valuation of inventory. Specifically, we did not maintain effective controls related to inventory count procedures and the valuation of inventory at lower of cost and net realizable value.

•We did not design and maintain effective controls over our financial reporting close process to prevent or detect material misstatements in our financial statements. Specifically, we did not maintain an effective business performance monitoring review control at our international entities, design and maintain controls to identify post-close events which occur before the financial statements are available to be issued and design and maintain effective control over the review of the statement of cash flows.

During the first three quarters of fiscal 2020, we substantially completed our plans to remediate certain of these material weaknesses by performing the following:

•Implementing or enhancing controls in the revenue business process over (i) standard contract reviews, (ii) customer invoice reviews, (iii) review of monthly sales order changes and (iv) an addition of a control that reviews and approves the summary of service billings for the period, and (v) improved our controls for the continuing accounting of ASC 606.

•Implementing or enhancing controls in the inventory business process over (i) inventory count procedures, (ii) review of inventory adjustments and approvals, (iii) review over variance analysis, and (iv) review of the valuation of inventory at lower of cost and net realizable value.

•Implementing or enhancing controls in the financial reporting close process over (i) international business performance reviews to include improved documentation of items for follow-up and resolution, (ii) identification of post-close events which occur before the financial statements are available to be issued and (iii) the review of the statement of cash flows.

During the quarter ended October 2, 2020, we completed the testing and evaluation of the operating effectiveness of the newly designed and implemented and enhanced controls and concluded these material weaknesses have been remediated as of October 2, 2020.

Ongoing Remediation Efforts and Status of Remaining Material Weaknesses

We continue to devote substantial effort to remediating the identified material weaknesses. We are continuing to enhance our overall control environment through the following:

•Control Environment: During fiscal year 2020, management invested significantly in the quality of our accounting talent including management, technical, process improvement and financial system roles. Additionally, we implemented programs to: improve our talent acquisition and retention platforms; enhance technical, transactional and control knowledge of our accounting teams; and create a culture of accountability and control. These programs have significantly improved the stability of our global accounting organization. While significant progress has been made in response to the material weakness, additional time is needed to demonstrate sustainability as it relates to our internal control over financial reporting and improvements made to our complement of resources.

•Risk Assessment: We continue to enhance our comprehensive risk assessment process to identify, design, implement, and re-evaluate our control activities, including monitoring controls related to the design and operating effectiveness of certain control activities pertaining to our business process environment.

•Inventory and cost of revenues: We continue to enhance controls related to the verification of inventory at third party vendor locations as well as our controls over presentation and disclosure of inventory classification.

•Financial Reporting: We continue to enhance controls related to the monitoring of journal entry posting rights and responsibilities. To the extent certain conflicts remain, we will implement controls to review the remaining conflicts and permissions and document the appropriate control that effectively mitigates the risk associated with the conflicts and/or permissions. We also continue to enhance the design of controls over the completeness, accuracy and elimination of intercompany balances.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended October 2, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
    The information required by this item with respect to our executive officers is set forth in Part I of this Annual Report on Form 10-K and information relating to the availability of our code of conduct for executive officers and directors is set out below. The other information required by this item is incorporated by reference from our definitive proxy statement for the 2021 Annual Meeting of Stockholders under the captions “Proposal One — Election of Directors.” and “Stock Ownership-Section 16(a) Beneficial Ownership Reporting Compliance.” Our definitive proxy statement for the 2021 Annual Meeting of Stockholders will be filed with the SEC no later than 120 days after October 2, 2020.
Code of Conduct
    We have adopted a Code of Conduct that applies to all of our executive officers and directors. The Code of Conduct is available on our website at http://www.vareximaging.com.
    We intend to satisfy the disclosure requirements under Item 5.05(c) of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions by posting such information on our website, specified above.
Item 11. Executive Compensation.
    The information required by this item is incorporated by reference from our definitive proxy statement for the 2021 Annual Meeting of Stockholders under the caption “Executive Compensation.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table provides information as of October 2, 2020 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category (amounts in thousands except per share data)	Number of securities to be issued upon exercise of outstanding options, warrants and rights (2) (a)	Weighted average exercise price of outstanding options, warrants, and rights (1) (b)	Number of securities remaining available for future issuance under equity compensation plans (3) (excluding securities reflected in columns (a) and (b))
Equity compensation plans approved by security holders	3,677	$29.23	5,328
Equity compensation plans not approved by security holders	—	—	—
Total	3,677	$29.23	5,328
(1) The weighted average exercise price does not take into account the shares issuable upon vesting of outstanding RSUs and DSUs, which have no exercise price.
(2) Consists of stock options, RSUs, and DSUs granted under the Varex Imaging Corporation 2017 Omnibus Stock Plan and the 2020 Stock Plan. Excludes purchase rights under the ESPP.
(3) Includes 4,786 thousand shares available for future issuance under the 2020 Stock Plan. Also includes 542 thousand shares available for future issuance under the ESPP, including shares subject to purchase during the current purchase period, which commenced on November 2, 2020 (the exact number of which will not be known until the purchase date on April 30, 2021). Subject to the number of shares remaining in the share reserve, the maximum number of shares purchasable by any participant on any one purchase date for any purchase period, including the current purchase period may not exceed 2,000 shares.

The information required by this item with respect to the security ownership of certain beneficial owners and the security ownership of directors and executive officers is incorporated by reference from our definitive proxy statement for the 2021 Annual Meeting of Stockholders under the caption “Stock Ownership—Beneficial Ownership of Certain Stockholders, Directors and Executive Officers.”

Item 13. Certain Relationships and Related Transactions and Director Independence.
    The information required by this item with respect to certain relationships and related transactions is incorporated by reference from our definitive proxy statement for the 2021 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions.” The information required by this item with respect to director and committee member independence is incorporated by reference from our definitive proxy statement for the 2021 Annual Meeting of Stockholders under the caption “Proposal One-Election of Directors.”
Item 14. Principal Accountant Fees and Services.
    The information required by this item is incorporated by reference from our definitive proxy statement for the 2021 Annual Meeting of Stockholders under the caption “Proposal Four-Ratification of the Appointment of Our Independent Registered Public Accounting Firm.”

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
2.1*
Separation and Distribution Agreement, dated as of January 27, 2017, by and between Varian and (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed January 30, 2017).

2.2*
Master Purchase and Sale Agreement, dated as of December 21, 2016, by and between Varian Medical Systems, Inc. and PerkinElmer, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Amendment No. 3 to the Registration Statement on Form 10 filed December 30, 2016).

2.3*
Amendment No.1 to Master Purchase and Sale Agreement, entered into as of January 17, 2017, by and between PerkinElmer, Inc. and Varian Medical Systems, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q filed May 12, 2017).

2.4*
Amendment No.2 to Master Purchase and Sale Agreement, entered into as of April 28, 2017, by and between PerkinElmer, Inc. and Varex Imaging Corporation (incorporated by reference to Exhibit 2.4 to the Company’s Quarterly Report on Form 10-Q filed May 12, 2017).

2.5*
Assignment and Assumption Agreement, dated January 27, 2017, by and between Varian Medical Systems, Inc. and Varex Imaging Corporation (incorporated by reference to Exhibit 2.3 to the Company’s Quarterly Report on Form 10-Q filed May 12, 2017).

3.1*
Amended and Restated Certificate of Incorporation, dated January 27, 2017 (as corrected December 11, 2017) (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed November 27, 2018).

3.2*	Amended and Restated Bylaws of Company, as amended January 27, 2017 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed January 30, 2017).

4.1	Information required by Item 202(a) through (d) and (f) of Regulation S-K for each class of Company securities that is registered under Section 12 of the Exchange Act.

4.2*
Indenture, dated June 9, 2020, by and among Varex Imaging Corporation and Wells Fargo Bank, National Association, as Trustee, including form of 4.00% Convertible Senior Notes due 2025 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 9, 2020).

4.3
Indenture, dated as of September 30, 2020, by and among Varex Imaging Corporation, the Guarantors party thereto and Wells Fargo Bank, National Association, as trustee and collateral agent, including the form of 7.875% Senior Secured Notes due 2027 as Exhibit A.

10.1*
Transition Services Agreement, dated as of January 27, 2017, by and between Varian and Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 30, 2017).

10.2*	Tax Matters Agreement, dated as of January 27, 2017 by and between Varian and Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 30, 2017).

10.3*
Employee Matters Agreement, dated as of January 27, 2017, by and between Varian and Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 30, 2017).

10.4*
Intellectual Property Matters Agreement, dated as of January 27, 2017, by and between Varian and Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed January 30, 2017).

10.5*
Trademark License Agreement, dated as of January 27, 2017, by and between Varian and Company (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed January 30, 2017).

10.6*†	Varex Imaging Corporation 2017 Omnibus Stock Plan (incorporated by reference to Exhibit 99.1 to the Company’s Form S-8, filed January 27, 2017).

10.7*†	Form of Nonqualified Stock Option Agreement under the 2017 Omnibus Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 16, 2017).

10.8*†	Form of Restricted Stock Unit Award Agreement under the 2017 Omnibus Stock Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 16, 2017).

10.9*†	Varex Imaging Corporation 2017 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 99.2 to the Company’s Form S-8, filed January 27, 2017).

10.10*†	Varex Imaging Corporation Management Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed January 30, 2017).

10.11*†	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed January 30, 2017).

10.12*†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed January 30, 2017).

10.13*†	Varex Imaging Corporation 2016 Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to Form 10 filed by the Company on December 8, 2016).

10.14*†	Varex Imaging Corporation Frozen Deferred Compensation Plan (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to Form 10 filed by the Company on December 8, 2016).

10.15*†	Form of Grant Agreement for Deferred Stock Units under the 2017 Omnibus Stock Plan (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K filed December 13, 2017.

10.16*†	Form of Grant Agreement for Deferred Stock Units under the 2017 Omnibus Stock Plan (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K filed December 20, 2019).

10.17*†
Varex Imaging Corporation 2020 Omnibus Stock Plan, including the Form of Nonqualified Stock Option Agreement, the Form of Restricted Stock Unit Agreement and the Form of Grant Agreement – Deferred Stock Units (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 14, 2020).

10.18
Credit Agreement dated as of September 30, 2020, by and among Varex Imaging Corporation, Varex Imaging West, LLC, Varex Imaging Deutschland AG, the Guarantors party thereto and Bank of America N.A., as administrative and collateral agent, and the lenders party thereto.

10.19*
Form of Base Convertible Bond Hedge Confirmation, dated June 4, 2020, between Varex Imaging Corporation and each of the counterparties thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 9, 2020).

10.20*
Form of Base Warrant Confirmation, dated June 4, 2020, between Varex Imaging Corporation and each of the counterparties thereto (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed June 9, 2020).

10.21*
Form of Additional Convertible Bond Hedge Confirmation, dated June 5, 2020, between Varex Imaging Corporation and each of the counterparties thereto (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed June 9, 2020).

10.22*
Form of Additional Warrant Confirmation, dated June 5, 2020, between Varex Imaging Corporation and each of the Counterparties (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed June 9, 2020).

10.23*
Share Purchase Agreement dated March 21, 2019 between Varex Imaging Corporation, Varex Imaging Investments, B.V. and certain shareholders of Direct Conversions AB (publ) (incorporated by reference to Exhibit 10.1 to Company's Quarterly Report on Form 10-Q filed on May 8, 2019).

10.24*†
Transition Agreement dated February 11, 2020 between Clarence Verhoef and Varex Imaging Corporation (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 13, 2020).

10.25†	Offer Letter dated June 8, 2020 by Varex Imaging Corporation to Shubham Maheshwari.

21.1	List of Subsidiaries as of November 3, 2020

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated herein by reference

†	Management contract or compensatory agreement.

++	Portions of this exhibit have been omitted pursuant to a confidential treatment request filed pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

Item 16. Form 10-K Summary
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VAREX IMAGING CORPORATION

Date:	November 30, 2020	By:	/s/ Shubham Maheshwari
Shubham Maheshwari
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ SUNNY S. SANYAL	President and Chief Executive Officer and Director (Principal Executive Officer)	November 30, 2020
Sunny S. Sanyal

/s/ SHUBHAM MAHESHWARI	Chief Financial Officer (Principal Financial Officer)	November 30, 2020
Shubham Maheshwari

/s/ KEVIN B. YANKTON	Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	November 30, 2020
Kevin B. Yankton

/s/ RUEDIGER NAUMANN-ETIENNE	Chairman of the Board	November 30, 2020
Ruediger Naumann-Etienne

/s/ JOCELYN D. CHERTOFF	Director	November 30, 2020
Jocelyn D. Chertoff

/s/ TIMOTHY E. GUERTIN	Director	November 30, 2020
Timothy E. Guertin

/s/ JAY K. KUNKEL	Director	November 30, 2020
Jay K. Kunkel

/s/ WALTER M ROSEBROUGH, JR.	Director	November 30, 2020
Walter M Rosebrough, Jr.

/s/ CHRISTINE A. TSINGOS	Director	November 30, 2020
Christine A. Tsingos

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Varex Imaging Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Varex Imaging Corporation and its subsidiaries (the “Company”) as of October 2, 2020 and September 27, 2019, and the related consolidated statements of (loss) earnings, of comprehensive (loss) earnings, of stockholders’ equity, and of cash flows for each of the three years in the period ended October 2, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of October 2, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 2, 2020 and September 27, 2019, and the results of its operations and its cash flows for each of the three years in the period ended October 2, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of October 2, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date related to (i) ineffective control environment as the Company had an insufficient complement of resources with the requisite knowledge and experience to create the proper environment for effective internal control over financial reporting such that corrective activities to the Company’s internal control over financial reporting are appropriately applied, prioritized, and implemented in a timely manner, (ii) ineffective risk assessment process to identify and assess the risks in the Company’s business processes, (iii) ineffective controls related to the accounting for inventory and cost of revenues, including controls related to the existence, accuracy, and presentation and disclosure of inventory, and (iv) ineffective controls over the Company’s financial reporting close process to prevent or detect misstatements in the financial statements, including controls related to the elimination of intercompany balances and to ensure appropriate segregation of duties over the preparation and review of journal entries.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the October 2, 2020 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Changes in Accounting Principles

As discussed in Notes 1, 2 and 3 to the consolidated financial statements, the Company changed the manner in which it accounts for leases as of September 28, 2019 and the manner in which it accounts for revenues as of September 29, 2018.

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

Consolidated Financial Statements - Impact of Resources and Controls Related to Risk Assessment and Financial Reporting

The completeness and accuracy of the consolidated financial statements, including the financial condition, results of operations and cash flows, is dependent on, in part, (i) maintaining sufficient resources to create the proper environment for effective internal control over financial reporting, (ii) designing and maintaining monitoring controls related to the identification and assessment of risk in the business process environment, and (iii) designing and maintaining financial reporting controls, including controls related to the elimination of intercompany balances and segregation of duties over the preparation and review of journal entries.

The principal considerations for our determination that performing procedures relating to the consolidated financial statements - impact of resources and controls related to risk assessment and financial reporting is a critical matter are the high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to businesses processes which affect substantially all financial statement account balances and disclosures. As described above in the “Opinions on the Financial Statements and Internal Control over Financial Reporting” section, material weaknesses were identified as of October 2, 2020 related to (i) ineffective control environment, (ii) ineffective risk assessment component of internal control, and (iii) the financial reporting close process.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, evaluating and determining the nature and extent of audit procedures performed and evidence obtained that are responsive to the material weaknesses identified. These procedures also included testing the completeness and accuracy and the elimination of intercompany balances, testing manual journal entries, and evaluating whether segregation of duties was maintained over the recording of entries.

Inventories

As described in Note 1 to the consolidated financial statements, the Company’s consolidated inventory balance was $271.9 million as of October 2, 2020. Management values inventories at the lower of cost or net realizable value. Costs include materials, labor and manufacturing overhead and is computed on a first-in-first-out basis. Management evaluates the carrying value of its inventories taking into consideration such factors as historical and anticipated future sales compared to quantities on hand and the prices management expects to obtain for products in its various markets. Management adjusts excess and obsolete inventories to net realizable value and write-downs of excess and obsolete inventories are recorded as a component of cost of revenues.

The principal considerations for our determination that performing procedures relating to inventories is a critical audit matter are the high degree of auditor judgment, subjectivity and effort in performing procedures and in evaluating audit evidence related to the existence and valuation of inventory. As described above in the “Opinions on the Financial Statements and Internal Control over Financial Reporting” section, material weaknesses were identified as of October 2, 2020 related to the Company’s control environment, the risk assessment component of internal control, and the accounting for inventory, including maintaining effective controls related to the verification of inventory at third party vendor locations and presentation and disclosure of inventory classification.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, performing procedures to test the existence of inventory, including inventory maintained at third party vendor locations, evaluating and testing management’s process for determining the valuation of inventory, and testing the classification of inventory.

Goodwill Impairment Assessment

As described in Notes 1 and 12 to the consolidated financial statements, the Company’s consolidated goodwill balance was $293.1 million as of October 2, 2020. Management evaluates goodwill for impairment at least annually at the beginning of the fourth quarter of each fiscal year or whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Management determines the fair value of its reporting units based on a combination of income and market approaches. The income approach is based on the present value of estimated future cash flows of the reporting units, and the market approach is based on a market multiple calculated for each reporting unit based on market data of other companies engaged in similar business. These assumptions and estimates include estimated future annual net cash flows, income tax rates, discount rates, revenue growth rates, forecasted gross margins, market multiples, terminal value and other market factors. In the third quarter of 2020, changes in facts and circumstances and general market declines from COVID-19 resulted in reduced expectations of future operating results. Management considered these circumstances and the potential long-term impact on cash flows associated with its reporting units and determined that an indicator of possible impairment existed within its Medical and Industrial reporting units. Accordingly, management performed a quantitative impairment analysis to determine the fair values of those reporting units. Based on the output of the analysis, management determined that the fair values of both the Medical and Industrial reporting units exceeded their carrying amounts.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment is a critical audit matter are the significant judgment by management when determining the fair value measurement of the reporting units; this in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to the discount rates, revenue growth rates, forecasted gross margins, and market multiples. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s quantitative goodwill impairment assessment, including controls over the determination of the fair value of the Company’s reporting units. These procedures also included, among others, testing management’s process for determining the fair value estimate of the reporting units; evaluating the appropriateness of the income and market approaches; testing the completeness, accuracy, and relevance of underlying data used in the estimates; and evaluating the significant assumptions used by management, including the discount rates, revenue growth rates, forecasted gross margins, and market multiples. Evaluating management’s assumptions related to revenue growth rates and forecasted gross margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit, (ii) the consistency with external market and industry data, and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the income and market approaches and the discount rates and market multiples assumptions.

/s/ PricewaterhouseCoopers LLP
Salt Lake City, Utah
November 30, 2020

We have served as the Company’s auditor since 2016.

VAREX IMAGING CORPORATION
CONSOLIDATED STATEMENTS OF (LOSS) EARNINGS

	Fiscal Years
(In millions, except per share amounts)	2020	2019	2018
Revenues, net	$738.3	$780.6	$773.4
Cost of revenues	548.1	523.9	519.5
Gross profit	190.2	256.7	253.9
Operating expenses:
Research and development	78.9	78.1	83.0
Selling, general and administrative	142.2	128.1	123.4
Impairment of intangible assets	2.8	4.8	3.0
Total operating expenses	223.9	211.0	209.4
Operating (loss) earnings	(33.7)	45.7	44.5
Interest income	0.1	0.1	0.2
Interest expense	(31.4)	(21.1)	(21.7)
Other (expense) income, net	(7.6)	(3.2)	2.7
Interest and other expense, net	(38.9)	(24.2)	(18.8)
(Loss) earnings before taxes	(72.6)	21.5	25.7
Taxes (benefit) on earnings	(15.2)	5.7	(2.6)
Net (loss) earnings	(57.4)	15.8	28.3
Less: Net earnings attributable to noncontrolling interests	0.5	0.3	0.8
Net (loss) earnings attributable to Varex	$(57.9)	$15.5	$27.5
(Loss) earnings per common share attributable to Varex
Basic	$(1.49)	$0.41	$0.73
Diluted	$(1.49)	$0.40	$0.72
Weighted average common shares outstanding
Basic	38.8	38.2	37.9
Diluted	38.8	38.6	38.4

See accompanying notes to the consolidated financial statements.

VAREX IMAGING CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) EARNINGS

	Fiscal Years
(In millions)	2020	2019	2018
Net (loss) earnings	$(57.4)	$15.8	$28.3
Other comprehensive (loss) earnings, net of tax:
Unrealized gain (loss) on interest rate swap contracts	0.4	(6.2)	5.2
Unrealized gain (loss) on defined benefit obligations	0.6	(1.3)	(0.2)
Foreign currency translation adjustments	1.5	—	—
	2.5	(7.5)	5.0
Comprehensive (loss) earnings	(54.9)	8.3	33.3
Less: Comprehensive earnings attributable to noncontrolling interests	0.5	0.3	0.8
Comprehensive (loss) earnings attributable to Varex	$(55.4)	$8.0	$32.5

See accompanying notes to the consolidated financial statements.

VAREX IMAGING CORPORATION
CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)	October 2, 2020	September 27, 2019
Assets
Current assets:
Cash and cash equivalents	$100.6	$29.9
Accounts receivable, net of allowance for doubtful accounts of $0.3 million and $1.0 million at October 2, 2020 and September 27, 2019, respectively	123.8	141.0
Inventories	271.9	248.2
Prepaid expenses and other current assets	25.7	19.3
Total current assets	522.0	438.4
Property, plant and equipment, net	145.2	142.3
Goodwill	293.1	290.8
Intangible assets, net	67.5	86.3
Investments in privately-held companies	51.3	53.6
Deferred tax assets	0.5	—
Operating lease assets	27.7	—
Other assets	32.2	27.5
Total assets	$1,139.5	$1,038.9
Liabilities, redeemable noncontrolling interests and stockholders' equity
Current liabilities:
Accounts payable	$72.9	$58.2
Accrued liabilities and other current liabilities	70.5	75.7
Current operating lease liabilities	6.1	—
Current maturities of long-term debt	2.5	30.7
Deferred revenues	8.6	10.5
Total current liabilities	160.6	175.1
Long-term debt, net	452.8	364.4
Deferred tax liabilities	2.3	8.2
Operating lease liabilities	23.1	—
Other long-term liabilities	34.9	32.5
Total liabilities	673.7	580.2
Commitments and contingencies (Note 13)
Redeemable noncontrolling interests	—	10.5
Stockholders' Equity:
Preferred stock, $0.01 par value: 20,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value: 150,000,000 shares authorized
Shares issued and outstanding: 39,059,094 and 38,371,305 at October 2, 2020 and September 27, 2019, respectively	0.4	0.4
Additional paid-in capital	434.4	371.8
Accumulated other comprehensive loss	0.8	(1.7)
Retained earnings	16.1	74.4
Total Varex stockholders' equity	451.7	444.9
Noncontrolling interests	14.1	3.3
Total stockholders' equity	465.8	448.2
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$1,139.5	$1,038.9
See accompanying notes to the consolidated financial statements.

VAREX IMAGING CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Varex Equity	Noncontrolling Interests	Total Stockholders' Equity
(In millions)	Shares	Amount
September 29, 2017	37.6	0.4	342.7	0.8	35.1	379.0	—	379.0
Net earnings	—	—	—	—	27.5	27.5	0.3	27.8
Exercise of stock options	0.2	—	3.8	—	—	3.8	—	3.8
Common stock issued upon vesting of restricted shares	0.2	—	—	—	—	—	—	—
Shares withheld on vesting of restricted stock	(0.1)	—	(2.2)	—	—	(2.2)	—	(2.2)
Common stock issued under employee stock purchase plan	0.1		3.3	—	—	3.3	—	3.3
Share-based compensation	—	—	10.0	—	—	10.0	—	10.0
Unrealized gain on interest rate swap contracts, net of tax	—	—	—	5.2	—	5.2	—	5.2
Unrealized loss on defined benefit obligations, net of tax	—	—	—	(0.2)	—	(0.2)	—	(0.2)
Capital contribution by noncontrolling interest	—	—	—	—	—	—	1.8	1.8
Other	—	—	—	—	(0.2)	(0.2)	—	(0.2)
September 28, 2018	38.0	$0.4	$357.6	$5.8	$62.4	$426.2	$2.1	$428.3
Effect of adoption of ASC 606	—	—	—	—	(3.5)	(3.5)	—	(3.5)
Net earnings	—	—	—	—	15.5	15.5	(0.2)	15.3
Exercise of stock options	—	—	0.8	—	—	0.8	—	0.8
Common stock issued upon vesting of restricted shares	0.2	—	—	—	—	—	—	—
Shares withheld on vesting of restricted stock	—	—	(2.1)	—	—	(2.1)	—	(2.1)
Common stock issued under employee stock purchase plan	0.2	—	3.8	—	—	3.8	—	3.8
Share-based compensation	—	—	11.7	—	—	11.7	—	11.7
Unrealized loss on interest rate swap contracts, net of tax	—	—	—	(6.2)	—	(6.2)	—	(6.2)
Unrealized loss on defined benefit obligations, net of tax	—	—	—	(1.3)	—	(1.3)	—	(1.3)
Noncontrolling interest acquired/consolidated	—	—	—	—	—	—	1.4	1.4
September 27, 2019	38.4	$0.4	$371.8	$(1.7)	$74.4	$444.9	$3.3	$448.2
Cumulative effect of accounting change	—	—	—	—	(0.3)	(0.3)	—	(0.3)
Net loss	—	—	—	—	(57.9)	(57.9)	—	(57.9)
Exercise of stock options	0.1	—	1.5	—	—	1.5	—	1.5
Common stock issued upon vesting of restricted shares	0.2	—	—	—	—	—	—	—
Shares withheld on vesting of restricted stock	(0.1)	—	(1.8)	—	—	(1.8)	—	(1.8)
Common stock issued under employee stock purchase plan	0.2	—	3.6	—	—	3.6	—	3.6
Share-based compensation	—	—	13.4	—	—	13.4	—	13.4
Unrealized gain on interest rate swap contracts, net of tax	—	—	—	0.4	—	0.4	—	0.4
Unrealized gain on defined benefit obligations, net of tax	—	—	—	0.6	—	0.6	—	0.6
Conversion feature of Convertible Notes, net of issuance costs	—	—	49.7	—	—	49.7	—	49.7
Purchase of hedges	—	—	(61.0)	—	—	(61.0)	—	(61.0)
Issuance of warrants	—	—	49.8	—	—	49.8	—	49.8
Currency translation adjustments	—	—	—	1.5	—	1.5	—	1.5
Shares issued to settle deferred consideration	0.3	—	7.4	—	—	7.4	—	7.4
Reclassification from mezzanine equity to equity for noncontrolling interest in MeVis Medical Solutions, AG	—	—	—	—	—	—	11.3	11.3
Other	—	—	—	—	(0.1)	(0.1)	(0.5)	(0.6)
October 2, 2020	39.1	$0.4	$434.4	$0.8	$16.1	$451.7	$14.1	$465.8

See accompanying notes to the consolidated financial statements.

VAREX IMAGING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years
(In millions)	2020	2019	2018
Cash flows from operating activities:
Net (loss) earnings	$(57.4)	$15.8	$28.3
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Share-based compensation expense	13.4	11.7	10.0
Depreciation	22.3	23.5	26.0
Amortization of intangible assets	17.2	15.7	16.2
Impairment of intangible assets	2.8	4.8	3.0
Other assets impairment charges	2.7	—	1.3
Inventory write-down	18.1	3.1	3.1
Deferred taxes	(3.1)	(12.9)	(7.7)
Amortization of deferred loan costs	5.1	2.4	2.3
Loss (gain) from equity method investments, net of dividends received	1.3	2.3	(3.9)
Other, net	4.7	0.8	0.7
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	17.7	14.8	9.0
Inventories	(42.7)	(11.1)	(2.4)
Prepaid expenses and other assets	(9.3)	4.3	2.0
Accounts payable	14.3	(9.0)	5.2
Accrued operating liabilities and other long-term operating liabilities	8.1	10.9	(10.2)
Deferred revenues	(2.0)	(5.2)	2.4
Net cash provided by operating activities	13.2	71.9	85.3
Cash flows from investing activities:
Purchases of property, plant and equipment	(23.5)	(19.8)	(20.4)
Acquisitions of businesses, net of cash acquired	(1.6)	(69.5)	(4.8)
Investments in privately-held companies	(1.8)	(3.9)	—
Net cash used in investing activities	(26.9)	(93.2)	(25.2)
Cash flows from financing activities:
Proceeds from issuance of debt	593.8	85.4	10.0
Repayments of borrowings	(483.9)	(87.0)	(106.0)
Payment of debt issuance costs	(16.7)	(0.5)	(0.4)
Proceeds from issuance of warrant	49.8	—	—
Purchases of hedges	(61.0)	—	—
Proceeds from shares issued under employee stock purchase plan	3.6	3.8	3.3
Proceeds from exercise of stock options	1.5	0.8	3.8
Taxes related to net share settlement of equity awards	(1.8)	(2.1)	(2.3)
Contributions from noncontrolling partner	—	—	1.8
Other financing activities	(1.7)	(0.5)	(0.6)
Net cash provided by (used in) financing activities	83.6	(0.1)	(90.4)
Effects of exchange rate changes on cash and cash equivalents and restricted cash	0.9	(0.7)	(0.5)
Net increase (decrease) in cash and cash equivalents and restricted cash	70.8	(22.1)	(30.8)
Cash and cash equivalents and restricted cash at beginning of period	31.3	53.4	84.2
Cash and cash equivalents and restricted cash at end of period	$102.1	$31.3	$53.4
Supplemental cash flow information:
Cash paid for interest	$16.7	$19.9	$19.3
Cash paid for income tax, net of refunds	4.2	8.2	13.8
Supplemental non-cash activities:
Purchases of property, plant and equipment financed through accounts payable	$1.6	$1.8	$2.0

See accompanying notes to the consolidated financial statements.

VAREX IMAGING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
    Varex Imaging Corporation (the “Company,” “Varex” or “Varex Imaging”) designs, manufactures, sells and services a broad range of Medical products, which include X-ray tubes, digital detectors and accessories, high voltage connectors, image processing software and workstations, computer-aided diagnostic software, collimators, automatic exposure control devices, generators, ionization chambers and buckys, for use in a range of applications, including radiographic or fluoroscopic imaging, mammography, computed tomography, oncology and computer-aided detection. The Company sells its products to imaging system original equipment manufacturer (“OEM”) customers for incorporation into new medical diagnostic, radiation therapy, dental, and veterinary, to independent service companies, distributors and directly to end-users for replacement purposes.
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
Basis of Presentation and Principle of Consolidation

    The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).
Segment Reporting
    The Company has two reportable operating segments; (i) Medical and (ii) Industrial, which aligns with how its Chief Executive Officer ("CEO"), who is the Company's Chief Operating Decision Maker (“CODM”), reviews the Company’s performance. See Note 17. Segment Information, included in this report, for further information on the Company’s segments.
Fiscal Year
    The fiscal years of the Company as reported are the 52 or 53-week period ending on the Friday nearest September 30. Fiscal year 2020 was the 53-week period that ended October 2, 2020, fiscal year 2019 was the 52-week period that ended September 27, 2019, and fiscal year 2018 was the 52-week period ended September 28, 2018.
Variable Interest Entities
    For entities in which the Company has variable interests, the Company focuses on identifying which entity has the power to direct the activities that most significantly impact the variable interest entity’s economic performance and which enterprise has the obligation to absorb losses or the right to receive benefits from the variable interest entity. If the Company is the primary beneficiary of a variable interest entity, the assets, liabilities and results of operations of the variable interest entity will be included in the Company’s consolidated financial statements. As of October 2, 2020, the Company had two variable interest entities neither of which were consolidated.
 Use of Estimates
    The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates include the valuation of inventories, goodwill and intangible assets, warranties, contract liabilities, long-lived asset valuations, impairment on investments, financial instruments, and taxes on earnings. Actual results could differ from these estimates.

Impact of COVID-19

The coronavirus (“COVID-19”) pandemic and the mitigation efforts by governments to attempt to control its spread created uncertainties and disruptions in the economic and financial markets. The extent to which COVID-19 will continue to impact the Company’s business and financial results will depend on numerous evolving factors including, but not limited to: the magnitude and duration of COVID-19, the extent to which it will impact worldwide macroeconomic conditions including interest rates, unemployment rates, the speed of the anticipated recovery, and governmental and business reactions to the pandemic. During the 2020 fiscal year, as a result of the economic downturn resulting from COVID-19, the Company experienced reduced demand in the Company’s industrial segment and for certain higher end medical products that negatively impacted revenues and gross margin. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the currently estimated future impacts of COVID-19 as of October 2, 2020 and through the date of filing this report. The accounting matters assessed included, but were not limited to, the Company’s carrying value of goodwill, intangibles, long-lived assets, equity method investments, inventory and related reserves, and allowance for doubtful accounts. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material negative impacts to the Company’s consolidated financial statements in future reporting periods. These future developments are highly uncertain and the outcomes cannot be estimated with certainty. Actual results may differ from those estimates, and such differences may be material to the financial statements.

As described in Note 1 to the Company’s consolidated financial statements for the year ended September 27, 2019, as reissued on September 22, 2020 in our Current Report on Form 8-K, the Company concluded that there was substantial doubt about its ability to continue as a going concern. This assessment was based on the Company’s financial projections, which included the anticipated adverse effects of the COVID-19 pandemic on the Company’s financial condition and results of operations, and which indicated that it was probable that the Company would be in violation of certain leverage ratio covenants contained in its previously existing credit agreement.

As described more fully in Note 10. Borrowings, on September 30, 2020, the Company issued $300.0 million aggregate principal amount of 7.875% Senior Secured Notes due in 2027, the proceeds from which were used to repay the principal amounts outstanding under the Company’s previously existing credit agreement (which was then terminated), and entered into a new revolving credit agreement consisting of a $100.0 million asset-based loan revolving credit facility. The Senior Secured Notes do not contain any financial covenants and the asset-based loan revolving credit facility’s financial covenant is limited to when excess availability falls below a specified threshold. Management has concluded that the replacement of the Company's previously existing credit agreement with the Senior Secured Notes, combined with our current and anticipated future cash flows, has alleviated the substantial doubt about the Company's ability to continue as a going concern and the Company has sufficient liquidity to satisfy our obligations over the twelve-month period from the issuance date of these consolidated financial statements.
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

	Twelve Months Ended October 2, 2020		Twelve Months Ended September 27, 2019
(In millions)	Beginning of Period	End of Period	Beginning of Period	End of Period
Cash and cash equivalents	$29.9	$100.6	$51.9	$29.9
Restricted cash	1.4	1.5	1.5	1.4
Cash and cash equivalents and restricted cash as reported per statement of cash flows	$31.3	$102.1	$53.4	$31.3

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
Derivative instruments and hedging activities
    The Company records all derivatives on the consolidated balance sheets at fair value as of the reporting date. For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative is reported as a component of other comprehensive income or loss and reclassified from accumulated other comprehensive loss into earnings when the hedged transaction affects earnings.  For derivatives that are designated and qualify as net investment hedges, the gain or loss on the derivative is reported as a component of other comprehensive income or loss until the hedged item is sold. The portion of the change in fair value of the Company's net investment hedges (or cross currency swaps) related to the cross-currency basis spread is an excluded component in the assessment of the effectiveness of these net investment hedges (or cross currency swaps). These changes in fair value are recognized as an adjustment to interest expense. A qualitative assessment of hedge effectiveness is performed on a quarterly basis, unless facts and circumstances indicate the hedge may no longer be highly effective, in which case, a quantitative assessment of hedge effectiveness is performed.
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
    Credit is extended to customers based on an evaluation of the customer’s financial condition, and collateral is not required. During the periods presented, one of the Company's Medical segment customers accounted for a significant portion of revenues, which is as follows:

	Fiscal Year
	2020	2019	2018
Canon Medical Systems Corporation	20.5%	17.3%	18.1%
Canon Medical Systems Corporation accounted for 12.0% and 10.1% of the Company’s accounts receivable as of October 2, 2020 and September 27, 2019, respectively.
Inventories
    Inventories are valued at the lower of cost or net realizable value. Costs include materials, labor and manufacturing overhead and is computed on a first-in-first-out basis. The Company evaluates the carrying value of its inventories taking into consideration such factors as historical and anticipated future sales compared to quantities on hand and the prices the Company expects to obtain for products in its various markets. The Company adjusts excess and obsolete inventories to net realizable value and write-downs of excess and obsolete inventories are recorded as a component of cost of revenues.

    The following table summarizes the Company’s inventories, net:

(In millions)	October 2, 2020	September 27, 2019
Raw materials and parts	$184.6	$160.1
Work-in-process	23.9	27.9
Finished goods	63.4	60.2
Total inventories	$271.9	$248.2
As a result of the economic downturn resulting from COVID-19, during the three months ended July 3, 2020, the Company discontinued certain products and wrote-down approximately $15.8 million of inventory associated with discontinued products and restructuring activity.
Property, Plant and Equipment, net
    Property, plant and equipment are stated at cost, net of accumulated depreciation. Major improvements are capitalized, while repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets or remaining lease term. Land is not subject to depreciation, but land improvements are depreciated over fifteen years. Land leasehold rights and leasehold improvements are depreciated over the lesser of their estimated useful lives or remaining lease terms. Buildings are depreciated over twenty years. Machinery and equipment are depreciated over a range from three to seven years. Assets subject to lease are depreciated over the lesser of their estimated useful lives or remaining lease terms. Estimated useful lives are periodically reviewed and, when appropriate, changes are made prospectively. When certain events or changes in operating conditions occur, asset lives may be adjusted, and an impairment assessment may be performed on the recoverability of the carrying amounts. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are removed from the accounts.
    The following table summarizes the Company’s property, plant and equipment, net:

(In millions)	October 2, 2020	September 27, 2019
Land	$8.3	$8.3
Buildings and leasehold improvements	137.2	134.4
Machinery and equipment	175.5	170.7
Construction in progress	35.4	28.5
	$356.4	$341.9
Accumulated depreciation and amortization	(211.2)	(199.6)
Property, plant, and equipment, net	$145.2	$142.3
    The Company recorded depreciation expense of $22.3 million, $23.5 million and $26.0 million, in fiscal years 2020, 2019 and 2018, respectively. During fiscal years 2020, 2019 and 2018 the Company recorded accelerated depreciation of $2.9 million, $4.5 million and $4.2 million, respectively, which primarily related to the machinery and equipment used at the Santa Clara, CA facility. See Note 6. Restructuring, included in this report, for further information.

Investments

    The Company accounts for its equity investments in privately-held companies under the equity method of accounting if the Company has the ability to exercise significant influence in these investments. Distributions received from an equity method investment are classified using the cumulative earnings approach. Under the cumulative earnings approach, distributions up to the amount of cumulative equity in earnings recognized will be treated as returns on investment as operating cash flows and those in excess of that amount will be treated as returns of investment as investing cash flows. The Company monitors these equity investments for impairment and makes appropriate reductions in carrying values if the Company determines that impairment charges are required based primarily on the financial condition and near-term prospects of these companies. During the three months ended July 3, 2020, the Company wrote off a $2.7 million cost investment in a privately-held company, the related expense is included as part of other expenses, net in the Company's consolidated financial statements.

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
    The Company evaluates goodwill and indefinite lived intangible assets for impairment at least annually at the beginning of the fourth quarter of each fiscal year or whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The evaluation includes consideration of qualitative factors including industry and market considerations, overall financial performance, and other relevant events and factors affecting the reporting unit. If the Company determine that a quantitative analysis is necessary, the Company performs a step one analysis, which consists of a comparison of the fair value of a reporting unit against its carrying amount, including the goodwill allocated to each reporting unit. The Company determines the fair value of its reporting units based on a combination of income and market approaches. The income approach is based on the present value of estimated future cash flows of the reporting units, and the market approach is based on a market multiple calculated for each reporting unit based on market data of other companies engaged in similar business. If the carrying amount of the reporting unit is in excess of its fair value, the difference between the fair value and carrying amount is recorded as an impairment loss. The impairment test for intangible assets with indefinite useful lives, if any, consists of a comparison of fair value to carrying value, with any excess of carrying value over fair value being recorded as an impairment loss. In fiscal years 2020, 2019 and 2018, the Company performed the annual goodwill impairment test for our two reporting units and found no impairment.

In the third quarter of 2020, changes in facts and circumstances and general market declines due to COVID-19 resulted in reduced expectations of future operating results. The Company considered these circumstances and the potential long-term impact on cash flows associated with its reporting units and indefinite-lived intangible assets and determined that an indicator of possible impairment existed within its Medical and Industrial reporting units and indefinite-lived intangible assets. Accordingly, the Company performed a quantitative impairment analysis to determine the fair values of those reporting units and indefinite-lived intangible assets. Based on the output of the analysis, the Company determined that the fair values of both the Medical and Industrial reporting units substantially exceeded their carrying amounts. Accordingly, no impairment charges were required as of July 3, 2020 related to Goodwill. However, an impairment charge of $2.8 million was required for the Company's in-process R&D. See Note 12. Goodwill and Intangible Assets for more information.

    During the fiscal years ended October 2, 2020, September 27, 2019 and September 28, 2018, the Company recognized $2.8 million, $4.8 million, and $3.0 million of impairments of intangible assets, respectively. No goodwill impairment charges were recognized for any of the periods presented.
Loss Contingencies
    From time to time, the Company is involved in legal proceedings, claims and government inspections or investigations, customs and duties audits, other contingency matters, both inside and outside the United States, arising in the ordinary course of its business or otherwise. The Company accrues amounts for probable losses, to the extent they can be reasonably estimated, that it believes are adequate to address any liabilities related to legal proceedings and other loss contingencies that the Company believes will result in a probable loss (including, among other things, probable settlement value). A loss or a range of loss is disclosed when it is reasonably possible that a material loss will be incurred and can be estimated or when it is reasonably possible that the amount of a loss, when material, will exceed the recorded provision. When a loss contingency is probable but not reasonably estimable the nature of the contingency and the fact that an estimate cannot be made is disclosed. See Note 13. Commitments and Contingencies, for further information regarding certain of our contractual obligations and contingencies.

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
    The following table reflects the changes in the Company’s accrued product warranty:

	Fiscal Years
(In millions)	2020	2019
Accrued product warranty, at beginning of period	$8.1	$7.3
Charged to cost of revenues	15.1	12.9
Actual product warranty expenditures	(15.1)	(12.1)
Accrued product warranty, at end of period	$8.1	$8.1
Leases
    The Company determines if an arrangement is or contains a lease at the inception of an arrangement. The Company's operating lease right-of-use ("ROU") assets represent the right to use an underlying asset over the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. ROU assets may also include initial direct costs incurred and prepaid lease payments, less lease incentives. Lease liabilities and their corresponding ROU assets are recognized based on the present value of lease payments over the lease term, discounted using the Company's incremental borrowing rate ("IBR"). The Company recognizes operating leases with lease terms of more than twelve months in operating lease assets, current operating lease liabilities, and operating lease liabilities on its consolidated balance sheets. The Company recognizes finance leases with lease terms of more than twelve months in property, plant, and equipment, net, accrued liabilities and other current liabilities, and other long-term liabilities on its consolidated balance sheets. For purposes of calculating lease liabilities and the corresponding ROU assets, the Company's lease term may include options to extend or terminate the lease when it is reasonably certain that it will exercise that option.
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
    The Company determines revenue recognition through the following steps:
•Identification of the contract, or contracts, with a customer
•Identification of the performance obligations in the contract
•Determination of the transaction price
•Allocation of the transaction price to the performance obligations in the contract
•Recognition of revenue when, or as, a performance obligation is satisfied

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
Recognition of revenue
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
Disaggregation of Revenue

Revenue is disaggregated from contracts between geography and by reportable operating segment, which the Company believes best depicts how the nature, amount, timing, and uncertainty of revenues and cash flows are affected by economic factors. Refer to Note 17. Segment Information, included in this report, for the disaggregation of the Company’s revenue based on reportable operating segments and disaggregated by geographic region.
Contract Balances

    Contract assets are included within the prepaid expenses and other current assets, and other assets balances in the consolidated balance sheets. Contract liabilities, which also includes refund obligations, are included within the accrued liabilities and other current liabilities, deferred revenues, and other long-term liabilities balances in the consolidated balance sheets.

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
Allowance for Doubtful Accounts
The Company evaluates the creditworthiness of customers prior to authorizing shipment for all major sale transactions. On a quarterly basis, the Company evaluates aged items in the accounts receivable aging report and provides an allowance in an amount deemed adequate for doubtful accounts. If the evaluation of customers’ financial conditions does not reflect a future ability to collect outstanding receivables, additional provisions may be needed. The Company had an allowance for doubtful accounts of $0.3 million and $1.0 million as of October 2, 2020 and September 27, 2019, respectively.
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
    The Company measures and recognizes expense for all share-based payment awards based on their fair values. Share-based compensation expense recognized in the consolidated statements of (loss) earnings includes compensation expense for the share-based payment awards based on the grant date fair value estimated in accordance with the guidance on share-based compensation. The Company records forfeitures as they occur. The Company attributes the value of share-based compensation to expense using the straight-line method. The Company considers only the direct tax impacts of share-based compensation awards when calculating the amount of tax windfalls or shortfalls. For additional information, see Note 15. Employee Stock Plans, included in this report.
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
Research and Development
    Research and development costs are expensed as incurred. These costs primarily include employees’ compensation, consulting fees and material costs.

Taxes on Earnings
    Current income tax expense or benefit is the amount of income taxes expected to be payable or receivable for the current year. Deferred income tax liabilities or assets are established for the expected future tax consequences resulting from the differences in financial reporting and tax bases of assets and liabilities. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax assets will not be realized. In addition, we provide reserves for uncertain tax positions when such tax positions do not meet the recognition thresholds or measurement standards prescribed by the authoritative guidance for accounting for income taxes. Amounts for uncertain tax positions are adjusted in periods when new information becomes available or when positions are effectively settled. Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense.
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
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. On July 2, 2020, the US Treasury Department issued a regulation providing an election to waive NOL carryback to a former consolidated group. The Company has evaluated the impact of the CARES Act and concludes the NOL carryback provision of the CARES Act will result in a material cash tax benefit. The CARES Act retroactively clarified treatment of qualified improvement property as 15-year property instead of 39-year property as defined under U.S. Tax Reform. Certain qualified improvement property is also eligible for bonus depreciation.
Foreign Currency Translation
    The Company uses the U.S. Dollar predominately as the functional currency of its foreign operations. Gains and losses from remeasurement of foreign currency balances into U.S. Dollars are included in the consolidated statements of (loss) earnings. For the foreign subsidiaries where the local currency is the functional currency, translation adjustments of foreign currency financial statements into U.S. dollars are recorded to a separate component of accumulated other comprehensive loss.
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update ASU No. 2016-02, Leases, referred to as ASC 842. The purpose of ASC 842 is to increase the transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet, including those previously classified as operating leases under U.S. GAAP, and disclosing key information about leasing arrangements. ASC 842, as amended, is effective for public entities for annual periods beginning after December 15, 2018, including interim periods within those annual periods and was effective for the Company beginning in fiscal year 2020. The Company adopted the standard using the transition method provided by ASU No. 2018-11, Leases ("Topic 842"): Targeted Improvements. Under this method, the Company applied the new leasing rules on September 28, 2019, rather than at the earliest comparative period presented in the financial statements. Prior periods were presented in accordance with the previously existing lease guidance under ASC Topic 840.
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
    The most significant impact of the standards for the Company relate to the recognition of the right-of-use assets and lease liabilities for the operating leases in the balance sheet. Upon adoption of the new lease standard, the Company recognized operating lease right-of-use assets and finance lease right-of-use assets of $26.8 million and $0.6 million, respectively, and corresponding operating lease liabilities and finance lease liabilities of $27.5 million and $0.6 million, respectively. This includes the recording of the Company’s existing capital leases as finance leases at transition. The cumulative impact of adoption was a $0.3 million decrease to retained earnings. Refer to Note 3. Leases, for a detailed description of the impact of adopting this standard and its impact on the consolidated financial statements and related disclosures.

    In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which provides the option to reclassify certain income tax effects related to the Tax Cuts and Jobs Act passed in December of 2017 between accumulated other comprehensive income and retained earnings and also requires additional disclosures. The amendments in this ASU were effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Effective September 28, 2019, the Company adopted ASU 2018-02 and it did not have a material effect on the Company’s financial statements and related disclosures.
    In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other, Simplifying the Test for Goodwill Impairment, which simplified the testing required for the impairment of goodwill by removing Step 2 from the goodwill impairment test. Step 2 of the goodwill impairment test measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. ASU 2017-04 allows an entity to measure the impairment based off Step 1 of the impairment test, which calculates the impairment as the difference between the carrying amount of the reporting unit and its fair value. Adoption of this ASU was required for the Company in the first quarter of fiscal year 2021. The Company elected to early adopt this standard effective April 4, 2020. This adoption was made on a prospective basis, as required by the standard.
Recent Accounting Standards Updates Not Yet Effective

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, to address issues identified as a result of the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. In addressing the complexity, this ASU is focused on amending the guidance for convertible instruments and the derivatives scope exception for contracts in an entity’s own equity. The Company is evaluating the impact of adopting this guidance to its consolidated financial statements.
    In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, to provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The Company is currently evaluating the impact from the replacement of the London Interbank Offered Rate (LIBOR) and whether the Company will elect the adoption of the optional guidance.
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the current guidance, and improving the consistent application of and simplification of other areas of the guidance. The standard is effective for the Company beginning in the first quarter of fiscal year 2022. Early adoption is permitted. The Company is evaluating the impact of adopting this guidance to its consolidated financial statements.
    In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. This ASU replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In addition, the ASU requires new disclosures. This standard will be effective for the Company's interim and annual periods beginning with the first quarter of fiscal 2021 and must be applied on a modified retrospective basis. This standard will not materially impact the Company's consolidated financial statements.

2. REVENUE RECOGNITION
The Company adopted ASC 606 on September 29, 2018, using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for fiscal year 2020 and 2019 reflect the application of ASC 606 guidance while the reported results for fiscal year 2018 were prepared under the guidance of ASC 605, Revenue Recognition.
The following tables summarize the changes in the contract assets and refund liabilities for the twelve months ended October 2, 2020 and September 27, 2019:

(In millions)	Contract Assets
Balance at September 28, 2018	$24.4
Costs recovered from product returns during the period	(6.4)
Contract asset from shipments of products, subject to return during the period	5.7
Balance at September 27, 2019	$23.7
Costs recovered from product returns during the period	(5.6)
Contract asset from shipments of products, subject to return during the period	6.5
Balance at October 2, 2020	$24.6

(In millions)	Refund Liabilities
Balance at September 28, 2018	$27.1
Release of refund liability included in beginning of year refund liability	(7.0)
Additions to refund liabilities	6.3
Balance at September 27, 2019	$26.4
Release of refund liability included in beginning of year refund liability	(6.2)
Additions to refund liabilities	7.2
Balance at October 2, 2020	$27.4
During fiscal year 2020, the Company recognized revenue of $8.4 million related to deferred revenue which existed at September 27, 2019. During fiscal year 2019, the Company recognized revenue of $10.5 million related to deferred revenue which existed at September 28, 2018.
Remaining Performance Obligations
    Remaining performance obligations represent the transaction price of firm orders for which revenue has not yet been recognized, which are primarily related to contracts where control will be transferred to customers over the next 12 months. See Note 1. Summary of Significant Accounting Policies, for details on the nature of the remaining performance obligations within these contracts and how they will be resolved.
3. LEASES
    On September 28, 2019, the Company adopted ASC 842, which amends the guidance for the accounting and reporting of leases. The determination of whether an arrangement is, or contains, a lease is performed at the inception of the arrangement. The Company has operating and finance leases for office space, warehouse and manufacturing space, vehicles and certain equipment. The Company's lease agreements do not contain any material residual value guarantees, variable lease costs, bargain purchase options or restrictive covenants. The Company does not have any lease transactions with related parties. Leases with an initial term of 12 months or less are generally not recorded on the balance sheet and expense for these leases is recognized on a straight-line basis over the lease term. The Company's leases have remaining lease terms of one year to approximately seven years, some of which may include options to extend the leases for up to six years and some include options to terminate early. These options have been included in the determination of the lease liability when it is reasonably certain that the option will be exercised.
    Right-of-use assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease contract. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of fixed lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company's incremental borrowing rate is based on a credit-adjusted risk-free rate, which best approximates a secured rate over a similar term of lease.

    The following table presents supplemental balance sheet information related to the Company's operating and finance leases:

		October 2, 2020
(In millions)	Balance Sheet Location	Operating Leases	Finance Leases
Assets
Operating lease right-of-use assets	Operating lease assets	$27.7	$—
Finance lease right-of-use assets	Property, plant and equipment, net	$—	$0.5
Liabilities
Operating lease liabilities (current)	Current operating lease liabilities	$6.1	$—
Finance lease liabilities (current)	Accrued liabilities and other current liabilities	$—	$0.2
Operating lease liabilities (non-current)	Operating lease liabilities	$23.1	$—
Finance lease liabilities (non-current)	Other long-term liabilities	$—	$0.4
    The following table presents the weighted average remaining lease term and discount rate information related to the Company's operating and finance leases:

	October 2, 2020
	Operating Leases	Finance Leases
Weighted average remaining lease term (in years)	6.6	3.3
Weighted average discount rate	4.5%	4.1%
    The following table provides information related to the Company’s operating and finance leases:

(In millions)	Fiscal Year 2020
Total operating lease costs (a)	$8.4

Total finance lease costs	$0.3

Operating cash flows from operating leases	$8.0
Financing cash flows from finance leases	0.3
Total cash paid for amounts included in the measurement of lease liabilities	$8.3

Noncash operating right-of-use assets obtained in exchange for new lease liabilities (b)	$10.6
Noncash finance right-of-use assets obtained in exchange for new lease liabilities (b)	0.2
Total right-of-use assets obtained in exchange for new lease liabilities (b)	$10.8
(a) Includes variable and short-term lease expense, which were immaterial for fiscal year 2020.
(b) Excludes the impact of adopting the new leases standard in the first quarter of 2020.

For fiscal year 2019 and 2018 the Company's lease expense was $5.1 million and $5.3 million, respectively.

    As of October 2, 2020, maturities of operating lease and finance lease liabilities for each of the following five years and a total thereafter were as follows:

(In millions)
Fiscal years:	Operating Leases	Finance Leases
2021	$7.1	$0.2
2022	6.6	0.2
2023	4.2	0.2
2024	3.5	—
2025	3.3	—
Thereafter	9.4	—
Total future lease payments	$34.1	$0.6
Less: imputed interest	(4.9)	—
Present value of lease liabilities	$29.2	$0.6

As of October 2, 2020, the Company had not entered into any material leases that have not yet commenced.

At September 27, 2019, the Company was committed to minimum rentals under non-cancelable operating leases (including rent escalation clauses) for fiscal years 2020 through 2024 and thereafter, as follows: $7.5 million, $5.4 million, $4.7 million, $1.8 million, $0.9 million, and $0.2 million, respectively.
4. BUSINESS COMBINATIONS
Acquisition of Direct Conversion AB
    In April 2019, Varex completed the acquisition of 98.2% of the outstanding shares of common stock of Direct Conversion AB (publ) (“Direct Conversion”) for $69.5 million in cash, net of cash acquired, the assumption of Direct Conversion's debt of $4.5 million and deferred consideration equal to $9.9 million or 0.3 million shares of the Company’s common stock. The acquisition of Direct Conversion expanded our detector product portfolio to include photon counting technology. This technology will allow Varex to expand its range of imaging applications and offer new solutions to both Medical and Industrial customers. To settle the deferred consideration, in April 2020, the Company issued the 0.3 million shares of its common stock valued at $7.4 million to certain shareholders of Direct Conversion.

    The following table summarizes the purchase price allocation for Direct Conversion:

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

During the third quarter of 2020, the in-process research and development assets from the Direct Conversion acquisition were determined to be impaired. Refer to Note 12. Goodwill and Intangible Assets, for more information.
    The following amounts represent revenues by reporting segment from Direct Conversion from the acquisition date of April 29, 2019, through September 27, 2019:

(In millions)	Direct Conversion Revenue
Medical	$4.5
Industrial	1.8
Total Direct Conversion revenues	$6.3

    The acquisition of Direct Conversion did not have a significant impact on the Company's consolidated results of operations on a pro forma basis for the current or prior years.
5. RELATED-PARTY TRANSACTIONS
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
    The equity investment in dpiX Holding is accounted for under the equity method of accounting. When the Company recognizes its share of net profits or losses of dpiX Holding, profits or losses in inventory purchased from dpiX are eliminated until realized by the Company. In fiscal years 2020, 2019 and 2018, the Company recorded (loss) and income on the equity investment in dpiX Holding of $(0.8) million, $(1.1) million and $3.4 million, respectively. Income and loss on the equity investment in dpiX Holding is included in other (expense) income, net in the consolidated statements of (loss) earnings. The carrying value of the equity investment in dpiX Holding, which was included in investments in privately-held companies on the consolidated balance sheets, was $47.3 million and $48.1 million at October 2, 2020 and September 27, 2019, respectively.
    In fiscal years 2020, 2019 and 2018, the Company purchased glass transistor arrays from dpiX totaling $20.4 million, $23.5 million and $19.3 million, respectively. These purchases of glass transistor arrays are included as a component of inventories on the consolidated balance sheets or cost of revenues in the consolidated statements of (loss) earnings for these fiscal years.
    As of October 2, 2020 and September 27, 2019, the Company had accounts payable to dpiX totaling $4.6 million and $3.6 million, respectively.
    In October 2013, the Company entered into an amended agreement with dpiX and other parties that, among other things, provides the Company with the right to 50% of dpiX’s total manufacturing capacity produced after January 1, 2014. In addition, the amended agreement requires the Company to pay for 50% of the fixed costs (as defined in the amended agreement), as determined at the beginning of each calendar year. In January 2020, the fixed cost commitment was determined and approved by the dpiX board of directors to be $12.7 million for calendar year 2020. As of October 2, 2020, the Company estimated it has fixed cost commitments of $3.2 million related to this amended agreement through the remainder of calendar year 2020. The amended agreement will continue unless the ownership structure of dpiX changes (as defined in the amended agreement).
    The Company has determined that dpiX is a variable interest entity because at-risk equity holders, as a group, lack the characteristics of a controlling financial interest. Majority votes are required to direct the manufacturing activities, legal operations and other activities that most significantly affect dpiX’s economic performance. The Company does not have majority voting rights and no power to direct the activities of dpiX and therefore is not the primary beneficiary of dpiX. The Company’s exposure to loss as a result of its involvement with dpiX is limited to the carrying value of the Company’s investment of $47.3 million and fixed cost commitments.
    In November 2018, the Company and CETTEEN GmbH (“CETTEEN”), formed a German joint venture entity, VEC Imaging Verwaltungsgesellschaft GmbH (“VEC”), to develop technology for use in X-ray imaging components. In accordance with the VEC agreement, net profits or losses are allocated to the members in accordance with their ownership interest. The Company's investment in VEC is accounted for under the equity method. As of October 2, 2020, the Company has made contributions totaling

$4.0 million, and has committed to contribute an additional $1.2 million, as milestones are achieved, and to provide certain full-time employees to support prototyping and manufacturing activities in exchange for a 50% interest in VEC. CETTEEN made contributions of certain assets including intellectual property in exchange for a 50% interest in VEC. The Company's investment in VEC was $2.5 million and $2.0 million as of October 2, 2020 and September 27, 2019, respectively.
6. RESTRUCTURING
    In July 2018, the Company committed to relocate the production of amorphous silicon glass for digital detectors, from its Santa Clara facility, to the jointly owned dpiX fabrication facility in Colorado. In July 2019, the Company committed to close its Santa Clara facility and to relocate the remaining production to its other existing facilities. The Company ceased all operations at the Santa Clara facility as of October 2, 2020 and all activities related to the closure of the facility are expected to be complete by the end of December 2020. In connection with the relocation of the glass production and site closure, the Company recorded $9.1 million and $18.9 million of restructuring charges during fiscal year 2020 and 2019, respectively.
On July 29, 2020, the Company commenced the implementation of a reduction in workforce to reduce the Company’s operating costs and address the impact of the COVID-19 pandemic. This action is expected to result in the reduction of the Company’s workforce by approximately 94 employees, of which nearly all are located within the United States. This reduction is in addition to the previously disclosed reduction in workforce associated with the closure of the Company’s Santa Clara facility. The Company expects to complete the reduction in workforce by December 31, 2020. In connection with this reduction in workforce and other restructuring activities, excluding those related to the Santa Clara facility, the Company has recorded $4.4 million of expense during fiscal year 2020.
    Cash outflows associated with these restructuring charges are limited to employee termination expenses, facility closure and equipment sales and disposals. Below is a detail of restructuring charges incurred during the 2020 and 2019 fiscal years, which predominately relate to the Company's Medical segment:

(In millions)	Location of Restructuring Charges in Consolidated Statements of (Loss) Earnings	October 2, 2020	September 27, 2019
Inventory write downs	Cost of revenues	$1.3	$3.1
Intangible assets impairment	Impairment of intangible assets	—	4.8
Accelerated depreciation	Cost of revenues	2.9	4.5
Severance costs	Selling, general and administrative	5.7	6.2
Facility closure costs	Selling, general and administrative	3.6	0.3
Total restructuring charges		$13.5	$18.9

7. OTHER FINANCIAL INFORMATION
     The following table summarizes the Company’s accrued liabilities and other current liabilities:

(In millions)	October 2, 2020	September 27, 2019
Accrued compensation and benefits	$33.0	$32.1
Product warranty	8.1	8.1
Income taxes payable	5.6	10.7
Right of return liability	7.4	6.9
Deferred consideration	—	8.9
Other	16.4	9.0
Total accrued liabilities and other current liabilities	$70.5	$75.7

    The following table summarizes the Company’s other long-term liabilities:

(In millions)	October 2, 2020	September 27, 2019
Long-term income tax payable	$3.9	$3.9
Environment liabilities	0.8	0.9
Defined benefit obligation liability	6.5	5.5
Long-term right of return liability	19.9	19.5
Long-term other	3.8	2.7
Total other long-term liabilities	$34.9	$32.5

    The following table summarizes the Company’s other (expense) income, net:

	Fiscal Years
(In millions)	2020	2019	2018
Income (loss) from equity method investments	$(2.1)	$(2.3)	$3.9
Change in fair value of deferred consideration	0.9	1.0	—
Impairment of investment	(2.7)	0.0	—
Realized (loss) on foreign currencies	(3.7)	(1.9)	(1.2)
Total other income (expense), net	$(7.6)	$(3.2)	$2.7
8. (LOSS) EARNINGS PER SHARE
    Basic (loss) earnings per common share is computed by dividing the net (loss) earnings for the period by the weighted average number of shares of common stock outstanding during the reporting period. Diluted earnings per common share reflects the effects of potentially dilutive securities, which is computed by dividing net (loss) earnings by the sum of the weighted average number of common shares outstanding and dilutive common shares, which consists of stock options and unvested restricted stock.

    A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share is as follows:

	Fiscal Year
(In millions, except per share amounts)	2020	2019	2018
Net (loss) earnings attributable to Varex	$(57.9)	$15.5	$27.5
Weighted average shares outstanding - basic	38.8	38.2	37.9
Dilutive effect of potential common shares	—	0.4	0.5
Weighted average shares outstanding - diluted	38.8	38.6	38.4
(Loss) earnings per share attributable to Varex - basic	$(1.49)	$0.41	$0.73
(Loss) earnings per share attributable to Varex - diluted	$(1.49)	$0.40	$0.72
Anti-dilutive employee shared based awards, excluded	3.5	1.9	1.2

Potentially dilutive shares, which are based on the weighted-average shares of common stock underlying stock options, unvested stock awards, purchase rights granted under the employee stock purchase plan, warrants and convertible notes using the treasury stock method or the if-converted method, as applicable, are included when calculating diluted net income (loss) earnings per share attributable to Varex when their effect is dilutive. Because the Company incurred a net loss for fiscal year 2020, none of the potentially dilutive common shares were included in the diluted share calculations for those periods as they would have been anti-dilutive.
9. FINANCIAL DERIVATIVES AND HEDGING ACTIVITIES
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
Derivatives Designated as Hedging Instruments - Cash Flow Hedges

    The Company previously used interest rate swap contracts as cash flow hedges to manage its exposure to fluctuations in LIBOR interest rates. Interest rate swap contracts hedging variable rate debt effectively fixed the LIBOR component of its interest rate for a specific period of time. These hedges were entered into in connection with the Company's prior Credit Agreement, as defined in Note 10. Borrowings, as the interest rates under the Credit Agreement were at variable rates. In September 2020, the Company repaid the debt under the Credit Agreement and terminated all of the interest rate swap contracts. The loss on the interest rate contracts that was deferred in other comprehensive income (OCI) was immediately recognized in earnings from transactions that are remote.

    The following table summarizes the amount of pre-tax (loss) earnings recognized from derivative instruments for the periods indicated and the line items in the accompanying financial statements where the results are recorded for cash flow hedges:

	Amount of Gain or (Loss) Recognized in OCI on Derivatives Fiscal Year Ended			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Fiscal Year Ended
(In millions)	2020	2019	2018		2020	2019	2018
Interest Rate Swap Contracts	$(3.4)	$(6.3)	$6.9	Interest expense	$(1.5)	$1.9	$0.1
    These derivative instruments are subject to master netting agreements giving effect to rights of offset with each counterparty. None of the balances were eligible for netting. The following table summarizes the gross fair values of derivative instruments as of the periods indicated and the line items in the accompanying consolidated balance sheets where the instruments are recorded.

	Derivative Liabilities
(In millions)		October 2, 2020	September 27, 2019
Derivatives designated as cash flow hedges	Balance sheet location
Interest rate swap contracts	Other non-current liabilities	$—	$(0.5)
Derivatives Designated as Hedging Instruments - Net Investment Hedges

    The Company uses cross currency swap contracts as net investment hedges to manage its risk of variability in foreign currency-denominated net investments in majority-owned international operations. All changes in fair value of the derivatives designated as net investment hedges are reported in accumulated other comprehensive (loss) income along with the foreign currency translation adjustments on those investments. In September 2020, the Company terminated one of the net investment swaps and the loss on the swap was recorded in accumulated other comprehensive (loss) income where it will remain until substantial liquidation of the international operations.
As of October 2, 2020, the Company had the following outstanding derivatives designated as net investment hedging instruments:

(In millions, except for number of instruments)	Number of Instruments	Notional Value
Cross Currency Swap Contracts	3	$66.6
    The following table summarizes the amount of pre-tax earnings recognized from derivative instruments for the periods indicated and the line items in the accompanying statements of (loss) earnings where the results are recorded for net investment hedges:

	Amount of Gain or (Loss) Recognized in OCI on Derivatives Fiscal Year Ended			Location of Gain or (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
(In millions)	2020	2019	2018		2020	2019	2018
Cross Currency Swap Contracts	$(1.3)	$(0.2)	$—	Interest expense	$1.5	$0.2	$—
    These derivative instruments are subject to master netting agreements giving effect to rights of offset with each counterparty. None of the balances were eligible for netting. The following table summarizes the gross fair values of derivative instruments as of the periods indicated and the line items in the accompanying consolidated balance sheets where the instruments are recorded:

	Derivative Assets			Derivative Liabilities
(In millions)		October 2, 2020	September 27, 2019		October 2, 2020	September 27, 2019
Derivatives designated as net investment hedges	Balance sheet location			Balance sheet location
Cross currency swap contracts	Other current assets	$1.3	$—	Other current liabilities	$—	$(0.2)
Cross currency swap contracts	Other non-current assets	—	—	Other non-current liabilities	(2.1)	—
		$1.3	$—		$(2.1)	$(0.2)

Balance Sheet Hedges
    The Company also enters into foreign currency forward contracts to hedge fluctuations associated with foreign currency denominated monetary assets and liabilities, primarily cash, third-party accounts receivable, accounts payable, and intercompany receivables and payables. These forward contracts expire within 30 days. These forward contracts are not designated for hedge accounting treatment, therefore, the change in fair value of these derivatives is recorded as a component of other income (expense) and offsets the change in fair value of the foreign currency denominated assets and liabilities, which are also recorded in other income (expense). The effect of derivative instruments not designated as hedges for fiscal year 2020 was a loss of $0.2 million. The Company does not, and does not intend to use derivative financial instruments for speculative or trading purposes.
    The following table shows the notional amounts of outstanding foreign currency contracts entered into under its balance sheet hedge program as of October 2, 2020:

	Notional Value of Derivatives not Designated as Hedging Instruments:
(in millions)	Buy contracts	Sell contracts
Swiss franc	$—	$1.1
Chinese renminbi	3.4	—
Euro	—	29.3
	$3.4	$30.4

10. BORROWINGS
    The following table summarizes the Company's short-term and long-term debt:

	October 2, 2020		September 27, 2019
(In millions, except for percentages)	Amount	Weighted-Avg Effective Interest Rate	Amount	Weighted-Avg Effective Interest Rate	$ Change
Current maturities of long-term debt
Term Facility	$—		$29.4	5.6%	$(29.4)
Other debt	2.5		1.3		1.2
Total current maturities of long-term debt	$2.5		$30.7		$(28.2)

Non-current maturities of long-term debt:
Revolving Credit Facility	$—		$59.0	5.6%	$(59.0)
Asset-Based Loan	—		—		—
Term Facility	—		308.6	5.6%	(308.6)
Convertible Senior Unsecured Notes	200.0	10.9%	—		200.0
Senior Secured Notes	300.0	8.2%	—		300.0
Other debt	8.8		2.5		6.3
Total non-current maturities of long-term debt:	$508.8		$370.1		$138.7

Unamortized issuance costs and debt discounts
Debt issuance costs - Credit Agreement	$—		$(5.7)		$5.7
Unamortized discount and issuance costs - Convertible Notes	(50.4)		—		(50.4)
Debt issuance costs - Senior Secured Notes	(5.6)		—		(5.6)
Total	$(56.0)		$(5.7)		$(50.3)

Total debt outstanding, net	$455.3		$395.1		$60.2

Future principal payments of long-term debt outstanding as of October 2, 2020 are as follows:

(In millions)
Fiscal years:
2021	$2.5
2022	2.6
2023	2.4
2024	1.5
2025	201.4
Thereafter	300.9
Total debt outstanding	511.3
Less: current maturities of long-term debt	(2.5)
Non-current portion of long -term debt	$508.8

Convertible Senior Unsecured Notes

On June 9, 2020, Varex issued $200.0 million in aggregate principal amount of 4.00% convertible senior unsecured notes due 2025 (“Convertible Notes”). The net proceeds from the issuance of the Convertible Notes, after deducting transaction fees and offering expense payable by the Company, were approximately $193.1 million. The Convertible Notes bear interest at the annual rate of 4.00%, payable semiannually on June 15 and December 15 of each year, beginning on December 15, 2020, and will mature on June 15, 2025, unless earlier converted or repurchased by us.

The Convertible Notes will be convertible into cash, shares of Varex common stock or a combination thereof, at the Company's election, at an initial conversion rate of 48.05 shares of common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $20.81 per share, subject to adjustment pursuant to the terms of the Indenture governing the Convertible Notes (the "Indenture"). The Convertible Notes may be converted at any time after, and including, December 15, 2024 until the close of business on the second scheduled trading day immediately before the maturity date.

The conversion rate of the Convertible Notes may be adjusted in certain circumstances, including in connection with a conversion of the Convertible Notes made following certain fundamental changes and under other circumstances set forth in the Indenture. It is the Company's current intent and policy to settle any conversions of notes through a combination of cash and shares.

Prior to the close of business on the business day immediately preceding December 15, 2024, the Convertible Notes at the option of the holder can be convertible only under the following circumstances:

•during any calendar quarter commencing after the calendar quarter ending on September 30, 2020, if the last reported sale price per share of Varex common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter;
•during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of Varex common stock on such trading day and the conversion rate on such trading day;
•upon the occurrence of certain corporate events or distributions on Varex common stock, as described in the Indenture; or
•if the Company calls any notes for redemption (under the conditions specified below).

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

Total interest expense related to the Convertible Notes for the twelve months ended October 2, 2020 was $5.0 million and was comprised of $2.5 million related to the contractual interest coupon and $2.5 million related to the amortization of the discount and issuance costs on the liability component.

Call Spread

On June 4, 2020 and June 5, 2020, in connection with the offering of the Convertible Notes, Varex entered into privately negotiated convertible note hedge transactions (collectively, the “Hedge Transactions”). The Hedge Transactions cover, subject to customary anti-dilution adjustments, the number of shares of Varex common stock that initially underlie the Convertible Notes. The Hedge Transactions are expected generally to reduce the potential dilution and/or offset any cash payments Varex is required to make in excess of the principal amount due upon conversion of the Convertible Notes in the event that the market price of Varex common stock is greater than the strike price of the Hedge Transactions, which was initially $20.81 per share (subject to adjustment under the terms of the Hedge Transactions). The strike price of $20.81 corresponds to the initial conversion price of the Convertible Notes. The number of shares underlying the Hedge Transactions is 9.6 million.

On June 4, 2020 and June 5, 2020, Varex also entered into privately negotiated warrant transactions (collectively, the “Warrant Transactions” and, together with the Hedge Transactions, the “Call Spread Transactions”), whereby the Company sold warrants at a higher strike price relating to the same number of shares of Varex common stock that initially underlie the Convertible Notes, subject to customary anti-dilution adjustments. The initial strike price of the warrants is $24.975 per share (subject to adjustment under the terms of the Warrant Transactions), which is 50% above the last reported sale price of Varex common stock on June 4, 2020. The Warrant Transactions could have a dilutive effect to the Company's stockholders to the extent that the market price per share of Varex common stock, as measured under the terms of the Warrant Transactions, exceeds the applicable strike price of the warrants. The number of shares underlying the Warrant Transactions is 9.6 million. The number of warrants outstanding as of October 2, 2020, was 9.6 million.

The Company used $11.2 million of the net proceeds from the issuance of the Convertible Notes and $49.8 million from the Warrant Transactions to pay the cost of the Hedge Transactions, which totaled $61.0 million.

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

Accounting Treatment of the Convertible Notes and Related Hedge Transactions and Warrant Transactions

As the Call Spread Transactions meet certain accounting criteria, the Call Spread Transactions were classified as equity and are not accounted for as derivatives. The proceeds from the offering of the Convertible Notes were separated into liability and equity components. On the date of issuance, the liability and equity components of the Convertible Notes were calculated to be approximately $152.3 million and $47.7 million, respectively. The initial $152.3 million liability component was determined based on the fair value of similar debt instruments excluding the conversion feature assuming a hypothetical interest rate of 10.45%. The initial $47.7 million equity component represents the difference between the fair value of the initial $152.3 million in debt and the $200.0 million of gross proceeds. The equity component is included in additional paid-in capital in the consolidated balance sheets and will not be subsequently remeasured as long as it continues to meet the conditions for equity classification. The related initial debt discount of $47.7 million is being amortized over the life of the Convertible Notes as non-cash interest expense using the effective interest method at an interest rate of 10.9%.

In connection with the above-noted transactions, the Company incurred approximately $6.9 million of offering-related costs. These offering fees were allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt and equity issuance costs, respectively. The Company allocated $5.3 million of debt issuance costs to the liability component, which were capitalized as deferred financing costs within long-term debt. These costs are being amortized as interest expense over the term of the debt using the effective interest method. The remaining $1.6 million of transaction costs allocated to the equity component were recorded as a reduction of the equity component.
Senior Secured Notes

Varex issued $300.0 million aggregate principal amount of 7.875% Senior Secured Notes due 2027 (the "Senior Secured Notes") pursuant to an indenture dated September 30, 2020, among Varex, certain of its direct or indirect wholly-owned subsidiaries as guarantors, and Wells Fargo Bank, National Association as trustee and collateral agent. Interest payments are paid semiannually on April 15 and October 15 of each year, beginning on April 15, 2021.

The net proceeds from the Senior Secured Notes after initial purchasers’ discount, commissions and estimated fees and expenses of $5.6 million, were approximately $294.4 million. The Company used $267.5 million of the proceeds from the offering to repay the Term Facility (defined below), including accrued interest.

As of October 2, 2020, the book value of the Senior Secured Notes was presented net of unamortized debt issuance costs of $5.6 million. Debt issuance costs are amortized to interest expense over the agreement term using the effective interest method. The effective interest rate was 8.2% as of October 2, 2020.

The Senior Secured Notes are secured by a first priority lien on substantially all of the assets of Varex and the assets and capital stock of its subsidiary guarantors (subject to exceptions), except for assets for which a first priority security interest is pledged for the ABL Facility (defined below), in which the Senior Secured Notes will have a second lien security interest. The Senior Secured Notes include negative covenants, subject to certain exceptions, restricting or limiting Varex's ability and the ability of its restricted subsidiaries to, among other things, incur liens on collateral; sell certain assets; incur additional indebtedness; pay dividends; issue preferred shares; consolidate, merge, or sell all or substantially all of its assets; and enter into certain transactions with their affiliates.

At any time prior to October 15, 2023, the Company has the ability to redeem the Senior Secured Notes under the following optional redemptions:
•up to 30% of the aggregate principal amount of the notes issued under the indenture with the proceeds of certain equity offerings at a redemption price equal to 107.875% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
•some or all of the notes at a price equal to 100% of the principal amount of the notes, plus a “make-whole premium,” together with accrued and unpaid interest, if any, to, but excluding, the redemption date.
•up to 10% of the aggregate principal amount of the notes per year at a redemption price equal to 103% of the aggregate principal amount of notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding the redemption date.

At any time on or after October 15, 2023, Varex may redeem all or part of the notes at the redemption prices indicated in the indenture, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, if the Company experiences certain changes of control or receive proceeds from certain asset sales, holders of the notes will have the right to require the Company to repurchase the notes under the terms set forth within the indenture.

Interest expense related to the Senior Secured Notes for the twelve months ended October 2, 2020 was $0.2 million.
Asset-Based Loan

Concurrent with the termination of the Credit Agreement (defined below) and closing of the Senior Secured Notes on September 30, 2020, the Company entered into a new revolving credit agreement consisting of a $100.0 million asset-based loan revolving credit facility (the “Asset-Based Loan”, or "ABL Facility"). Borrowings under the Asset-Based Loan will be expected to bear interest at floating rates based on LIBOR, or comparable rate, or a base rate, and an applicable margin based on Average Daily Excess Availability (as defined in the Asset-Based Loan Agreement). In addition, the Company is required to pay a quarterly commitment fee of 0.375% to 0.5%, based on the aggregate unused commitments under the Asset-Based Loan. The ABL Facility matures on the earlier of September 30, 2025 or 91 days prior to the maturity of the Convertible Notes, at which time all outstanding amounts under the ABL Facility will be due and payable. As of October 2, 2020, the total undrawn amount under the ABL Facility was $100.0 million, however, the borrowing base under the ABL fluctuates from month-to-month depending on the amount of eligible accounts receivable and inventory.

Debt issuance costs, including unamortized deferred costs for continuing lenders under the previously existing revolving credit facility, of $3.1 million were capitalized and are being amortized over the term of the new agreement. The amortization associated with these costs is recorded within Interest expense in the consolidated statement of operations. The debt issuance costs are included net of amortization within other assets in the accompanying consolidated balance sheets.

The ABL Facility includes various restrictive covenants that limit our ability to engage in certain transactions, including the incurrence of debt, payment of dividends and other restrictive payments, existence of restrictions affecting subsidiaries, sales of stock and assets, certain affiliate transactions, modifications of debt documents and organizational documents, changes to line of business and fiscal year, incurrence of liens, making fundamental changes, prepayments of junior indebtedness, and certain other transactions.

The ABL Facility contains a minimum Fixed Charge Coverage Ratio of 1.00 to 1.00 that is tested when excess availability under the ABL is less than the greater of (i) 10.0% of the Line Cap (the lesser of (a) the aggregate commitments under the ABL Facility and (b) the aggregate borrowing base) and (ii) $7.5 million.

The ABL Facility will have a first lien security interest on accounts receivable, cash, and inventory as well as certain real estate and holds second lien security interest on all other assets.
Credit Agreement

On May 1, 2017 Varex entered into a secured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of up to $200.0 million with a term of five years, and a secured term facility (the “Term Facility” and together with the Revolving Credit Facility, the “Credit Agreement”) in an aggregate principal amount of $400.0 million, which was subsequently amended.

On September 30, 2020, the Company terminated its previously existing Credit Agreement, consisting of both the Term Facility and Revolving Credit Facility. The Company repaid the outstanding Term Facility balance of $265.5 million and accrued interest of $2.0 million with proceeds received from the issuance of the Senior Secured Notes (defined above) and wrote off approximately $3.8 million of previously recorded debt issuance costs, which resulted in a $3.8 million loss on extinguishment of debt, recorded as interest expense within the consolidated statements of operations and comprehensive (loss) earnings.
11. FAIR VALUE
Assets/Liabilities Measured at Fair Value on a Recurring Basis
    In the tables below, the Company has segregated all assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

(In millions)	Fair Value Measurements at October 2, 2020
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents - money market funds	$—	$72.9	$—	$72.9
Derivative assets	—	1.1	—	1.1
Total assets measured at fair value	$—	$74.0	$—	$74.0
Liabilities:
Derivative liabilities	$—	$2.1	$—	$2.1
Total liabilities measured at fair value	$—	$2.1	$—	$2.1
    The fair values of certain of the Company’s financial instruments, including bank deposits included in cash and cash equivalents, accounts receivable and accounts payable, also approximate their fair values due to their short maturities. As of October 2, 2020, the fair value of the Company's Convertible Notes and Senior Secured Notes, as defined in Note 10. Borrowings, was $178.5 million and $312.8 million, respectively. As of September 27, 2019, the total outstanding borrowings of $395.1 million, net of deferred loan costs, approximated its fair value as it was carried at a market observable interest rate that resets periodically and was categorized as Level 2 in the fair value hierarchy. The Company has elected to use the income approach to value its derivative instruments using standard valuation techniques and Level 2 inputs, such as currency spot rates, forward points and credit default swap spreads. There were no financial assets or liabilities measured on a recurring basis using significant unobservable inputs (Level 3) and there were no transfers in or out of Level 1, 2 or 3 during fiscal year 2020.
    At September 27, 2019, the Company determined the following levels of inputs for the following assets or liabilities:

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

12. GOODWILL AND INTANGIBLE ASSETS
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
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding the Company's future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include estimated future annual net cash flows, income tax rates, discount rates, revenue growth rates, forecasted gross margins, market multiples, terminal value and other market factors. This fair value measurement was based on significant inputs not observable in the market and thus represents a Level 3 fair value measurement. If current expectations of future revenue growth rates and forecasted gross margins, both in size and timing, are not met, if market factors outside of the Company's control, such as discount rates, change, if market multiples decline, or if management’s expectations or plans otherwise change, including as a result of the development of the Company's global five-year operating plan, then one or more of the Company's reporting units might become impaired in the future. The Company will continue to monitor the financial performance of and assumptions for its reporting units. A future impairment charge for goodwill could have a material effect on the Company's consolidated financial position and results of operations.
The following table reflects goodwill by reportable operating segment:

(In millions)	Medical	Industrial	Total
Balance at September 27, 2019	$173.0	$117.8	$290.8
Foreign currency translation adjustments	1.4	0.9	2.3
Balance at October 2, 2020	$174.4	$118.7	$293.1
    The following table reflects the gross carrying amount and accumulated amortization of the Company’s finite-lived intangible assets included in other assets in the consolidated balance sheets:

	October 2, 2020			September 27, 2019
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired existing technology	$74.9	$(37.5)	$37.4	$74.1	$(28.4)	$45.7
Patents, licenses and other	12.8	(9.7)	3.1	12.7	(8.4)	4.3
Customer contracts and supplier relationship	51.2	(24.2)	27.0	50.7	(17.2)	33.5
Total intangible assets with finite lives	138.9	(71.4)	67.5	137.5	(54.0)	83.5
In-process R&D with indefinite lives	—	—	—	2.8	—	2.8
Total intangible assets	$138.9	$(71.4)	$67.5	$140.3	$(54.0)	$86.3
    Amortization expense for intangible assets was $17.2 million, $15.7 million and $16.2 million in fiscal years 2020, 2019 and 2018, respectively. The Company recognized intangible asset impairment charges of $2.8 million, $4.8 million, and $3.0 million in fiscal years 2020, 2019, and 2018, respectively, which are included in the consolidated statements of (loss) earnings under impairment of intangible assets. These impairment charges related primarily to the Company's Medical reporting segment. The fair value of the asset impaired during the third quarter of 2020 was determined using an estimated weighted average cost of capital of 25.0% (consistent with the rate used at the acquisition date), which reflects the risks inherent in future cash flow projections and represents a rate of return that a market participant would expect for this asset. The Company believes its assumptions are consistent with the plans and estimates that a market participant would use to manage the business. The estimated fair value of the in-process R&D intangible asset as of July 3, 2020 was zero. This fair value measurement was based on significant inputs not observable in the market and thus represents a Level 3 fair value measurement.
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
    As of October 2, 2020, the estimated future amortization expense of intangible assets with finite lives is as follows:

(In millions)
Fiscal years:
2021	$16.5
2022	15.0
2023	13.9
2024	9.3
2025	3.2
Thereafter	9.6
Total	$67.5
13. COMMITMENTS AND CONTINGENCIES
Lease Commitments
    See Note 3. Leases, included in this report, for additional information about Varex's lease commitments.
Purchase Agreement With Supplier

During the third quarter of fiscal year 2020, Varex entered into a purchase agreement with a supplier to acquire certain equipment and intellectual property from the supplier that is utilized to manufacture X-ray cables utilized in Varex's products. As of October 2, 2020, there has been no transfer of control of the underlying equipment. This acquisition is expected to be completed during the 2021 fiscal year and the total consideration to be paid by Varex for the acquired assets is expected to be ¥1,084.7 million or approximately $10.3 million.
Other Commitments
    See Note 5. Related Party Transactions, included in this report, for additional information about the Company’s commitments to dpiX.
    See Note 14. Redeemable Noncontrolling Interests & Noncontrolling Interests, included in this report, for additional information about the Company’s commitment to the noncontrolling shareholders of MeVis.
    The Company has an environmental liability of approximately $2.0 million as of October 2, 2020.
 Contingencies
    From time to time, the Company is a party to or otherwise involved in legal proceedings, claims and government inspections or investigations, customs and duty audits, other contingency matters, both inside and outside the United States, arising in the ordinary course of its business or otherwise. The Company accrues amounts for probable losses, to the extent they can be reasonably estimated, that it believes are adequate to address any liabilities related to legal proceedings and other loss contingencies that the Company believes will result in a probable loss (including, among other things, probable settlement value). A loss or a range of loss is disclosed when it is reasonably possible that a material loss will be incurred and can be estimated or when it is reasonably possible that the amount of a loss, when material, will exceed the recorded provision. The Company did not have any material contingent liabilities as of October 2, 2020 and September 27, 2019. Legal expenses are expensed as incurred.

14. REDEEMABLE NONCONTROLLING INTERESTS & NONCONTROLLING INTERESTS
    In April 2019, a subsidiary of Varex completed the acquisition of 98.2% of the outstanding shares of common stock of Direct Conversion. As the Company has majority voting rights it has consolidated Direct Conversion's operations in its consolidated financial statements and recorded the noncontrolling interest. The noncontrolling interest related to Direct Conversion is included in noncontrolling interest in the equity section of the Company's consolidated balance sheet. Earnings representing the noncontrolling interest's portion of Direct Conversion's income from operations is included in the Company's consolidated statements of (loss) earnings.
    In September 2018, the Company entered into a partnership in Saudi Arabia. The Company has majority voting rights with an approximate 75% interest. Accordingly, the Company has consolidated the operations of the Saudi Arabia partnership in the Company's consolidated financial statements and recorded the noncontrolling interests. The noncontrolling interest related to the partner’s 25% interest in the joint venture is included in noncontrolling interest in the equity section of the Company’s consolidated balance sheet. Earnings representing the noncontrolling partner's share of income from operations is included in the Company's consolidated statements of (loss) earnings.
    In April 2015, the Company completed the acquisition of 73.5% of the then outstanding shares of MeVis Medical Solutions AG (“MeVis”), a public company based in Bremen, Germany that provides image processing software and services for cancer screening. In August 2015, the Company, through one of its German subsidiaries, entered into a domination and profit and loss transfer agreement (the “DPLTA”) with MeVis. In October 2015, the DPLTA became effective upon its registration at the local court of Bremen, Germany. Under the DPLTA, MeVis subordinates its management to the Company and undertakes to transfer all of its annual profits and losses to the Company. In return, the DPLTA grants the noncontrolling shareholders of MeVis: (1) an annual recurring net compensation of €0.95 per MeVis share starting from January 1, 2015 and (2) a put right for their MeVis shares at €19.77 per MeVis share. During fiscal year 2018, an immaterial number of MeVis’ shares were purchased under the put right. During the fourth quarter of fiscal year 2020, the put right granted to the noncontrolling shareholders of MeVis under the DPLTA expired unexercised, which resulted in the redeemable noncontrolling interests being reclassified to permanent equity as noncontrolling interest in the consolidated balance sheet. As of October 2, 2020, noncontrolling shareholders together held approximately 0.5 million shares of MeVis, representing 26.3% of the outstanding shares.
    Changes in redeemable noncontrolling interests and noncontrolling interests were as follows:

	Fiscal Years
	2020		2019
(In millions)	Redeemable Noncontrolling Interests	Noncontrolling Interests	Redeemable Noncontrolling Interests	Noncontrolling Interest
Balance at beginning of period	$10.5	$3.3	$11.1	$2.1
Net earnings attributable to noncontrolling interests	0.5	—	0.5	(0.2)
Contributions from noncontrolling interests	—	—	—	1.4
Reclassification of redeemable NCI in MeVis to noncontrolling interests in permanent equity	(11.3)	11.3	—	—
Dividend distributions	(0.5)	—	(0.5)	—
Other	0.8	(0.5)	(0.6)	—
Balance at end of period	$—	$14.1	$10.5	$3.3
15. EMPLOYEE STOCK PLANS
Employee Stock Plans
    The Company's employees participate in Varex Imaging Corporation 2020 Omnibus Stock Plan (the “2020 Stock Plan”), 2017 Omnibus Stock Plan (the “2017 Stock Plan”), and Varex Imaging Corporation 2017 Employee Stock Purchase Plan (the “2017 ESPP”) which allows the grants of stock options, restricted stock units and performance shares among other types of awards.
    In January 2017, Varex stockholders approved the 2017 ESPP, which provides eligible employees with an opportunity to purchase shares of Varex common stock at 85% of the lower of its fair market value at the start and end of a six-month purchase period. The 2017 ESPP provides for the purchase of up to one million shares of Varex common stock.

Share-Based Compensation Expense
    Share-based compensation expense recognized in the consolidated statements of (loss) earnings is based on awards ultimately expected to vest. Share-based compensation expense includes expenses related to the Company’s direct employees.
    The table below summarizes the effect of recording share-based compensation expense and for the option component of the employee stock purchase plan shares:

	Fiscal Year
(In millions)	2020	2019	2018
Cost of revenues	$1.1	$1.2	$1.3
Research and development	2.5	2.2	1.8
Selling, general and administrative	9.8	8.3	6.9
Total share-based compensation expense	$13.4	$11.7	$10.0
    The unrecognized share-based compensation cost as of October 2, 2020 was $24.4 million, and is expected to be recognized in the next 3 to 4 fiscal years. As of October 2, 2020, there were approximately 4.8 million and 0.5 million shares of common stock available for future issuances under the 2020 Stock Plan and the 2017 ESPP, respectively.
    The Company utilized the Black-Scholes valuation model for estimating the fair value of stock options granted and the option component of ESPP grants. The Company calculated the fair value of option grants and option component of ESPP grants on the respective dates of grant using the following weighted average assumptions:

	Employee Stock Option Plan			Employee Stock Purchase Plans
	Fiscal Year			Fiscal Year
	2020	2019	2018	2020	2019	2018
Expected term (in years)	6.1	4.6	4.8	0.5	0.5	0.5
Risk-free interest rate	1.1%	2.5%	2.6%	0.9%	2.5%	2.0%
Expected volatility	36.9%	33.9%	31.8%	50.0%	43.9%	34.1%
Expected dividend	—%	—%	—%	—%	—%	—%
Weighted average fair value at grant date	$7.53	$10.19	$11.57	$7.94	$7.81	$8.92
    Option valuation methods, including Black-Scholes, require the input of subjective assumptions, which are discussed below.
Risk-Free Interest Rate
    The interest rates used are based on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award.
Expected Term
    Options granted generally vest over a period of 36 to 48 months and expire 7 to 10 years from date of grant. Employee stock purchase plan offering periods are 6 months and provides eligible employees with an opportunity to purchase shares of Varex common stock at 85% of the lower of its fair market value at the start and end of a six-month purchase period. The Company has elected to use the simplified method in calculating the expected term of its options due to a lack of sufficient historical information.
Expected Dividend Yield
    The dividend rate used is zero as the Company has never paid any cash dividends on its common stock and does not anticipate doing so in the foreseeable future. The Company is also restricted from paying dividends on common stock under its debt facilities.
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
Stock Option Activity
    The following table summarizes the activity for stock options under Varex’s employee incentive plans for the Company’s employees:

(In thousands, except per share amounts and the remaining term)	Options	Price range	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (1)
Outstanding at September 27, 2019	2,269	$22.63 - $37.60	$30.60	4.1	$1,220.3
Granted	591	$13.61 - $28.12	23.39
Canceled, expired or forfeited	(61)	$22.63 - $37.10	30.17
Exercised	(64)	$22.84 - $23.24	22.93
Outstanding at October 2, 2020	2,735	$13.61 - $37.60	$29.23	4.5	$—
Exercisable at October 2, 2020	1,794	$25.17 - $37.60	$30.48	2.9	$—
(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and the closing price of Varex common stock of $12.37 as of October 2, 2020, the last trading date of the Company's respective fiscal years, and which represents the amount that would have been received by the option holders had all option holders exercised their options and sold the shares received upon exercise as of that date.
    The grant-date fair value of options granted during fiscal years 2020, 2019 and 2018 was $4.4 million, $3.0 million and $3.1 million, respectively. The total intrinsic value of the options exercised during the years ended October 2, 2020, September 27, 2019 and September 28, 2018 was $0.4 million, $0.2 million and $1.7 million, respectively
Restricted Stock Units, Restricted Stock Awards and Deferred Stock Units
    The following table summarizes the activity for restricted stock units, restricted stock awards and deferred stock units under Varex’s employee incentive plans for the Company’s employees:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at September 27, 2019	678	$33.18
Granted	587	20.30
Vested	(224)	32.77
Canceled, expired or forfeited	(86)	31.27
Balance at October 2, 2020	955	$25.54
    The total grant-date fair value of shares granted was $11.9 million, $9.0 million and $10.1 million for fiscal years 2020, 2019 and 2018, respectively. Shares outstanding at October 2, 2020, September 27, 2019 and September 28, 2018 had an estimated market value of $11.8 million, $19.2 million and $18.4 million, respectively.
16. TAXES ON EARNINGS
    Income tax expense or benefit is based on reported income or loss before income taxes. Deferred income taxes reflect the effect of temporary differences between asset and liability amounts that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. These deferred taxes are measured by applying currently enacted tax laws. Valuation allowances are recognized to reduce deferred tax assets to the amount that is more likely than not to be realized.

    Taxes on earnings were as follows:

	Fiscal Years
(In millions)	2020	2019	2018
Current (benefit) provision:
Federal	$(16.3)	$9.2	$(2.1)
State and local	(1.4)	1.3	(0.3)
Foreign	5.7	6.8	7.5
Total current	$(12.0)	$17.3	$5.1
Deferred (benefit) provision:
Federal	$(1.7)	$(10.0)	$(7.0)
State and local	0.6	(1.6)	0.7
Foreign	(2.1)	—	(1.4)
Total deferred	(3.2)	(11.6)	(7.7)
Taxes on (loss) earnings	$(15.2)	$5.7	$(2.6)
    (Loss) earnings before taxes are generated from the following geographic areas:

	Fiscal Years
(In millions)	2020	2019	2018
United States	$(74.1)	$5.9	$3.7
Foreign	1.5	15.6	22.0
(Loss) earnings before taxes	$(72.6)	$21.5	$25.7
    The effective tax rate differs from the U.S. federal statutory tax rate as a result of the following:

	Fiscal Years
	2020	2019	2018
Federal statutory income tax rate	21.0%	21.0%	24.5%
State and local taxes, net of federal tax benefit	1.0	(0.9)	1.1
Revaluation of deferred tax liabilities for US statutory change	—	—	(41.8)
Mandatory repatriation tax on foreign earnings	—	1.9	13.0
Domestic production activities deduction	—	—	(0.8)
Research and development credit	3.7	(10.2)	(11.1)
Prior year deferred tax adjustments	0.4	4.7	1.9
Foreign rate difference	(0.4)	6.0	0.8
Change in valuation allowance	(11.0)	11.2	(1.9)
US tax reform - international provisions	—	(4.7)	—
US NOL carryback	5.6	—	—
Other	0.6	(2.5)	4.2
Effective tax rate	20.9%	26.5%	(10.1)%

During fiscal year 2020, the Company’s effective tax rate varied from the U.S. federal statutory rate of 21% primarily because of the favorable impact of U.S. net operating losses to be carried back to tax years with greater U.S. federal statutory rates. These favorable tax items were mostly offset by the unfavorable impact of additional losses in certain foreign jurisdictions, limitations on interest expense, and R&D credits for which no benefit is recognized.

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

During fiscal year 2019, the Company’s effective tax rate varied from the U.S. federal statutory rate of 21% primarily because of the favorable impact of changes to the U.S. corporate tax structure resulting from U.S. Tax Reform, and U.S. research and development tax credits. These favorable U.S. tax items were offset by losses in certain foreign jurisdictions for which no benefit is recognized and earnings in other foreign jurisdictions that are taxed at higher rates.

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

    Significant components of deferred tax assets and liabilities are as follows:

(In millions)	October 2, 2020	September 27, 2019
Deferred Tax Assets:
Inventory adjustments	$4.4	$5.6
Share-based compensation	4.2	3.1
Product warranty	1.7	1.6
Deferred compensation	1.3	1.1
Net operating loss carryforwards	27.0	24.3
Accrued vacation	1.0	1.0
Credit carryforwards	5.9	1.9
Deferred financing fees	3.3	—
Interest expense limitation	4.7	—
Lease liabilities	7.2	—
Other	6.0	7.5
	$66.7	$46.1
Valuation allowance	(28.7)	(18.8)
Total deferred tax assets	$38.0	$27.3
Deferred Tax Liabilities:
Acquired intangibles	$(16.6)	$(19.3)
Property, plant and equipment	(12.4)	(10.6)
Investments in privately held companies	(2.8)	(3.3)
Right of use assets	(6.7)	—
Other	(1.3)	(2.3)
Total deferred tax liabilities	(39.8)	(35.5)
Net deferred tax liabilities	$(1.8)	$(8.2)
Reported As:
Deferred tax assets	$38.0	$27.3
Deferred tax liabilities	(39.8)	(35.5)
Net deferred tax liabilities	$(1.8)	$(8.2)

    As a result of the changes to the U.S. taxation of foreign earnings included in U.S. Tax Reform, the Company reevaluated its previous indefinite reinvestment assertion with respect to these earnings during fiscal year 2018, which resulted in the Company revoking its assertion for current and future earnings for all countries, while maintaining the assertion that historic earnings are indefinitely reinvested outside the U.S. The Company modified its prior assertion in fiscal year 2019 with respect to the acquisition of Direct Conversion. The modification was to assert that all earnings for Direct Conversion, located primarily in Sweden and Finland, are indefinitely reinvested in those countries. For the year ended October 2, 2020, the Company maintains these assertions. Due to the level of earnings available for repatriation, the treaty benefits applicable to jurisdictions in which those earnings are located, and the now favorable U.S. tax treatment of repatriated foreign earnings, the amount of deferred tax liability recorded related to the potential repatriation is approximately $0.1 million. This estimated liability is for U.S. State income taxes and foreign withholding taxes that would apply if the foreign earnings were actually repatriated in the form of a dividend.

    As of October 2, 2020, the Company had foreign net operating loss carryforwards ("NOL") of approximately $27.0 million with $4.3 million expiring between 2021 and 2030 and $22.7 million carried forward indefinitely. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. On July 2, 2020, the US Treasury Department issued a regulation providing an election to waive NOL carryback to a former consolidated group. The Company has evaluated the impact of the CARES Act and concludes the NOL carryback provision of the CARES Act will result in a material cash tax benefit.

    The valuation allowance relates primarily to net operating losses in certain foreign jurisdictions where, based on the weight of available evidence, it is more likely than not that the tax benefit of the net operating losses will not be realized. The valuation allowance increased by $9.9 million during fiscal year 2020 and increased by $14.8 million during fiscal year 2019. The increase during the current year was primarily related to net operating losses in certain foreign jurisdictions, limitations on interest expense, and U.S. Federal and State research and development tax credits.

Changes in the Company's valuation allowance for deferred tax assets were as follows:

	Fiscal Years
(In millions)	2020	2019	2018
Valuation allowance balance–beginning of fiscal year	$18.8	$4.0	$4.3
Increases resulting from business combinations	—	12.0	—
Other increases	10.2	2.8	2.2
Other decreases	(0.3)	—	(2.5)
Valuation allowance balance—end of fiscal year	$28.7	$18.8	$4.0
    During fiscal year 2020, the Company paid U.S and foreign taxes of approximately $4.2 million. In fiscal year 2019, the Company paid U.S. and foreign taxes of approximately $8.2 million.
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
    Changes in the Company’s unrecognized tax benefits were as follows:

	Fiscal Years
(In millions)	2020	2019
Unrecognized tax benefits balance–beginning of fiscal year	$0.6	$0.6
Additions (subtractions) based on tax positions related to a prior year	0.2	(0.2)
Additions based on tax positions related to the current year	—	0.2
Unrecognized tax benefits balance—end of fiscal year	$0.8	$0.6
    As of October 2, 2020 and September 27, 2019, the total amount of gross unrecognized tax benefits was $0.8 million and $0.6 million, respectively, all of which would affect the effective tax rate if recognized.
    The Company includes interest and penalties related to income taxes within taxes (benefit) on earnings on the consolidated statements of (loss) earnings. For the year ended October 2, 2020, $0.1 million interest and penalties have been included for this period. For the year ended September 27, 2019, $0.1 million interest and penalties have been included for this period.
    The Company files U.S. federal and state income tax returns and non-U.S. income tax returns in various jurisdictions. All of these returns are subject to examination by their respective taxing jurisdictions from the date of filing through each applicable statute of limitation period. The Company’s significant operations up to the date of separation have historically been included in Varian’s U.S. federal and state income tax returns and non-U.S. jurisdiction tax returns. Material liabilities arising related to the pre-spin operations would be the responsibility of Varian. Other periods for entities acquired are still open and subject to examination. Generally, periods prior to 2010 are no longer subject to examination.
17. SEGMENT INFORMATION
    The Company has two reportable operating segments Medical and Industrial. The segments align the Company’s products and service offerings with customer use in medical and industrial markets and are consistent with how the Company’s Chief Executive Officer, who is also its CODM, evaluates the business for the allocation of resources. The CODM allocates resources to and evaluates the financial performance of each operating segment primarily based on revenues and gross profit. The operating and reportable segment structure provides alignment between business strategies and operating results.

Description of Segments
The Medical segment designs, manufactures, sells and services X-ray imaging components, including X-ray tubes, digital detectors, high voltage connectors, image-processing software and workstations, 3D reconstruction software, computer-aided diagnostic software, collimators, automatic exposure control devices, generators, heat exchangers, ionization chambers and buckys (a component of X-ray units that holds X-ray film cassettes). These components are used in a range of medical imaging applications including CT, mammography, oncology, cardiac, surgery, dental, and other diagnostic radiography uses.
The Industrial segment designs, develops, manufactures, sells and services X-ray imaging products for use in a number of markets, including security applications for cargo screening at ports and borders and baggage screening at airports, and nondestructive testing and inspection applications used in a number of other markets. The Company's Industrial products include Linatron® X-ray linear accelerators, X-ray tubes, digital detectors and high voltage connectors. In addition, the Company licenses proprietary image-processing and detection software designed to work with other Varex products to provide packaged sub-assembly solutions to Industrial customers.
    Accordingly, the following information is provided for purposes of achieving an understanding of operations, but it may not be indicative of the financial results of the reported segments were they independent organizations. In addition, comparisons of the Company’s operations to similar operations of other companies may not be meaningful.
    Information related to the Company’s segments is as follows:

	Fiscal Year
(In millions)	2020	2019	2018
Revenues
Medical	$584.5	$596.8	$602.0
Industrial	153.8	183.8	171.4
Total revenues	738.3	780.6	773.4
Gross profit
Medical	136.4	188.9	190.5
Industrial	53.8	67.8	63.4
Total gross profit	190.2	256.7	253.9
Total operating expenses	223.9	211.0	209.4
Interest and other expense, net	(38.9)	(24.2)	(18.8)
(Loss) earnings before taxes	(72.6)	21.5	25.7
Taxes (benefit) on earnings	(15.2)	5.7	(2.6)
Net (loss) earnings	(57.4)	15.8	28.3
Less: Net earnings attributable to noncontrolling interests	0.5	0.3	0.8
Net (loss) earnings attributable to Varex	$(57.9)	$15.5	$27.5

    The following table summarizes the Company’s total assets by its reportable segments:

(In millions)	October 2, 2020	September 27, 2019
Identifiable assets:
Medical	$900.2	$794.3
Industrial	239.3	244.6
Total reportable segments	$1,139.5	$1,038.9
Geographic Information

	Revenues			Property, plant and equipment, net
	Fiscal Years			Fiscal Years
(In millions)	2020	2019	2018	2020	2019
United States	$249.8	$275.3	$268.8	$115.9	$122.6
Latin America	5.2	7.3	7.0	—	—
EMEA	231.5	269.0	254.5	21.5	11.4
APAC	251.8	229.0	243.1	7.8	8.3
Total company	$738.3	$780.6	$773.4	$145.2	$142.3
    The Company operates various manufacturing and marketing operations outside the United States. Latin America includes Brazil and Mexico. EMEA includes Europe, Russia, the Middle East, India and Africa. APAC includes Asia and Australia. Revenues by region are based on the known final destination of products sold.
18. EMPLOYEE BENEFIT PLANS
    Varex’s 401(k) plan is intended to be qualified under Section 401(a) of the Code with the 401(k) plan’s related trust intended to be tax exempt under Section 501(a) of the Code and intended for all full-time employees in the United States. This plan allows employees to contribute a portion of their pretax salary up to the maximum dollar limitation prescribed by the Internal Revenue Service. The Company made matching contributions to the plan totaling $4.4 million, $6.7 million and $6.5 million in fiscal years 2020, 2019 and 2018, respectively.
    The Company also maintains defined benefit plans for employees located outside the US. The net pension liability is included in other long-term liabilities on the Company's consolidated balance sheets and totaled $6.5 million and $5.5 million as of October 2, 2020 and September 27, 2019, respectively. The Company’s net periodic benefit costs for the Company’s defined benefit plans were not material for fiscal years 2020, 2019 and 2018.

19. OTHER COMPREHENSIVE (LOSS) INCOME
    The following tables present the changes in the accumulated balances for each component of other comprehensive income (loss):

(In millions)	Unrealized Gain (Loss) on Derivative Financial Instruments	Unrealized Gain (Loss) on Defined Benefit Obligations	Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
Balance at September 28, 2018	$5.8	$—	$—	$5.8
Other comprehensive loss before reclassifications	(8.3)	(1.9)	—	(10.2)
Income tax benefit	2.1	0.6	—	2.7
Foreign currency translation adjustment	—	—	—	—
Balance at September 27, 2019	$(0.4)	$(1.3)	$—	$(1.7)
Other comprehensive (loss) income before reclassifications	(3.4)	0.9	(1.3)	(3.8)
Amount reclassified out of other comprehensive income	1.5	—	—	1.5
Amount reclassified out of other comprehensive earnings - transaction remote	2.4	—	—	2.4
Income tax impact	(0.1)	(0.3)	0.3	(0.1)
Foreign currency translation adjustment	—	—	2.5	2.5
Balance at October 2, 2020	$—	$(0.7)	$1.5	$0.8