Form 10-Q
period 2021-01-01
Varex Imaging Corp
filed 2021-02-05
CIK 1681622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 1, 2021
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
☐
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
    As of January 26, 2021, there were 39.2 million shares of the registrant’s common stock outstanding.

VAREX IMAGING CORPORATION
FORM 10-Q for the Quarter Ended January 1, 2021

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
(In millions, except per share amounts)	January 1, 2021	January 3, 2020
Revenues, net	$177.1	$200.1
Cost of revenues	119.9	139.0
Gross profit	57.2	61.1
Operating expenses:
Research and development	16.7	21.7
Selling, general and administrative	34.4	34.8
Total operating expenses	51.1	56.5
Operating earnings	6.1	4.6
Interest expense	(10.3)	(5.4)
Other expense, net	(0.5)	(0.4)
Interest and other expense, net	(10.8)	(5.8)
Loss before taxes	(4.7)	(1.2)
Income tax expense	1.6	—
Net loss	(6.3)	(1.2)
Less: Net earnings attributable to noncontrolling interests	0.1	0.1
Net loss attributable to Varex	$(6.4)	$(1.3)
Net loss per common share attributable to Varex
Basic	$(0.16)	$(0.03)
Diluted	$(0.16)	$(0.03)
Weighted average common shares outstanding
Basic	39.1	38.5
Diluted	39.1	38.5

See accompanying notes to the condensed consolidated financial statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended
(In millions)	January 1, 2021	January 3, 2020
Net loss	$(6.3)	$(1.2)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	0.1	(0.9)
Other comprehensive earnings (loss), net of tax	0.1	(0.9)
Comprehensive loss	(6.2)	(2.1)
Less: Comprehensive earnings attributable to noncontrolling interests	0.1	0.1
Comprehensive loss attributable to Varex	$(6.3)	$(2.2)

 See accompanying notes to the condensed consolidated financial statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share and per share amounts)	January 1, 2021	October 2, 2020
Assets
Current assets:
Cash and cash equivalents	$105.5	$100.6
Accounts receivable, net of allowance for doubtful accounts of $0.7 million and $0.3 million at January 1, 2021 and October 2, 2020, respectively	121.0	123.8
Inventories	269.8	271.9
Prepaid expenses and other current assets	26.3	25.7
Total current assets	522.6	522.0
Property, plant and equipment, net	144.8	145.2
Goodwill	295.3	293.1
Intangible assets, net	64.5	67.5
Investments in privately-held companies	49.7	51.3
Deferred tax assets	—	0.5
Operating lease assets	26.3	27.7
Other assets	33.9	32.2
Total assets	$1,137.1	$1,139.5
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$68.1	$72.9
Accrued liabilities and other current liabilities	67.4	70.5
Current operating lease liabilities	6.1	6.1
Current maturities of long-term debt	2.6	2.5
Deferred revenues	8.3	8.6
Total current liabilities	152.5	160.6
Long-term debt, net	457.5	452.8
Deferred tax liabilities	1.7	2.3
Operating lease liabilities	22.2	23.1
Other long-term liabilities	38.8	34.9
Total liabilities	672.7	673.7
Stockholders' equity:
Preferred stock, $.01 par value: 20,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value: 150,000,000 shares authorized
Shares issued and outstanding - 39,184,538 and 39,059,094 at January 1, 2021 and October 2, 2020, respectively.	0.4	0.4
Additional paid-in capital	439.2	434.4
Accumulated other comprehensive income	0.9	0.8
Retained earnings	9.7	16.1
Total Varex equity	450.2	451.7
Noncontrolling interests	14.2	14.1
Total stockholders' equity	464.4	465.8
Total liabilities and stockholders' equity	$1,137.1	$1,139.5
See accompanying notes to the condensed consolidated financial statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In millions)	January 1, 2021	January 3, 2020
Cash flows from operating activities:
Net loss	$(6.3)	$(1.2)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation expense	3.6	3.2
Depreciation	5.2	5.2
Amortization of intangible assets	4.2	4.5
Deferred taxes	0.1	0.5
Loss (gain) from equity method investments	1.7	(0.7)
Amortization of debt issuance costs and discounts	2.4	0.6
Other, net	0.7	—
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	2.2	18.5
Inventories	2.5	(21.1)
Prepaid expenses and other assets	(2.0)	3.7
Accounts payable	(4.2)	15.4
Accrued liabilities and other current and long-term operating liabilities	(2.7)	(4.8)
Deferred revenues	(0.3)	(0.8)
Net cash provided by operating activities	7.1	23.0
Cash flows from investing activities:
Purchases of property, plant and equipment	(4.4)	(8.1)
Acquisitions of businesses, net of cash acquired	—	(1.2)
Investments in privately-held companies	—	(1.3)
Net cash used in investing activities	(4.4)	(10.6)
Cash flows from financing activities:
Borrowings under credit agreements	1.3	3.0
Repayments of borrowing under credit agreements	(0.2)	(17.8)
Proceeds from exercise of stock options	—	1.1
Proceeds from shares issued under employee stock purchase plan	1.2	1.8
Other financing activities	(0.1)	(0.1)
Net cash provided by (used in) financing activities	2.2	(12.0)
Effects of exchange rate changes on cash and cash equivalents and restricted cash	—	(0.3)
Net increase in cash and cash equivalents and restricted cash	4.9	0.1
Cash and cash equivalents and restricted cash at beginning of period	102.1	31.3
Cash and cash equivalents and restricted cash at end of period	$107.0	$31.4
Supplemental cash flow information:
Cash paid for interest	$3.8	$5.0
Cash paid for income tax	4.4	0.5
Supplemental non-cash activities:
Purchases of property, plant and equipment financed through accounts payable	$1.0	$0.8
See accompanying notes to the condensed consolidated financial statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three Months Ended January 1, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Varex Equity	Noncontrolling Interests	Total Equity

(In millions)	Shares	Amount
October 2, 2020	39.1	$0.4	$434.4	$0.8	$16.1	$451.7	$14.1	$465.8
Net loss	—	—	—	—	(6.4)	(6.4)	0.1	(6.3)
Common stock issued under employee stock purchase plan	0.1	—	1.2	—	—	1.2	—	1.2
Share-based compensation	—	—	3.6	—	—	3.6	—	3.6
Currency translation adjustments	—	—	—	0.1	—	0.1	—	0.1
January 1, 2021	39.2	$0.4	$439.2	$0.9	$9.7	$450.2	$14.2	$464.4

	Three Months Ended January 3, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Varex Equity	Noncontrolling Interests	Total Equity

(In millions)	Shares	Amount
September 27, 2019	38.4	$0.4	$371.8	$(1.7)	$74.4	$444.9	$3.3	$448.2
Cumulative effect of accounting changes	—	—	—	—	(0.6)	(0.6)	—	(0.6)
Net loss	—	—	—	—	(1.3)	(1.3)	—	(1.3)
Exercise of stock options	—	—	1.1	—	—	1.1	—	1.1
Common stock issued under employee stock purchase plan	0.1	—	1.8	—	—	1.8	—	1.8
Share-based compensation	—	—	3.2	—	—	3.2	—	3.2
Currency translation adjustments	—	—	—	(0.9)	—	(0.9)	—	(0.9)
Other	—	—	(0.3)	—	—	(0.3)	—	(0.3)
January 3, 2020	38.5	$0.4	$377.6	$(2.6)	$72.5	$447.9	$3.3	$451.2

See accompanying notes to the condensed consolidated financial statements.

VAREX IMAGING CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

    Varex Imaging Corporation (the “Company,” “Varex” or “Varex Imaging”) designs, manufactures, sells and services a broad range of medical products, which include X-ray tubes, digital detectors and accessories, high voltage connectors, image processing software and workstations, computer-aided diagnostic software, collimators, automatic exposure control devices, generators, ionization chambers and buckys, for use in a range of applications, including radiographic or fluoroscopic imaging, mammography, computed tomography, oncology and computer-aided detection. The Company sells its products to imaging system original equipment manufacturer (“OEM”) customers for incorporation into new medical diagnostic, radiation therapy, dental, and veterinary equipment, to independent service companies, distributors and directly to end-users for replacement purposes.

    The Company also designs, manufacturers, sells and services industrial products, which include Linatron® X-ray accelerators, high voltage connectors, imaging processing software and image detection products for security and inspection purposes, such as cargo screening at ports and borders and nondestructive examination in a variety of applications. The Company generally sells security and inspection products to OEM customers who incorporate Varex’s products into their inspection systems. The Company conducts an active research and development program to focus on new technology and applications in both the medical and industrial X-ray imaging markets.
Basis of Presentation and Principle of Consolidation

    The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, these condensed consolidated financial statements include all adjustments necessary for a fair statement of the results for the interim periods.

These condensed consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the consolidated financial statements for the fiscal years ended 2020, 2019 and 2018 included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on November 30, 2020. The Company considers events or transactions that occur after the balance sheet date, but before the financial statements are issued, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosures. Except for the change in certain policies upon adoption of the accounting standards described below, there have been no material changes to the Company's significant accounting policies, compared to the accounting policies described in Note 1, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for fiscal year 2020.

Segment Reporting

    The Company has two reportable operating segments; (i) Medical and (ii) Industrial, which aligns with how its Chief Executive Officer, who is the Company's Chief Operating Decision Maker (“CODM”), reviews the Company’s performance. See Note 15. Segment Information, for further information on the Company’s segments.

Fiscal Year

    The fiscal years of the Company as reported are the 52 or 53-week period ending on the Friday nearest September 30. Fiscal year 2021 is the 52-week period ending October 1, 2021. Fiscal year 2020 was the 53-week period that ended on October 2, 2020.  The fiscal quarters ended January 1, 2021 and January 3, 2020 were 13-week and 14-week periods, respectively.

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

Impact of COVID-19

The coronavirus (“COVID-19”) pandemic and the mitigation efforts by governments to control its spread have created uncertainties and disruptions in the economic and financial markets. The extent to which COVID-19 will continue to impact the Company’s business and financial results depends on numerous evolving factors including: the magnitude and duration of COVID-19, the extent to which it will impact worldwide macroeconomic conditions including interest rates and unemployment rates, the speed of the economic recovery, and governmental and business reactions to the pandemic. As a result of the economic downturn resulting from COVID-19, the Company has experienced reduced demand in its Industrial segment and for certain higher-end medical products that negatively impacted revenues and gross margin. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company, including the estimated future impacts of COVID-19 through the date of filing this report. The accounting matters assessed included, but were not limited to, the Company’s carrying value of goodwill, intangibles, long-lived assets, equity method investments, inventory and related reserves, and allowance for doubtful accounts. While there was no direct impairments or adjustments related to COVID-19 recorded in the Company’s consolidated financial statements for the three months ended January 1, 2021, the Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material negative impacts to the Company’s condensed consolidated financial statements in future reporting periods. These future developments are highly uncertain and the outcomes cannot be estimated with certainty. Actual results may differ from those estimates, and such differences may be material to the financial statements.
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

Restricted Cash
    Restricted cash primarily consists of cash collateral related to certain leases and inventory arrangements. Restricted cash is included in other assets on the condensed consolidated balance sheet. Cash and cash equivalents and restricted cash as reported within the condensed consolidated statements of cash flows consisted of the following:

	Three Months Ended January 1, 2021		Three Months Ended January 3, 2020
(In millions)	Beginning of Period	End of Period	Beginning of Period	End of Period
Cash and cash equivalents	$100.6	$105.5	$29.9	$30.0
Restricted cash	1.5	1.5	1.4	1.4
Cash and cash equivalents and restricted cash as reported per statement of cash flows	$102.1	$107.0	$31.3	$31.4
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

    Credit is extended to customers based on an evaluation of the customer’s financial condition, and collateral is not required. During the periods presented, one of the Company's Medical segment customers accounted for a significant portion of revenues, which is as follows:

	Three Months Ended
	January 1, 2021	January 3, 2020
Canon Medical Systems Corporation	16.6%	18.8%

Canon Medical Systems Corporation accounted for 17.0% and 12.0% of the Company’s accounts receivable as of January 1, 2021 and October 2, 2020, respectively.

Investments

    The Company accounts for its equity investments in privately-held companies under the equity method of accounting if the Company has the ability to exercise significant influence in these investments. Distributions received from an equity method investment are classified using the cumulative earnings approach, which means that distributions up to the amount of cumulative equity in earnings recognized will be treated as returns on investment and classified as operating cash flows and those in excess of that amount will be treated as returns of investment and classified as investing cash flows. The Company reviews its equity investments in privately-held companies for impairment whenever events or changes in business circumstances are other than temporary and indicate that the carrying amount of the investments may not be fully recoverable. There were no impairments recorded during the three-month periods ended January 1, 2021 and January 3, 2020, respectively.

Loss Contingencies

    From time to time, the Company is involved in legal proceedings, claims and government inspections or investigations, customs and duties audits, and other contingency matters, both inside and outside the United States, arising in the ordinary course of its business or otherwise. The Company accrues amounts for probable losses, to the extent they can be reasonably estimated, that it believes are adequate to address liabilities related to legal proceedings and other loss contingencies that the Company believes will result in a probable loss (including, among other things, probable settlement value). A loss or a range of loss is disclosed when it is reasonably possible that a material loss will be incurred and can be estimated or when it is reasonably possible that the amount of a loss, when material, will exceed the recorded provision. When a loss contingency is probable but not reasonably estimable the nature of the contingency and the fact that an estimate cannot be made is disclosed.
Product Warranty

    The Company warrants most of its products for a specific period of time, usually 12 to 24 months from delivery or acceptance, against material defects. The Company provides for the estimated future costs of warranty obligations in cost of revenues when the related revenues are recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that the Company will incur to repair or replace product parts that fail while under warranty.

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

    The following table reflects the changes in the Company’s accrued product warranty:

	Three Months Ended
(In millions)	January 1, 2021	January 3, 2020
Accrued product warranty, at beginning of period	$8.1	$8.1
Charged to cost of revenues	2.8	4.1
Product warranty expenditures	(3.1)	(3.2)
Accrued product warranty, at end of period	$7.8	$9.0

Leases

    The Company determines if an arrangement is or contains a lease at the inception of an arrangement. The Company's operating lease right-of-use ("ROU") assets represent the right to use an underlying asset over the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. ROU assets may also include initial direct costs incurred and prepaid lease payments, less lease incentives. Lease liabilities and their corresponding ROU assets are recognized based on the present value of lease payments over the lease term, discounted using the Company's incremental borrowing rate. The Company recognizes operating leases with lease terms of more than twelve months in operating lease assets, current operating lease liabilities, and operating lease liabilities on its condensed consolidated balance sheets. The Company recognizes finance leases with lease terms of more than twelve months in property, plant, and equipment, net, accrued liabilities and other current liabilities, and other long-term liabilities on its condensed consolidated balance sheets. For purposes of calculating lease liabilities and the corresponding ROU assets, the Company's lease term may include options to extend or terminate the lease when it is reasonably certain that it will exercise that option.

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
Disaggregation of Revenue

Revenue is disaggregated from contracts between geography and by reportable operating segment, which the Company believes best depicts how the nature, amount, timing, and uncertainty of revenues and cash flows are affected by economic factors. Refer to Note 15. Segment Information, included in this report, for the disaggregation of the Company’s revenue based on reportable operating segments and Note 2. Revenue for the disaggregation of revenue by geographic region.
Contract Balances

    Contract assets are included within the prepaid expenses and other current assets, and other assets balances in the condensed consolidated balance sheets. Contract liabilities, which also includes refund obligations, are included within the accrued liabilities and other current liabilities, deferred revenues, and other long-term liabilities balances in the condensed consolidated balance sheets.

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

Recently Adopted Accounting Pronouncements

    In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. This pronouncement changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, held-to-maturity debt securities and loans and replaces the incurred loss methodology with a new, forward-looking “expected loss” model that considers the risk of loss over the asset’s contractual life, even if remote, historical experience, current conditions, and reasonable and supportable forecasts of future relevant events. The Company adopted this ASU on October 3, 2020, using a modified retrospective approach. The adoption of ASU 2016-13 did not have a material impact on the Company's condensed consolidated financial statements and related disclosures.

Recent Accounting Standards or Updates Not Yet Effective
In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The standard removes certain separation models in ASC 470-20 for convertible instruments, and, as a result, embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under ASC 815. The convertible debt instruments will be accounted for as a single liability measured at amortized cost. This will also result in the interest expense recognized for convertible debt instruments to be typically closer to the coupon interest rate. Further, the ASU made amendments to the earnings per share ( “EPS”) guidance in Topic 260 for convertible instruments, the most significant impact of which is requiring the use of the if-converted method for diluted EPS calculation, and no longer allowing the net share settlement method. The ASU is effective for interim and annual periods beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020. Adoption of the ASU can either be on a modified retrospective or full retrospective basis. We are currently evaluating the impacts of this ASU on our condensed consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04 to provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate (e.g., LIBOR) reform on financial reporting. Adoption of the guidance is elective and is permitted from March 12, 2020 through December 31, 2022. The Company will evaluate transactions or contract modifications occurring as a result of reference rate reform and determine whether to apply the optional guidance on an ongoing basis. The Company does not expect that the new guidance will have a material impact on its financial position, results of operations and cash flows.
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
2. REVENUE
Disaggregation of Revenue
Revenue is disaggregated from contracts between geography and by reportable operating segment, which the Company believes best depicts how the nature, amount, timing, and uncertainty of revenues and cash flows are affected by economic factors.
    The following table disaggregates the Company’s revenue by geographic region:

	Three Months Ended
(In millions)	January 1, 2021	January 3, 2020
Americas	$62.3	$70.3
EMEA	57.9	65.2
APAC	56.9	64.6
	$177.1	$200.1
    Revenue in the United States of America was $61.1 million and $68.9 million for the three months ended January 1, 2021 and January 3, 2020, respectively.
    Refer to Note 15, Segment Information, for the disaggregation of the Company’s revenue based on reportable operating segments.

Contract Balances
     The following table summarizes the changes in the contract assets and refund liabilities:

	Contract Assets
	Three Months Ended
(In millions)	January 1, 2021	January 3, 2020
Balance at beginning of fiscal year	$24.6	23.7
Costs recovered from product returns during the period	(1.2)	(0.8)
Contract asset from shipments of products, subject to return during the period	0.8	1.6
Balance at end of period	$24.2	24.5

	Contract Liabilities
	Three Months Ended
(In millions)	January 1, 2021	January 3, 2020
Balance at beginning of fiscal year	$27.4	26.4
Release of refund liability included in beginning of year refund liability	(1.4)	(0.9)
Additions to refund liabilities	0.9	1.7
Balance at end of period	$26.9	27.2
During the three months ended January 1, 2021, the Company recognized revenue of $5.0 million related to deferred revenues which existed at October 2, 2020. During the three months ended January 3, 2020, the Company recognized revenue of $6.1 million related to deferred revenue which existed at September 27, 2019.
3. LEASES
    The Company has operating and finance leases for office space, warehouse and manufacturing space, vehicles and certain equipment. The following table presents supplemental balance sheet information related to the Company's operating and finance leases:

(In millions)	Balance Sheet Location	January 1, 2021	October 2, 2020
Assets
Operating lease right-of-use assets	Operating lease assets	$26.3	$27.7
Finance lease right-of-use assets	Property, plant and equipment, net	$0.6	$0.5
Liabilities
Operating lease liabilities (current)	Current operating lease liabilities	$6.1	$6.1
Finance lease liabilities (current)	Accrued liabilities and other current liabilities	$0.2	$0.2
Operating lease liabilities (non-current)	Operating lease liabilities	$22.2	$23.1
Finance lease liabilities (non-current)	Other long-term liabilities	$0.4	$0.4
    The following table presents the weighted average remaining lease term and discount rate information related to the Company's operating and finance leases:

	January 1, 2021	January 3, 2020
Operating lease weighted average remaining lease term (in years)	6.4	5.2
Operating lease weighted average discount rate	4.5%	4.2%
Finance lease weighted average remaining lease term (in years)	3.1	3.0
Finance lease weighted average discount rate	3.7%	3.8%

    The following table provides information related to the Company’s operating and finance leases:

(In millions)	Three Months Ended January 1, 2021	Three Months Ended January 3, 2020
Total operating lease costs (a)	$1.9	$2.1

Total finance lease costs	$0.1	$0.1

Operating cash flows from operating leases	$1.8	$2.0
Financing cash flows from finance leases	0.1	0.1
Total cash paid for amounts included in the measurement of lease liabilities	$1.9	$2.1
(a) Includes variable and short-term lease expense, which were immaterial for the three months ended January 1, 2021 and January 3, 2020.

    As of January 1, 2021, maturities of operating lease and finance lease liabilities for each of the following five years and a total thereafter were as follows:

(In millions)
Fiscal years:	Operating Leases	Finance Leases
2021 remaining	$5.4	$0.2
2022	6.7	0.2
2023	4.3	0.2
2024	3.6	0.1
2025	3.4	—
Thereafter	9.6	—
Total future lease payments	$33.0	$0.7
Less: imputed interest	(4.7)	(0.1)
Present value of lease liabilities	$28.3	$0.6

During the first quarter of fiscal year 2021 the Company entered into a new lease of a manufacturing facility in the Philippines that is not expected to commence until the second quarter of fiscal year 2021. This lease has a stated term of five years and will result in an initial lease right-of-use asset and liability balance of approximately $4 million upon lease commencement.
4. RELATED PARTY TRANSACTIONS
Investment in Privately-Held Companies
    The Company has a 40% ownership interest in dpiX Holding LLC (“dpiX Holding”), a holding company that has a 100% ownership interest in dpiX LLC (“dpiX”), a supplier of amorphous silicon based thin film transistor arrays for digital flat panel image detectors. In accordance with the dpiX Holding operating agreement, net profits or losses are allocated to the members in accordance with their ownership interests.
    The investment in dpiX Holding is accounted for under the equity method of accounting. When the Company recognizes its share of net profits or losses of dpiX Holding, profits or losses in inventory purchased from dpiX are eliminated. During the three months ended January 1, 2021 and January 3, 2020, the Company recorded (loss)/income on the equity investment in dpiX Holding of $(1.5) million and $0.9 million, respectively. Income and loss on the equity investment in dpiX Holding is included in other expense, net in the condensed consolidated statements of operations. The carrying value of the equity investment in dpiX Holding was $45.9 million and $47.3 million at January 1, 2021 and October 2, 2020, respectively.
    During the three months ended January 1, 2021 and January 3, 2020, the Company purchased glass transistor arrays from dpiX totaling $4.9 million and $5.9 million, respectively. These purchases of glass transistor arrays are included as a component of inventories on the condensed consolidated balance sheets or cost of revenues in the condensed consolidated statements of operations.

    As of January 1, 2021, and October 2, 2020, the Company had accounts payable to dpiX totaling $3.2 million and $4.6 million, respectively.
    In October 2013, the Company entered into an amended agreement with dpiX and other parties that, among other things, provides the Company with the right to 50% of dpiX’s total manufacturing capacity produced after January 1, 2014. In addition the amended agreement requires the Company to pay for 50% of the fixed costs (as defined in the amended agreement), as determined at the beginning of each calendar year. In January 2021, the fixed cost commitment was determined and approved by the dpiX board of directors to be $11.6 million for calendar year 2021. The amended agreement will continue unless the ownership structure of dpiX changes as provided in the amended agreement.
    The Company has determined that dpiX Holding is a variable interest entity because at-risk equity holders, as a group, lack the characteristics of a controlling financial interest. Majority votes are required to direct the manufacturing activities, legal operations and other activities that most significantly affect dpiX’s economic performance. The Company does not have majority voting rights and no power to unilaterally direct the activities of dpiX Holding and therefore is not the primary beneficiary of dpiX Holding. The Company’s exposure to loss as a result of its involvement with dpiX Holding is limited to the carrying value of the Company’s investment of $45.9 million and fixed cost commitments.
    In November 2018, the Company and CETTEEN GmbH (“CETTEEN”), formed a German limited liability company that governs the affairs and conduct of the business of VEC Imaging Verwaltungsgesellschaft GmbH (“VEC”), a joint venture formed to develop technology for use in X-ray imaging components. In accordance with the VEC agreement, net profits or losses are allocated to the members in accordance with their ownership interest. The Company's investment in VEC is accounted for under the equity method. As of January 1, 2021, the Company has made contributions totaling $4.0 million, and has committed to contribute an additional $1.2 million as milestones are achieved, and to provide certain full-time employees to support prototyping and manufacturing activities in exchange for a 50% interest in VEC. CETTEEN made contributions of certain assets including intellectual property in exchange for a 50% interest in VEC. During the three months ended January 1, 2021 and January 3, 2020 the Company recorded loss on the equity investment in VEC of $0.3 million and $0.2 million, respectively. The Company's investment in VEC was $2.4 million and $2.5 million at January 1, 2021 and October 2, 2020, respectively.
5. RESTRUCTURING
    In July 2018, the Company committed to relocate the production of amorphous silicon glass for digital detectors, from its Santa Clara facility, to the dpiX fabrication facility in Colorado. In July 2019, the Company committed to close its Santa Clara facility and to relocate the remaining production to its other existing facilities. The Company ceased all operations at the Santa Clara facility as of October 2, 2020 and all activities related to the closure of the facility were completed by the end of December 2020.

On July 29, 2020, the Company commenced the implementation of a reduction in workforce to reduce the Company’s operating costs and address the impact of the COVID-19 pandemic. This action resulted in the reduction of the Company’s workforce by approximately 94 employees, of which nearly all were located within the United States. This reduction was in addition to the reduction in workforce associated with the closure of the Company’s Santa Clara facility.

    Cash outflows associated with these restructuring charges are limited to employee termination expenses, facility closure and equipment sales and disposals. Below is a detail of restructuring charges incurred during the three months ended January 1, 2021 and January 3, 2020, respectively, which predominantly relate to the Company's Medical segment:

		Three Months Ended
(In millions)	Location of Restructuring Charges in Condensed Consolidated Statements of Operations	January 1, 2021	January 3, 2020
Accelerated depreciation	Cost of revenues	$0.1	$0.3
Severance costs	Selling, general and administrative	0.2	0.5
Total restructuring charges		$0.3	$0.8

6. FINANCIAL DERIVATIVES AND HEDGING ACTIVITIES

    As part of the Company’s overall risk management practices, the Company enters into financial derivatives to manage its financial exposures to foreign currency exchange rates and interest rates.

    The Company records all derivatives on the condensed consolidated balance sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. A qualitative assessment of hedge effectiveness is performed on a quarterly basis, unless facts and circumstances indicate the hedge may no longer be highly effective. The changes in fair value for all trades that are not designated for hedge accounting are recognized in current period earnings. The Company does not offset fair value amounts recognized for derivative instruments in its condensed consolidated balance sheets for presentation purposes.

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

Derivatives Designated as Hedging Instruments - Net Investment Hedges
    The Company uses cross currency swap contracts as net investment hedges to manage its risk of variability in foreign currency-denominated net investments in majority-owned international operations. All changes in fair value of the derivatives designated as net investment hedges are reported in accumulated other comprehensive (loss) income along with the foreign currency translation adjustments on those investments. As of January 1, 2021, the Company had the following outstanding derivatives designated as net investment hedging instruments:

(In millions, except number of instruments)	Number of Instruments	Notional Value
Cross Currency Swap Contracts	3	$66.6
    The following table summarizes the amount of pre-tax earnings recognized from derivative instruments for the periods indicated and the line items in the accompanying statements of operations where the results are recorded for net investment hedges:

	Amount of Gain (Loss) Recognized in OCI on Derivative Three months ended		Location of Gain or (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
(In millions)	January 1, 2021	January 3, 2020		January 1, 2021	January 3, 2020
Cross Currency Swap Contracts	$3.0	$(0.8)	Interest expense	$0.3	$0.4
    These derivative instruments are subject to master netting agreements giving effect to rights of offset with each counterparty. None of the balances were eligible for netting. The following table summarizes the gross fair values of derivative instruments as of the periods indicated and the line items in the accompanying condensed consolidated balance sheets where the instruments are recorded:

(In millions)		Derivative Assets and Liabilities
Derivatives designated as net investment hedges	Balance sheet location	January 1, 2021	October 2, 2020
Cross Currency Swap Contracts	Other current assets	$1.2	$1.3
Cross Currency Swap Contracts	Other long-term liabilities	(5.1)	(2.1)
		$(3.9)	$(0.8)

Balance Sheet Hedges

The Company also enters into foreign currency forward contracts to hedge fluctuations associated with foreign currency denominated monetary assets and liabilities, primarily cash, lease contracts, third-party accounts receivable and payable, and intercompany accounts receivable and payables. These forward contracts expire within 30 to 90 days. These forward contracts are not designated for hedge accounting treatment, therefore, the change in fair value of these derivatives is recorded as a component of other income (expense) and offsets the change in fair value of the foreign currency denominated assets and liabilities, which are also recorded in other income (expense). The Company does not and does not intend to use derivative financial instruments for speculative or trading purposes.
The following table shows the notional amounts of outstanding foreign currency contracts as of January 1, 2021:

	Notional Value of Derivatives not Designated as Hedging Instruments:
(In millions)	Buy contracts	Sell contract
Japanese yen	$1.5	$—
Chinese renminbi	2.8	—
Euro	—	25.1
	$4.3	$25.1

7. FAIR VALUE
Assets/Liabilities Measured at Fair Value on a Recurring Basis
The fair values of certain of the Company’s financial instruments, including bank deposits included in cash and cash equivalents, accounts receivable and accounts payable, also approximate their fair values due to their short maturities. As of January 1, 2021, the fair values of the Company's Convertible Notes and Senior Secured Notes, as defined in Note 10. Borrowings, were $211.7 million and $320.3 million, respectively. As of October 2, 2020, the fair values of the Company's Convertible Notes and Senior Secured Notes were $178.5 million and $312.8 million, respectively. The Company has elected to use the income approach to value its derivative instruments using standard valuation techniques and Level 2 inputs, such as currency spot rates, forward points and credit default swap spreads. There were no financial assets or liabilities measured on a recurring basis using significant unobservable inputs (Level 3) and there were no transfers in or out of Level 1, 2 or 3 during the three months ended January 1, 2021.
In the tables below, the Company has segregated all assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

	Fair Value Measurements at January 1, 2021
(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents - Money market funds	$—	$58.1	$—	$58.1
Derivative assets	—	1.2	—	1.2
Total assets measured at fair value	$—	$59.3	$—	$59.3

Liabilities:
Derivative liabilities	—	5.1	—	5.1
Total liabilities measured at fair value	$—	$5.1	$—	$5.1

	Fair Value Measurements at October 2, 2020
(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents - Money market funds	$—	$72.9	$—	$72.9
Derivative assets	—	1.1	—	1.1
Total assets measured at fair value	$—	$74.0	$—	$74.0

Liabilities:
Derivative liabilities	$—	$2.1	$—	$2.1
Total liabilities measured at fair value	$—	$2.1	$—	$2.1

8. INVENTORIES
    The following table summarizes the Company’s inventories:

(In millions)	January 1, 2021	October 2, 2020
Raw materials and parts	$186.8	$184.6
Work-in-process	26.1	23.9
Finished goods	56.9	63.4
Total inventories	$269.8	$271.9

9. GOODWILL AND INTANGIBLE ASSETS
The following table reflects goodwill by reportable operating segment:

(In millions)	Medical	Industrial	Total
Balance at October 2, 2020	$174.4	$118.7	$293.1
Foreign currency translation adjustments	1.3	0.9	2.2
Balance at January 1, 2021	$175.7	$119.6	$295.3

The following table reflects the gross carrying amount and accumulated amortization of the Company’s intangible assets:

	January 1, 2021			October 2, 2020
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired existing technology	$75.8	$(39.8)	$36.0	$74.9	$(37.5)	$37.4
Patents, licenses and other	$13.0	$(10.1)	$2.9	$12.8	$(9.7)	$3.1
Customer contracts and supplier relationship	$51.6	$(26.0)	$25.6	$51.2	$(24.2)	$27.0
Total intangible assets	$140.4	$(75.9)	$64.5	$138.9	$(71.4)	$67.5

Amortization expense for intangible assets was $4.2 million and $4.5 million for the three months ended January 1, 2021 and January 3, 2020, respectively.

10. BORROWINGS
The following table summarizes the Company's short-term and long-term debt:

	January 1, 2021	October 2, 2020
(In millions, except for percentages)	Amount	Amount	Contractual Interest Rate	Effective Interest Rate
Current maturities of long-term debt
Other debt	2.6	2.5
Total current maturities of long-term debt	$2.6	$2.5
Non-current maturities of long-term debt:
Asset-Based Loan	—	—
Convertible Senior Unsecured Notes	200.0	200.0	4.0%	10.9%
Senior Secured Notes	300.0	300.0	7.9%	8.2%
Other debt	11.2	8.8
Total non-current maturities of long-term debt:	$511.2	$508.8
Unamortized issuance costs and debt discounts
Unamortized discount - Convertible Notes	(43.6)	(45.5)
Unamortized issuance costs - Convertible Notes	(4.7)	(4.9)
Unamortized issuance costs - Senior Secured Notes	(5.4)	(5.6)
Total	$(53.7)	$(56.0)
Total debt outstanding, net	$460.1	$455.3

The following table summarizes the Company's interest expense:

	Three Months Ended
	January 1, 2021	January 3, 2020
Contractual interest coupon	7.9	4.5
Amortization of debt issuance costs	0.5	0.9
Amortization of debt discounts	1.9	—
Total interest expense	10.3	5.4

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

Total interest expense related to the Convertible Notes for the three months ended January 1, 2021 was $4.1 million and was comprised of $2.0 million related to the contractual interest coupon and $2.1 million related to the amortization of the discount and issuance costs on the liability component.

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

On June 4, 2020 and June 5, 2020, Varex also entered into privately negotiated warrant transactions (collectively, the “Warrant Transactions” and, together with the Hedge Transactions, the “Call Spread Transactions”), whereby the Company sold warrants at a higher strike price relating to the same number of shares of Varex common stock that initially underlie the Convertible Notes, subject to customary anti-dilution adjustments. The initial strike price of the warrants is $24.975 per share (subject to adjustment under the terms of the Warrant Transactions), which is 50% above the last reported sale price of Varex common stock on June 4, 2020. The Warrant Transactions could have a dilutive effect to the Company's stockholders to the extent that the market price per share of Varex common stock, as measured under the terms of the Warrant Transactions, exceeds the applicable strike price of the warrants. The number of shares underlying the Warrant Transactions is 9.6 million. The number of warrants outstanding as of January 1, 2021, was 9.6 million.

Senior Secured Notes

Varex issued $300.0 million aggregate principal amount of 7.875% Senior Secured Notes due 2027 (the "Senior Secured Notes") pursuant to an indenture dated September 30, 2020, among Varex, certain of its direct or indirect wholly-owned subsidiaries as guarantors and Wells Fargo Bank, National Association as trustee and collateral agent. Interest payments are paid semiannually on April 15 and October 15 of each year, beginning on April 15, 2021.

Interest expense related to the Senior Secured Notes for the three months ended January 1, 2021 was $6.1 million.

Asset-Based Loan

On September 30, 2020, the Company entered into a new revolving credit agreement consisting of a $100.0 million asset-based loan revolving credit facility (the “Asset-Based Loan”, or "ABL Facility"). Borrowings under the Asset-Based Loan will be expected to bear interest at floating rates based on LIBOR, or comparable rate, or a base rate, and an applicable margin based on Average Daily Excess Availability (as defined in the Asset-Based Loan Agreement). In addition, the Company is required to pay a quarterly commitment fee of 0.375% to 0.5%, based on the aggregate unused commitments under the Asset-Based Loan. The ABL Facility matures on the earlier of September 30, 2025 or 91 days prior to the maturity of the Convertible Notes, at which time all outstanding amounts under the ABL Facility will be due and payable. The maximum availability under our ABL Facility was $100.0 million as of January 1, 2021, however, the borrowing base under the ABL Facility fluctuates from month-to-month depending on the amount of eligible accounts receivable and inventory.

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
11. NONCONTROLLING INTERESTS
    In April 2019, a subsidiary of Varex acquired 98.2% of the outstanding shares of common stock of Direct Conversion. The Company has subsequently acquired additional shares of Direct Conversion such that the Company now owns 98.7% of the outstanding shares of common stock of Direct Conversion. As the Company has majority voting rights it has consolidated Direct Conversion's operations in its condensed consolidated financial statements and records the noncontrolling interest in the equity section of the Company's condensed consolidated balance sheet. Earnings representing the noncontrolling interest's portion of Direct Conversion's income from operations is included in the Company's condensed consolidated statements of operations.

    In September 2018, the Company entered into a partnership in Saudi Arabia. The Company has majority voting rights with an approximate 75% interest. Accordingly, the Company has consolidated the operations of the Saudi Arabia partnership in our condensed consolidated financial statements and recorded the noncontrolling interests. The noncontrolling interest related to the partner’s 25% interest in the joint venture is included in noncontrolling interest in the equity section of the Company’s condensed consolidated balance sheet. Earnings representing the noncontrolling partner's share of income from operations is included in the Company's condensed consolidated statements of operations.
    In April 2015, the Company acquired 73.5% of the then outstanding shares of MeVis, a publicly traded company based in Bremen, Germany that provides image processing software and services for cancer screening. In August 2015, the Company, through one of its German subsidiaries, entered into a Domination and Profit and Loss Transfer Agreement (the “DPLTA”) with MeVis. Under the DPLTA, MeVis subordinates its management to the Company and undertakes to transfer all its annual profits and losses to the Company. In return, the DPLTA grants the noncontrolling shareholders of MeVis an annual recurring net compensation of €0.95 per MeVis share.
    At January 1, 2021, noncontrolling shareholders together held approximately 0.5 million shares of MeVis, representing 26.3% of the outstanding shares.
    Changes in noncontrolling interests were as follows:

(In millions)	Noncontrolling Interest
Balance at October 2, 2020	$14.1
Net earnings attributable to noncontrolling interests	0.1
Other, including foreign currency remeasurement	—
Balance at January 1, 2021	$14.2

12. NET LOSS PER SHARE
    Basic loss per common share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the reporting period. Diluted earnings per common share reflects the effects of potentially dilutive securities, which is computed by dividing net loss by the sum of the weighted average number of common shares outstanding and dilutive common shares.
    A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share is as follows:

	Three Months Ended
(In millions, except per share amounts)	January 1, 2021	January 3, 2020
Net loss attributable to Varex	$(6.4)	$(1.3)
Weighted average shares outstanding - basic	39.1	38.5
Dilutive effect of potential common shares	—	—
Weighted average shares outstanding - diluted	39.1	38.5
Net loss per share attributable to Varex - basic	$(0.16)	$(0.03)
Net loss per share attributable to Varex - diluted	$(0.16)	$(0.03)
Anti-dilutive share based awards, excluded	3.3	1.7
    Potentially dilutive shares, which are based on the weighted-average shares of common stock underlying stock options, unvested stock awards, purchase rights granted under the employee stock purchase plan, warrants and convertible notes using the treasury stock method or the if-converted method, as applicable, are included when calculating diluted net loss per share attributable to Varex when their effect is dilutive. Because the Company incurred a net loss for the three months ended January 1, 2021 and January 3, 2020, none of the potentially dilutive common shares were included in the diluted share calculations for those periods as they would have been anti-dilutive.

13. EMPLOYEE STOCK PLANS
Share-Based Compensation Expense
    Share-based compensation expense recognized in the condensed consolidated statements of operations is based on awards ultimately expected to vest. Share-based compensation expense includes expenses related to the Company’s direct employees.
    The table below summarizes the effect of recording share-based compensation expense and the option component of the employee stock purchase plan shares:

	Three Months Ended
(In millions)	January 1, 2021	January 3, 2020
Cost of revenues	$0.3	$0.3
Research and development	0.7	0.6
Selling, general and administrative	2.6	2.3
Total share-based compensation expense	$3.6	$3.2
Stock Option Activity
    The following table summarizes the activity for stock options under Varex’s 2020 Omnibus Stock Plan, 2017 Omnibus Stock Plan, and for participation in the 2017 Employee Stock Purchase Plan for the Company’s employees:

	Options Outstanding
(In thousands, except per share amounts and the remaining term)	Options	Price Range	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value(1)
Outstanding at October 2, 2020	2,735	$13.61 - $37.60	$29.23	4.5	$—
Granted	—	—	—
Canceled, expired or forfeited	(39)	$31.08 - $37.10	31.88
Exercised	—	—	—
Outstanding at January 1, 2021	2,696	$13.61 - $37.60	$29.19	4.3	$591.6

Exercisable at January 1, 2021	1,844	$25.17 - $37.60	$30.53	2.7	$—
(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and the closing price of Varex common stock of $16.68 as of December 31, 2020, the last trading date of the Company's first quarter, and which represents the amount that would have been received by the option holders had all option holders exercised their options and sold the shares received upon exercise as of that date.
Restricted Stock Units
    The following table summarizes the activity for restricted stock units under Varex’s 2020 Omnibus Stock Plan and 2017 Omnibus Stock Plan for the Company’s employees:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant-Date Fair Value
Outstanding at October 2, 2020	955	$25.54
Granted	—	—
Vested	(17)	32.53
Canceled or expired	(15)	22.75
Outstanding at January 1, 2021	923	$25.48

14. TAXES ON EARNINGS
For the three months ended January 1, 2021, the Company recognized income tax expense of $1.6 million on $4.7 million of pre-tax loss. The Company is unable to recognize a tax benefit for pre-tax book losses in the U.S. and certain foreign jurisdictions but has recognized tax expense for profitable foreign jurisdictions. For the three months ended January 3, 2020, the Company recognized income tax expense of zero on $1.2 million of pre-tax loss.
The Company's tax expense for the three months ended January 1, 2021 increased, compared to the prior year, primarily due to valuation allowance positions in the U.S. on disallowed interest expense deductions and losses in the U.S. and certain foreign jurisdictions for which no benefit can be recorded.

As a result of the changes to the U.S. taxation of foreign earnings included in U.S. Tax Reform, the Company reevaluated its previous indefinite reinvestment assertion with respect to these earnings during fiscal year 2018, which resulted in the Company revoking its assertion for current and future earnings for all countries, while maintaining the assertion that historic earnings are indefinitely reinvested outside the U.S. The Company modified its prior assertion in fiscal year 2019 with respect to the acquisition of Direct Conversion. The modification was to assert that all earnings for Direct Conversion, located primarily in Sweden and Finland, are indefinitely reinvested in those countries. The Company is maintaining this prior assertion for the quarter ended January 1, 2021. Due to the level of earnings available for repatriation, the treaty benefits applicable to jurisdictions in which those earnings are located, and the now favorable U.S. tax treatment of repatriated foreign earnings, the amount of deferred tax liability recorded related to the potential repatriation is approximately $0.1 million. This estimated liability is for U.S. State income taxes and foreign withholding taxes that would apply if the foreign earnings were repatriated in the form of a dividend.

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
15. SEGMENT INFORMATION
    The Company has two reportable operating segments: Medical and Industrial. The segments align the Company’s products and service offerings with customer use in medical and industrial markets and are consistent with how the Company’s Chief Executive Officer, who is also its CODM, evaluates the business for the allocation of resources. The CODM allocates resources to and evaluates the financial performance of each operating segment primarily based on revenues and gross profit. The operating and reportable segment structure provides alignment between business strategies and operating results.
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
    Information related to the Company’s segments is as follows:

	Three Months Ended
(In millions)	January 1, 2021	January 3, 2020
Revenues
Medical	$139.2	$155.6
Industrial	37.9	44.5
Total revenues	$177.1	$200.1
Gross profit
Medical	$44.1	$43.8
Industrial	13.1	17.3
Total gross profit	$57.2	$61.1
Total operating expenses	51.1	56.5
Interest and other expenses, net	(10.8)	(5.8)
(Loss) earnings before taxes	(4.7)	(1.2)
Income taxes (benefit) expense	1.6	—
Net (loss) earnings	(6.3)	(1.2)
Less: Net earnings attributable to noncontrolling interests	0.1	0.1
Net (loss) earnings attributable to Varex	$(6.4)	$(1.3)

    The Company does not disclose total assets by segment as this information is not provided to the CODM.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results should be read together with the unaudited condensed consolidated financial statements and notes thereto that are contained in this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the fiscal year ended October 2, 2020 and our other filings, including the Current Reports on Form 8-K, that have been filed with the SEC through the date of this report.
Forward-Looking Statements
    This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by, and information currently available to the management of Varex Imaging Corporation (“we,” “our,” “us,” the “Company,” “Varex,” or “Varex Imaging”). Actual results and the outcome or timing of certain events described in these forward-looking statements are subject to risk and uncertainties and may differ significantly from those projected in these forward-looking statements. Important factors that could cause our actual results and financial condition to differ significantly from those projections or expectations include, among other things, the risks described in the Summary of Principal Risk Factors below and further described in the Risk Factors listed in Part II, Item 1A - Risk Factors of this Quarterly Report.

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

Impact of COVID-19

The unprecedented nature of the COVID-19 pandemic and its impact on the global economy has created a disruption to our business that includes increased uncertainty in demand for certain medical and industrial products, as well as increased variability in our supply chain and manufacturing productivity. The economic downturn triggered by COVID-19 has led to significantly lower demand from our customers and delays in equipment installations.

The COVID-19 pandemic has had a significant effect on hospitals, clinics and outpatient imaging centers as they have encountered declines in surgeries and other non-emergency procedures and have reallocated resources to combat the ongoing pandemic. As a result of the ongoing uncertainty surrounding COVID-19 and a requirement to focus on immediate needs, many hospitals, clinics and outpatient imaging centers have reduced their capital purchases of imaging equipment from OEMs which has led to lower demand for X-ray imaging components. In addition, reduced usage of certain X-ray equipment has resulted in less demand for replacement components that wear-out with use. Additionally, equipment installations were delayed, due in part to efforts to limit non-essential visits to healthcare facilities. Partially offsetting the general demand for X-ray imaging components has been increased demand for CT and certain radiographic diagnostic imaging equipment used to screen for or assist in the treatment of respiratory diseases (such as COVID-19).

While healthcare systems and economies around the world have begun to reopen, customer demand has not returned to pre-pandemic levels, and the adverse effects of COVID-19 on our financial statements and results of operations have been significant. While we believe that the fundamentals driving long-term demand in both our Medical and Industrial segments remain intact, we believe that in the near-term, reduced demand in our Industrial segment and for certain higher-end medical products will continue to negatively impact our business potential and our results of operations. While our manufacturing sites are currently up and running, COVID-19 and associated economic disruptions have had an adverse impact on our manufacturing capacity, supply chains and distribution systems, including as a result of impacts associated with preventive and precautionary measures that we, other businesses and governments are taking. Supply chain logistics have also become more challenging and while we have had success in localizing our supply chain through our “local-for-local” initiative, supply chain logistics could remain challenging.

The actions taken to combat COVID-19 have had, and we believe will continue to have, a negative impact on our operating results, cash flows and financial condition. We expect uncertainty related to the COVID-19 pandemic to continue into the middle of calendar year 2021. While we have implemented safeguards and procedures and taken other measures to counter the impact of the COVID-19 pandemic, the full extent to which the COVID-19 pandemic has and will directly or indirectly impact us, including our business, financial condition, and results of operations, will depend on future developments that are highly uncertain and cannot be accurately predicted. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, or local authorities or that we determine are in the best interests of our employees, customers, suppliers, and stockholders.

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
Medical
    In our Medical segment, we design, develop, manufacture, sell and service X-ray imaging components, including X-ray tubes, digital detectors, high voltage connectors, image-processing software and workstations, 3D reconstruction software, computer-aided diagnostic software, collimators, automatic exposure control devices, generators, heat exchangers, ionization chambers and bucky systems. These components are used in a range of medical imaging applications, including CT, mammography, oncology, cardiac, surgery, dental, and for other diagnostic radiography uses.

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

In recent years our business in China has been impacted by the trade war with the United States in two principal ways: (1) imports of raw materials from China have become more expensive and (2) importing finished U.S. manufactured products into China has also become more difficult and more expensive. To mitigate the impact of tariffs on materials imported from China, we have implemented changes to secure more non-China sources of materials used to manufacture our X-ray imaging products. With respect to imports into China, the additional tariffs imposed by the Chinese government led to a decrease in sales of radiographic detectors manufactured outside of China. To help address these issues, as well as to be closer to our global customer base, we continue to expand manufacturing capabilities at our facilities in China, Germany and the Philippines and also implemented local sourcing strategies to lower our costs and offer local content. This local-for-local strategy has been well received by both our local customers as well as global OEMs, and acts as a natural hedge against trade wars and other potential supply chain disruptions.

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
    We periodically review our accounting policies, estimates and assumptions and make adjustments when facts and circumstances dictate. Refer to our Annual Report on Form 10-K for the fiscal year ended October 2, 2020 filed with the SEC on November 30, 2020 and Note 1 “Summary of Significant Accounting Policies” of the notes to the condensed consolidated financial statements of this report for further details. Our critical accounting policies that are affected by accounting estimates include valuation of inventories, assessment of recoverability of goodwill and intangible assets, and taxes on earnings. Such accounting policies require us to use judgments, often as a result of the need to make estimates and assumptions regarding matters that are inherently uncertain, and actual results could differ materially from these estimates. There have been no changes to our critical accounting policies, estimates and assumptions or the judgments affecting the application of those estimates and assumptions since the filing of our Annual Report on Form 10-K for year ended October 2, 2020.
Fiscal Year
    Our fiscal year is a 52 or 53-week period ending on the Friday nearest September 30. Fiscal year 2021 is the 52-week period ending October 1, 2021. Fiscal year 2020 was the 53-week period that ended on October 2, 2020.  The fiscal quarters ended January 1, 2021 and January 3, 2020 were 13-week and 14-week periods, respectively.
Discussion of Results of Operations for the Three Months Ended January 1, 2021 Compared to the Three Months Ended January 3, 2020
Revenues, net

	Three Months Ended
(In millions)	January 1, 2021	January 3, 2020	$ Change	% Change
Medical	$139.2	$155.6	$(16.4)	(10.5)%
Industrial	37.9	44.5	(6.6)	(14.8)%
Total revenues	$177.1	$200.1	$(23.0)	(11.5)%
Medical as a percentage of total revenues	78.6%	77.8%
Industrial as a percentage of total revenues	21.4%	22.2%
    Medical revenues decreased by $16.4 million primarily due to decreased sales of digital detectors for dynamic imaging applications and the comparative prior year period including an additional week. This was partially offset by increased sales of CT X-ray tubes and digital detectors for radiographic X-ray imaging applications.

    Industrial revenues decreased $6.6 million primarily due to decreased sales of X-ray tubes, digital detectors and linear accelerators for security and non-destructive inspection applications and the comparative prior year period including an additional week.
Gross Profit

	Three Months Ended
(In millions)	January 1, 2021	January 3, 2020	$ Change	% Change
Medical	$44.1	$43.8	$0.3	0.7%
Industrial	13.1	17.3	(4.2)	(24.3)%
Total gross profit	$57.2	$61.1	$(3.9)	(6.4)%
Medical gross margin	31.7%	28.1%
Industrial gross margin	34.6%	38.9%
Total gross margin	32.3%	30.5%
    The decrease in total gross profit was due primarily to the decreases in the gross profit of our Industrial Segment. The Industrial Segment gross profit was down as a result of decreased sales of X-ray tubes, digital detectors, and linear accelerators for security and non-destructive inspection applications. The increase in medical gross margin was primarily due to the impacts of cost reduction measures taken by management in previous quarters and a favorable product mix in medical detectors.

Operating Expenses

	Three Months Ended
(In millions)	January 1, 2021	January 3, 2020	$ Change	% Change
Research and development	$16.7	$21.7	$(5.0)	(23.0)%
As a percentage of total revenues	9.4%	10.8%
Selling, general and administrative	$34.4	$34.8	$(0.4)	(1.1)%
As a percentage of total revenues	19.4%	17.4%
Operating expenses	$51.1	$56.5	$(5.4)	(9.6)%
As a percentage of total revenues	28.9%	28.2%
Research and Development
    We are committed to investing in the business to support long-term growth and believe long-term research and development expenses of approximately 8% to 10% of annual revenues is the appropriate range that will allow us to innovate and bring new products to market for our global OEM customers. Research and development costs decreased to 9.4% of revenues for the first quarter of 2021 primarily due to cost actions and improved material cost management.
Selling, General and Administrative
    Selling, general and administrative expenses for the first quarter of 2021 decreased slightly in terms of dollars, but increased to 19.4% of total revenues primarily due to a lower sales base and higher audit fees during the three months ended January 1, 2021.
Interest and Other Expense, Net
    The following table summarizes the Company’s interest and other expense, net:

	Three Months Ended
(In millions)	January 1, 2021	January 3, 2020	$ Change
Interest expense	$(10.3)	$(5.4)	$(4.9)
Other expense, net	(0.5)	(0.4)	(0.1)
Interest and other expense, net	$(10.8)	$(5.8)	$(5.0)
    Interest and other expense, net increased during the three months ended January 1, 2021 as compared to the prior year period, primarily due to higher interest expense. Interest expense increased primarily due to increased interest expense related the issuance of our Convertible Notes in June 2020 and the issuance of our Senior Secured Note in September 2020. Other expense, net was basically flat for the three months ended January 1, 2021 as compared to the three months ended January 3, 2020.
Taxes on (Loss) Earnings
    For the three months ended January 1, 2021, we recognized income tax expense of $1.6 million on a $4.7 million pre-tax loss. We are unable to recognize a tax benefit for pre-tax book losses in the U.S. and certain foreign jurisdictions but have recognized tax expense for profitable foreign jurisdictions. For the three months ended January 3, 2020, we recognized income tax expense of zero on $1.2 million of pre-tax loss.
    Our tax expense for the three months ended January 1, 2021 increased, compared to the prior year, primarily due to valuation allowance positions in the U.S. on disallowed interest expense deductions and losses in the U.S. and certain foreign jurisdictions for which no benefit can be recorded.

Liquidity and Capital Resources

    We assess our liquidity in terms of our ability to generate cash to fund our operations, including working capital and investing activities. We continue to generate cash from operating activities and believe that our operating cash flow, cash on our balance sheet and availability under our ABL Facility will be sufficient to allow us to continue to invest in our existing businesses, consummate strategic acquisitions and manage our capital structure on a short and long-term basis, and are sufficient to meet our anticipated operating cash need for at least the next 12 months. The maximum availability under our ABL Facility was $100.0 million as of January 1, 2021, however, the borrowing base under the ABL Facility fluctuates from month-to-month depending on the amount of eligible accounts receivable and inventory. See Part II, Item 1A. “Risk Factors” for a further discussion. At January 1, 2021 we had $457.5 million in long-term debt and $2.6 million of current maturities of long-term debt, net of deferred issuance costs of $53.7 million. See Note 10. Borrowings, in the accompanying notes to our condensed consolidated financial statements for more information regarding our indebtedness.

Cash and Cash Equivalents
    The following table summarizes our cash and cash equivalents:

(In millions)	January 1, 2021	October 2, 2020	$ Change
Cash and cash equivalents	$105.5	$100.6	$4.9
Borrowings
    The following table summarizes the changes in our debt outstanding:

	January 1, 2021	October 2, 2020
(In millions, except for percentages)	Amount	Amount	$ Change
Current maturities of long-term debt
Other debt	2.6	2.5	0.1
Total current maturities of long-term debt	$2.6	$2.5	$0.1
Non-current maturities of long-term debt:
Asset-Based Loan	—	—	—
Convertible Senior Unsecured Notes	200.0	200.0	—
Senior Secured Notes	300.0	300.0	—
Other debt	11.2	8.8	2.4
Total non-current maturities of long-term debt:	$511.2	$508.8	$2.4
Unamortized issuance costs and debt discounts
Unamortized discount - Convertible Notes	(43.6)	(45.5)	1.9
Unamortized issuance costs - Convertible Notes	(4.7)	(4.9)	0.2
Unamortized issuance costs - Senior Secured Notes	(5.4)	(5.6)	0.2
Total	$(53.7)	$(56.0)	$2.3
Total debt outstanding, net	$460.1	$455.3	$4.8
Cash Flows

	Three Months Ended
(In millions)	January 1, 2021	January 3, 2020
Net cash flow provided by (used in):
Operating activities	$7.1	$23.0
Investing activities	(4.4)	(10.6)
Financing activities	2.2	(12.0)
Effects of exchange rate changes on cash and cash equivalents and restricted cash	—	(0.3)
Net increase in cash and cash equivalents and restricted cash	$4.9	$0.1
    Net Cash Provided by Operating Activities. Cash from operating activities consists primarily of the net loss adjusted for certain non-cash items, including share-based compensation, depreciation, amortization of intangible assets, deferred income taxes, income from equity investments and the effect of changes in operating assets and liabilities.

    For the three months ended January 1, 2021, compared to the three months ended January 3, 2020, cash provided by operating activities were as follows:
•Net losses were $6.3 million compared to $1.2 million
•Non-cash adjustments to net earnings of $17.9 million compared to $13.3 million
•Operating assets and liabilities activity:
◦Accounts receivable decreased by $2.2 million compared to $18.5 million,
◦Inventories decreased by $2.5 million compared to an increase of $21.1 million,
◦Prepaid expenses and other assets increased by $2.0 million compared to a decrease of $3.7 million,
◦Accounts payable decreased by $4.2 million compared to a increase of $15.4 million, and
◦Accrued liabilities and other current and long-term operating liabilities decreased by $2.7 million compared to $4.8 million.
    Net Cash Used in Investing Activities. Net cash used in investing activities was $4.4 million and $10.6 million for the three months ended January 1, 2021 and January 3, 2020, respectively. The decrease in cash used in investing activities was primarily due to higher capital spending during the three months ended January 3, 2020.
    Net Cash Provided by (Used in) Financing Activities. Financing activities for the three months ended January 1, 2021 provided $2.2 million while during the three months ended January 3, 2020, we used $12.0 million primarily for repayments of borrowings of our legacy credit agreement.
Days Sales Outstanding
    Trade accounts receivable days sales outstanding (“DSO”) was 62 days at January 1, 2021 and 66 days at October 2, 2020. Our accounts receivable and DSO are impacted by a number of factors, primarily including the timing of product shipments, collections performance, payment terms, the mix of revenues from different regions and the effects of economic instability.
Contractual Obligations
    In October 2013, we entered into an amended agreement with dpiX and other parties that, among other things, provides us with the right to 50% of dpiX’s total manufacturing capacity produced after January 1, 2014. The amended agreement requires us to pay for 50% of the fixed costs (as defined in the amended agreement), as determined at the beginning of each calendar year. In January 2021, the fixed cost commitment was determined and approved by the dpiX board of directors to be $11.6 million for calendar year 2021. The amended agreement will continue unless the ownership structure of dpiX changes (as defined in the amended agreement).
    In October 2015, pursuant to a Domination and Profit and Loss Transfer Agreement (the “MeVis Agreement”), we committed to grant the noncontrolling shareholders of MeVis an annual recurring net compensation of €0.95 per MeVis share. The annual net payment will continue for the life of the MeVis Agreement, which we anticipate will continue for as long as we remain as the controlling shareholder of MeVis. As of January 1, 2021, noncontrolling shareholders together held approximately 0.5 million shares of MeVis, representing 26.3% of the outstanding shares.
During the third quarter of fiscal year 2020, we entered into a purchase agreement with a supplier to acquire certain equipment and intellectual property from the supplier that is utilized to manufacture X-ray cables utilized in our products. As of January 1, 2021, there has been no transfer of control of the underlying equipment. This acquisition is expected to be completed during the 2021 fiscal year and the total consideration to be paid by us for the acquired assets is expected to be ¥1,084.7 million or approximately $10.5 million.
Contingencies
    From time to time, the Company is a party to or otherwise involved in legal proceedings, claims and government inspections or investigations, customs and duty audits, other contingency matters, both inside and outside the United States, arising in the ordinary course of its business or otherwise. The Company accrues amounts for probable losses, to the extent they can be reasonably estimated, that it believes are adequate to address any liabilities related to legal proceedings and other loss contingencies that the Company believes will result in a probable loss (including, among other things, probable settlement value). A loss or a range of loss is disclosed when it is reasonably possible that a material loss will be incurred and can be estimated or when it is reasonably possible that the amount of a loss, when material, will exceed the recorded provision. The Company did not have any material contingent liabilities as of January 1, 2021 and October 2, 2020. Legal expenses are expensed as incurred.

Off-Balance Sheet Arrangements
    In conjunction with the sale of our products in the ordinary course of business, and consistent with industry practice, we provide standard indemnification of business partners and customers for losses suffered or incurred for property damages, death and injury and for patent, copyright or any other intellectual property infringement claims by any third parties with respect to our products. The terms of these indemnification arrangements are generally perpetual. Except for losses related to property damages, the maximum potential amount of future payments we could be required to make under these arrangements is unlimited. As of January 1, 2021, we have not incurred any material costs to defend lawsuits or settle claims related to these indemnification arrangements. As a result, we believe the estimated fair value of these arrangements is minimal.
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
Recent Accounting Standards or Updates Not Yet Effective
    See Note 1, “Summary of Significant Accounting Policies” of the notes to the accompanying condensed consolidated financial statements for a description of recent accounting standards, including the expected dates of adoption and the estimated effects on our condensed consolidated financial statements.
Backlog
    Backlog is the accumulation of all orders for which revenues have not been recognized and are still considered valid. Backlog also includes a small portion of billed service contracts that are included in deferred revenue. Our total backlog at January 1, 2021 was $260.1 million. The Company expects to recognize this backlog as revenue over the next 12 months, however, orders may be revised or canceled, either according to their terms or as customers’ needs change. Consequently, it is difficult to predict with certainty the amount of backlog that will result in revenues.
Item 3. Quantitative and Qualitative Disclosures about Market Risks
    We are exposed to four primary types of market risks: foreign currency exchange rate risk, credit and counterparty risk, interest rate risk and commodity price risk.
Foreign Currency Exchange Rate Risk
    A significant portion of our customers are outside the United States, while our financial statements are denominated, and our products are generally priced in U.S. Dollars. A strong U.S. Dollar may result in pricing pressure for our customers that are located outside the United States and that conduct their businesses in currencies other than the U.S. Dollar. Such pricing pressure has caused, and could continue to cause, some of our customers to ask for discounted prices, delay purchasing decisions, consider moving to in-sourcing supply of components or migrating to lower cost alternatives. A weak U.S. Dollar may result in our products becoming more attractively priced on a U.S. Dollar basis compared to our competitors. In addition, because our business is global and some payments may be made in local currency, fluctuations in foreign currency exchange rates can impact our revenues and expenses and/or the profitability in U.S. Dollars of products and services that we provide in foreign markets.
    We may enter into foreign currency forward and option contracts with financial institutions to protect against foreign exchange risks associated with certain existing assets and liabilities, and net investments in foreign subsidiaries. We generally hedge portions of forecasted foreign currency exposure, typically for one to three months. In addition, we hold a cross-currency swap between the Euro and U.S. Dollar as a Net Investment Hedge of our acquisition of Direct Conversion. Depending on the spot rate between the Euro and U.S. Dollar at the time of settlement and whether we have sufficient Euros available, we may have to borrow incrementally in U.S. Dollars to settle this obligation. However, we may choose not to hedge certain foreign exchange exposures for a variety of reasons including, but not limited to, accounting considerations or the prohibitive economic cost of hedging particular exposures.
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
Interest Rate Risk
    Borrowings under our ABL Facility bear interest at floating interest rates. At January 1, 2021, we had no borrowings subject to floating interest rates. See Note 10. Borrowings, of the notes to our condensed consolidated financial statements for further information.
Commodity Price Risk
    We are exposed to market risks related to volatility in the prices of raw materials used in our products. The prices of these raw materials fluctuate in response to changes in supply and demand fundamentals and our product margins and level of profitability tend to fluctuate with changes in these raw materials prices. We try to protect against such volatility through various business strategies. During the three months ended January 1, 2021, we did not have any commodity derivative instruments in place to manage our exposure to price changes.

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

The Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), with assistance from other members of management, have evaluated the effectiveness of our disclosure controls and procedures as of January 1, 2021, and based on their evaluation, the CEO and CFO have concluded that the disclosure controls and procedures were not effective as of such date due to the material weaknesses in internal control over financial reporting that were disclosed in our Annual Report on Form 10-K for the fiscal year ended October 2, 2020 and continue to exist as of January 1, 2021.

Changes in Internal Control Over Financial Reporting

During the quarter ended January 1, 2021, we continue to devote substantial effort to remediating the identified material weaknesses and have made the following changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•Re-designed and enhanced control activities related to inventory and cost of revenue, including verification of inventory at third party vendor locations and the presentation and disclosure of inventory classification.
•Enhanced the design of existing controls and implemented new control activities related to the completeness, accuracy and elimination of intercompany balances and ensuring appropriate segregation of duties as it relates to the preparation and review of journal entries.
•Developed a comprehensive internal finance training program to ensure the team has the requisite knowledge to create and maintain the proper environment for effective internal control over financial reporting.

Remediation of Previously Identified Material Weaknesses

As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended October 2, 2020, we took further actions as part of our remediation plan to address the material weaknesses disclosed therein. We are continuing to enhance our overall control environment through the following:

•Control Environment: We continue to invest significantly in the quality of our accounting talent including management, technical, process improvement and financial system roles. Specifically, during the first quarter of fiscal year 2021, we continued addressing deficiencies identified in our Control Environment by hiring a Director of Internal Audit and developing a comprehensive internal finance training program to ensure that the team has the requisite knowledge to create and maintain the proper environment for effective internal control over financial reporting. While significant progress has been made in response to the material weakness, additional time is needed to demonstrate sustainability as it relates to our internal control over financial reporting and improvements made to our complement of resources.
•Risk Assessment: We continue to enhance our comprehensive risk assessment process to identify, design, implement, and re-evaluate our control activities, including monitoring controls related to the design and operating effectiveness of certain control activities pertaining to our business process environment. Specifically, we have undertaken and continue to evaluate our global risk environment to ensure that all risks have been mapped to key controls.
•Inventory and cost of revenues: We have implemented or enhanced existing controls to validate existence of inventory at third party vendor locations as well as our controls over presentation and disclosure of inventory classification.
•Financial Reporting: We continue to enhance controls related to the monitoring of journal entry posting rights and responsibilities and have implemented system workflow functionality to restrict roles and responsibilities related to the preparation and review of journal entries. We have also continued to enhance the design of controls over the completeness, accuracy and elimination of intercompany balances.

Because the reliability of the internal control process requires repeatable execution, the successful remediation of these material weaknesses will require review and evidence of operating effectiveness prior to concluding that the controls are effective and there is no assurance that additional remediation steps will not be necessary. As such, as we continue to evaluate and work to improve our internal control over financial reporting, our management may decide to take additional measures to address the material weaknesses or modify the remediation steps already underway. Although significant progress has been made, the previously identified material weaknesses continue to exist as of January 1, 2021, and will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively

PART II
OTHER INFORMATION

Item 1. Legal Proceedings
    We are subject to various claims, complaints and legal actions in the normal course of business from time to time. We do not believe we have any currently pending litigation for which the outcome could have a material adverse effect on our operations or financial position.
Item 1A. Risk Factors
Summary of Principal Risk Factors
Investing in our common stock involves risks. See below for a discussion of the following principal risks and other risks that make an investment in Varex speculative or risky:

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

Risks Relating to Our Business
Our operations, cash flow, and financial position have been adversely affected, and in the future could continue to be adversely impacted, by the COVID-19 pandemic and associated economic disruptions.
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
    Varex had one customer during the three months ended January 1, 2021 that accounted for 17% of its revenue. Varex’s ten largest customers as a group accounted for approximately 51% and 53% of its revenue for the three months ended January 1, 2021 and January 3, 2020, respectively.
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
Varex conducts business globally. Revenues generated from customers located outside the United States accounted for approximately 65% and 66% of Varex’s total revenues for the three months ended January 1, 2021 and January 3, 2020, respectively. As a result, Varex must provide significant service and support globally. Varex intends to continue to expand its presence in international markets and expects to expend significant resources in doing so. Varex cannot be sure that it will be able to meet its sales, service, and support objectives or obligations in these international markets or recover its investment in these international markets. Varex’s future results could be harmed by a variety of factors, including:
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
If Varex loses any of these limited- or sole-source suppliers, if their operations are substantially interrupted, or if any of them fail to meet performance or quality specifications or delivery deadlines, Varex may be required to obtain and qualify one or more replacement suppliers or to manufacture the components internally. Such an event (1) may then also require Varex to redesign or modify its products to incorporate new parts and/or further require Varex to obtain clearance, qualification, or certification of these products, including by the FDA, or obtain other applicable regulatory approvals in other countries, or (2) could significantly increase costs for the affected products and cause material delays in delivery of those and other related products. In addition, manufacturing capacity limitations of any of Varex’s suppliers or other inability of these suppliers to meet increasing demand or delivery deadlines could limit growth opportunities for the affected product lines and damage customer relationships. Shortage of, and greater demand for, components and subassemblies could also increase manufacturing costs if the supply/demand imbalance increases the price of the components and subassemblies. Any of these events could materially and adversely affect Varex’s business and financial results. If Varex decides to manufacturer a component that was previously purchased from an external supplier, it may not be able to manufacture such component as efficiently as an external supplier and may experience delays or problems in successfully transferring such manufacturing which could materially and adversely affect Varex’s ability to manufacture and supply products to customers.

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

As further described in Item 4 of this Quarterly Report on Form 10-Q and Item 9A in our Annual Report on Form 10-K for the fiscal year ended October 2, 2020, management determined that Varex’s internal control over financial reporting and its disclosure controls and procedures were not effective and that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified material weaknesses within our risk assessment process and control environment, which in turn, contributed to additional material weaknesses related to (1) inventory and cost of sales, and (2) financial reporting. Until remediated, these material weaknesses could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected on a timely basis. There can be no assurance that the remedial measures being implemented by Varex's management will be successful. In addition, because of the COVID-19 pandemic, a larger number of Varex’s employees are working remotely, which may make it harder to remediate existing material weaknesses and might make it harder to maintain proper internal controls over financial reporting. If Varex is unable to remediate the material weaknesses, or is otherwise unable to maintain effective internal control over financial reporting or disclosure controls and procedures, Varex's ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected, which could subject Varex to litigation or investigations requiring management resources and payment of legal and other expenses, including civil penalties, negatively affect investor confidence in our financial statements and adversely impact our stock price.

Risks Relating to Our Indebtedness

Varex has significant debt obligations that could adversely affect its business, profitability and ability to meet its obligations.

As of January 1, 2021, Varex’s total combined indebtedness was approximately $513.8 million. The borrowings under Varex’s unsecured convertible senior notes due 2025 (the “Convertible Notes”) bear interest at a fixed rate of 4.00% and borrowings under Varex’s senior secured notes due 2027 (the “Senior Secured Notes”) bear interest at a fixed rate of 7.875%.

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

We and our subsidiaries may be able to incur substantial indebtedness in the future. As of January 1, 2021, we had approximately $100 million of additional available borrowing capacity (subject to borrowing base availability) under the new revolving credit agreement that we entered into on September 30, 2020 (the “Asset-Based Loan”, or "ABL Facility"). In addition to any amounts that might be available to us for borrowing under the ABL Facility, subject to certain conditions, we will have the right to request an increase of aggregate commitments under the ABL Facility by an aggregate amount of up to $75 million by obtaining additional commitments either from one or more of the lenders under the ABL Facility or other lending institutions.

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

In the past year, Varex's stock price has ranged from a low of $10.37 to a high of $31.90. Varex cannot guarantee that an active trading market will be sustained for its common stock. Nor can Varex predict the prices at which shares of its common stock may trade. Varex has experienced and expects in the future to experience fluctuations in its operating results, including revenues and margins, from period to period. These fluctuations may cause Varex’s stock price to be volatile, which could cause losses for its stockholders.

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

VAREX IMAGING CORPORATION

Date:	February 4, 2021	By:	/s/ SHUBHAM MAHESHWARI
Shubham Maheshwari
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)