Form 10-Q
period 2021-04-02
Varex Imaging Corp
filed 2021-05-05
CIK 1681622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2021
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of April 27, 2021, there were 39.3 million shares of the registrant’s common stock outstanding.

VAREX IMAGING CORPORATION
FORM 10-Q for the Quarter Ended April 2, 2021

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	April 2, 2021	April 3, 2020	April 2, 2021	April 3, 2020
Revenues, net	$203.5	$197.0	$380.6	$397.1
Cost of revenues	138.9	139.4	258.8	278.4
Gross profit	64.6	57.6	121.8	118.7
Operating expenses:
Research and development	18.2	20.9	34.9	42.6
Selling, general and administrative	30.6	35.3	65.0	70.1
Total operating expenses	48.8	56.2	99.9	112.7
Operating income	15.8	1.4	21.9	6.0
Interest income	—	0.1	—	0.1
Interest expense	(10.4)	(4.6)	(20.7)	(10.0)
Other (expense) income, net	(2.2)	2.0	(2.7)	1.6
Interest and other expense, net	(12.6)	(2.5)	(23.4)	(8.3)
Income (loss) before taxes	3.2	(1.1)	(1.5)	(2.3)
Income tax expense	—	0.7	1.6	0.7
Net income (loss)	3.2	(1.8)	(3.1)	(3.0)
Less: Net income attributable to noncontrolling interests	0.1	0.1	0.2	0.2
Net income (loss) attributable to Varex	$3.1	$(1.9)	$(3.3)	$(3.2)
Net income (loss) per common share attributable to Varex
Basic	$0.08	$(0.05)	$(0.09)	$(0.08)
Diluted	$0.08	$(0.05)	$(0.09)	$(0.08)
Weighted average common shares outstanding
Basic	39.2	38.6	39.2	38.5
Diluted	40.0	38.6	39.2	38.5

See accompanying notes to the unaudited condensed consolidated financial statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
(In millions)	April 2, 2021	April 3, 2020	April 2, 2021	April 3, 2020
Net income (loss)	$3.2	$(1.8)	$(3.1)	$(3.0)
Other comprehensive (loss) income, net of tax:
Unrealized loss on interest rate swap contracts	—	(2.3)	—	(2.3)
Foreign currency translation adjustments	(0.7)	5.2	(0.6)	4.3
Other comprehensive (loss) income, net of tax	(0.7)	2.9	(0.6)	2.0
Comprehensive income (loss)	2.5	1.1	(3.7)	(1.0)
Less: Comprehensive income attributable to noncontrolling interests	0.1	0.1	0.2	0.2
Comprehensive income (loss) attributable to Varex	$2.4	$1.0	$(3.9)	$(1.2)

 See accompanying notes to the unaudited condensed consolidated financial statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share and per share amounts)	April 2, 2021	October 2, 2020
Assets
Current assets:
Cash and cash equivalents	$111.1	$100.6
Accounts receivable, net of allowance for credit losses of $0.8 million and $0.3 million at April 2, 2021 and October 2, 2020, respectively	129.1	123.8
Inventories	248.2	271.9
Prepaid expenses and other current assets	41.4	25.7
Total current assets	529.8	522.0
Property, plant and equipment, net	142.2	145.2
Goodwill	293.3	293.1
Intangible assets, net	59.2	67.5
Investments in privately-held companies	49.0	51.3
Deferred tax assets	—	0.5
Operating lease right-of-use assets	26.9	27.7
Other assets	32.2	32.2
Total assets	$1,132.6	$1,139.5
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$51.8	$72.9
Accrued liabilities and other current liabilities	76.6	70.5
Current operating lease liabilities	6.2	6.1
Current maturities of long-term debt	2.9	2.5
Deferred revenues	8.8	8.6
Total current liabilities	146.3	160.6
Long-term debt, net	458.0	452.8
Deferred tax liabilities	2.2	2.3
Operating lease liabilities	22.0	23.1
Other long-term liabilities	35.2	34.9
Total liabilities	663.7	673.7
Stockholders' equity:
Preferred stock, $.01 par value: 20,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value: 150,000,000 shares authorized
Shares issued and outstanding - 39,300,288 and 39,059,094 at April 2, 2021 and October 2, 2020, respectively.	0.4	0.4
Additional paid-in capital	441.3	434.4
Accumulated other comprehensive income	0.2	0.8
Retained earnings	12.8	16.1
Total Varex equity	454.7	451.7
Noncontrolling interests	14.2	14.1
Total stockholders' equity	468.9	465.8
Total liabilities and stockholders' equity	$1,132.6	$1,139.5
See accompanying notes to the unaudited condensed consolidated financial statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(In millions)	April 2, 2021	April 3, 2020
Cash flows from operating activities:
Net loss	$(3.1)	$(3.0)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation expense	7.2	6.5
Depreciation	10.5	11.4
Amortization of intangible assets	8.5	8.9
Deferred taxes	0.1	0.3
Loss from equity method investments	2.5	0.7
Amortization of debt issuance costs and discounts	4.9	1.2
Inventory write-down	3.5	—
Other, net	1.0	0.2
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	(6.2)	14.7
Inventories	20.4	(34.2)
Prepaid expenses and other assets	(15.1)	(5.9)
Accounts payable	(19.8)	21.0
Accrued liabilities and other current and long-term operating liabilities	5.2	0.9
Deferred revenues	0.3	1.2
Net cash provided by operating activities	19.9	23.9
Cash flows from investing activities:
Purchases of property, plant and equipment	(7.8)	(14.2)
Acquisitions of businesses, net of cash acquired	—	(1.2)
Investments and loans to privately-held companies	(0.6)	(1.9)
Net cash used in investing activities	(8.4)	(17.3)
Cash flows from financing activities:
Borrowings under credit agreements	1.5	23.5
Repayments of borrowing under credit agreements	(1.5)	(36.5)
Payment of debt issuance costs	—	(0.5)
Proceeds from exercise of stock options	—	1.5
Proceeds from shares issued under employee stock purchase plan	1.2	1.8
Taxes related to net share settlement of equity awards	(1.5)	(1.8)
Other financing activities	(0.7)	(0.1)
Net cash used in financing activities	(1.0)	(12.1)
Effects of exchange rate changes on cash and cash equivalents and restricted cash	—	(0.2)
Net increase (decrease) in cash and cash equivalents and restricted cash	10.5	(5.7)
Cash and cash equivalents and restricted cash at beginning of period	102.1	31.3
Cash and cash equivalents and restricted cash at end of period	$112.6	$25.6
Supplemental cash flow information:
Cash paid for interest	$4.0	$9.2
Cash paid for income tax	12.9	6.4
Supplemental non-cash activities:
Purchases of property, plant and equipment financed through accounts payable	$0.4	$0.9
See accompanying notes to the unaudited condensed consolidated financial statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three Months Ended April 2, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Varex Equity	Noncontrolling Interests	Total Equity

(In millions)	Shares	Amount
January 1, 2021	39.2	$0.4	$439.2	$0.9	$9.7	$450.2	$14.2	$464.4
Net income	—	—	—	—	3.1	3.1	0.1	3.2
Common stock issued upon vesting of restricted shares	0.2	—	—	—	—	—	—	—
Shares withheld on vesting of restricted stock	(0.1)	—	(1.5)	—	—	(1.5)	—	(1.5)
Share-based compensation	—	—	3.6	—	—	3.6	—	3.6
Currency translation adjustments	—	—	—	(0.7)	—	(0.7)	—	(0.7)
Other	—	—	—	—	—	—	(0.1)	(0.1)
April 2, 2021	39.3	$0.4	$441.3	$0.2	$12.8	$454.7	$14.2	$468.9

	Three Months Ended April 3, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Varex Equity	Noncontrolling Interests	Total Equity

(In millions)	Shares	Amount
January 3, 2020	38.5	$0.4	$377.6	$(2.6)	$72.5	$447.9	$3.3	$451.2
Cumulative effect of accounting changes	—	—	—	—	0.3	0.3	—	0.3
Net loss	—	—	—	—	(1.9)	(1.9)	(0.1)	(2.0)
Exercise of stock options	—	—	0.3	—	—	0.3	—	0.3
Common stock issued upon vesting of restricted shares	0.2	—	—	—	—	—	—	—
Shares withheld on vesting of restricted stock	—	—	(1.7)	—	—	(1.7)	—	(1.7)
Share-based compensation	—	—	3.3	—	—	3.3	—	3.3
Unrealized loss on interest rate swap contracts, net of tax	—	—	—	(2.3)	—	(2.3)	—	(2.3)
Currency translation adjustments	—	—	—	5.2	—	5.2	—	5.2
April 3, 2020	38.7	$0.4	$379.5	$0.3	$70.9	$451.1	$3.2	$454.3

See accompanying notes to the unaudited condensed consolidated financial statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Six Months Ended April 2, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Varex Equity	Noncontrolling Interests	Total Equity

(In millions)	Shares	Amount
October 2, 2020	39.1	$0.4	$434.4	$0.8	$16.1	$451.7	$14.1	$465.8
Net (loss) income	—	—	—	—	(3.3)	(3.3)	0.2	(3.1)
Common stock issued upon vesting of restricted shares	0.2	—	—	—	—	—	—	—
Shares withheld on vesting of restricted stock	(0.1)	—	(1.5)	—	—	(1.5)	—	(1.5)
Common stock issued under employee stock purchase plan	0.1	—	1.2	—	—	1.2	—	1.2
Share-based compensation	—	—	7.2	—	—	7.2	—	7.2
Currency translation adjustments	—	—	—	(0.6)	—	(0.6)	—	(0.6)
Other	—	—	—	—	—	—	(0.1)	(0.1)
April 2, 2021	39.3	$0.4	$441.3	$0.2	$12.8	$454.7	$14.2	$468.9

	Six Months Ended April 3, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Varex Equity	Noncontrolling Interests	Total Equity

(In millions)	Shares	Amount
September 27, 2019	38.4	$0.4	$371.8	$(1.7)	$74.4	$444.9	$3.3	$448.2
Cumulative effect of accounting change	—	—	—	—	(0.3)	(0.3)	—	(0.3)
Net loss	—	—	—	—	(3.2)	(3.2)	(0.1)	(3.3)
Exercise of stock options	0.1	—	1.5	—	—	1.5	—	1.5
Common stock issued upon vesting of restricted shares	0.2	—	—	—	—	—	—	—
Shares withheld on vesting of restricted stock	(0.1)	—	(1.8)	—	—	(1.8)	—	(1.8)
Common stock issued under employee stock purchase plan	0.1	—	1.8	—	—	1.8	—	1.8
Share-based compensation	—	—	6.5	—	—	6.5	—	6.5
Unrealized loss on interest rate swap contracts, net of tax	—	—	—	(2.3)	—	(2.3)	—	(2.3)
Currency translation adjustments	—	—	—	4.3	—	4.3	—	4.3
Other	—	—	(0.3)	—	—	(0.3)	—	(0.3)
April 3, 2020	38.7	$0.4	$379.5	$0.3	$70.9	$451.1	$3.2	$454.3

See accompanying notes to the unaudited condensed consolidated financial statements.

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
Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these condensed consolidated financial statements include all adjustments necessary for a fair presentation of the results for the interim periods.

    These condensed consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended 2020 included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on November 30, 2020. The Company considers events or transactions that occur after the balance sheet date, but before the financial statements are issued, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosures. Except for the change in certain policies upon adoption of the accounting standards described below, there have been no material changes to the Company's significant accounting policies, compared to the accounting policies described in Note 1, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for fiscal year 2020.

Segment Reporting

    The Company has two reportable operating segments; (i) Medical and (ii) Industrial, which aligns with how its Chief Executive Officer, who is the Company's Chief Operating Decision Maker (“CODM”), reviews the Company’s performance. See Note 15. Segment Information, for further information on the Company’s segments.

Fiscal Year

    The fiscal years of the Company as reported are the 52 or 53-week period ending on the Friday nearest September 30. Fiscal year 2021 is the 52-week period ending October 1, 2021. Fiscal year 2020 was the 53-week period that ended on October 2, 2020. The fiscal quarters ended April 2, 2021 and April 3, 2020 were both 13-week periods. The two fiscal quarters ended April 2, 2021 and April 3, 2020 were 26 weeks and 27 weeks, respectively.

Use of Estimates

    The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates include the valuation of inventories, valuation of goodwill and intangible assets, warranties, contract liabilities, long-lived asset valuations, impairment on investments, valuation of financial instruments, and taxes on earnings. Actual results could differ from these estimates.

Impact of COVID-19

    The coronavirus (“COVID-19”) pandemic and the mitigation efforts by governments to control its spread have created uncertainties and disruptions in the economic and financial markets. The extent to which COVID-19 will continue to impact the Company’s business and financial results depends on numerous evolving factors including: the magnitude and duration of COVID-19, the extent to which it will impact worldwide macroeconomic conditions including interest rates and unemployment rates, the speed of the economic recovery, and governmental and business reactions to the pandemic. As a result of the economic downturn resulting from COVID-19, the Company experienced reduced demand in its Industrial segment and for certain higher-end medical products that negatively impacted revenues and gross margin. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company, including the estimated future impacts of COVID-19 through the date of filing this report. The accounting matters assessed included, but were not limited to, the Company’s carrying value of goodwill, intangibles, long-lived assets, equity method investments, inventory and related reserves, and allowance for credit losses. The Company’s assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material negative impacts to the Company’s condensed consolidated financial statements in future reporting periods. These future developments are highly uncertain and the outcomes cannot be estimated with certainty. Actual results may differ from those estimates, and such differences may be material to the financial statements.
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

Restricted Cash
    Restricted cash primarily consists of cash collateral related to certain leases and inventory arrangements. Restricted cash is included in other assets on the condensed consolidated balance sheet. Cash and cash equivalents and restricted cash as reported within the condensed consolidated statements of cash flows consisted of the following:

	Six Months Ended April 2, 2021		Six Months Ended April 3, 2020
(In millions)	Beginning of Period	End of Period	Beginning of Period	End of Period
Cash and cash equivalents	$100.6	$111.1	$29.9	$24.2
Restricted cash	1.5	1.5	1.4	1.4
Cash and cash equivalents and restricted cash as reported per statement of cash flows	$102.1	$112.6	$31.3	$25.6
Concentration of Risk

    Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash, cash equivalents and trade accounts receivable. Cash held with financial institutions may exceed the Federal Deposit Insurance Corporation insurance limits or similar limits in foreign jurisdictions. The Company has not experienced any losses on its deposits of cash and cash equivalents. The Company performs ongoing credit evaluations of its customers and, except for government tenders, group purchases and orders with a letter of credit, its industrial customers often provide a down payment. The Company maintains an allowance for credit losses based upon the expected collectability of all accounts receivable. The Company obtains some of the components in its products from a limited group of suppliers or from a single-source supplier. The Company has neither experienced nor expects any significant disruptions to its operations due to supplier concentration.

    Credit is extended to customers based on an evaluation of the customer’s financial condition, and collateral is not required. During the periods presented, one of the Company's customers accounted for a significant portion of revenues, which is as follows:

	Three Months Ended		Six Months Ended
	April 2, 2021	April 3, 2020	April 2, 2021	April 3, 2020
Canon Medical Systems Corporation	17.8%	23.0%	17.2%	20.9%

    Canon Medical Systems Corporation accounted for 14.6% and 12.0% of the Company’s consolidated accounts receivable as of April 2, 2021 and October 2, 2020, respectively.

Investments

    The Company accounts for its equity investments in privately-held companies under the equity method of accounting if the Company has the ability to exercise significant influence in these investments. Distributions received from an equity method investment are classified using the cumulative earnings approach, which means that distributions up to the amount of cumulative equity in earnings recognized will be treated as returns on investment and classified as operating cash flows and those in excess of that amount will be treated as returns of investment and classified as investing cash flows. The Company reviews its equity investments in privately-held companies for impairment whenever events or changes in business circumstances are other than temporary and indicate that the carrying amount of the investments may not be fully recoverable. There were no impairments recorded during the three and six months ended April 2, 2021 and April 3, 2020, respectively.

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

    The following table reflects the changes in the Company’s accrued product warranty:

	Six Months Ended
(In millions)	April 2, 2021	April 3, 2020
Accrued product warranty, at beginning of period	$8.1	$8.1
New accruals charged to cost of revenues	6.1	7.2
Product warranty expenditures	(6.3)	(6.9)
Accrued product warranty, at end of period	$7.9	$8.4

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
Contract Balances

    Contract assets are included within the prepaid expenses and other current assets, and other assets balances in the condensed consolidated balance sheets. Contract liabilities, which also include refund obligations, are included within the accrued liabilities and other current liabilities, deferred revenues, and other long-term liabilities balances in the condensed consolidated balance sheets.

Costs to Obtain or Fulfill a Customer Contract

    The Company has certain costs to obtain and fulfill a customer contract, such as commissions and shipping costs. The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. Incremental costs of obtaining contracts that would be recognized over more than one year are not material. The Company accounts for shipping and handling activities related to contracts with customers as costs to fulfill the promise to transfer the associated products. These costs are included as a component of cost of revenues.

Deferred Revenues

    Deferred revenue primarily represents (i) the amount received applicable to non-software products for which parts and services under the warranty contracts have not been delivered, and (ii) the amount received for service contracts for which the services have not been rendered.

Recently Adopted Accounting Pronouncements

    In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Measurement of Credit Losses on Financial Instruments. This pronouncement changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, held-to-maturity debt securities and loans and replaces the incurred loss methodology with a new, forward-looking “expected loss” model that considers the risk of loss over the asset’s contractual life, even if remote, historical experience, current conditions, and reasonable and supportable forecasts of future relevant events. The Company adopted this ASU on October 3, 2020, using a modified retrospective approach. The adoption of ASU 2016-13 did not have a material impact on the Company's condensed consolidated financial statements and related disclosures.

Recent Accounting Standards or Updates Not Yet Effective
    In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The standard removes certain separation models in ASC 470-20 for convertible instruments, and, as a result, embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under ASC 815. The convertible debt instruments will be accounted for as a single liability measured at amortized cost. This will also result in the interest expense recognized for convertible debt instruments to be typically closer to the coupon interest rate. Further, the ASU made amendments to the earnings per share (“EPS”) guidance in Topic 260 for convertible instruments, the most significant impact of which is requiring the use of the if-converted method for diluted EPS calculation, and no longer allowing the net share settlement method. The ASU is effective for interim and annual periods beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020. Adoption of the ASU can either be on a modified retrospective or full retrospective basis. We are currently evaluating the impacts of this ASU on our condensed consolidated financial statements.
    In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, to provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate (e.g., LIBOR) reform on financial reporting. Adoption of the guidance is elective and is permitted from March 12, 2020 through December 31, 2022. The Company will evaluate transactions or contract modifications occurring as a result of reference rate reform and determine whether to apply the optional guidance on an ongoing basis. The Company does not expect that the new guidance will have a material impact on its financial position, results of operations or cash flows.
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
    The following table disaggregates the Company’s revenue by geographic region:

	Three Months Ended		Six Months Ended
(In millions)	April 2, 2021	April 3, 2020	April 2, 2021	April 3, 2020
Americas	$70.5	$62.5	$132.8	$132.8
EMEA	67.7	64.0	125.6	129.2
APAC	65.3	70.5	122.2	135.1
	$203.5	$197.0	$380.6	$397.1
    Revenue in the United States of America was $69.2 million and $60.2 million for the three months ended April 2, 2021 and April 3, 2020, respectively. Revenue in the United States of America was $130.3 million and $128.8 million for the six months ended April 2, 2021 and April 3, 2020, respectively.
    Refer to Note 15, Segment Information, for the disaggregation of the Company’s revenue based on reportable operating segments.

Contract Balances
     The following table summarizes the changes in the contract assets and refund liabilities:

	Contract Assets
	Six Months Ended
(In millions)	April 2, 2021	April 3, 2020
Balance at beginning of fiscal year	$24.6	$23.7
Costs recovered from product returns during the period	(2.4)	(3.0)
Contract asset from shipments of products, subject to return during the period	2.9	3.4
Change in estimate	(0.6)	—
Balance at end of period	$24.5	$24.1

	Contract Liabilities
	Six Months Ended
(In millions)	April 2, 2021	April 3, 2020
Balance at beginning of fiscal year	$27.4	$26.4
Release of refund liability included in beginning of year refund liability	(2.7)	(3.3)
Additions to refund liabilities	3.2	3.8
Change in estimate	(0.7)	—
Balance at end of period	$27.2	$26.9
    During the three and six months ended April 2, 2021, the Company recognized revenue of $0.4 million and $5.4 million related to deferred revenues which existed at October 2, 2020. During the three and six months ended April 3, 2020, the Company recognized revenue of $1.3 million and $7.4 million related to deferred revenue which existed at September 27, 2019.
3. LEASES
    The Company has operating and finance leases for office space, warehouse and manufacturing space, vehicles and certain equipment. The following table presents supplemental balance sheet information related to the Company's operating and finance leases:

(In millions)	Balance Sheet Location	April 2, 2021	October 2, 2020
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$26.9	$27.7
Finance lease right-of-use assets	Property, plant and equipment, net	$0.5	$0.5
Liabilities
Operating lease liabilities (current)	Current operating lease liabilities	$6.2	$6.1
Finance lease liabilities (current)	Accrued liabilities and other current liabilities	$0.3	$0.2
Operating lease liabilities (non-current)	Operating lease liabilities	$22.0	$23.1
Finance lease liabilities (non-current)	Other long-term liabilities	$0.3	$0.4
    The following table presents the weighted average remaining lease term and discount rate information related to the Company's operating and finance leases:

	April 2, 2021	April 3, 2020
Operating lease weighted average remaining lease term (in years)	6.2	6.8
Operating lease weighted average discount rate	4.9%	4.9%
Finance lease weighted average remaining lease term (in years)	3.0	3.2
Finance lease weighted average discount rate	3.8%	3.6%
    The following table provides information related to the Company’s operating and finance leases:

(In millions)	Three Months Ended April 2, 2021	Three Months Ended April 3, 2020	Six Months Ended April 2, 2021	Six Months Ended April 3, 2020
Total operating lease costs (a)	$2.0	$1.9	$3.9	$4.0

Total finance lease costs	$—	$0.1	$0.1	$0.1

Operating cash flows from operating leases	$1.9	$2.1	$3.7	$4.1
Financing cash flows from finance leases	—	(0.1)	0.1	—
Total cash paid for amounts included in the measurement of lease liabilities	$1.9	$2.0	$3.8	$4.1
(a) Includes variable and short-term lease expense, which were immaterial for the three and six months ended April 2, 2021 and April 3, 2020.

    As of April 2, 2021, the present value of operating lease and finance lease liabilities for each of the following five years and a total thereafter were as follows:

(In millions)
Fiscal years:	Operating Leases	Finance Leases
2021 remaining	$3.7	$0.1
2022	7.2	0.2
2023	4.8	0.2
2024	4.1	0.1
2025	3.8	—
Thereafter	9.4	—
Total future lease payments	$33.0	$0.6
Less: imputed interest	(4.8)	—
Present value of lease liabilities	$28.2	$0.6

    During the first quarter of fiscal year 2021, the Company entered into a lease agreement for a manufacturing facility in the Philippines that consists of three buildings. During the second quarter of fiscal year 2021, the Company commenced leasing one of the three buildings. The leases for the other two buildings are not expected to commence until the third quarter of fiscal year 2021. These remaining two building leases have a stated term of five years and will result in an initial lease right-of-use asset and liability balance of approximately $2.4 million upon lease commencement.
4. RELATED PARTY TRANSACTIONS
Investment in Privately-Held Companies
    The Company has a 40% ownership interest in dpiX Holding LLC (“dpiX Holding”), a holding company that has a 100% ownership interest in dpiX LLC (“dpiX”), a supplier of amorphous silicon-based thin film transistor arrays for digital flat panel image detectors. In accordance with the dpiX Holding operating agreement, net profits or losses are allocated to the members in accordance with their ownership interests.
    The investment in dpiX Holding is accounted for under the equity method of accounting. When the Company recognizes its share of net profits or losses of dpiX Holding, profits or losses in inventory purchased from dpiX are eliminated. During the three months ended April 2, 2021 and April 3, 2020, the Company recorded a loss on the equity investment in dpiX Holding of $(0.4)

million and $(0.8) million, respectively. During the six months ended April 2, 2021 and April 3, 2020, the Company recorded (loss) income on the equity investment in dpiX Holding of $(1.9) million and $0.1 million, respectively. Income and loss on the equity investment in dpiX Holding is included in other expense, net in the condensed consolidated statements of operations. The carrying value of the equity investment in dpiX Holding was $45.6 million and $47.3 million at April 2, 2021 and October 2, 2020, respectively.
    During the three months ended April 2, 2021 and April 3, 2020, the Company purchased glass transistor arrays from dpiX totaling $4.1 million and $5.3 million, respectively. During the six months ended April 2, 2021 and April 3, 2020, the Company purchased glass transistor arrays from dpiX totaling $9.0 million and $10.9 million, respectively. These purchases of glass transistor arrays are included as a component of inventories on the condensed consolidated balance sheets or cost of revenues in the condensed consolidated statements of operations.
    As of April 2, 2021, and October 2, 2020, the Company had accounts payable to dpiX totaling $3.9 million and $4.6 million, respectively.
    In October 2013, the Company entered into an amended agreement with dpiX and other parties that, among other things, provides the Company with the right to 50% of dpiX’s total manufacturing capacity produced after January 1, 2014. In addition the amended agreement requires the Company to pay for 50% of the fixed costs (as defined in the amended agreement), as determined at the beginning of each calendar year. In January 2021, the fixed cost commitment was determined and approved by the dpiX board of directors to be $11.6 million for calendar year 2021. As of April 2, 2021, the Company estimated it has fixed cost commitments of $8.7 million related to this amended agreement through the remainder of calendar year 2021. The amended agreement will continue unless the ownership structure of dpiX changes as provided in the amended agreement.
    The Company has determined that dpiX Holding is a variable interest entity because at-risk equity holders, as a group, lack the characteristics of a controlling financial interest. Majority votes are required to direct the manufacturing activities, legal operations and other activities that most significantly affect dpiX’s economic performance. The Company does not have majority voting rights and no power to unilaterally direct the activities of dpiX Holding and therefore is not the primary beneficiary of dpiX Holding. The Company’s exposure to loss as a result of its involvement with dpiX Holding is limited to the carrying value of the Company’s investment of $45.6 million and fixed cost commitments.
    In November 2018, the Company and CETTEEN GmbH (“CETTEEN”), formed a German limited liability company that governs the affairs and conduct of the business of VEC Imaging GmbH & Co. KG (“VEC”), a joint venture formed to develop technology for use in X-ray imaging components. In accordance with the VEC agreement, net profits or losses are allocated to the members in accordance with their ownership interest. The Company's investment in VEC is accounted for under the equity method. As of April 2, 2021, the Company has made contributions totaling $4.0 million, and has committed to contribute an additional $1.2 million as milestones are achieved, and to provide certain full-time employees to support prototyping and manufacturing activities in exchange for a 50% interest in VEC. CETTEEN made contributions of certain assets including intellectual property in exchange for a 50% interest in VEC. During the six months ended April 2, 2021, the Company loaned $0.6 million to VEC. During the three months ended April 2, 2021, and April 3, 2020, the Company recorded loss on the equity investment in VEC of $0.2 million and $0.6 million, respectively. During the six months ended April 2, 2021 and April 3, 2020, the Company recorded loss on the equity investment in VEC of $0.5 million and $0.8 million, respectively. The Company's investment in VEC was $2.2 million and $2.5 million at April 2, 2021 and October 2, 2020, respectively.
5. RESTRUCTURING

    In July 2018, the Company committed to relocate the production of amorphous silicon glass for digital detectors, from its Santa Clara facility, to the dpiX fabrication facility in Colorado. In July 2019, the Company committed to close its Santa Clara facility and to relocate the remaining production to its other existing facilities. The Company ceased all operations at the Santa Clara facility as of October 2, 2020, and all activities related to the closure of the facility were completed by the end of December 2020.

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

    Cash outflows associated with these restructuring charges are limited to employee termination expenses, facility closure and equipment sales and disposals. Below is a detail of restructuring charges incurred during the three and six months ended April 2, 2021 and April 3, 2020, respectively, which predominantly relate to the Company's Medical segment:

		Three Months Ended		Six Months Ended
(In millions)	Location of Restructuring Charges in Condensed Consolidated Statements of Operations	April 2, 2021	April 3, 2020	April 2, 2021	April 3, 2020
Accelerated depreciation	Cost of revenues	$0.1	$0.9	$0.2	$1.2
Severance costs	Selling, general and administrative	0.2	0.8	0.4	1.3
Total restructuring charges		$0.3	$1.7	$0.6	$2.5

6. FINANCIAL DERIVATIVES AND HEDGING ACTIVITIES

    As part of the Company’s overall risk management practices, the Company enters into financial derivatives to manage its financial exposures to foreign currency exchange rates and interest rates.

    The Company records all derivatives on the condensed consolidated balance sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. A qualitative assessment of hedge effectiveness is performed on a quarterly basis, unless facts and circumstances indicate the hedge may no longer be highly effective, in which case the Company would test for effectiveness on a more frequent basis. The changes in fair value for all trades that are not designated for hedge accounting are recognized in current period income. The Company does not offset fair value amounts recognized for derivative instruments in its condensed consolidated balance sheets for presentation purposes.

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

Derivatives Designated as Hedging Instruments - Cash Flow Hedges

    The Company previously used interest rate swap contracts as cash flow hedges to manage its exposure to fluctuations in LIBOR interest rates. Interest rate swap contracts effectively fix the LIBOR component of variable interest rate debt for a specific period of time.

    As of April 2, 2021, the Company had no outstanding derivatives designated as hedging instruments.

    The following table summarizes the amount of pre-tax income recognized from derivative instruments for the periods indicated:

	Amount of Gain (Loss) Recognized in OCI on Derivative Three months ended		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income Three months ended
(In millions)	April 2, 2021	April 3, 2020		April 2, 2021	April 3, 2020
Interest Rate Swap Contracts	$—	$(3.1)	Interest expense	$—	$—

	Amount of Gain (Loss) Recognized in OCI on Derivative Six Months Ended		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income Six Months Ended
(In millions)	April 2, 2021	April 3, 2020		April 2, 2021	April 3, 2020
Interest Rate Swap Contracts	$—	$(3.0)	Interest expense	$—	$0.1

Derivatives Designated as Hedging Instruments - Net Investment Hedges
    The Company uses cross currency swap contracts as net investment hedges to manage its risk of variability in foreign currency-denominated net investments in majority-owned international operations. All changes in fair value of the derivatives designated as net investment hedges are reported in accumulated other comprehensive (loss) income along with the foreign currency translation adjustments on those investments. As of April 2, 2021, the Company had the following outstanding derivatives designated as net investment hedging instruments:

(In millions, except number of instruments)	Number of Instruments	Notional Value
Cross Currency Swap Contracts	3	$66.6
    The following table summarizes the amount of pre-tax income recognized from derivative instruments for the periods indicated and the line items in the accompanying statements of operations where the results are recorded for net investment hedges:

	Amount of Gain (Loss) Recognized in OCI on Derivative Three months ended		Location of Gain or (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
(In millions)	April 2, 2021	April 3, 2020		April 2, 2021	April 3, 2020
Cross Currency Swap Contracts	$1.8	$5.0	Interest expense	$0.3	$0.4

	Amount of Gain (Loss) Recognized in OCI on Derivative Six Months Ended		Location of Gain or (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
(In millions)	April 2, 2021	April 3, 2020		April 2, 2021	April 3, 2020
Cross Currency Swap Contracts	$(1.2)	$4.3	Interest expense	$0.7	$0.8
    These derivative instruments are subject to master netting agreements giving effect to rights of offset with each counterparty. None of the balances were eligible for netting. The following table summarizes the gross fair values of derivative instruments as of the periods indicated and the line items in the accompanying condensed consolidated balance sheets where the instruments are recorded:

(In millions)		Derivative Assets and Liabilities
Derivatives designated as net investment hedges	Balance sheet location	April 2, 2021	October 2, 2020
Cross Currency Swap Contracts	Other current assets	$1.2	$1.3
Cross Currency Swap Contracts	Other long-term liabilities	(3.3)	(2.1)
		$(2.1)	$(0.8)

Balance Sheet Hedges

    The Company also enters into foreign currency forward contracts to hedge fluctuations associated with foreign currency denominated monetary assets and liabilities, primarily cash, lease contracts, third-party accounts receivable and payable, and intercompany accounts receivable and payables. These forward contracts expire within 30 to 90 days. These forward contracts are not designated for hedge accounting treatment, therefore, the change in fair value of these derivatives is recorded as a component of other income (expense), net and offsets the change in fair value of the foreign currency denominated assets and liabilities, which are also recorded in other income (expense), net. The Company does not and does not intend to use derivative financial instruments for speculative or trading purposes.
    The following table shows the notional amounts of outstanding foreign currency contracts as of April 2, 2021:

	Notional Value of Derivatives not Designated as Hedging Instruments:
(In millions)	Buy contracts	Sell contract
Japanese yen	$—	$1.4
Philippine peso	4.5	—
Swiss franc	0.9	—
Chinese renminbi	1.4	4.7
Euro	15.2	—
Total Notional Value	$22.0	$6.1

7. FAIR VALUE
Assets/Liabilities Measured at Fair Value on a Recurring Basis
    The fair values of certain of the Company’s financial instruments, including bank deposits included in cash and cash equivalents, accounts receivable and accounts payable, approximate their fair values due to their short maturities. As of April 2, 2021, the fair values of the Company's Convertible Notes and Senior Secured Notes, as defined in Note 10. Borrowings, were $246.5 million and $333.0 million, respectively. As of October 2, 2020, the fair values of the Company's Convertible Notes and Senior Secured Notes were $178.5 million and $312.8 million, respectively. The Company has elected to use the income approach to value its derivative instruments using standard valuation techniques and Level 2 inputs, such as currency spot rates, forward points and credit default swap spreads. There were no financial assets or liabilities measured on a recurring basis using significant unobservable inputs (Level 3) and there were no transfers in or out of Level 1, 2 or 3 during the six months ended April 2, 2021.
    In the tables below, the Company has segregated all assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

	Fair Value Measurements at April 2, 2021
(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents - Money market funds	$—	$68.9	$—	$68.9
Derivative assets	—	1.2	—	1.2
Total assets measured at fair value	$—	$70.1	$—	$70.1

Liabilities:
Derivative liabilities	$—	$3.3	$—	$3.3
Total liabilities measured at fair value	$—	$3.3	$—	$3.3

	Fair Value Measurements at October 2, 2020
(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents - Money market funds	$—	$72.9	$—	$72.9
Derivative assets	—	1.1	—	1.1
Total assets measured at fair value	$—	$74.0	$—	$74.0

Liabilities:
Derivative liabilities	$—	$2.1	$—	$2.1
Total liabilities measured at fair value	$—	$2.1	$—	$2.1

8. INVENTORIES
    The following table summarizes the Company’s inventories:

(In millions)	April 2, 2021	October 2, 2020
Raw materials and parts	$167.9	$184.6
Work-in-process	24.7	23.9
Finished goods	55.6	63.4
Total inventories	$248.2	$271.9

    As a result of the economic downturn resulting from COVID-19, during the three months ended April 2, 2021, the Company discontinued certain products and wrote-down approximately $3.5 million of inventory associated with these discontinued products.
9. GOODWILL AND INTANGIBLE ASSETS
    The following table reflects goodwill by reportable operating segment:

(In millions)	Medical	Industrial	Total
Balance at October 2, 2020	$174.4	$118.7	$293.1
Foreign currency translation adjustments	0.1	0.1	0.2
Balance at April 2, 2021	$174.5	$118.8	$293.3

    The following table reflects the gross carrying amount and accumulated amortization of the Company’s intangible assets:

	April 2, 2021			October 2, 2020
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired existing technology	$75.1	$(41.9)	$33.2	$74.9	$(37.5)	$37.4
Patents, licenses and other	12.8	(10.3)	2.5	12.8	(9.7)	3.1
Customer contracts and supplier relationship	51.2	(27.7)	23.5	51.2	(24.2)	27.0
Total intangible assets	$139.1	$(79.9)	$59.2	$138.9	$(71.4)	$67.5

    Amortization expense for intangible assets was $4.3 million and $4.4 million for the three months ended April 2, 2021 and April 3, 2020, respectively and $8.5 million and $8.9 million for the six months ended April 2, 2021 and April 3, 2020, respectively.

10. BORROWINGS
    The following table summarizes the Company's short-term and long-term debt:

	April 2, 2021	October 2, 2020
(In millions, except for percentages)	Amount	Amount	Contractual Interest Rate	Effective Interest Rate
Current maturities of long-term debt
Other debt	$2.9	$2.5
Total current maturities of long-term debt	$2.9	$2.5
Non-current maturities of long-term debt:
Asset-Based Loan	$—	$—
Convertible Senior Unsecured Notes	200.0	200.0	4.0%	10.9%
Senior Secured Notes	300.0	300.0	7.9%	8.2%
Other debt	9.4	8.8
Total non-current maturities of long-term debt:	$509.4	$508.8
Unamortized issuance costs and debt discounts
Unamortized discount - Convertible Notes	$(41.6)	$(45.5)
Unamortized issuance costs - Convertible Notes	(4.5)	(4.9)
Unamortized issuance costs - Senior Secured Notes	(5.3)	(5.6)
Total	$(51.4)	$(56.0)
Total debt outstanding, net	$460.9	$455.3

    The following table summarizes the Company's interest expense:

	Three Months Ended		Six Months Ended
	April 2, 2021	April 3, 2020	April 2, 2021	April 3, 2020
Contractual interest coupon and other	$8.0	$4.0	$15.9	$8.6
Amortization of debt issuance costs	0.5	0.6	1.0	1.4
Amortization of debt discounts	1.9	—	3.8	—
Total interest expense	$10.4	$4.6	$20.7	$10.0

Convertible Senior Unsecured Notes

    On June 9, 2020, Varex issued $200.0 million in aggregate principal amount of 4.00% convertible senior unsecured notes due 2025 (“Convertible Notes”). The net proceeds from the issuance of the Convertible Notes, after deducting transaction fees and offering expense payable by the Company, were approximately $193.1 million. The Convertible Notes bear interest at the annual rate of 4.00%, payable semiannually on June 01 and December 01 of each year, beginning on December 01, 2020, and will mature on June 01, 2025, unless earlier converted or repurchased by us.

    Total interest expense related to the Convertible Notes for the three months ended April 2, 2021 was $4.2 million and was comprised of $2.0 million related to the contractual interest coupon and $2.2 million related to the amortization of the issuance costs and discount on the liability component. Total interest expense related to the Convertible Notes for the six months ended April 2, 2021 was $8.3 million and was comprised of $4.0 million related to the contractual interest coupon and $4.3 million related to the amortization of the issuance costs and discount on the liability component.

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

    On June 4, 2020 and June 5, 2020, Varex also entered into privately negotiated warrant transactions (collectively, the “Warrant Transactions” and, together with the Hedge Transactions, the “Call Spread Transactions”), whereby the Company sold warrants at a higher strike price relating to the same number of shares of Varex common stock that initially underlie the Convertible Notes, subject to customary anti-dilution adjustments. The initial strike price of the warrants is $24.975 per share (subject to adjustment under the terms of the Warrant Transactions), which is 50% above the last reported sale price of Varex common stock on June 4, 2020. The Warrant Transactions could have a dilutive effect to the Company's stockholders to the extent that the market price per share of Varex common stock, as measured under the terms of the Warrant Transactions, exceeds the applicable strike price of the warrants. The number of shares underlying the Warrant Transactions is 9.6 million. The number of warrants outstanding as of April 2, 2021, was 9.6 million.

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

    Total interest expense related to the Senior Secured Notes for the three months ended April 2, 2021 was $6.1 million and was comprised of $5.9 million related to the contractual interest coupon and $0.2 million related to the amortization of issuance costs. Total interest expense related to the Senior Secured Notes for the six months ended April 2, 2021 was $12.1 million and was comprised of $11.8 million related to the contractual interest coupon and $0.3 million related to the amortization of issuance costs.

Asset-Based Loan

    On September 30, 2020, the Company entered into a new revolving credit agreement consisting of a $100.0 million asset-based loan revolving credit facility (the “Asset-Based Loan”, or "ABL Facility"). Borrowings under the Asset-Based Loan will be expected to bear interest at floating rates based on LIBOR, or comparable rate, or a base rate, and an applicable margin based on Average Daily Excess Availability (as defined in the Asset-Based Loan Agreement). In addition, the Company is required to pay a quarterly commitment fee of 0.375% to 0.5%, based on the aggregate unused commitments under the Asset-Based Loan. The ABL Facility matures on the earlier of September 30, 2025 or 91 days prior to the maturity of the Convertible Notes, at which time all outstanding amounts under the ABL Facility will be due and payable. The aggregate commitment under our ABL Facility is $100.0 million; however, the borrowing base under the ABL Facility fluctuates from month-to-month depending on the amount of eligible accounts receivable, inventory, and real estate. As of April 2, 2021, no draws had been made on the ABL Facility.

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
11. NONCONTROLLING INTERESTS
    In April 2019, a subsidiary of Varex acquired 98.2% of the outstanding shares of common stock of Direct Conversion. The Company has subsequently acquired additional shares of Direct Conversion such that the Company now owns 98.7% of the outstanding shares of common stock of Direct Conversion. As the Company has majority voting rights it has consolidated Direct Conversion's operations in its condensed consolidated financial statements and records the noncontrolling interest in the equity section of the Company's condensed consolidated balance sheet. Income representing the noncontrolling interest's portion of Direct

Conversion's income from operations is included in the Company's condensed consolidated statements of operations. In April 2021, the Company acquired the remaining 1.3% of noncontrolling interest for approximately $1 million.
    In September 2018, the Company entered into a partnership in Saudi Arabia. The Company has majority voting rights with an approximate 75% interest. Accordingly, the Company has consolidated the operations of the Saudi Arabia partnership in our condensed consolidated financial statements and recorded the noncontrolling interests. The noncontrolling interest related to the partner’s 25% interest in the joint venture is included in noncontrolling interest in the equity section of the Company’s condensed consolidated balance sheet. Income representing the noncontrolling partner's share of income from operations is included in the Company's condensed consolidated statements of operations.
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
    At April 2, 2021, noncontrolling shareholders together held approximately 0.5 million shares of MeVis, representing 26.3% of the outstanding shares.
    Changes in noncontrolling interests were as follows:

(In millions)	Noncontrolling Interest
Balance at October 2, 2020	$14.1
Net income attributable to noncontrolling interests	0.1
Balance at April 2, 2021	$14.2

12. NET INCOME (LOSS) PER SHARE
    Basic income (loss) per common share is computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock outstanding during the reporting period. Diluted income (loss) per common share reflects the effects of potentially dilutive securities, which is computed by dividing net income (loss) by the sum of the weighted average number of common shares outstanding and dilutive common shares.
    A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share is as follows:

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	April 2, 2021	April 3, 2020	April 2, 2021	April 3, 2020
Net income (loss) attributable to Varex	$3.1	$(1.9)	$(3.3)	$(3.2)
Weighted average shares outstanding - basic	39.2	38.6	39.2	38.5
Dilutive effect of potential common shares	0.8	—	—	—
Weighted average shares outstanding - diluted	40.0	38.6	39.2	38.5
Net income (loss) per share attributable to Varex - basic	$0.08	$(0.05)	$(0.09)	$(0.08)
Net income (loss) per share attributable to Varex - diluted	$0.08	$(0.05)	$(0.09)	$(0.08)
Anti-dilutive share based awards, excluded	3.0	3.0	3.1	2.8

    Potentially dilutive shares, which are based on the weighted-average shares of common stock underlying stock options, unvested stock awards, purchase rights granted under the employee stock purchase plan, warrants and convertible notes using the treasury stock method or the if-converted method, as applicable, are included when calculating diluted net (loss) income per share attributable to Varex when their effect is dilutive. Since we intend to settle in cash the principal outstanding under our 4.00% Convertible Senior Notes due in 2025, we use the treasury stock method applied using our average share price during the period when calculating their potential dilutive effect, if any. Furthermore, in connection with the offerings of our notes, we entered into convertible note hedges and warrants (see Note 10, Borrowings). However, our convertible note hedges are not included when calculating potentially dilutive shares since their effect is always anti-dilutive. Warrants which have a strike price above our average share price during the period were out of the money and were not included in the tables above. Because the Company incurred a net loss for the six months ended April 2, 2021 and the three and six months ended April 3, 2020, none of the potentially dilutive common shares were included in the diluted share calculations for those periods as they would have been anti-dilutive.
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
    The table below summarizes the effect of recording share-based compensation expense and the option component of the employee stock purchase plan shares:

	Three Months Ended		Six Months Ended
(In millions)	April 2, 2021	April 3, 2020	April 2, 2021	April 3, 2020
Cost of revenues	$0.3	$0.3	$0.6	$0.6
Research and development	0.8	0.6	1.4	1.2
Selling, general and administrative	2.5	2.4	5.2	4.7
Total share-based compensation expense	$3.6	$3.3	$7.2	$6.5
Stock Option Activity
    The following table summarizes the activity for stock options under Varex’s 2020 Omnibus Stock Plan, 2017 Omnibus Stock Plan, and for participation in the 2017 Employee Stock Purchase Plan for the Company’s employees:

	Options Outstanding
(In thousands, except per share amounts and the remaining term)	Options	Price Range	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value(1)
Outstanding at October 2, 2020	2,735	$13.61 - $37.60	$29.23	4.5	$—
Granted	381	$25.06 - $25.06	25.06
Canceled, expired or forfeited	(258)	$27.77 - $37.10	28.50
Exercised	—	$0.00 - $0.00	—
Outstanding at April 2, 2021	2,858	$13.61 - $37.60	$28.74	5.1	$1,401

Exercisable at April 2, 2021	1,809	$25.17 - $37.60	$30.78	3.1	$—
(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and the closing price of Varex common stock of $20.88 as of April 1, 2021, the last trading date of the Company's second quarter, and which represents the amount that would have been received by the option holders had all option holders exercised their options and sold the shares received upon exercise as of that date.

Restricted Stock Units
    The following table summarizes the activity for restricted stock units under Varex’s 2020 Omnibus Stock Plan and 2017 Omnibus Stock Plan for the Company’s employees:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant-Date Fair Value
Outstanding at October 2, 2020	955	$25.54
Granted	371	22.73
Vested	(193)	33.67
Canceled or expired	(28)	22.78
Outstanding at April 2, 2021	1,105	$23.29

14. TAXES ON INCOME
    For the three months ended April 2, 2021, the Company recognized income tax expense of $0.0 million on $3.2 million of pre-tax income. For the three months ended April 3, 2020, the Company recognized income tax expense of $0.7 million on $1.1 million of pre-tax loss. For the six months ended April 2, 2021, the Company recognized income tax expense of $1.6 million on $1.5 million of pre-tax loss. For the six months ended April 3, 2020, the Company recognized income tax expense of $0.7 million on $2.3 million of pre-tax loss. The Company is unable to recognize a tax benefit for pre-tax book losses in the U.S. and certain foreign jurisdictions but has recognized tax expense for profitable foreign jurisdictions.
    The Company's tax expense for the three months ended April 2, 2021 decreased, primarily due to tax credits and benefits recorded in certain foreign jurisdiction. The Company's tax expense for the six months ended April 2, 2021 increased, compared to the prior year periods, primarily due to valuation allowances in the U.S. on disallowed interest expense deductions and losses in the U.S. and certain foreign jurisdictions for which no benefit can be recorded.

    The Company is maintaining its reinvestment assertion with respect to foreign earnings for the quarter ended April 2, 2021, which is that all earnings prior to fiscal year 2018 are permanently reinvested for all countries, and that all earnings for Direct Conversion, located primarily in Sweden and Finland, are also indefinitely reinvested in those countries, but post fiscal year 2017 earnings in all other countries are not permanently reinvested. Due to the level of earnings available for repatriation, the treaty benefits applicable to jurisdictions in which those earnings are located, and the now favorable U.S. tax treatment of repatriated foreign earnings, the amount of deferred tax liability recorded related to the potential repatriation is approximately $0.1 million. This estimated liability is for U.S. State income taxes and foreign withholding taxes that would apply if the foreign earnings were repatriated in the form of a dividend.

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
    Information related to the Company’s segments is as follows:

	Three Months Ended		Six Months Ended
(In millions)	April 2, 2021	April 3, 2020	April 2, 2021	April 3, 2020
Revenues
Medical	$156.6	$155.4	$295.8	$311.0
Industrial	46.9	41.6	84.8	86.1
Total revenues	203.5	197.0	380.6	397.1
Gross profit
Medical	45.7	43.2	89.8	87.2
Industrial	18.9	14.4	32.0	31.5
Total gross profit	64.6	57.6	121.8	118.7
Total operating expenses	48.8	56.2	99.9	112.7
Interest and other expenses, net	(12.6)	(2.5)	(23.4)	(8.3)
Income (loss) before taxes	3.2	(1.1)	(1.5)	(2.3)
Income tax expense	—	0.7	1.6	0.7
Net income (loss)	3.2	(1.8)	(3.1)	(3.0)
Less: Net income attributable to noncontrolling interests	0.1	0.1	0.2	0.2
Net income (loss) attributable to Varex	$3.1	$(1.9)	$(3.3)	$(3.2)

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

Impact of COVID-19

    Over the past year, the unprecedented nature of the COVID-19 pandemic and its effect on the global economy significantly disrupted our business by increasing uncertainty in demand for our products as well as increasing variability in our supply chain and manufacturing productivity. The economic downturn triggered by COVID-19 also led to significantly lower demand from our customers and delays in equipment installations.

    During the three months ended April 2, 2021, demand for many of our products continued to recover and our business continued to stabilize. We believe that demand for our products has increased in part because end-users (such as hospitals) are making capital purchases that were previously deferred due to the uncertainty surrounding COVID-19. It remains difficult to forecast future demand and there is no guarantee that the increase in demand will continue once the current backlog has been satisfied.

    While we are encouraged by the recovery that we have seen, we remain cautious as many factors remain unpredictable. In particular, the ongoing pandemic continues to create logistic, supply chain, and manufacturing challenges that we expect will continue into 2022. As economies around the world begin to recover, shortages in raw materials have become more widespread. While we have not experienced significant delays due to a shortage of materials, and while we have had success in localizing our supply chain through our “local-for-local” initiative, we have been required to dedicate more resources to managing and monitoring our supply chain. Increased freight charges and shipping delays have also become more common over the last few months and are expected to continue.

    During the three months ended April 2, 2021, our manufacturing facilities continued to operate with minimal disruption. Our COVID-19 related precautions, including social distancing and mask requirements, remain in place. In addition, we recently launched a program in the United States to incentivize employees to obtain a COVID-19 vaccine.

    Notwithstanding the improvements we have seen during the three months ended April 2, 2021, the full extent to which the COVID-19 pandemic has and will directly or indirectly impact us, including our business, financial condition, and results of operations, will depend on future developments that are highly uncertain and cannot be accurately predicted. We will continue to actively monitor the situation and may take further actions that alter our business operations or that we determine are in the best interests of our employees, customers, suppliers, and stockholders. For additional information on risks related to the pandemic and other risks that could impact our results, see Part II, Item 1A - Risk Factors.

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

    In China, the government is broadening the availability of healthcare services. As a result, the number of diagnostic X-ray imaging systems, including CT imaging systems, has grown significantly. We are developing CT X-ray tubes and related subsystems for Chinese OEMs as they introduce new systems in China. We presently have multi-year pricing agreements for CT tubes with a number of medical X-ray imaging OEMs in China. Over the long-term, our objective is to become the partner of choice both for OEMs and in the replacement market as CT systems become more widely adopted throughout the Chinese market.

    In recent years our business in China has been impacted by the trade war with the United States in two principal ways: (1) imports of raw materials from China have become more expensive and (2) importing finished U.S. manufactured products into China has also become more difficult and more expensive. To mitigate the impact of tariffs on materials imported from China, we have implemented changes to secure more non-Chinese sources of materials used to manufacture our X-ray imaging products. With respect to imports into China, the additional tariffs imposed by the Chinese government led to a decrease in sales of radiographic detectors manufactured outside of China. To help address these issues, as well as to be closer to our global customer base, we continue to expand manufacturing capabilities at our facilities in China, Germany and the Philippines and also implemented local sourcing strategies to lower our costs and offer local content. This local-for-local strategy has been well received by both our local customers as well as global OEMs, and acts as a natural hedge against trade wars and other potential supply chain disruptions.

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

    Non-destructive testing and inspection verticals utilize X-ray imaging to scan items for inspection of manufacturing defects and product integrity in a wide range of industries including the aerospace, automotive, electronics, oil and gas, food packaging, metal castings and 3D printing industries. In addition, new applications for X-ray sources are being developed, such as sterilization of food and its packaging. We provide X-ray sources, digital detectors, high voltage connectors and image processing software to OEM customers, system integrators and manufacturers in a variety of these verticals. We believe that the non-destructive testing market represents a significant growth opportunity for our business, and we are actively pursuing new potential applications for our products.

    The economic downturn triggered by the COVID-19 pandemic reduced the demand for X-ray imaging equipment utilized in the non-destructive testing market as manufacturers focused on cash preservation and reduced spending for capital equipment. During the three months ended April 2, 2021, we began to see improved conditions in this modality. Separately, the unprecedented decrease in passenger air traffic has led to a decrease in demand in the security market.
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
    We periodically review our accounting policies, estimates and assumptions and make adjustments when facts and circumstances dictate. Refer to our Annual Report on Form 10-K for the fiscal year ended October 2, 2020 filed with the SEC on November 30, 2020 and Note 1 “Summary of Significant Accounting Policies” of the notes to the condensed consolidated financial statements of this report for further details. Our critical accounting policies that are affected by accounting estimates include valuation of inventories, assessment of recoverability of goodwill and intangible assets, and income taxes. Such accounting policies require us to use judgments, often as a result of the need to make estimates and assumptions regarding matters that are inherently uncertain, and actual results could differ materially from these estimates. There have been no changes to our critical accounting policies, estimates and assumptions or the judgments affecting the application of those estimates and assumptions since the filing of our Annual Report on Form 10-K for year ended October 2, 2020.
Fiscal Year
    Our fiscal year is a 52 or 53-week period ending on the Friday nearest September 30. Fiscal year 2021 is the 52-week period ending October 1, 2021. Fiscal year 2020 was the 53-week period that ended on October 2, 2020. The fiscal quarters ended April 2, 2021 and April 3, 2020 were both 13-week periods. The two fiscal quarters ended April 2, 2021 and April 3, 2020 were 26 weeks and 27 weeks, respectively.

Discussion of Results of Operations for the Three Months Ended April 2, 2021 Compared to the Three Months Ended April 3, 2020
Revenues, net

	Three Months Ended
(In millions)	April 2, 2021	April 3, 2020	$ Change	% Change
Medical	$156.6	$155.4	$1.2	0.8%
Industrial	46.9	41.6	5.3	12.7%
Total revenues	$203.5	$197.0	$6.5	3.3%
Medical as a percentage of total revenues	77.0%	78.9%
Industrial as a percentage of total revenues	23.0%	21.1%
    Medical revenues increased by $1.2 million primarily due to increased sales of digital detectors for dynamic imaging applications, partially offset by lower sales of CT X-ray tubes.

    Industrial revenues increased $5.3 million primarily due to increased sales of digital detectors and connectors for security and non-destructive inspection applications.
Gross Profit

	Three Months Ended
(In millions)	April 2, 2021	April 3, 2020	$ Change	% Change
Medical	$45.7	$43.2	$2.5	5.8%
Industrial	18.9	14.4	4.5	31.3%
Total gross profit	$64.6	$57.6	$7.0	12.2%
Medical gross margin	29.2%	27.8%
Industrial gross margin	40.3%	34.6%
Total gross margin	31.7%	29.2%
    The increase in total gross profit was due primarily to the increase in the gross profit of our Industrial segment. The Industrial segment gross profit increased as a result of increased sales of digital detectors for security and non-destructive inspection applications. The increase in Medical gross profit was primarily due to the increased sales of digital detectors for dynamic imaging applications, the impacts of cost reduction measures taken by management in previous quarters and a favorable product mix in medical detectors.

Operating Expenses

	Three Months Ended
(In millions)	April 2, 2021	April 3, 2020	$ Change	% Change
Research and development	$18.2	$20.9	$(2.7)	(12.9)%
As a percentage of total revenues	8.9%	10.6%
Selling, general and administrative	$30.6	$35.3	$(4.7)	(13.3)%
As a percentage of total revenues	15.0%	17.9%
Operating expenses	$48.8	$56.2	$(7.4)	(13.2)%
As a percentage of total revenues	24.0%	28.5%
Research and Development

    We are committed to investing in the business to support long-term growth and believe long-term research and development expenses of approximately 8% to 10% of annual revenues is the appropriate range that will allow us to innovate and bring new products to market for our global OEM customers. Research and development costs decreased to 8.9% of revenues for the second quarter of 2021 primarily due to cost actions and improved material cost management.
Selling, General and Administrative

    Selling, general and administrative expenses for the second quarter of 2021 decreased by $4.7 million and decreased to 15.0% of total revenues primarily due to lower external audit and consulting fees compared to the prior year quarter and cost reduction actions taken by management in prior quarters.
Interest and Other Expense, Net
    The following table summarizes the Company’s interest and other expense, net:

	Three Months Ended
(In millions)	April 2, 2021	April 3, 2020	$ Change
Interest income	$—	$0.1	$(0.1)
Interest expense	(10.4)	(4.6)	(5.8)
Other (expense) income, net	(2.2)	2.0	(4.2)
Interest and other expense, net	$(12.6)	$(2.5)	$(10.1)
    Interest and other expense, net increased during the three months ended April 2, 2021 compared to the prior year period, primarily due to higher interest expense, which resulted from the issuance of our Convertible Notes in June 2020 and the issuance of our Senior Secured Note in September 2020. Other expense, net increased for the three months ended April 2, 2021 as compared to the three months ended April 3, 2020 due to increased losses from investments in privately-held companies.
Taxes on Income (Loss)
    For the three months ended April 2, 2021, we recognized income tax expense of $0.0 million on a $3.2 million pre-tax income. We are unable to recognize a tax benefit for pre-tax book losses in the U.S. and certain foreign jurisdictions. For the three months ended April 3, 2020, we recognized income tax expense of $0.7 million on $1.1 million of pre-tax loss. Our tax expense for the three months ended April 2, 2021 decreased, compared to the prior year, primarily due to tax credits and benefits recorded in certain foreign jurisdictions.

Discussion of Results of Operations for the Six Months Ended April 2, 2021 Compared to the Six Months Ended April 3, 2020

Revenues

	Six Months Ended
(In millions)	April 2, 2021	April 3, 2020	$ Change	% Change
Medical	$295.8	$311.0	$(15.2)	(4.9)%
Industrial	84.8	86.1	(1.3)	(1.5)%
Total revenues	$380.6	$397.1	$(16.5)	(4.2)%
Medical as a percentage of total revenues	77.7%	78.3%
Industrial as a percentage of total revenues	22.3%	21.7%
    Medical revenues decreased by $15.2 million primarily due to decreased sales of CT X-ray tubes, digital detectors for dental applications and decreased sales of radiographic digital detectors.
    Industrial revenues decreased $1.3 million due to decreased sales of linear accelerators for cargo inspection and other non-destructive inspection applications, which was mostly offset by an increase in sales of digital detectors for security and non-destructive inspection applications.
Gross Profit

	Six Months Ended
(In millions)	April 2, 2021	April 3, 2020	$ Change	% Change
Medical	$89.8	$87.2	$2.6	3.0%
Industrial	32.0	31.5	0.5	1.6%
Total gross profit	$121.8	$118.7	$3.1	2.6%
Medical gross margin %	30.4%	28.0%
Industrial gross margin %	37.7%	36.6%
Total gross margin %	32.0%	29.9%
    The increase in total gross profit was due to the increase in both Medical and Industrial gross profit. The increase in Medical gross profit was primarily due to a favorable mix of higher margin products, somewhat offset by customer price decreases for digital detectors. The Industrial gross profit increased due to a favorable mix of higher margin industrial detector products.

Operating Expenses

	Six Months Ended
(In millions)	April 2, 2021	April 3, 2020	$ Change	% Change
Research and development	$34.9	$42.6	$(7.7)	(18.1)%
As a percentage of total revenues	9.2%	10.7%
Selling, general and administrative	$65.0	$70.1	$(5.1)	(7.3)%
As a percentage of total revenues	17.1%	17.7%
Operating expenses	$99.9	$112.7	$(12.8)	(11.4)%
As a percentage of total revenues	26.2%	28.4%

 Research and Development

    We are committed to investing in the business to support long-term growth and believe long-term research and development expenses of approximately 8% to 10% of annual revenues is the appropriate range that will allow us to innovate and bring new products to market for our global OEM customers. Research and development costs decreased to 9.2% of revenues due to cost actions taken by management in previous quarters and improved material cost management.

Selling, General and Administrative

    Selling, general and administrative expenses for the six months ended April 2, 2021, decreased to 17.1% primarily due to lower external audit and consulting fees and cost actions taken by management in previous quarters.
Interest and Other Income (Expense), Net
    The following table summarizes the Company’s interest and other income (expense), net:

	Six Months Ended
(In millions)	April 2, 2021	April 3, 2020	$ Change
Interest income	$—	$0.1	$(0.1)
Interest expense	(20.7)	(10.0)	(10.7)
Other (expense) income, net	(2.7)	1.6	(4.3)
Interest and other expense, net	$(23.4)	$(8.3)	$(15.1)

    Interest and other expense, net increased during the six months ended April 2, 2021. Interest expense increased due to the interest related to our Convertible Notes issued during June 2020 and the issuance of our Senior Secured Notes in September 2020. Other expense, net increased during the six months ended April 2, 2021 due to increased losses from investments in privately-held companies.

Taxes on Income (Loss)

    For the six months ended April 2, 2021, we recognized an income tax expense of $1.6 million on $1.5 million of pre-tax loss. We are unable to recognize a tax benefit for pre-tax book losses in the U.S. and certain foreign jurisdictions but have recognized tax expense for profitable foreign jurisdictions. For the six months ended April 3, 2020, the Company recognized income tax expense of $0.7 million on $2.3 million of pre-tax loss. Our tax expense for the six months ended April 2, 2021 increased, compared to the prior year, primarily due to valuation allowances in the U.S. on disallowed interest expense deductions and losses in the U.S. and certain foreign jurisdictions for which no benefit can be recorded.

Liquidity and Capital Resources

    We assess our liquidity in terms of our ability to generate cash to fund our operations, including working capital and investing activities. We continue to generate cash from operating activities and believe that our operating cash flow, cash on our balance sheet and availability under our Asset-Based Loan ("ABL") Facility will be sufficient to allow us to continue to invest in our existing businesses, consummate strategic acquisitions and manage our capital structure on a short and long-term basis, and are sufficient to meet our anticipated operating cash need for at least the next 12 months. The maximum availability under our ABL Facility was $100.0 million as of April 2, 2021; however, the borrowing base under the ABL Facility fluctuates from month-to-month depending on the amount of eligible accounts receivable and inventory. See Part II, Item 1A. “Risk Factors” for a further discussion. At April 2, 2021 we had $458.0 million in long-term debt and $2.9 million of current maturities of long-term debt, net of deferred issuance costs of $51.4 million. See Note 10. Borrowings, in the accompanying notes to our condensed consolidated financial statements for more information regarding our indebtedness.

Cash and Cash Equivalents
    The following table summarizes our cash and cash equivalents:

(In millions)	April 2, 2021	October 2, 2020	$ Change
Cash and cash equivalents	$111.1	$100.6	$10.5
Borrowings
    The following table summarizes the changes in our debt outstanding:

	April 2, 2021	October 2, 2020
(In millions, except for percentages)	Amount	Amount	$ Change
Current maturities of long-term debt
Other debt	$2.9	$2.5	$0.4
Total current maturities of long-term debt	$2.9	$2.5	$0.4
Non-current maturities of long-term debt:
Asset-Based Loan	$—	$—	$—
Convertible Senior Unsecured Notes	200.0	200.0	—
Senior Secured Notes	300.0	300.0	—
Other debt	9.4	8.8	0.6
Total non-current maturities of long-term debt:	$509.4	$508.8	$0.6
Unamortized issuance costs and debt discounts
Unamortized discount - Convertible Notes	$(41.6)	$(45.5)	$3.9
Unamortized issuance costs - Convertible Notes	(4.5)	(4.9)	0.4
Unamortized issuance costs - Senior Secured Notes	(5.3)	(5.6)	0.3
Total	$(51.4)	$(56.0)	$4.6
Total debt outstanding, net	$460.9	$455.3	$5.6
Cash Flows

	Six Months Ended
(In millions)	April 2, 2021	April 3, 2020
Net cash flow provided by (used in):
Operating activities	$19.9	$23.9
Investing activities	(8.4)	(17.3)
Financing activities	(1.0)	(12.1)
Effects of exchange rate changes on cash and cash equivalents and restricted cash	—	(0.2)
Net increase (decrease) in cash and cash equivalents and restricted cash	$10.5	$(5.7)
    Net Cash Provided by Operating Activities. Cash from operating activities consists primarily of the net loss adjusted for certain non-cash items, including share-based compensation, depreciation, amortization of intangible assets, deferred income taxes, income from equity investments and the effect of changes in operating assets and liabilities.
    For the six months ended April 2, 2021, compared to the six months ended April 3, 2020, cash provided by operating activities were as follows:
•Net losses were $3.1 million compared to $3.0 million
•Non-cash adjustments to net losses of $38.2 million compared to $29.2 million
•Operating assets and liabilities activity:
◦Accounts receivable increased by $6.2 million compared to a decrease $14.7 million,
◦Inventories decreased by $20.4 million compared to an increase of $34.2 million,
◦Prepaid expenses and other assets increased by $15.1 million compared to $5.9 million,
◦Accounts payable decreased by $19.8 million compared to an increase of $21.0 million, and
◦Accrued liabilities and other current and long-term operating liabilities increased by $5.2 million compared to $0.9 million.
    Net Cash Used in Investing Activities. Net cash used in investing activities was $8.4 million and $17.3 million for the six months ended April 2, 2021 and April 3, 2020, respectively. The decrease in cash used in investing activities was primarily due to higher capital spending during the six months ended April 3, 2020.
    Net Cash Used in Financing Activities. Financing activities for the six months ended April 2, 2021 used $1.0 million while during the six months ended April 3, 2020, we used $12.1 million primarily for repayments of borrowings of our legacy credit agreement.

Days Sales Outstanding
    Trade accounts receivable days sales outstanding (“DSO”) was 58 days at April 2, 2021 and 66 days at October 2, 2020. Our accounts receivable and DSO are impacted by a number of factors, primarily including the timing of product shipments, collections performance, payment terms, the mix of revenues from different regions and the effects of economic instability.
Contractual Obligations
    In October 2013, we entered into an amended agreement with dpiX and other parties that, among other things, provides us with the right to 50% of dpiX’s total manufacturing capacity produced after January 1, 2014. The amended agreement requires us to pay for 50% of the fixed costs (as defined in the amended agreement), as determined at the beginning of each calendar year. In January 2021, the fixed cost commitment was determined and approved by the dpiX board of directors to be $11.6 million for calendar year 2021. As of April 2, 2021, we estimate that we have fixed cost commitments of $8.7 million related to this amended agreement through the remainder of calendar year 2021. The amended agreement will continue unless the ownership structure of dpiX changes (as defined in the amended agreement).
    In October 2015, pursuant to a Domination and Profit and Loss Transfer Agreement (the “MeVis Agreement”), we committed to grant the noncontrolling shareholders of MeVis an annual recurring net compensation of €0.95 per MeVis share. The annual net payment will continue for the life of the MeVis Agreement, which we anticipate will continue for as long as we remain as the controlling shareholder of MeVis. As of April 2, 2021, noncontrolling shareholders together held approximately 0.5 million shares of MeVis, representing 26.3% of the outstanding shares.
    During the third quarter of fiscal year 2020, we entered into a purchase agreement with a supplier to acquire certain equipment and intellectual property from the supplier that is utilized to manufacture X-ray cables utilized in our products. As of April 2, 2021, there has been no transfer of control of the underlying equipment. This acquisition is expected to be completed during the 2021 fiscal year and the total consideration to be paid by us for the acquired assets is expected to be ¥1,084.7 million or approximately $9.8 million.
Contingencies
    From time to time, the Company is a party to or otherwise involved in legal proceedings, claims and government inspections or investigations, customs and duty audits, other contingency matters, both inside and outside the United States, arising in the ordinary course of its business or otherwise. The Company accrues amounts for probable losses, to the extent they can be reasonably estimated, that it believes are adequate to address any liabilities related to legal proceedings and other loss contingencies that the Company believes will result in a probable loss (including, among other things, probable settlement value). A loss or a range of loss is disclosed when it is reasonably possible that a material loss will be incurred and can be estimated or when it is reasonably possible that the amount of a loss, when material, will exceed the recorded provision. The Company did not have any material contingent liabilities as of April 2, 2021 and October 2, 2020. Legal expenses are expensed as incurred.
Off-Balance Sheet Arrangements
    In conjunction with the sale of our products in the ordinary course of business, and consistent with industry practice, we provide standard indemnification of business partners and customers for losses suffered or incurred for property damages, death and injury and for patent, copyright or any other intellectual property infringement claims by any third parties with respect to our products. The terms of these indemnification arrangements are generally perpetual. Except for losses related to property damages, the maximum potential amount of future payments we could be required to make under these arrangements is unlimited. As of April 2, 2021, we have not incurred any material costs to defend lawsuits or settle claims related to these indemnification arrangements. As a result, we believe the estimated fair value of these arrangements is minimal.
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

Backlog
    Backlog is the accumulation of all orders for which revenues have not been recognized and are still considered valid. Backlog also includes a small portion of billed service contracts that are included in deferred revenue. Our total backlog at April 2, 2021 was $195.4 million. The Company expects to recognize this backlog as revenue over the next 12 months, however, orders may be revised or canceled, either according to their terms or as customers’ needs change. Consequently, it is difficult to predict with certainty the amount of backlog that will result in revenues.
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
Interest Rate Risk
    Borrowings under our ABL Facility bear interest at floating interest rates. At April 2, 2021, we had no borrowings subject to floating interest rates. See Note 10. Borrowings, of the notes to our condensed consolidated financial statements for further information.
Commodity Price Risk
    We are exposed to market risks related to volatility in the prices of raw materials used in our products. The prices of these raw materials fluctuate in response to changes in supply and demand fundamentals and our product margins and level of profitability tend to fluctuate with changes in these raw materials prices. We try to protect against such volatility through various business strategies. During the three months ended April 2, 2021, we did not have any commodity derivative instruments in place to manage our exposure to price changes.

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

    The Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), with assistance from other members of management, have evaluated the effectiveness of our disclosure controls and procedures as of April 2, 2021, and based on their evaluation, the CEO and CFO have concluded that the disclosure controls and procedures were not effective as of such date due to the material weaknesses in internal control over financial reporting that were disclosed in our Annual Report on Form 10-K for the fiscal year ended October 2, 2020 and continue to exist as of April 2, 2021.

Changes in Internal Control Over Financial Reporting

    During the quarter ended April 2, 2021, we continue to devote substantial effort to remediating the identified material weaknesses. Other than the implementation of the remediation measures described below, there were no other changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Previously Identified Material Weaknesses

    As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended October 2, 2020, we took further actions as part of our remediation plan to address the material weaknesses disclosed therein. We are continuing to enhance our overall control environment through the following:

•Control Environment: We continue to invest significantly in the quality of our accounting talent including management, technical, process improvement and financial system roles. Specifically, during the second quarter of fiscal year 2021, we continued addressing deficiencies identified in our Control Environment by developing a comprehensive internal finance training program to ensure that the team has the requisite knowledge to create and maintain the proper environment for effective internal control over financial reporting. While significant progress has been made in response to the material weakness, additional time is needed to demonstrate sustainability as it relates to our internal control over financial reporting and improvements made to our complement of resources.
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

    Because the reliability of the internal control process requires repeatable execution, the successful remediation of these material weaknesses will require review and evidence of operating effectiveness prior to concluding that the controls are effective and there is no assurance that additional remediation steps will not be necessary. As such, as we continue to evaluate and work to improve our internal control over financial reporting, our management may decide to take additional measures to address the material weaknesses or modify the remediation steps already underway. Although significant progress has been made, the previously identified material weaknesses continue to exist as of April 2, 2021, and will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings
    We are subject to various claims, complaints and legal actions in the normal course of business from time to time. We are not aware of any currently pending litigation for which the outcome could have a material adverse effect on our operations or financial position.
Item 1A. Risk Factors
Summary of Principal Risk Factors
    Investing in our common stock involves risks. See below for a discussion of the following principal risks and other risks that make an investment in Varex speculative or risky:

•Our operations, cash flow, financial position, and the demand for certain of our products, have been adversely impacted, and in the future could continue to be adversely impacted by the coronavirus (COVID-19) pandemic and associated economic disruptions.
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
•Supply chain disruptions, including the loss of a supplier, and any inability to obtain supplies of important components could restrict our ability to manufacture products, cause product delivery delays, or significantly increase costs.
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
    Decreased demand for certain products. As an initial response to the pandemic, governments around the world imposed measures designed to reduce the transmission of COVID-19 and individuals responded to the fears of contracting COVID-19 by modifying their behavior. In particular, restrictions on the movement of people and goods were put into place, overall economic activity decreased, elective procedures and exams were delayed or cancelled, there was a significant reduction in physician office visits, and hospitals were postponing or cancelling capital purchases as well as limiting or eliminating services. Those factors, among others, caused customers to delay or cancel orders for certain Varex products. While healthcare systems and economies around the world have begun to reopen, customer demand has not returned to pre-pandemic levels, and the adverse effects of COVID-19 on our financial statements and results of operations are expected to be more persistent, and have been more severe, than previously assumed. Reduced demand for certain of our products could continue to depress our results of operations. In addition, new or continuing outbreaks of COVID-19 could lead to future decreases in demand. The actions taken to combat COVID-19 have had, and could continue to have, a negative impact on our operating results, cash flows and financial condition. We believe that COVID-19’s adverse impact on our operating results, cash flows and financial condition will be primarily driven by: the severity and duration of the COVID-19 pandemic; the COVID-19 pandemic’s impact on the U.S. and international healthcare systems, the U.S. economy and worldwide economy; and the timing, scope and effectiveness of U.S. and international governmental responses to the COVID-19 pandemic and associated economic disruptions.

    Disruption in manufacturing, distribution, supply chain and other operations. In addition to adversely affecting demand for our products, COVID-19 and associated economic disruptions have had and we believe will continue to have an adverse impact on our manufacturing capacity, supply chains and distribution systems, including as a result of impacts associated with shortages in obtaining materials used to make our products and preventive and precautionary measures that we, other businesses, and governments are taking. For example, at our manufacturing facility in the Philippines, many employees had significant difficulty getting to work, which caused the facility to operate at a decreased capacity and caused us to shift some manufacturing to another location. A reduction or interruption in any of our manufacturing processes could have a material adverse effect on our business. Supply chain logistics have also become more challenging and could remain challenging and result in higher costs and efforts. Our ability to move unfinished goods and finished products around the world have been impacted by the decreased availability of global transportation networks and increased costs. In addition, regulatory approvals for certain of our products may continue to be delayed due to COVID-19 related closures.
Varex sells its products and services to a limited number of OEM customers, many of which are also its competitors, and a reduction in or loss of business of one or more of these customers may materially reduce its sales.
    Varex had one customer during the three months ended April 2, 2021 that accounted for 18% of its revenue. Varex’s ten largest customers as a group accounted for approximately 52% and 53% of its revenue for the three months ended April 2, 2021 and April 3, 2020, respectively. Varex’s ten largest customers as a group accounted for approximately 51% and 53% of its revenue for the six months ended April 2, 2021 and April 3, 2020, respectively.

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
    End-user product demand, economic uncertainties, the COVID-19 pandemic, natural disasters, and other matters beyond Varex’s control make it difficult for its customers to accurately forecast and plan future business activities; which makes it difficult for Varex to accurately predict the demand for its products. Because the manufacture of our products requires some lead-time, changes in customer purchasing forecasts have previously impacted Varex’s business, resulting in excess inventory and slowdowns in sales. Similar inventory adjustments and slowdowns in sales are likely to occur in the future. Changes to customer forecasts can occur on short notice. Varex’s customers also face inherent competitive issues and new product introduction delays which can result in changes in forecasts. The market and regulatory risks faced by Varex’s customers also ultimately impact Varex’s ability to forecast future business. Varex’s agreements for imaging components, such as its three-year pricing agreement with Canon Medical Systems, may contain purchasing estimates that are based on its customers’ historical purchasing patterns rather than firm commitments, and actual purchasing volumes under the agreements may vary significantly from these estimates. The variation from forecasted purchasing volume may be due, in part, to the increasing life of X-ray tubes, which can result in reduced demand for replacement X-ray tubes in ways Varex may not be able to accurately forecast. Reductions in purchasing patterns have in the past and may in the future materially and adversely affect Varex’s operating results. Decreased economic activity associated with the COVID-19 pandemic has had a significant negative impact on the demand for our industrial products and that impact could continue or return.

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
    Varex conducts business globally. Revenues generated from customers located outside the United States accounted for approximately 66% and 69% of Varex’s total revenues for the three months ended April 2, 2021 and April 3, 2020, respectively. Revenues generated from customers located outside the United States accounted for approximately 66% and 68% of Varex’s total revenues for the six months ended April 2, 2021 and April 3, 2020, respectively. As a result, Varex must provide significant service and support globally. Varex intends to continue to expand its presence in international markets and expects to expend significant resources in doing so. Varex cannot be sure that it will be able to meet its sales, service, and support objectives or obligations in these international markets or recover its investment in these international markets. Varex’s future results could be harmed by a variety of factors, including:
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
Supply chain disruptions, including the loss of a supplier, and any inability to obtain supplies of important components could restrict Varex’s ability to manufacture products, cause delays in its ability to deliver products, or significantly increase its costs.
    Supply chain disruptions have had, and will likely continue to have, an impact on Varex’s ability to manufacture its products. Varex has experienced delays in receiving materials used to make its products due both to material shortages and shipping delays. These delays are likely to continue. If Varex is unable to obtain the materials necessary to make its products or must pay more for those materials, it could have a material adverse effect on Varex’s business and financial results.

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

    If Varex loses any of these limited- or sole-source suppliers, if their operations are substantially interrupted, or if any of them fail to meet performance or quality specifications or delivery deadlines, Varex may be required to obtain and qualify one or more replacement suppliers or to manufacture the components internally. Such an event (1) may then also require Varex to redesign or modify its products to incorporate new parts and/or further require Varex to obtain clearance, qualification, or certification of these products, including by the FDA, or obtain other applicable regulatory approvals in other countries, or (2) could significantly increase costs for the affected products and cause material delays in delivery of those and other related products. In addition, manufacturing capacity limitations of any of Varex’s suppliers or other inability of these suppliers to meet increasing demand or delivery deadlines could limit growth opportunities for the affected product lines and damage customer relationships. Shortage of, and greater demand for, components and subassemblies could also increase manufacturing costs if the supply/demand imbalance increases the price of the components and subassemblies. Any of these events could materially and adversely affect Varex’s business and financial results. If Varex decides to manufacturer a component that was previously purchased from an external supplier, Varex may not be able to manufacture the component as efficiently as the external supplier and may experience delays or problems in successfully manufacturing the component, which could materially and adversely affect Varex’s ability to manufacture and supply products to customers.

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
    Generally, Varex’s manufacturing operations for medical devices, and those of its third-party manufacturers, are required to comply with the Quality System Regulations (“QSR”) of the FDA, as well as other federal and state regulations for medical devices and radiation-emitting products. The FDA, through authorized auditing organizations, makes announced and unannounced periodic and on-going inspections of medical device manufacturers to determine compliance with QSR and, in connection with these inspections, issues reports known as Form FDA 483 reports when the FDA believes the manufacturer has failed to comply with applicable regulations and/or procedures. If Form FDA 483 reports are not addressed and/or corrective action is not taken in a timely manner and to the FDA’s satisfaction, the FDA may issue a warning letter and/or proceed directly to an enforcement action. Failure to respond in a timely manner to a warning letter, or any other notice of noncompliance and to promptly come into compliance could result in the FDA bringing an enforcement action, which could include the total shutdown of Varex’s production facilities, denial of importation rights to the United States for products manufactured in overseas locations, adverse publicity, and criminal and civil fines. The expense and costs of any corrective actions that Varex may take, which may include product recalls, correction and removal of products from customer sites, and/or changes to its product manufacturing and quality systems, could materially and adversely impact Varex’s financial results and may also divert management resources, attention, and time. Additionally, if a warning letter were issued, customers could delay purchasing decisions or cancel orders, and Varex could face increased pressure from its competitors, who could use the warning letter against Varex in competitive sales situations, either of which could materially and adversely affect Varex’s reputation, business, and stock price.
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

    As of April 2, 2021, Varex’s total combined indebtedness was approximately $512.3 million. The borrowings under Varex’s unsecured convertible senior notes due 2025 (the “Convertible Notes”) bear interest at a fixed rate of 4.00% and borrowings under Varex’s senior secured notes due 2027 (the “Senior Secured Notes”) bear interest at a fixed rate of 7.875%.

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

    We and our subsidiaries may be able to incur substantial indebtedness in the future. As of April 2, 2021, we had approximately $100 million of additional available borrowing capacity (subject to borrowing base availability) under the new revolving credit agreement that we entered into on September 30, 2020 (the “Asset-Based Loan”, or "ABL Facility"). In addition to any amounts that might be available to us for borrowing under the ABL Facility, subject to certain conditions, we will have the right to request an increase of aggregate commitments under the ABL Facility by an aggregate amount of up to $75 million by obtaining additional commitments either from one or more of the lenders under the ABL Facility or other lending institutions.

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

    In the past year, Varex's stock price has ranged from a low of $10.37 to a high of $26.66. Varex cannot guarantee that an active trading market will be sustained for its common stock. Nor can Varex predict the prices at which shares of its common stock may trade. Varex has experienced and expects in the future to experience fluctuations in its operating results, including revenues and margins, from period to period. These fluctuations may cause Varex’s stock price to be volatile, which could cause losses for its stockholders.

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

3.2	Amended and Restated Bylaws of the Company, as amended February 11, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 16, 2021).

31.1*	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act

31.2*	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act

32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VAREX IMAGING CORPORATION

Date:	May 5, 2021	By:	/s/ SHUBHAM MAHESHWARI
Shubham Maheshwari
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)