Form 10-Q
period 2021-07-02
Varex Imaging Corp
filed 2021-08-04
CIK 1681622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2021
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of July 27, 2021, there were 39.4 million shares of the registrant’s common stock outstanding.

VAREX IMAGING CORPORATION
FORM 10-Q for the Quarter Ended July 2, 2021

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Revenues, net	$211.2	$171.2	$591.8	$568.3
Cost of revenues	137.1	144.9	395.9	423.3
Gross profit	74.1	26.3	195.9	145.0
Operating expenses:
Research and development	19.2	19.0	54.1	61.6
Selling, general and administrative	29.2	31.4	94.2	101.5
Impairment of intangible assets	—	2.7	—	2.7
Total operating expenses	48.4	53.1	148.3	165.8
Operating income (loss)	25.7	(26.8)	47.6	(20.8)
Interest income	—	—	—	0.1
Interest expense	(10.6)	(6.9)	(31.3)	(16.9)
Other income (expense), net	0.2	(6.1)	(2.5)	(4.5)
Interest and other expense, net	(10.4)	(13.0)	(33.8)	(21.3)
Income (loss) before taxes	15.3	(39.8)	13.8	(42.1)
Income tax expense (benefit)	3.1	(11.6)	4.7	(10.9)
Net income (loss)	12.2	(28.2)	9.1	(31.2)
Less: Net income attributable to noncontrolling interests	0.2	0.1	0.4	0.3
Net income (loss) attributable to Varex	$12.0	$(28.3)	$8.7	$(31.5)
Net income (loss) per common share attributable to Varex
Basic	$0.31	$(0.73)	$0.22	$(0.81)
Diluted	$0.29	$(0.73)	$0.22	$(0.81)
Weighted average common shares outstanding
Basic	39.4	39.0	39.3	38.7
Diluted	41.3	39.0	39.5	38.7

See accompanying notes to the unaudited condensed consolidated financial statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions)	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Net income (loss)	$12.2	$(28.2)	$9.1	$(31.2)
Other comprehensive (loss) income, net of tax:
Unrealized gain (loss) on interest rate swap contracts	—	0.3	—	(2.0)
Foreign currency translation adjustments	—	(3.7)	(0.6)	0.6
Other comprehensive (loss) income, net of tax	—	(3.4)	(0.6)	(1.4)
Comprehensive income (loss)	12.2	(31.6)	8.5	(32.6)
Less: Comprehensive income attributable to noncontrolling interests	0.2	0.1	0.4	0.3
Comprehensive income (loss) attributable to Varex	$12.0	$(31.7)	$8.1	$(32.9)

 See accompanying notes to the unaudited condensed consolidated financial statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share and per share amounts)	July 2, 2021	October 2, 2020
Assets
Current assets:
Cash and cash equivalents	$128.3	$100.6
Accounts receivable, net of allowance for credit losses of $0.8 million and $0.3 million at July 2, 2021 and October 2, 2020, respectively	148.5	123.8
Inventories	243.2	271.9
Prepaid expenses and other current assets	39.8	25.7
Total current assets	559.8	522.0
Property, plant and equipment, net	142.2	145.2
Goodwill	293.5	293.1
Intangible assets, net	55.2	67.5
Investments in privately-held companies	50.1	51.3
Deferred tax assets	—	0.5
Operating lease right-of-use assets	27.5	27.7
Other assets	32.6	32.2
Total assets	$1,160.9	$1,139.5
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$66.2	$72.9
Accrued liabilities and other current liabilities	71.8	70.5
Current operating lease liabilities	6.6	6.1
Current maturities of long-term debt	32.9	2.5
Deferred revenues	8.7	8.6
Total current liabilities	186.2	160.6
Long-term debt, net	429.8	452.8
Deferred tax liabilities	2.6	2.3
Operating lease liabilities	22.3	23.1
Other long-term liabilities	35.3	34.9
Total liabilities	676.2	673.7
Stockholders' equity:
Preferred stock, $.01 par value: 20,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value: 150,000,000 shares authorized
Shares issued and outstanding - 39,433,708 and 39,059,094 at July 2, 2021 and October 2, 2020, respectively.	0.4	0.4
Additional paid-in capital	446.1	434.4
Accumulated other comprehensive income	0.2	0.8
Retained earnings	24.8	16.1
Total Varex stockholders' equity	471.5	451.7
Noncontrolling interests	13.2	14.1
Total stockholders' equity	484.7	465.8
Total liabilities and stockholders' equity	$1,160.9	$1,139.5

See accompanying notes to the unaudited condensed consolidated financial statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(In millions)	July 2, 2021	July 3, 2020
Cash flows from operating activities:
Net income (loss)	$9.1	$(31.2)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation expense	10.6	10.2
Depreciation	15.5	17.3
Amortization of intangible assets	12.7	13.1
Deferred taxes	0.5	(15.6)
Loss from equity method investments	2.2	1.6
Amortization of debt issuance costs and discounts	7.4	2.3
Impairment of assets	—	5.4
Inventory write-down	3.5	15.8
Other, net	0.7	0.7
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	(25.5)	31.6
Inventories	24.6	(50.1)
Prepaid expenses and other assets	(14.6)	(7.7)
Accounts payable	(6.0)	21.7
Accrued liabilities and other current and long-term operating liabilities	1.2	11.0
Deferred revenues	0.1	(1.1)
Net cash provided by operating activities	42.0	25.0
Cash flows from investing activities:
Purchases of property, plant and equipment	(12.5)	(19.5)
Acquisitions of businesses, net of cash acquired	—	(1.2)
Investments and loans to privately-held companies	(0.8)	(2.5)
Other	0.4	—
Net cash used in investing activities	(12.9)	(23.2)
Cash flows from financing activities:
Borrowings under credit agreements	1.5	91.7
Repayments of borrowing under credit agreements	(2.2)	(218.0)
Proceeds from issuance of convertible debt	—	200.0
Proceeds from issuance of warrants	—	49.8
Purchases of hedges	—	(61.0)
Payment of debt issuance costs	—	(8.5)
Proceeds from exercise of stock options	—	1.5
Proceeds from shares issued under employee stock purchase plan	2.8	3.6
Taxes related to net share settlement of equity awards	(1.5)	(1.8)
Other financing activities	(1.9)	(0.6)
Net cash (used in) provided by financing activities	(1.3)	56.7
Effects of exchange rate changes on cash and cash equivalents and restricted cash	(0.1)	(1.0)
Net increase in cash and cash equivalents and restricted cash	27.7	57.5
Cash and cash equivalents and restricted cash at beginning of period	102.1	31.3
Cash and cash equivalents and restricted cash at end of period	$129.8	$88.8
Supplemental cash flow information:
Cash paid for interest	$21.0	$11.6
Cash paid for income tax	14.0	6.8
Supplemental non-cash activities:
Purchases of property, plant and equipment financed through accounts payable	$0.9	$1.1
See accompanying notes to the unaudited condensed consolidated financial statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended July 2, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Varex Equity	Noncontrolling Interests	Total Stockholders' Equity

(In millions)	Shares	Amount
April 2, 2021	39.3	$0.4	$441.3	$0.2	$12.8	$454.7	$14.2	$468.9
Net income	—	—	—	—	12.0	12.0	0.2	12.2
Common stock issued under employee stock purchase plan	0.1	—	1.6	—	—	1.6	—	1.6
Share-based compensation	—	—	3.4	—	—	3.4	—	3.4
Other	—	—	(0.2)	—	—	(0.2)	(1.2)	(1.4)
July 2, 2021	39.4	$0.4	$446.1	$0.2	$24.8	$471.5	$13.2	$484.7

	Three Months Ended July 3, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Varex Equity	Noncontrolling Interests	Total Stockholders' Equity

(In millions)	Shares	Amount
April 3, 2020	38.7	$0.4	$379.5	$0.3	$70.9	$451.1	$3.2	$454.3
Net loss	—	—	—	—	(28.3)	(28.3)	—	(28.3)
Common stock issued under employee stock purchase plan	0.1	—	1.8	—	—	1.8	—	1.8
Share-based compensation	—	—	3.7	—	—	3.7	—	3.7
Unrealized loss on interest rate swap contracts, net of tax	—	—	—	0.3	—	0.3	—	0.3
Conversion feature of Convertible Notes, net of issuance costs	—	—	46.1	—	—	46.1	—	46.1
Purchase of hedges	—	—	(61.0)	—	—	(61.0)	—	(61.0)
Issuance of warrants	—	—	49.8	—	—	49.8	—	49.8
Currency translation adjustments	—	—	—	(3.7)	—	(3.7)	—	(3.7)
Shares issued to settle deferred consideration	0.3	—	7.4	—	—	7.4	—	7.4
Other	—	—	(0.1)	—	—	(0.1)	—	(0.1)
July 3, 2020	39.1	$0.4	$427.2	$(3.1)	$42.6	$467.1	$3.2	$470.3

See accompanying notes to the unaudited condensed consolidated financial statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Nine Months Ended July 2, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Varex Equity	Noncontrolling Interests	Total Stockholders' Equity

(In millions)	Shares	Amount
October 2, 2020	39.1	$0.4	$434.4	$0.8	$16.1	$451.7	$14.1	$465.8
Net income	—	—	—	—	8.7	8.7	0.4	9.1
Common stock issued upon vesting of restricted shares	0.2	—	—	—	—	—	—	—
Shares withheld on vesting of restricted stock	(0.1)	—	(1.5)	—	—	(1.5)	—	(1.5)
Common stock issued under employee stock purchase plan	0.2	—	2.8	—	—	2.8	—	2.8
Share-based compensation	—	—	10.6	—	—	10.6	—	10.6
Currency translation adjustments	—	—	—	(0.6)	—	(0.6)	—	(0.6)
Other	—	—	(0.2)	—	—	(0.2)	(1.3)	(1.5)
July 2, 2021	39.4	$0.4	$446.1	$0.2	$24.8	$471.5	$13.2	$484.7

	Nine Months Ended July 3, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Varex Equity	Noncontrolling Interests	Total Stockholders' Equity

(In millions)	Shares	Amount
September 27, 2019	38.4	$0.4	$371.8	$(1.7)	$74.4	$444.9	$3.3	$448.2
Cumulative effect of accounting change	—	—	—	—	(0.3)	(0.3)	—	(0.3)
Net loss	—	—	—	—	(31.5)	(31.5)	(0.1)	(31.6)
Exercise of stock options	0.1	—	1.5	—	—	1.5	—	1.5
Common stock issued upon vesting of restricted shares	0.2	—	—	—	—	—	—	—
Shares withheld on vesting of restricted stock	(0.1)	—	(1.8)	—	—	(1.8)	—	(1.8)
Common stock issued under employee stock purchase plan	0.2	—	3.6	—	—	3.6	—	3.6
Share-based compensation	—	—	10.2	—	—	10.2	—	10.2
Unrealized loss on interest rate swap contracts, net of tax	—	—	—	(2.0)	—	(2.0)	—	(2.0)
Conversion feature of Convertible Notes, net of issuance costs	—	—	46.1	—	—	46.1	—	46.1
Purchase of hedges	—	—	(61.0)	—	—	(61.0)	—	(61.0)
Issuance of warrants	—	—	49.8	—	—	49.8	—	49.8
Currency translation adjustments	—	—	—	0.6	—	0.6	—	0.6
Shares issued to settle deferred consideration	0.3	—	7.4	—	—	7.4	—	7.4
Other	—	—	(0.4)	—	—	(0.4)	—	(0.4)
July 3, 2020	39.1	$0.4	$427.2	$(3.1)	$42.6	$467.1	$3.2	$470.3

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
Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these condensed consolidated financial statements include all adjustments necessary for a fair presentation of the results for the interim periods.

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

Fiscal Year

    The fiscal years of the Company as reported are the 52 or 53-week period ending on the Friday nearest September 30. Fiscal year 2021 is the 52-week period ending October 1, 2021. Fiscal year 2020 was the 53-week period that ended on October 2, 2020. The fiscal quarters ended July 2, 2021 and July 3, 2020 were both 13-week periods. The three fiscal quarters ended July 2, 2021 and July 3, 2020 were 39 weeks and 40 weeks, respectively.

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

Impact of COVID-19

    The coronavirus (“COVID-19”) pandemic, the emerging variants and uneven vaccination rates across the globe, and the mitigation efforts by governments to control its spread have created uncertainties and disruptions in the economic and financial markets. The extent to which COVID-19 will continue to impact the Company’s business and financial results depends on numerous evolving factors including: the magnitude and duration of COVID-19, the extent to which it will impact worldwide macroeconomic conditions including interest rates and unemployment rates, the speed of the economic recovery, and governmental and business reactions to the pandemic. As a result of the economic downturn resulting from COVID-19, the Company experienced reduced demand in its Industrial segment and for certain higher-end medical products that negatively impacted revenues and gross margin. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company, including the estimated future impacts of COVID-19 through the date of filing this report. The accounting matters assessed included, but were not limited to, the Company’s carrying value of goodwill, intangibles, long-lived assets, equity method investments, inventory and related reserves, and allowance for credit losses. The Company’s assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material negative impacts to the Company’s condensed consolidated financial statements in future reporting periods. These future developments are highly uncertain and the outcomes cannot be estimated with certainty. Actual results may differ from those estimates, and such differences may be material to the financial statements.
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

Restricted Cash
    Restricted cash primarily consists of cash collateral related to certain leases and inventory arrangements. Restricted cash is included in other assets on the condensed consolidated balance sheet. Cash and cash equivalents and restricted cash as reported within the condensed consolidated statements of cash flows consisted of the following:

	Nine Months Ended		Nine Months Ended
	July 2, 2021		July 3, 2020
(In millions)	Beginning of Period	End of Period	Beginning of Period	End of Period
Cash and cash equivalents	$100.6	$128.3	$29.9	$87.4
Restricted cash	1.5	1.5	1.4	1.4
Cash and cash equivalents and restricted cash as reported per statement of cash flows	$102.1	$129.8	$31.3	$88.8
Concentration of Risk

    Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash, cash equivalents and trade accounts receivable. Cash held with financial institutions may exceed the Federal Deposit Insurance Corporation insurance limits or similar limits in foreign jurisdictions. The Company has not experienced any losses on its deposits of cash and cash equivalents. The Company performs ongoing credit evaluations of its customers and, except for government tenders, group purchases and orders with a letter of credit, its industrial customers often provide a down payment. The Company maintains an allowance for credit losses based upon the expected collectability of all accounts receivable. The Company obtains some of the components in its products from a limited group of suppliers or from a single-source supplier. The Company has not experienced any significant disruptions to its operations due to supplier concentration.

    Credit is extended to customers based on an evaluation of the customer’s financial condition, and collateral is not required. In certain circumstances, a customer may be required to prepay all or a portion of the contract price prior to transfer of control. During the periods presented, one of the Company's customers accounted for a significant portion of revenues, which is as follows:

	Three Months Ended		Nine Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Canon Medical Systems Corporation	17.1%	23.7%	17.2%	21.7%

    Canon Medical Systems Corporation accounted for 13.0% and 12.0% of the Company’s consolidated accounts receivable as of July 2, 2021 and October 2, 2020, respectively.

Investments

    The Company accounts for its equity investments in privately-held companies under the equity method of accounting if the Company has the ability to exercise significant influence in these investments. Distributions received from an equity method investment are classified using the cumulative earnings approach, which means that distributions up to the amount of cumulative equity in earnings recognized will be treated as returns on investment and classified as operating cash flows and those in excess of that amount will be treated as returns of investment and classified as investing cash flows. The Company reviews its equity investments in privately-held companies for impairment whenever events or changes in business circumstances are other than temporary and indicate that the carrying amount of the investments may not be fully recoverable. There were no impairments recorded during the three and nine months ended July 2, 2021 and July 3, 2020, respectively.

Loss Contingencies

    From time to time, the Company is involved in legal proceedings, claims and government inspections or investigations, customs and duties audits, and other contingency matters, both inside and outside the United States, arising in the ordinary course of its business or otherwise. The Company accrues amounts for probable losses, to the extent they can be reasonably estimated, that it believes are adequate to address liabilities related to legal proceedings and other loss contingencies that the Company believes will result in a probable loss (including, among other things, probable settlement value). A loss or a range of loss is disclosed when it is reasonably possible that a material loss will be incurred and can be estimated or when it is reasonably possible that the amount of a loss, when material, will exceed the recorded provision. When a loss contingency is probable but not reasonably estimable, the nature of the contingency and the fact that an estimate cannot be made is disclosed.
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

    The following table reflects the changes in the Company’s accrued product warranty:

	Nine Months Ended
(In millions)	July 2, 2021	July 3, 2020
Accrued product warranty, at beginning of period	$8.1	$8.1
New accruals charged to cost of revenues	9.9	9.7
Product warranty expenditures	(9.6)	(9.7)
Accrued product warranty, at end of period	$8.4	$8.1

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
    The Company sells a high proportion of its X-ray products to a limited number of OEM customers. X-ray tubes, digital detectors and image-processing tools and security and inspection products are generally sold on a stand-alone basis. However, the Company occasionally sells its digital detectors, X-ray tubes and imaging processing tools as a package that is optimized for digital X-ray imaging and sells its Linatron® X-ray accelerators together with its imaging processing software and image detection products to OEM customers that incorporate them into their inspection systems. Service contracts are often sold with certain security and inspection products and computer-aided detection products.
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
    The following table disaggregates the Company’s revenue by geographic region:

	Three Months Ended		Nine Months Ended
(In millions)	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Americas	$65.7	$58.7	$198.5	$191.5
EMEA	76.3	46.8	201.9	176.0
APAC	69.2	65.7	191.4	200.8
	$211.2	$171.2	$591.8	$568.3
    Revenue in the United States of America was $64.0 million and $56.9 million for the three months ended July 2, 2021 and July 3, 2020, respectively. Revenue in the United States of America was $194.2 million and $185.6 million for the nine months ended July 2, 2021 and July 3, 2020, respectively.
    Refer to Note 15, Segment Information, for the disaggregation of the Company’s revenue based on reportable operating segments.

Contract Balances
     The following table summarizes the changes in the contract assets and refund liabilities:

	Contract Assets
	Nine Months Ended
(In millions)	July 2, 2021	July 3, 2020
Balance at beginning of fiscal year	$24.6	$23.7
Costs recovered from product returns during the period	(3.5)	(4.3)
Contract asset from shipments of products, subject to return during the period	4.5	5.2
Change in estimate	(0.6)	—
Balance at end of period	$25.0	$24.6

	Contract Liabilities
	Nine Months Ended
(In millions)	July 2, 2021	July 3, 2020
Balance at beginning of fiscal year	$27.4	$26.4
Release of refund liability included in beginning of year refund liability	(3.9)	(4.8)
Additions to refund liabilities	5.0	5.7
Change in estimate	(0.7)	—
Balance at end of period	$27.8	$27.3
    During the three and nine months ended July 2, 2021, the Company recognized revenue of $0.6 million and $6.0 million related to deferred revenues which existed at October 2, 2020. During the three and nine months ended July 3, 2020, the Company recognized revenue of $0.5 million and $7.8 million related to deferred revenue which existed at September 27, 2019.
3. LEASES
    The Company has operating and finance leases for office space, warehouse and manufacturing space, vehicles and certain equipment. The following table presents supplemental balance sheet information related to the Company's operating and finance leases:

(In millions)	Balance Sheet Location	July 2, 2021	October 2, 2020
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$27.5	$27.7
Finance lease right-of-use assets	Property, plant and equipment, net	$0.5	$0.5
Liabilities
Operating lease liabilities (current)	Current operating lease liabilities	$6.6	$6.1
Finance lease liabilities (current)	Accrued liabilities and other current liabilities	$0.2	$0.2
Operating lease liabilities (non-current)	Operating lease liabilities	$22.3	$23.1
Finance lease liabilities (non-current)	Other long-term liabilities	$0.3	$0.4
    The following table presents the weighted average remaining lease term and discount rate information related to the Company's operating and finance leases:

	July 2, 2021	July 3, 2020
Operating lease weighted average remaining lease term (in years)	6.1	6.7
Operating lease weighted average discount rate	5.2%	4.7%
Finance lease weighted average remaining lease term (in years)	2.8	3.4
Finance lease weighted average discount rate	3.7%	4.1%

    The following table provides information related to the Company’s operating and finance leases:

	Three Months Ended		Nine Months Ended
(In millions)	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Total operating lease costs (a)	$1.9	$2.0	$5.8	$6.0

Total finance lease costs	$0.1	$0.1	$0.2	$0.2

Operating cash flows from operating leases	$2.1	$1.8	$5.8	$5.9
Financing cash flows from finance leases	0.1	0.1	0.2	0.1
Total cash paid for amounts included in the measurement of lease liabilities	$2.2	$1.9	$6.0	$6.0

Noncash operating right-of-use assets obtained in exchange for new lease liabilities	$2.4	$0.3	$4.6	$10.6
Noncash finance right-of-use assets obtained in exchange for new lease liabilities	0.1	—	0.2	0.2
Total right-of-use assets obtained in exchange for new lease liabilities	$2.5	$0.3	$4.8	$10.8
(a) Includes variable and short-term lease expense, which were immaterial for the three and nine months ended July 2, 2021 and July 3, 2020.

    As of July 2, 2021, the present value of operating lease and finance lease liabilities for each of the following five years and a total thereafter were as follows:

(In millions)
Fiscal years:	Operating Leases	Finance Leases
2021 remaining	$2.0	$0.1
2022	7.7	0.2
2023	5.4	0.1
2024	4.7	0.1
2025	4.3	—
Thereafter	9.7	—
Total future lease payments	$33.8	$0.5
Less: imputed interest	(4.9)	—
Present value of lease liabilities	$28.9	$0.5

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
    The investment in dpiX Holding is accounted for under the equity method of accounting. When the Company recognizes its share of net profits or losses of dpiX Holding, profits or losses in inventory purchased from dpiX are eliminated. During the three months ended July 2, 2021 and July 3, 2020, the Company recorded a gain (loss) on the equity investment in dpiX Holding of $0.8 million and $(0.5) million, respectively. During the nine months ended July 2, 2021 and July 3, 2020, the Company recorded a gain (loss) on the equity investment in dpiX Holding of $(1.1) million and $(0.4) million, respectively. Gain (loss) on the equity investment in dpiX Holding is included in other expense, net in the condensed consolidated statements of operations. The carrying value of the equity investment in dpiX Holding was $47.2 million and $47.3 million at July 2, 2021 and October 2, 2020, respectively.

    During the three months ended July 2, 2021 and July 3, 2020, the Company purchased glass transistor arrays from dpiX totaling $4.8 million and $4.9 million, respectively. During the nine months ended July 2, 2021 and July 3, 2020, the Company purchased glass transistor arrays from dpiX totaling $13.8 million and $15.8 million, respectively. These purchases of glass transistor arrays are included as a component of inventories on the condensed consolidated balance sheets or cost of revenues in the condensed consolidated statements of operations.
    As of July 2, 2021, and October 2, 2020, the Company had accounts payable to dpiX totaling $3.6 million and $4.6 million, respectively.
    The Company has the right to 50% of dpiX’s total manufacturing capacity. In addition, the Company is required to pay for 50% of DpiX's fixed costs, as determined at the beginning of each calendar year. In January 2021, the Company's fixed cost commitment was determined and approved by the dpiX board of directors to be $11.6 million for calendar year 2021. As of July 2, 2021, the Company estimated it has fixed cost commitments of $5.8 million related to dpiX through the remainder of calendar year 2021.
    The Company has determined that dpiX Holding is a variable interest entity because at-risk equity holders, as a group, lack the characteristics of a controlling financial interest. Majority votes are required to direct the manufacturing activities, legal operations and other activities that most significantly affect dpiX’s economic performance. The Company does not have majority voting rights and no power to unilaterally direct the activities of dpiX Holding and therefore is not the primary beneficiary of dpiX Holding. The Company’s exposure to loss as a result of its involvement with dpiX Holding is limited to the carrying value of the Company’s investment of $47.2 million and fixed cost commitments.
    In November 2018, the Company (through one of its wholly-owned subsidiaries) and CETTEEN GmbH (“CETTEEN”), formed a German limited liability company that governs the affairs and conduct of the business of VEC Imaging GmbH & Co. KG (“VEC”), a joint venture formed to develop technology for use in X-ray imaging components. In accordance with the VEC agreement, net profits or losses are allocated to the members in accordance with their ownership interest. The Company's investment in VEC is accounted for under the equity method of accounting. As of July 2, 2021, the Company has made equity contributions totaling $4.0 million, has committed to contribute an additional $1.2 million as milestones are achieved, and to provide certain full-time employees to support prototyping and manufacturing activities in exchange for a 50% interest in VEC. CETTEEN made contributions of certain assets including intellectual property in exchange for a 50% interest in VEC. During the three months ended July 2, 2021, and July 3, 2020, the Company recorded a loss on the equity investment in VEC of $0.4 million and $0.2 million, respectively. During the nine months ended July 2, 2021 and July 3, 2020, the Company recorded a loss on the equity investment in VEC of $0.9 million and $1.0 million, respectively. The Company's investment in VEC was $1.9 million and $2.5 million at July 2, 2021 and October 2, 2020, respectively. At July 2, 2021, the Company had loans outstanding to VEC totaling $0.8 million. On July 27, 2021, the Company made its final required equity contribution of $1.2 million to VEC, and VEC repaid $0.6 million of its outstanding loans to the Company, leaving $0.2 million outstanding.
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

    Cash outflows associated with these restructuring charges are limited to employee termination expenses, facility closure and equipment sales and disposals. Below is a detail of restructuring charges incurred during the three and nine months ended July 2, 2021 and July 3, 2020, respectively, which predominantly relate to the Company's Medical segment:

		Three Months Ended		Nine Months Ended
(In millions)	Location of Restructuring Charges in Condensed Consolidated Statements of Operations	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Other assets impairment charges	Selling, general and administrative	$0.2	$—	$0.2	$—
Accelerated depreciation	Cost of revenues	—	0.9	0.2	2.1
Severance costs	Selling, general and administrative	0.2	0.6	0.6	1.9
Total restructuring charges		$0.4	$1.5	$1.0	$4.0

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

    As of July 2, 2021, the Company had no outstanding derivatives designated as cash flow hedging instruments.

    The following table summarizes the amount of pre-tax income recognized from derivative instruments for the periods indicated:

	Amount of Loss Recognized in OCI on Derivative Three Months Ended		Location of Loss Reclassified from Accumulated OCI into Income	Amount of Loss Reclassified from Accumulated OCI into Income Three Months Ended
(In millions)	July 2, 2021	July 3, 2020		July 2, 2021	July 3, 2020
Interest Rate Swap Contracts	$—	$(0.3)	Interest expense	$—	$(0.7)

	Amount of Loss Recognized in OCI on Derivative Nine Months Ended		Location of Loss Reclassified from Accumulated OCI into Income	Amount of Loss Reclassified from Accumulated OCI into Income Nine Months Ended
(In millions)	July 2, 2021	July 3, 2020		July 2, 2021	July 3, 2020
Interest Rate Swap Contracts	$—	$(3.3)	Interest expense	$—	$(0.6)

Derivatives Designated as Hedging Instruments - Net Investment Hedges
    The Company uses cross currency swap contracts as net investment hedges to manage its risk of variability in foreign currency-denominated net investments in majority-owned international operations. All changes in fair value of the derivatives designated as net investment hedges are reported in accumulated other comprehensive (loss) income along with the foreign currency translation adjustments on those investments. As of July 2, 2021, the Company had the following outstanding derivatives designated as net investment hedging instruments:

(In millions, except number of instruments)	Number of Instruments	Notional Value
Cross Currency Swap Contracts	3	$66.6
    The following table summarizes the amount of pre-tax income recognized from derivative instruments for the periods indicated and the line items in the accompanying statements of operations where the results are recorded for net investment hedges:

	Amount of Loss Recognized in OCI on Derivative Three Months Ended		Location of Gain or (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
(In millions)	July 2, 2021	July 3, 2020		July 2, 2021	July 3, 2020
Cross Currency Swap Contracts	$(0.1)	$(2.2)	Interest expense	$0.3	$0.4

	Amount of Gain (Loss) Recognized in OCI on Derivative Nine Months Ended		Location of Gain or (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
(In millions)	July 2, 2021	July 3, 2020		July 2, 2021	July 3, 2020
Cross Currency Swap Contracts	$(1.3)	$2.1	Interest expense	$1.0	$1.1
    These derivative instruments are subject to master netting agreements giving effect to rights of offset with each counterparty. None of the balances were eligible for netting. The following table summarizes the gross fair values of derivative instruments as of the periods indicated and the line items in the accompanying condensed consolidated balance sheets where the instruments are recorded:

(In millions)		Derivative Assets and Liabilities
Derivatives designated as net investment hedges	Balance sheet location	July 2, 2021	October 2, 2020
Cross Currency Swap Contracts	Other current assets	$1.3	$1.3
Cross Currency Swap Contracts	Other long-term liabilities	(3.4)	(2.1)
		$(2.1)	$(0.8)

Balance Sheet Hedges

    The Company also enters into foreign currency forward contracts to hedge fluctuations associated with foreign currency denominated monetary assets and liabilities, primarily cash, lease contracts, third-party accounts receivable and payable, and intercompany accounts receivable and payables. These forward contracts expire within 30 to 90 days. These forward contracts are not designated for hedge accounting treatment; therefore, the change in fair value of these derivatives is recorded as a component of other income (expense), net and offsets the change in fair value of the foreign currency denominated assets and liabilities, which are also recorded in other income (expense), net. The Company does not and does not intend to use derivative financial instruments for speculative or trading purposes.
    The following table shows the notional amounts of outstanding foreign currency contracts as of July 2, 2021:

	Notional Value of Derivatives not Designated as Hedging Instruments:
(In millions)	Buy contracts	Sell contract
Philippine peso	$4.1	$—
Chinese renminbi	1.4	—
Euro	9.5	—
Total Notional Value	$15.0	$—

7. FAIR VALUE
Assets/Liabilities Measured at Fair Value on a Recurring Basis
    The fair values of certain of the Company’s financial instruments, including bank deposits included in cash and cash equivalents, accounts receivable and accounts payable, approximate their fair values due to their short maturities. As of July 2, 2021, the fair values of the Company's Convertible Notes and Senior Secured Notes, as defined in Note 10. Borrowings, were $296.3 million and $339.3 million, respectively. As of October 2, 2020, the fair values of the Company's Convertible Notes and Senior Secured Notes were $178.5 million and $312.8 million, respectively. The Company has elected to use the income approach to value its derivative instruments using standard valuation techniques and Level 2 inputs, such as currency spot rates, forward points and credit default swap spreads. There were no financial assets or liabilities measured on a recurring basis using significant unobservable inputs (Level 3) and there were no transfers in or out of Level 1, 2 or 3 during the nine months ended July 2, 2021.
    In the tables below, the Company has segregated all assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

	Fair Value at July 2, 2021
(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents - Money market funds	$—	$89.5	$—	$89.5
Derivative assets	—	1.3	—	1.3
Total assets measured at fair value	$—	$90.8	$—	$90.8

Liabilities:
Derivative liabilities	$—	$3.4	$—	$3.4
Total liabilities measured at fair value	$—	$3.4	$—	$3.4

	Fair Value at October 2, 2020
(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents - Money market funds	$—	$72.9	$—	$72.9
Derivative assets	—	1.1	—	1.1
Total assets measured at fair value	$—	$74.0	$—	$74.0

Liabilities:
Derivative liabilities	$—	$2.1	$—	$2.1
Total liabilities measured at fair value	$—	$2.1	$—	$2.1

8. INVENTORIES
    The following table summarizes the Company’s inventories:

(In millions)	July 2, 2021	October 2, 2020
Raw materials and parts	$171.6	$184.6
Work-in-process	23.8	23.9
Finished goods	47.8	63.4
Total inventories	$243.2	$271.9

    As a result of the economic downturn resulting from COVID-19, the Company discontinued certain products and wrote-down inventory associated with these discontinued products by $15.8 million for the three months ended July 3, 2020, and $3.5 million and $15.8 million for the nine months ended July 2, 2021 and July 3, 2020, respectively.
9. GOODWILL AND INTANGIBLE ASSETS
    The following table reflects goodwill by reportable operating segment:

(In millions)	Medical	Industrial	Total
Balance at October 2, 2020	$174.4	$118.7	$293.1
Foreign currency translation adjustments	0.2	0.2	0.4
Balance at July 2, 2021	$174.6	$118.9	$293.5

    The following table reflects the gross carrying amount and accumulated amortization of the Company’s intangible assets:

	July 2, 2021			October 2, 2020
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired existing technology	$75.1	$(44.0)	$31.1	$74.9	$(37.5)	$37.4
Patents, licenses and other	12.8	(10.6)	2.2	12.8	(9.7)	3.1
Customer contracts and supplier relationship	51.3	(29.4)	21.9	51.2	(24.2)	27.0
Total intangible assets	$139.2	$(84.0)	$55.2	$138.9	$(71.4)	$67.5

    Amortization expense for intangible assets was $4.2 million for each of the three months ended July 2, 2021 and July 3, 2020, and $12.7 million and $13.1 million for the nine months ended July 2, 2021 and July 3, 2020, respectively.

For the three and nine months ended July 3, 2020, the Company recognized intangible asset impairment charges of $2.8 million, which are included in impairment of intangible assets in the condensed consolidated statements of operations. These impairment charges related primarily to the Company's Medical reporting segment.
10. BORROWINGS
    The following table summarizes the Company's short-term and long-term debt:

	July 2, 2021	October 2, 2020
(In millions, except for percentages)	Amount	Amount	Contractual Interest Rate	Effective Interest Rate
Current maturities of long-term debt
Senior Secured Notes	$30.0	$—
Other debt	$2.9	$2.5
Total current maturities of long-term debt	$32.9	$2.5
Non-current maturities of long-term debt:
Asset-Based Loan	$—	$—
Convertible Senior Unsecured Notes	200.0	200.0	4.0%	10.9%
Senior Secured Notes	270.0	300.0	7.9%	8.2%
Other debt	8.8	8.8
Total non-current maturities of long-term debt:	$478.8	$508.8
Unamortized issuance costs and debt discounts
Unamortized discount - Convertible Notes	$(39.6)	$(45.5)
Unamortized issuance costs - Convertible Notes	(4.3)	(4.9)
Unamortized issuance costs - Senior Secured Notes	(5.1)	(5.6)
Total	$(49.0)	$(56.0)
Total debt outstanding, net	$462.7	$455.3

    The following table summarizes the Company's interest expense:

	Three Months Ended		Nine Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Contractual interest coupon and other	$8.0	$5.3	$23.9	$14.0
Amortization of debt issuance costs	0.6	1.1	1.6	2.4
Amortization of debt discounts	2.0	0.5	5.8	0.5
Total interest expense	$10.6	$6.9	$31.3	$16.9

Convertible Senior Unsecured Notes

    On June 9, 2020, Varex issued $200.0 million in aggregate principal amount of 4.00% convertible senior unsecured notes due 2025 (“Convertible Notes”). The net proceeds from the issuance of the Convertible Notes, after deducting transaction fees and offering expense payable by the Company, were approximately $193.1 million. The Convertible Notes bear interest at the annual rate of 4.00%, payable semiannually on June 1 and December 1 of each year, beginning on December 1, 2020, and will mature on June 1, 2025, unless earlier converted or repurchased by us.

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

    On June 4, 2020 and June 5, 2020, Varex also entered into privately negotiated warrant transactions (collectively, the “Warrant Transactions” and, together with the Hedge Transactions, the “Call Spread Transactions”), whereby the Company sold warrants at a higher strike price relating to the same number of shares of Varex common stock that initially underlie the Convertible Notes, subject to customary anti-dilution adjustments. The initial strike price of the warrants is $24.975 per share (subject to adjustment under the terms of the Warrant Transactions), which is 50% above the last reported sale price of Varex common stock on June 4, 2020. The Warrant Transactions could have a dilutive effect to the Company's stockholders to the extent that the market price per share of Varex common stock, as measured under the terms of the Warrant Transactions, exceeds the applicable strike price of the warrants. The number of shares underlying the Warrant Transactions is 9.6 million. The number of warrants outstanding as of July 2, 2021, was 9.6 million.

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

On July 1, 2021, the Company announced its intent to complete the partial redemption, in the principal amount of $30 million, of the Senior Secured Notes, in accordance with the terms and conditions of the governing indenture. The redemption price of the redeemed notes was 103% of the principal amount, plus accrued and unpaid interest from, and including, April 15, 2021 to, but excluding, the redemption date of July 15, 2021. On July 15, 2021, the Company redeemed $30 million of Senior Secure Notes by paying cash of $31.5 million, inclusive of the redemption premium and accrued interest, and recognized a $1.4 million loss related to the redemption premium and the write-off of previously recorded debt issuance costs.

Asset-Based Loan

    On September 30, 2020, the Company entered into a revolving credit agreement consisting of a $100.0 million asset-based loan revolving credit facility (the “Asset-Based Loan”, or "ABL Facility"). Borrowings under the Asset-Based Loan will be expected to bear interest at floating rates based on LIBOR, or a comparable rate, or a base rate, and an applicable margin based on Average Daily Excess Availability (as defined in the Asset-Based Loan Agreement). In addition, the Company is required to pay a quarterly commitment fee of 0.375% to 0.5%, based on the aggregate unused commitments under the Asset-Based Loan. The ABL Facility matures on the earlier of September 30, 2025 or 91 days prior to the maturity of the Convertible Notes, at which time all outstanding amounts under the ABL Facility will be due and payable. The maximum availability under our ABL Facility is $100.0 million; however, the borrowing base under the ABL Facility fluctuates from month-to-month depending on the amount of eligible accounts receivable, inventory, and real estate. As of July 2, 2021 the amount available under our ABL Facility was $70 million and the ABL Facility remains undrawn.

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
11. NONCONTROLLING INTERESTS
    In April 2019, a subsidiary of Varex acquired 98.2% of the outstanding shares of common stock of Direct Conversion. In April 2021, the Company acquired all of the remaining shares representing the noncontrolling interests in Direct Conversion such that the Company now owns 100% of the outstanding shares of common stock of Direct Conversion. As a result, the Company consolidates Direct Conversion's operations in its condensed consolidated financial statements and no longer records any noncontrolling interest in the equity section of the Company's condensed consolidated balance sheet related to Direct Conversion.
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
    At July 2, 2021, noncontrolling shareholders together held approximately 0.5 million shares of MeVis, representing 26.3% of the outstanding shares.
    Changes in noncontrolling interests were as follows:

(In millions)	Noncontrolling Interest
Balance at October 2, 2020	$14.1
Net income attributable to noncontrolling interests	0.4
Other, including foreign currency remeasurement	(1.3)
Balance at July 2, 2021	$13.2

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
    A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share is as follows:

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Net income (loss) attributable to Varex	$12.0	$(28.3)	$8.7	$(31.5)
Weighted average shares outstanding - basic	39.4	39.0	39.3	38.7
Dilutive effect of Convertible Senior Notes	1.5	—	—	—
Dilutive effect of share-based awards and other	0.4	—	0.2	—
Weighted average shares outstanding - diluted	41.3	39.0	39.5	38.7
Net income (loss) per share attributable to Varex - basic	$0.31	$(0.73)	$0.22	$(0.81)
Net income (loss) per share attributable to Varex - diluted	$0.29	$(0.73)	$0.22	$(0.81)
Anti-dilutive share based awards, excluded	2.8	3.2	2.9	3.0

    Potentially dilutive shares, which are based on the weighted-average shares of common stock underlying stock options, unvested stock awards, purchase rights granted under the employee stock purchase plan, warrants and convertible notes using the treasury stock method or the if-converted method, as applicable, are included when calculating diluted net income (loss) per share attributable to Varex when their effect is dilutive. Since we intend to settle in cash the principal outstanding under our 4.00% Convertible Senior Notes due in 2025, we apply the treasury stock method applied using our average share price during the period when calculating their potential dilutive effect, if any. Furthermore, in connection with the offerings of our notes, we entered into convertible note hedges and warrants (see Note 10, Borrowings). However, our convertible note hedges are not included when calculating potentially dilutive shares since their effect is always anti-dilutive. Warrants which have a strike price above our average share price during the period were out of the money and were not included in the tables above. Because the Company incurred a net loss for the three and nine months ended July 3, 2020, none of the potentially dilutive common shares were included in the diluted share calculations for those periods as they would have been anti-dilutive.
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
    The table below summarizes the effect of recording share-based compensation expense and the option component of the employee stock purchase plan shares:

	Three Months Ended		Nine Months Ended
(In millions)	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Cost of revenues	$0.4	$0.4	$1.0	$1.0
Research and development	0.8	0.7	2.2	1.9
Selling, general and administrative	2.2	2.6	7.4	7.3
Total share-based compensation expense	$3.4	$3.7	$10.6	$10.2
Stock Option Activity
    The following table summarizes the activity for stock options under Varex’s 2020 Omnibus Stock Plan, 2017 Omnibus Stock Plan, and for participation in the 2017 Employee Stock Purchase Plan for the Company’s employees:

	Options Outstanding
(In thousands, except per share amounts and the remaining term)	Options	Price Range	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value(1)
Outstanding at October 2, 2020	2,735	$13.61 - $37.60	$29.23	4.5	$—
Granted	398	$25.06 - $27.95	25.19
Canceled, expired or forfeited	(312)	$25.17 - $37.10	28.83
Exercised	—	$0.00 - $0.00	—
Outstanding at July 2, 2021	2,821	$13.61 - $37.60	$28.70	5.0	$4,243

Exercisable at July 2, 2021	1,813	$25.17 - $37.60	$30.81	3.1	$545
(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and the closing price of Varex common stock of $27.66 as of July 2, 2021, the last trading date of the Company's third quarter, and which represents the amount that would have been received by the option holders had all option holders exercised their options and sold the shares received upon exercise as of that date.

Restricted Stock Units
    The following table summarizes the activity for restricted stock units under Varex’s 2020 Omnibus Stock Plan and 2017 Omnibus Stock Plan for the Company’s employees:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant-Date Fair Value
Outstanding at October 2, 2020	955	$25.54
Granted	386	22.79
Vested	(196)	33.69
Canceled or expired	(46)	23.49
Outstanding at July 2, 2021	1,099	$23.26

14. TAXES ON INCOME
    For the three months ended July 2, 2021, the Company recognized income tax expense of $3.1 million on $15.3 million of pre-tax income. For the three months ended July 3, 2020, the Company recognized income tax benefit of $11.6 million on $39.8 million of pre-tax loss. For the nine months ended July 2, 2021, the Company recognized income tax expense of $4.7 million on $13.8 million of pre-tax income. For the nine months ended July 3, 2020, the Company recognized income tax benefit of $10.9 million on $42.1 million of pre-tax loss. The Company is unable to recognize a tax benefit for pre-tax book losses in the U.S. and certain foreign jurisdictions but has recognized tax expense for profitable foreign jurisdictions.

    The Company's tax expense for the three months ended July 2, 2021 increased, primarily due to increased pre-tax income in certain jurisdictions. The Company's tax expense for the nine months ended July 2, 2021 increased, compared to the prior year periods, primarily due to pre-tax income and valuation allowances in the U.S. on credits and disallowed interest expense deductions and losses in certain foreign jurisdictions for which no benefit can be recorded.

    The Company is maintaining its reinvestment assertion with respect to foreign earnings for the quarter ended July 2, 2021, which is that all earnings prior to fiscal year 2018 are permanently reinvested for all countries, and that all earnings for Direct Conversion, located primarily in Sweden and Finland, are also indefinitely reinvested in those countries, but post fiscal year 2017 earnings in all other countries are not permanently reinvested. Due to the level of earnings available for repatriation, the treaty benefits applicable to jurisdictions in which those earnings are located, and the now favorable U.S. tax treatment of repatriated foreign earnings, the amount of deferred tax liability recorded related to the potential repatriation is approximately $0.1 million. This estimated liability is for U.S. State income taxes and foreign withholding taxes expected to apply when the foreign earnings are repatriated.

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
    Information related to the Company’s segments is as follows:

	Three Months Ended		Nine Months Ended
(In millions)	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Revenues
Medical	$167.3	$137.6	$463.1	$448.6
Industrial	43.9	33.6	128.7	119.7
Total revenues	211.2	171.2	591.8	568.3
Gross profit
Medical	56.5	18.0	146.3	105.2
Industrial	17.6	8.3	49.6	39.8
Total gross profit	74.1	26.3	195.9	145.0
Total operating expenses	48.4	53.1	148.3	165.8
Interest and other expenses, net	(10.4)	(13.0)	(33.8)	(21.3)
Income (loss) before taxes	15.3	(39.8)	13.8	(42.1)
Income tax expense	3.1	(11.6)	4.7	(10.9)
Net income (loss)	12.2	(28.2)	9.1	(31.2)
Less: Net income attributable to noncontrolling interests	0.2	0.1	0.4	0.3
Net income (loss) attributable to Varex	$12.0	$(28.3)	$8.7	$(31.5)

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

    Statements concerning: the impact of the ongoing COVID-19 pandemic on the global economy or the Company; supply chain actions; industry or market segment outlook; market acceptance of or transition to new products or technology such as advanced X-ray tube and digital flat panel detector products; growth drivers; future orders, revenues, backlog, earnings or other financial results; and any statements using the terms “believe,” “expect,” “anticipate,” “can,” “should,” “would,” “could,” “estimate,” “may,” “intended,” “potential,” and “possible” or similar statements are forward-looking statements that involve risks and uncertainties that could cause our actual results and the outcome and timing of certain events to differ materially from those projected or management’s current expectations.

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

    Our success depends, among other things, on our ability to anticipate and respond to changes in our markets, the direction of technological innovation and the demands of our customers. We continue to invest in research and development and employ approximately 400 individuals in product development. Combining this focus on innovation and product performance with strong long-term customer relationships allows us to collaborate with our customers to bring industry-leading products to the X-ray imaging market. We continue to work to improve the life and quality of our imaging components and leverage our scale as one of the largest independent X-ray imaging component suppliers to provide cost-effective solutions for our customers.

Impact of COVID-19 and the General Economic Environment

    Over the past 18 months, the unprecedented nature of the COVID-19 pandemic and its effect on the global economy significantly disrupted our business by increasing uncertainty in demand for our products as well as increasing variability in our supply chain and manufacturing productivity. The economic downturn triggered by COVID-19 also led to significantly lower demand from our customers and delays in equipment installations.

    During the three months ended July 2, 2021, demand for many of our products has continued to recover and our business has continued to stabilize. We believe that demand for our products has increased in part because end-users (such as hospitals) are making capital purchases that were previously deferred due to the uncertainty surrounding COVID-19. It remains difficult to forecast future demand and there is no guarantee that the increase in demand will continue once the current backlog has been satisfied.

While we are encouraged by the recovery that we have seen, we remain cautious as many factors remain unpredictable. In particular, new variants of the COVID-19 virus and uneven vaccination rates across the globe continue to make it difficult to forecast the trajectory and speed of any future recovery.

We continue to experience logistic, supply chain, and manufacturing challenges that we expect will continue into 2022. As economies around the world begin to recover, shortages in raw materials have become more widespread. During the three months ended July 2, 2021, we experienced shortages of materials and have used more of our inventory on hand than we have used historically. Shortages of materials, particularly micro-controller chips and associated electronic components, have caused delays in manufacturing products for our customers. In some cases, raw material shortages and delivery delays from our suppliers are communicated to us with very little advanced warning, which has caused operational and customer order fulfillment challenges. While we are dedicating significant resources to manage, mitigate, and resolve these issues, we currently expect supply chain challenges to continue to impact our ability to deliver products to our customers over the next several quarters. Increased freight charges and shipping delays have also become more common over the last few months and are expected to continue.

    During the three months ended July 2, 2021, our manufacturing facilities continued to operate with minimal disruption. In accordance with government guidelines, we have begun to modify certain COVID-19 related protocols, including social distancing and mask requirements. In the event COVID-19 cases continue an upward trajectory, we may be required to re-implement certain COVID-19 related precautions.

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

    Our X-ray imaging components are sold primarily to OEM customers, which integrate our products into their X-ray imaging systems for a variety of medical modalities. A substantial majority of medical X-ray imaging OEMs globally are our customers, and many of these have been customers for over 25 years. We believe one of the reasons for customer loyalty is that our hardware and software products are tightly integrated with our customers’ systems. We work very closely with our customers to create custom built components for their systems based on technology platforms that we have developed. Because our products are often customized for our customers’ specific equipment, it can be costly and complex for our customers to switch to another provider. Once our components are designed into our customer’s equipment, our customers will typically continue to use us to supply any replacement components and for service and support for that equipment. Some of our products are also included in product registrations for our customer’s equipment that require regulatory approval to change. In addition to sales directly to OEM customers, we also sell our products to independent service companies and distributors and directly to end-users for replacement purposes.

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

Industrial

    In our Industrial segment, we design, develop, manufacture, sell and service X-ray imaging products for use in a number of markets, including security applications for cargo screening at ports and borders and baggage screening at airports, and nondestructive testing and inspection applications used in a number of other vertical markets. Our industrial products include Linatron® X-ray linear accelerators, X-ray tubes, digital detectors and high voltage connectors. In addition, we license proprietary image-processing and detection software designed to work with other Varex products to provide packaged sub-assembly solutions to our industrial customers. Our Industrial business benefits from the research and development investment and manufacturing economies of scale on the Medical side of our business, as we continue to find new applications for our technology. Along with more favorable pricing dynamics, this allows us to generally achieve higher gross profit for industrial products relative to our Medical business. In addition, our Industrial business benefits from our long-term service agreements for our Linatron® products.

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

    The economic downturn triggered by the COVID-19 pandemic reduced the demand for X-ray imaging equipment utilized in the non-destructive testing market as manufacturers focused on cash preservation and reduced spending for capital equipment. During the three months ended July 2, 2021, we have continued to see improved conditions in this market. Separately, the unprecedented decrease in passenger air traffic has led to a decrease in demand in the security market.

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
Fiscal Year
    Our fiscal year is a 52 or 53-week period ending on the Friday nearest September 30. Fiscal year 2021 is the 52-week period ending October 1, 2021. Fiscal year 2020 was the 53-week period that ended on October 2, 2020. The fiscal quarters ended July 2, 2021 and July 3, 2020 were both 13-week periods. On a year-to-date basis, the three fiscal quarters ended July 2, 2021 and July 3, 2020 were 39 weeks and 40 weeks, respectively.
Discussion of Results of Operations for the Three Months Ended July 2, 2021 Compared to the Three Months Ended July 3, 2020
Revenues, net

	Three Months Ended
(In millions)	July 2, 2021	July 3, 2020	$ Change	% Change
Medical	$167.3	$137.6	$29.7	21.6%
Industrial	43.9	33.6	10.3	30.7%
Total revenues	$211.2	$171.2	$40.0	23.4%
Medical as a percentage of total revenues	79.2%	80.4%
Industrial as a percentage of total revenues	20.8%	19.6%
    Medical revenues increased $29.7 million primarily due to increased sales of digital detectors for dynamic imaging applications and higher sales of CT X-ray tubes.

    Industrial revenues increased $10.3 million primarily due to increased sales of digital detectors, X-ray tubes, and connectors for security and non-destructive inspection applications.

Gross Profit

	Three Months Ended
(In millions)	July 2, 2021	July 3, 2020	$ Change	% Change
Medical	$56.5	$18.0	$38.5	213.9%
Industrial	17.6	8.3	9.3	112.0%
Total gross profit	$74.1	$26.3	$47.8	181.7%
Medical gross margin	33.8%	13.1%
Industrial gross margin	40.1%	24.7%
Total gross margin	35.1%	15.4%

The increase in Medical gross profit was primarily due to the increased sales of digital detectors for dynamic imaging applications, the impacts of cost reduction measures taken by management in previous quarters and a favorable product mix in medical detectors. Also during the three months ended July 3, 2020, there was a $13 million charge for the write-down of inventory associated with discontinued products and restructuring activity. The Industrial segment gross profit increased as a result of increased sales of digital detectors for security and non-destructive inspection applications. Also during the three months ended July 3, 2020, there was a $3 million charge for the write-down of inventory associated with discontinued products and restructuring activity.
Operating Expenses

	Three Months Ended
(In millions)	July 2, 2021	July 3, 2020	$ Change	% Change
Research and development	$19.2	$19.0	$0.2	1.1%
As a percentage of total revenues	9.1%	11.1%
Selling, general and administrative	$29.2	$31.4	$(2.2)	(7.0)%
As a percentage of total revenues	13.8%	18.3%
Impairment of intangible assets	$—	$2.7	$(2.7)	(100.0)%
As a percentage of total revenues	—%	1.6%
Operating expenses	$48.4	$53.1	$(4.7)	(8.9)%
As a percentage of total revenues	22.9%	31.0%
Research and Development

    We are committed to investing in the business to support long-term growth and believe long-term research and development expenses of approximately 8% to 10% of annual revenues is the appropriate range that will allow us to innovate and bring new products to market for our global OEM customers. Research and development costs decreased to 9.1% of revenues for the third quarter of 2021 primarily due to increased revenues, cost actions and improved material cost management.
Selling, General and Administrative

    Selling, general and administrative expenses for the third quarter of 2021 decreased $2.2 million and decreased to 13.8% of total revenues primarily due to lower external audit, consulting and legal costs compared to the prior year quarter and cost reduction actions taken by management in prior quarters.
Interest and Other Expense, Net
    The following table summarizes the Company’s interest and other expense, net:

	Three Months Ended
(In millions)	July 2, 2021	July 3, 2020	$ Change
Interest expense	(10.6)	(6.9)	(3.7)
Other income (expense), net	0.2	(6.1)	6.3
Interest and other expense, net	$(10.4)	$(13.0)	$2.6

Interest and other expense, net decreased during the three months ended July 2, 2021 compared to the prior year period, primarily due to lower other expenses, net, which were partially offset by higher interest expense. Interest expense increased due to the interest related to our Convertible Notes issued during June 2020 and the issuance of our Senior Secured Notes in September 2020 which had higher interest rates. Other expense, net decreased for the three months ended July 2, 2021, compared to the three months ended July 3, 2020. Other expense, net during the three months ended July 3, 2020, consisted primarily of the impairment of certain investments in privately-held companies and an increase in the fair value of the deferred consideration related to the Direct Conversion acquisition, which did not recur during the three months ended July 2, 2021.

Taxes on Income (Loss)
    For the three months ended July 2, 2021, we recognized income tax expense of $3.1 million on a $15.3 million pre-tax income. We are unable to recognize a tax benefit for pre-tax book losses in certain foreign jurisdictions. For the three months ended July 3, 2020, we recognized income tax benefit of $11.6 million on $39.8 million of pre-tax loss. Our tax expense for the three months ended July 2, 2021 increased, compared to the prior year, primarily due to increased pre-tax income in certain jurisdictions.
Discussion of Results of Operations for the Nine Months Ended July 2, 2021 Compared to the Nine Months Ended July 3, 2020

The nine months ended July 2, 2021 and July 3, 2020 consisted of 39 weeks and 40 weeks, respectively. In the narrative text below, we do not highlight the differences between periods due to the extra week of operations in the 2020 period.

Revenues

	Nine Months Ended
(In millions)	July 2, 2021	July 3, 2020	$ Change	% Change
Medical	$463.1	$448.6	$14.5	3.2%
Industrial	128.7	119.7	9.0	7.5%
Total revenues	$591.8	$568.3	$23.5	4.1%
Medical as a percentage of total revenues	78.3%	78.9%
Industrial as a percentage of total revenues	21.7%	21.1%
    Medical revenues increased $14.5 million primarily due to increased sales of CT X-ray tubes, digital detectors for dynamic imaging applications and decreased sales of radiographic digital detectors.
    Industrial revenues increased $9.0 million due to increased sales of linear accelerators for cargo inspection and other non-destructive inspection applications, and an increase in sales of digital detectors for security and non-destructive inspection applications.
Gross Profit

	Nine Months Ended
(In millions)	July 2, 2021	July 3, 2020	$ Change	% Change
Medical	$146.3	$105.2	$41.1	39.1%
Industrial	49.6	39.8	9.8	24.6%
Total gross profit	$195.9	$145.0	$50.9	35.1%
Medical gross margin %	31.6%	23.5%
Industrial gross margin %	38.5%	33.2%
Total gross margin %	33.1%	25.5%

The increase in Medical gross profit was primarily due to a favorable mix of higher margin products and the impacts of cost reduction measures taken by management in previous quarters. Also during the nine months ended July 3, 2020, there was a $13 million charge for the write-down of inventory associated with discontinued products and restructuring activity. The Industrial gross profit increased due to a favorable mix of higher margin industrial detector products. Also during the nine months ended July 3, 2020, there was a $3 million charge for the write-down of inventory associated with discontinued products and restructuring activity.

Operating Expenses

	Nine Months Ended
(In millions)	July 2, 2021	July 3, 2020	$ Change	% Change
Research and development	$54.1	$61.6	$(7.5)	(12.2)%
As a percentage of total revenues	9.1%	10.8%
Selling, general and administrative	$94.2	$101.5	$(7.3)	(7.2)%
As a percentage of total revenues	15.9%	17.9%
Impairment of intangible assets	$—	$2.7	$(2.7)	(100.0)%
As a percentage of total revenues	—%	0.5%
Operating expenses	$148.3	$165.8	$(17.5)	(10.6)%
As a percentage of total revenues	25.1%	29.2%

 Research and Development

    We are committed to investing in the business to support long-term growth and believe long-term research and development expenses of approximately 8% to 10% of annual revenues is the appropriate range that will allow us to innovate and bring new products to market for our global OEM customers. Research and development costs decreased to 9.1% of revenues due to cost actions taken by management in previous quarters and improved material cost management.
Selling, General and Administrative

    Selling, general and administrative expenses for the nine months ended July 2, 2021, decreased to 15.9% primarily due to lower external audit, consulting and legal costs and cost actions taken by management in previous quarters.
Interest and Other Income (Expense), Net
    The following table summarizes the Company’s interest and other income (expense), net:

	Nine Months Ended
(In millions)	July 2, 2021	July 3, 2020	$ Change
Interest income	$—	$0.1	$(0.1)
Interest expense	(31.3)	(16.9)	(14.4)
Other income (expense), net	(2.5)	(4.5)	2.0
Interest and other expense, net	$(33.8)	$(21.3)	$(12.5)

    Interest and other expense, net increased during the nine months ended July 2, 2021. Interest expense increased due to the interest related to our Convertible Notes issued during June 2020 and the issuance of our Senior Secured Notes in September 2020 which had higher interest rates. Other expense, net decreased during the nine months ended July 2, 2021 as compared to the nine months ended July 3, 2020. Other expense, net during the nine months ended July 3, 2020 consisted primarily of the impairment of certain investments in privately-held companies and a decrease in the fair value of the deferred consideration related to the Direct Conversion acquisition, which did not recur during the nine months ended July 2, 2021.

Taxes on Income (Loss)

    For the nine months ended July 2, 2021, we recognized an income tax expense of $4.7 million on $13.8 million of pre-tax income. We are unable to recognize a tax benefit for pre-tax book losses in the U.S. and certain foreign jurisdictions but have recognized tax expense for profitable foreign jurisdictions. For the nine months ended July 3, 2020, the Company recognized income tax benefit of $10.9 million on $42.1 million of pre-tax loss. Our tax expense for the nine months ended July 2, 2021 increased, compared to the prior year, primarily due to pre-tax income and valuation allowances in the U.S. on credits and disallowed interest expense deductions and losses in certain foreign jurisdictions for which no benefit can be recorded.

Liquidity and Capital Resources

    We assess our liquidity in terms of our ability to generate cash to fund our operations, including working capital and investing activities. We believe that our operating cash flow, cash on our balance sheet and availability under our Asset-Based Loan ("ABL") Facility are sufficient to meet our anticipated operating cash needs for at least the next 12 months and will be sufficient to allow us to continue to invest in our existing businesses, consummate strategic acquisitions and manage our capital structure on a short and long-term basis. The maximum availability under our ABL Facility is $100.0 million; however, the borrowing base under the ABL Facility fluctuates from month-to-month depending on the amount of eligible accounts receivable, inventory, and real estate. As of July 2, 2021 the amount available under our ABL Facility was $70 million, and the ABL Facility remains undrawn. See Part II, Item 1A. “Risk Factors” for a further discussion. At July 2, 2021 we had $429.8 million in long-term debt and $32.9 million of current maturities of long-term debt, net of deferred issuance costs of $49.0 million.

On July 1, 2021, we announced, and completed on July 15, 2021, the partial redemption in the principal amount of $30 million of our $300 million 7.875% Senior Secured Notes due 2027 (the "Senior Secured Notes"), in accordance with the terms and conditions of the governing indenture. The redemption price of the redeemed notes was 103% of the principal amount of the Senior Secured Notes, plus accrued and unpaid interest from, and including, April 15, 2021 to, but excluding, the redemption date of July 15, 2021. On July 15, 2021, the Company redeemed $30 million of Senior Secure Notes by paying cash of $31.5 million, inclusive of the redemption premium and accrued interest, and recognized a $1.4 million loss related to the redemption premium and the write-off of previously recorded debt issuance costs. See Note 10. Borrowings, in the accompanying notes to our condensed consolidated financial statements for more information regarding our indebtedness.

Cash and Cash Equivalents
    The following table summarizes our cash and cash equivalents:

(In millions)	July 2, 2021	October 2, 2020	$ Change
Cash and cash equivalents	$128.3	$100.6	$27.7
Borrowings
    The following table summarizes the changes in our debt outstanding:

	July 2, 2021	October 2, 2020
(In millions, except for percentages)	Amount	Amount	$ Change
Current maturities of long-term debt
Senior Secured Notes	$30.0	$—	$30.0
Other debt	$2.9	$2.5	$0.4
Total current maturities of long-term debt	$32.9	$2.5	$30.4
Non-current maturities of long-term debt:
Asset-Based Loan	$—	$—	$—
Convertible Senior Unsecured Notes	200.0	200.0	—
Senior Secured Notes	270.0	300.0	(30.0)
Other debt	8.8	8.8	—
Total non-current maturities of long-term debt:	$478.8	$508.8	$(30.0)
Unamortized issuance costs and debt discounts
Unamortized discount - Convertible Notes	$(39.6)	$(45.5)	$5.9
Unamortized issuance costs - Convertible Notes	(4.3)	(4.9)	0.6
Unamortized issuance costs - Senior Secured Notes	(5.1)	(5.6)	0.5
Total	$(49.0)	$(56.0)	$7.0
Total debt outstanding, net	$462.7	$455.3	$7.4

Cash Flows

	Nine Months Ended
(In millions)	July 2, 2021	July 3, 2020
Net cash flow provided by (used in):
Operating activities	$42.0	$25.0
Investing activities	(12.9)	(23.2)
Financing activities	(1.3)	56.7
Effects of exchange rate changes on cash and cash equivalents and restricted cash	(0.1)	(1.0)
Net increase in cash and cash equivalents and restricted cash	$27.7	$57.5
    Net Cash Provided by Operating Activities. Cash from operating activities consists primarily of the net income (loss) adjusted for certain non-cash items, including share-based compensation, depreciation, amortization of intangible assets, deferred income taxes, income from equity investments and the effect of changes in operating assets and liabilities.
    For the nine months ended July 2, 2021, compared to the nine months ended July 3, 2020, cash provided by operating activities were as follows:
•Net income of $9.1 million compared to a loss of $(31.2) million
•Non-cash adjustments to net income (loss) of $53.1 million compared to $50.8 million
•Operating assets and liabilities activity:
◦Accounts receivable increased by $25.5 million compared to a decrease of $31.6 million,
◦Inventories decreased by $24.6 million compared to an increase of $50.1 million,
◦Prepaid expenses and other assets increased by $14.6 million compared to $7.7 million,
◦Accounts payable decreased by $6.0 million compared to an increase of $21.7 million, and
◦Accrued liabilities and other current and long-term operating liabilities increased by $1.2 million compared to $11.0 million.
    Net Cash Used in Investing Activities. Net cash used in investing activities was $12.9 million and $23.2 million for the nine months ended July 2, 2021 and July 3, 2020, respectively. The decrease in cash used in investing activities was primarily due to higher capital spending during the nine months ended July 3, 2020.
    Net Cash (Used in) Provided by Financing Activities. We used $1.3 million of cash in financing activities for the nine months ended July 2, 2021. Net cash provided by financing activity for the nine months ended July 3, 2020, was primarily due to our issuance of $200.0 million in aggregate principal amount of 4.00% unsecured convertible senior notes due 2025 (“Convertible Notes”). The net proceeds from the issuance of the Convertible Notes, after deducting transaction fees, were approximately $193.1 million. In connection with offering the Convertible Notes, we separately entered into privately negotiated convertible note hedge transactions (collectively, the “Hedge Transactions”). The Hedge Transactions cover, subject to customary anti-dilution adjustments, the number of shares of our common stock that initially underlay the Convertible Notes. We also entered into warrant transactions (collectively, the “Warrant Transactions” and, together with the Hedge Transactions, the “Call Spread Transactions”), whereby we sold warrants at a higher strike price relating to the same number of shares of our common stock that initially underlay the Convertible Notes, subject to customary anti-dilution adjustments. We used $11.2 million of the net proceeds from the issuance of the Convertible Notes to pay the cost of the Call Spread Transactions. Additionally, during the nine months ended July 3, 2020, we had borrowings under our credit agreement of $91.7 million and repayments of borrowings of $218.0 million.
Days Sales Outstanding
    Trade accounts receivable days sales outstanding (“DSO”) was 64 days at July 2, 2021 and 66 days at October 2, 2020. Our accounts receivable and DSO are impacted by a number of factors, including the timing of product shipments, collections performance, payment terms, the mix of revenues from different regions and the effects of economic instability.
Contractual Obligations
    In October 2013, we entered into an amended agreement with dpiX and other parties that, among other things, provides us with the right to 50% of dpiX’s total manufacturing capacity produced after January 1, 2014. The amended agreement requires us to pay for 50% of the fixed costs (as defined in the amended agreement), as determined at the beginning of each calendar year. In January 2021, the total fixed cost commitment was $11.6 million for calendar year 2021. As of July 2, 2021, we estimate that we have fixed cost commitments of $5.8 million related to this amended agreement through the remainder of calendar year 2021. The amended agreement will continue unless the ownership structure of dpiX changes (as defined in the amended agreement).

    In October 2015, pursuant to a Domination and Profit and Loss Transfer Agreement (the “MeVis Agreement”), we committed to pay the noncontrolling shareholders of MeVis an annual recurring net compensation of €0.95 per MeVis share. The annual net payment will continue for the life of the MeVis Agreement, which we anticipate will continue for as long as we remain as the controlling shareholder of MeVis. As of July 2, 2021, noncontrolling shareholders together held approximately 0.5 million shares of MeVis, representing 26.3% of the outstanding shares.
    During the third quarter of fiscal year 2020, we entered into a purchase agreement with a supplier to acquire certain equipment and intellectual property from the supplier that is utilized to manufacture X-ray cables utilized in our products. As of July 2, 2021, there has been no transfer of control of the underlying equipment. This acquisition is expected to be completed during the 2021 fiscal year and the total consideration to be paid by us for the acquired assets is expected to be ¥1,084.7 million or approximately $9.7 million.
Contingencies
    From time to time, the Company is a party to or otherwise involved in legal proceedings, claims and government inspections or investigations, customs and duty audits, other contingency matters, both inside and outside the United States, arising in the ordinary course of its business or otherwise. The Company accrues amounts for probable losses, to the extent they can be reasonably estimated, that it believes are adequate to address any liabilities related to legal proceedings and other loss contingencies that the Company believes will result in a probable loss (including, among other things, probable settlement value). A loss or a range of loss is disclosed when it is reasonably possible that a material loss will be incurred and can be estimated or when it is reasonably possible that the amount of a loss, when material, will exceed the recorded provision. The Company did not have any material contingent liabilities as of July 2, 2021 and October 2, 2020. Legal expenses are expensed as incurred.
Off-Balance Sheet Arrangements
    In conjunction with the sale of our products in the ordinary course of business, and consistent with industry practice, we provide standard indemnification of business partners and customers for losses suffered or incurred for property damages, death and injury and for patent, copyright or any other intellectual property infringement claims by any third parties with respect to our products. The terms of these indemnification arrangements are generally perpetual. Except for losses related to property damages, the maximum potential amount of future payments we could be required to make under these arrangements is unlimited. As of July 2, 2021, we have not incurred any material costs to defend lawsuits or settle claims related to these indemnification arrangements. As a result, we believe the estimated fair value of these arrangements is minimal.
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
Backlog
    Backlog is the accumulation of all orders for which revenues have not been recognized and are still considered valid. Backlog also includes a small portion of billed service contracts that are included in deferred revenue. Our estimated total backlog at July 2, 2021 was approximately $259 million. The Company expects to recognize this backlog as revenue over the next 12 months; however, orders may be revised or canceled, either according to their terms or as customers’ needs change. Consequently, it is difficult to predict with certainty the amount of backlog that will result in revenues.
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
Credit and Counterparty Risk
    We use a centralized approach to manage substantially all of our cash and to finance our operations. Our cash and cash equivalents may be exposed to a concentration of credit risk, and we may also be exposed to credit risk and interest rate risk to the extent that we enter into credit facilities.
    We perform ongoing credit evaluations of our customers, and we maintain what we believe to be strong credit controls in evaluating and granting customer credit, including performing ongoing evaluations of our customers’ financial condition and creditworthiness and often using letters of credit and requiring certain industrial customers to provide a down payment.
Interest Rate Risk
    Borrowings under our ABL Facility bear interest at floating interest rates. At July 2, 2021, we had no borrowings subject to floating interest rates. See Note 10. Borrowings, of the notes to our condensed consolidated financial statements for further information.
Commodity Price Risk
    We are exposed to market risks related to volatility in the prices of raw materials used in our products. The prices of these raw materials fluctuate in response to changes in supply and demand fundamentals and our product margins and level of profitability tend to fluctuate with changes in these raw materials prices. We try to protect against such volatility through various business strategies. During the three months ended July 2, 2021, we did not have any commodity derivative instruments in place to manage our exposure to price changes.

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

    The Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), with assistance from other members of management, have evaluated the effectiveness of our disclosure controls and procedures as of July 2, 2021, and based on their evaluation, the CEO and CFO have concluded that the disclosure controls and procedures were not effective as of such date due to the material weaknesses in internal control over financial reporting that were disclosed in our Annual Report on Form 10-K for the fiscal year ended October 2, 2020 and continue to exist as of July 2, 2021.

Changes in Internal Control Over Financial Reporting

    During the quarter ended July 2, 2021, we continue to devote substantial effort to remediating the identified material weaknesses. Other than the implementation of the remediation measures described below, there were no other changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Previously Identified Material Weaknesses

    As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended October 2, 2020, we took further actions as part of our remediation plan to address the material weaknesses disclosed therein. We are continuing to enhance our overall control environment through the following:

•Control Environment: We continue to invest significantly in the quality of our accounting talent including management, technical, process improvement and financial system roles. Specifically, during the third quarter of fiscal year 2021, we continued addressing deficiencies identified in our Control Environment by developing a comprehensive internal finance training program to ensure that the team has the requisite knowledge to create and maintain the proper environment for effective internal control over financial reporting. While significant progress has been made in response to the material weakness, additional time is needed to demonstrate sustainability as it relates to our internal control over financial reporting and improvements made to our complement of resources.
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

    Because the reliability of the internal control process requires repeatable execution, the successful remediation of these material weaknesses will require review and evidence of operating effectiveness prior to concluding that the controls are effective, and there is no assurance that additional remediation steps will not be necessary. As such, as we continue to evaluate and work to improve our internal control over financial reporting, our management may decide to take additional measures to address the material weaknesses or modify the remediation steps already underway. Although significant progress has been made, the previously identified material weaknesses continue to exist as of July 2, 2021, and will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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
•Supply chain disruptions, including the loss of a supplier, and any inability to obtain supplies of important components has impacted our ability to manufacture products and caused product delivery delays and may continue to do so.
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
    The pandemic caused by the spread of COVID-19 has created significant volatility, uncertainty and economic disruption. Emerging variants and uneven vaccination rates across the globe could lead to additionally volatility, uncertainty, and economic disruption.

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

    Disruption in manufacturing, distribution, supply chain and other operations. In addition to adversely affecting demand for our products, COVID-19 and associated economic disruptions have had and we believe will continue to have an adverse impact on our manufacturing capacity, supply chains and distribution systems, including as a result of impacts associated with shortages in obtaining materials used to make our products and preventive and precautionary measures that we, other businesses, and governments are taking. For example, at our manufacturing facility in the Philippines, many employees had significant difficulty getting to work, which caused the facility to operate at a decreased capacity and caused us to shift some manufacturing to another location. A reduction or interruption in any of our manufacturing processes could have a material adverse effect on our business. Due to global economic conditions, supply chain logistics have become more challenging and could remain challenging and result in higher costs and efforts. We have experienced difficulties in obtaining materials used to build our products and these difficulties have impacted our ability to deliver finished products to our customers. We believe that supply chain challenges will continue in the future, and if our actions to mitigate such challenges are not successful, material shortages could cause us to temporarily stop production of certain products. Production delays could have a material adverse effect on our business and results of operations. In addition, our ability to move unfinished goods and finished products around the world have been impacted by the decreased availability of global transportation networks and increased costs. In addition, regulatory approvals for certain of our products may continue to be delayed due to COVID-19 related closures.

Varex sells its products and services to a limited number of OEM customers, many of which are also its competitors, and a reduction in or loss of business of one or more of these customers may materially reduce its sales.
    Varex had one customer during the three months ended July 2, 2021 that accounted for 17% of its revenue. Varex’s ten largest customers as a group accounted for approximately 52% and 56% of its revenue for the three months ended July 2, 2021 and July 3, 2020, respectively. Varex’s ten largest customers as a group accounted for approximately 51% and 53% of its revenue for the nine months ended July 2, 2021 and July 3, 2020, respectively.
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
    Varex conducts business globally. Revenues generated from customers located outside the United States accounted for approximately 70% and 67% of Varex’s total revenues for the three months ended July 2, 2021 and July 3, 2020, respectively. Revenues generated from customers located outside the United States accounted for approximately 67% and 67% of Varex’s total revenues for the nine months ended July 2, 2021 and July 3, 2020, respectively. As a result, Varex must provide significant service and support globally. Varex intends to continue to expand its presence in international markets and expects to expend significant resources in doing so. Varex cannot be sure that it will be able to meet its sales, service, and support objectives or obligations in these international markets or recover its investment in these international markets. Varex’s future results could be harmed by a variety of factors, including:
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
    Supply chain disruptions have had, and will likely continue to have, an impact on Varex’s ability to manufacture its products. Varex has experienced delays in receiving materials used to make its products due both to material shortages and shipping delays. These delays are likely to continue. In recent months, material shortages have increased and if not timely remedied, these material shortages could cause us to temporarily stop production of certain products. If Varex is unable to obtain the materials necessary to make its products or must pay more for those materials, it could have a material adverse effect on Varex’s business and financial results.

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

    As of July 2, 2021, Varex’s total combined indebtedness was approximately $511.7 million. The borrowings under Varex’s unsecured convertible senior notes due 2025 (the “Convertible Notes”) bear interest at a fixed rate of 4.00% and borrowings under Varex’s senior secured notes due 2027 (the “Senior Secured Notes”) bear interest at a fixed rate of 7.875%.

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

    We and our subsidiaries may be able to incur substantial indebtedness in the future. As of July 2, 2021, we had approximately $100 million of additional available borrowing capacity (subject to borrowing base availability) under the new revolving credit agreement that we entered into on September 30, 2020 (the “Asset-Based Loan”, or "ABL Facility"). There is no guarantee that our borrowing base availability under the ABL Facility will be sufficient to allow us to borrow the maximum amount permitted under the ABL Facility. In addition to any amounts that might be available to us for borrowing under the ABL Facility, subject to certain conditions, we will have the right to request an increase of aggregate commitments under the ABL Facility by an aggregate amount of up to $75 million by obtaining additional commitments either from one or more of the lenders under the ABL Facility or other lending institutions.

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

    In the past year, Varex's stock price has ranged from a low of $10.37 to a high of $28.25. Varex cannot guarantee that an active trading market will be sustained for its common stock. Nor can Varex predict the prices at which shares of its common stock may trade. Varex has experienced and expects in the future to experience fluctuations in its operating results, including revenues and margins, from period to period. These fluctuations may cause Varex’s stock price to be volatile, which could cause losses for its stockholders.

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

VAREX IMAGING CORPORATION

Date:	August 4, 2021	By:	/s/ SHUBHAM MAHESHWARI
Shubham Maheshwari
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)