Form 10-K
period 2021-10-01
Varex Imaging Corp
filed 2021-11-19
CIK 1681622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-K
 ____________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended October 1, 2021
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

As of April 2, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of the registrant’s common stock held by non-affiliates of the registrant (based upon the closing sale price of such shares on the NASDAQ Global Select Market on April 2, 2021) was approximately $584.8 million. Shares of the registrant’s common stock held by the registrant’s executive officers and directors and by each entity that owned 10% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of November 8, 2021, there were 39.5 million shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Portions of registrant’s proxy statement relating to registrant’s 2022 annual meeting of stockholders have been incorporated by reference in Part III of this annual report on Form 10-K.

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
    Statements concerning: supply chain and logistic challenges; cost increases; the impact of the ongoing coronavirus ("COVID-19") pandemic on the global economy or the Company; industry or market segment outlook; market acceptance of or transition to new products or technology such as advanced X-ray tube and digital flat panel detector products; growth drivers; future orders, revenues, backlog, earnings or other financial results; and any statements using the terms “believe,” “expect,” “anticipate,” “can,” “should,” “would,” “could,” “estimate,” “may,” “intended,” “potential,” and “possible” or similar statements are forward-looking statements that involve risks and uncertainties that could cause our actual results and the outcome and timing of certain events to differ materially from those projected or management’s current expectations.
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

Summary of Principal Risk Factors
    Investing in our common stock involves risks. See Item 1A. “Risk Factors” beginning on page 14 of this Annual Report for a discussion of the following principal risks and other risks that make an investment in Varex speculative or risky:

•Supply chain and logistic challenges and disruptions, including increased difficulty in obtaining supplies of important components, and increasing costs have impacted our ability to manufacture products, have caused product delivery delays, and have increased our manufacturing costs. These challenges and disruptions are likely to continue throughout our 2022 fiscal year.
•It has become more difficult to attract and retain employees, which has impacted, and is likely to continue to impact, our ability to manufacture products.
•We sell products and services to a limited number of original equipment manufacturers (“OEMs”) customers, many of which are also competitors, and a reduction in or loss of business of one or more of these customers may materially reduce our sales.
•We may not be able to accurately predict customer demand for our products, which is subject to matters beyond our control.
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
•A disruption at our manufacturing facilities, as well as fluctuating manufacturing costs, could materially and adversely affect our business.
•Our operations, cash flow, and financial position, and the demand for our security, industrial and inspection products, have been adversely impacted, and in the future could continue to be adversely impacted by the COVID-19 pandemic and associated economic disruptions.
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
•Our Asset-based Loan Credit Facility and our indentures impose significant operating and financial restrictions that may limit current and future operating flexibility, and make it difficult to respond to economic or industry changes or to take certain actions, which could harm our long-term interest.
•Potential indemnification liabilities to Varian, a Siemens Healthineers Company ("Varian"), could materially and adversely affect our business, financial condition, results of operations, and cash flows.

PART I

Item 1. Business
Overview
    Varex Imaging Corporation is a leading innovator, designer and manufacturer of X-ray tubes, digital detectors, linear accelerators and other image software processing solutions, which are critical components in a variety of X-ray based imaging equipment. Our components are used in medical diagnostic imaging, security inspection systems, and industrial quality inspection systems, as well as for analysis and measurement applications in industrial manufacturing applications. Global OEMs incorporate our X-ray imaging components in their systems to detect, diagnose, protect and inspect. Varex has approximately 2,100 full-time employees, located at engineering, manufacturing and service center sites in North America, Europe, and Asia.
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

Operating Segments and Products
    We have two reportable operating segments: Medical and Industrial. The segments align our products and service offerings with customer use in medical and industrial markets.
Medical
    In our Medical segment, we design, manufacture, sell and service X-ray imaging components, including X-ray tubes, digital detectors, high voltage connectors, image-processing software and workstations, 3D reconstruction software, computer-aided diagnostic software, collimators, automatic exposure control devices, generators, heat exchangers, ionization chambers and buckys. These components are used in a range of medical imaging applications including CT, mammography, oncology, cardiac, surgery, dental, and other diagnostic radiography uses.
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

Once our components are designed into our customers' equipment, our customers will typically continue to buy from us for any replacement components and for service and support for that equipment. Some of our products are also included in product registrations for our customers' equipment that require regulatory approval to change. In addition to sales to OEM customers, we sell our products to independent service companies and distributors as well as directly to end-users for replacement purposes.
    We are one of the largest global manufacturers of X-ray components and each year we produce over 27,000 X-ray tubes and 20,000 X-ray detectors. We estimate that our world-wide installed base of products includes more than 150,000 X-ray tubes, 150,000 X-ray detectors, 300,000 connect and control components and 15,000 software instances. Replacement and service of our existing installed base makes up a significant portion of our revenue. Many of our components need to be replaced regularly depending upon usage and other factors. For example, CT X-ray tubes generally need to be replaced every 2 to 4 years. In China, the replacement cycle for CT X-ray tubes can be as frequent as every 6 to 12 months due to high utilization of imaging equipment. Other products such as X-ray detectors have a useful life of as much as 7 years or more, but can require more frequent service and repairs during their useful life. In addition, our detector customers often elect to upgrade products to newer technology before the end of a current product’s useful life. X-ray imaging software is a relatively small part of our business and includes maintenance revenue for software licenses.
    The COVID-19 pandemic had a significant effect on hospitals, clinics and outpatient imaging centers as they encountered declines in elective procedures volume. As a result, they reduced the capital purchases of imaging equipment from OEMs, which led to lower demand for X-ray imaging components for us. Additionally, equipment installations were delayed, due to reduced access to healthcare institutions. Partially offsetting this was an increased demand for imaging equipment used to diagnose respiratory diseases, such as radiographic X-ray imaging systems and CT imaging systems. The Company has experienced growth in demand for its products as health systems globally have continued to address healthcare services gaps. However, the Company is not able to convert all the demand into sales due to on-going supply chain related interruptions and uncertainties, particularly with the availability of semiconductor and other electronic components. As a result, uncertainty in overall sales volume is expected to continue into calendar year 2022.
    In China, the government is broadening the availability of healthcare services. As a result, the number of diagnostic X-ray imaging systems, including CT, has grown significantly. We are developing CT X-ray tubes and related subsystems for Chinese OEMs as they introduce new systems in China. Over the long-term, our objective is to become the partner of choice both for OEMs and in the replacement market as CT systems become more widely adopted throughout the Chinese market. In China, despite a COVID-19 related slowdown in the beginning of the year, demand for our products has returned, and full fiscal year 2021 results for China exceeded our pre-pandemic expectations.
    In recent years our business in China has been impacted by the trade war with the United States in three principal ways: (1) imports of raw materials from China to the U.S. have become more expensive, (2) imports of raw materials and sub-assemblies from the U.S. to China have become more expensive, and (3) importing finished U.S. manufactured products into China have become more difficult and expensive. In order to mitigate the impact of tariffs on materials imported from China, we have implemented changes to secure more non-China sources of materials used to manufacture our X-ray imaging products. With respect to imports into China, the additional tariffs imposed by the Chinese government have led to a decrease in sales of radiographic detector manufactured in the U.S. To help address these issues, and to be closer to our global customer base, we continue to expand manufacturing capabilities at our facilities in China, Germany and the Philippines. We have also implemented local sourcing strategies to offer local content. This local-for-local strategy has been well received by both our local customers as well as global OEMs, and acts as a natural hedge against trade wars and other potential supply chain disruptions.
Industrial
    In our Industrial segment, we design, develop, manufacture, sell and service X-ray imaging products for use in a number of markets, including security applications for cargo screening at ports and borders, baggage screening at airports, and nondestructive testing and inspection applications used in a number of other markets. Our Industrial products include Linatron® X-ray linear accelerators, X-ray tubes, digital detectors and high voltage connectors. In addition, we license proprietary image-processing and detection software designed to work with other Varex products to provide packaged sub-assembly solutions to our Industrial customers. Our Industrial business benefits from the research and development investment and manufacturing economies of scale on the Medical side of our business, as we continue to find new applications for our technology. Along with more favorable pricing dynamics, this allows us to generally achieve higher gross profit for industrial products relative to our Medical business. In addition, our Industrial business benefits from our long-term service agreements for our Linatron® products.
    The security market primarily consists of cargo security for the screening of trucks, trains, and cargo containers at ports and borders as well as airport security for carry-on baggage, checked baggage and palletized cargo. The end customers for border protection systems are typically government agencies, many of which are in oil-based economies and war zones where there can be significant variation in buying patterns.
    Non-destructive testing and inspection markets utilize X-ray imaging to scan items for inspection of manufacturing defects and product integrity in a wide range of industries including the aerospace, automotive, electronics, oil and gas, food packaging, metal castings and 3D printing industries. In addition, new applications for X-ray sources are being developed, such as sterilization of food and its packaging. We provide X-ray sources, digital detectors, high voltage connectors and image processing software to OEM customers, system integrators and manufacturers in a variety of these markets. We believe that the nondestructive testing market represents a significant growth opportunity for our business, and we are actively pursuing new potential applications for our products.
    The economic downturn triggered by the COVID-19 pandemic reduced the demand for X-ray imaging equipment utilized in the non-destructive testing market as manufacturers focused on cash preservation and reduced spending for capital equipment. During the twelve months ended October 1, 2021, we have continued to see improved conditions in this market. Separately, the unprecedented decrease in passenger air traffic led to a decrease in demand in the security market for carry-on baggage and checked baggage.
Customers
    Our customers are primarily large OEMs. Our top five customers, measured by revenue, are Canon Medical Systems Corporation (“Canon”), General Electric Company, Elekta AB, United Imaging Healthcare and Varian Medical Systems, Inc., which collectively accounted for approximately 39% of total revenue in fiscal year 2021. Our largest customer, Canon, accounted for approximately 18%, 21% and 17% of our total revenue for fiscal years 2021, 2020, and 2019, respectively, while our ten largest customers as a group accounted for approximately 51%, 52% and 51% of our revenue for fiscal years 2021, 2020 and 2019, respectively.

Competition
    The imaging components market is highly competitive. OEMs may choose to develop and manufacture X-ray imaging components in-house or they may choose to out-source to a supplier such as Varex or our competitors. Our success depends upon our ability to anticipate changes in our markets, the direction of technological innovation and the demand from our customers. To remain competitive, we must continually invest in research and development focused on innovation, improve product performance and quality, and continue to reduce the cost of our imaging components. Significant capital investment is required to manufacture imaging components. We believe we have sufficient manufacturing scale to leverage our high volume to reduce overall costs by spreading fixed costs over more units.

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
    The market for digital detectors is highly competitive. We sell our digital detectors to a number of OEM customers that incorporate our detectors into their medical diagnostic, oncology, 3D dental and veterinary imaging systems. Our amorphous silicon based digital detector technology, our photon counting technology and our complementary metal-oxide-semiconductor technology competes with other detector technologies, such as amorphous selenium, charge-coupled devices and variations of amorphous silicon scintillators. We believe that our products provide a competitive advantage due to product quality and performance and lower total cost of ownership over the product lifecycle. In the digital flat panel detector market, we primarily compete against Trixell S.A.S., Canon, Vieworks Co., Ltd., Hamamatsu Corporation, iRay Technology (Shanghai) Limited and Jiangsu CareRay Medical Systems Co., Ltd.

Industrial
    In the low-energy market of the Industrial segment, we compete with other OEM suppliers, such as iRay, Teledyne, Nuctech Company Limited (“Nuctech”) and Comet AG. While there are other manufacturers of low-energy X-ray tubes and digital detectors for specialized and niche industrial applications, our products are designed for a broad range of applications in inspection, analysis, and non-destructive testing. In the high-energy market, we compete against technologies from Nuctech, Siemens AG, ETM Electromatic Inc., and Foton Ltd., whose X-ray sources are used in applications that include cargo and container scanning, border security, aerospace applications, castings and pressure vessel inspections.

Customer Services and Support
    We generally warranty our products for 12 to 24 months. In certain cases, the warranty is specified by usage metrics such as number of scans. We provide technical advice and consultation to major OEM customers from our U.S. offices in Utah, California, Nevada, New York and Illinois; and internationally in the Philippines, China, the Netherlands, Germany, France, Sweden, Switzerland, the United Kingdom, Italy and Japan. Our application specialists and engineers make recommendations to meet the customer’s technical requirements within the customer’s budgetary constraints. We often develop specifications for a unique product that will be designed and manufactured to meet a specific customer’s requirements.

Manufacturing and Supplies
    We manufacture our products at facilities in Salt Lake City, Utah; Las Vegas, Nevada; Liverpool, New York; Franklin Park, Illinois; Doetinchem, the Netherlands; Walluf and Bremen, Germany; Espoo, Finland; Calamba City, Philippines; and Wuxi, China. These facilities employ state-of-the-art manufacturing techniques and several have been recognized by the press, governments and trade organizations for their commitment to quality improvement. Each of these manufacturing facilities are certified by International Standards Organization (“ISO”) under ISO 9001 (for industrial products) or ISO 13485 (for medical devices). In addition, we have a regional service center in Willich, Germany. The combined medical and industrial manufacturing infrastructure enables us to leverage production scale to achieve productivity and low cost advantage as well as research and development synergies.
    Manufacturing processes at our various facilities include machining, fabrication, subassembly, system assembly and final testing. We have invested in various automated and semi-automated equipment for the fabrication and machining of the parts and assemblies that we incorporate into our products. We may, from time to time, invest further in such equipment. Our quality assurance program includes various quality control measures from inspection of raw materials, purchased parts and assemblies through in-line inspection. In some cases, we outsource the manufacturing of sub-assemblies while still performing system design, final assembly and testing in-house. In such cases, we believe outsourcing enables us to reduce or maintain fixed costs and capital expenditures, while also providing the flexibility to increase production capacity. We purchase material and components from various suppliers that are either standard products or customized to our specifications. Some of the components included in our products may be sourced from a limited group of suppliers or from a single source supplier, such as the wave guides for linear accelerators; transistor arrays and cesium iodide coatings for digital detectors and specialized integrated circuits, X-ray tube targets, housings, bearings and various other components. We require certain raw materials, such as copper, nickel, silver, gold, lead, tungsten, iridium, rhenium, molybdenum, rhodium, niobium, zirconium, and various high grades of steel alloy for X-ray tubes and industrial products. Worldwide demand, availability and pricing of these raw materials have been volatile, and we expect that availability and pricing will continue to fluctuate in the future.

Research and Development
    Innovation and developing products, systems and services based on advanced technology is essential to our ability to compete effectively in the marketplace. We maintain a research and development and engineering staff responsible for product design and engineering.
    Research and development are primarily conducted domestically at our facilities in Salt Lake City, Utah; San Jose, California; Las Vegas, Nevada; Liverpool, New York; and Franklin Park, Illinois and internationally at our facilities in the Netherlands, UK, Sweden and Germany. Our research and development activities are primarily focused on developing and improving imaging component technology. Current X-ray source development areas include smaller footprint linear accelerators, improvements to tube life and tube stability, reductions of tube noise and tube designs that will enable OEMs to continue to reduce dose delivered, and improve image resolution, cost effectively. Research in digital detector imaging technology is aimed at developing new panel technologies (such as photon counting) with better dose utilization, improved image quality and materials discrimination, lower product costs and new image processing tools for advanced applications.
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

Government Regulation

U.S. Regulations
    Laws governing marketing a medical device. In the United States, as a manufacturer and seller of medical devices and devices emitting radiation or utilizing radioactive by-product material, we and some of our suppliers and distributors are subject to extensive regulation by federal governmental authorities, such as the U.S. Food and Drug Administration (the “FDA”), the Nuclear Regulatory Commission (“NRC”), and state and local regulatory agencies, to ensure the devices are safe and effective and comply with laws governing products which emit, produce or control radiation. Similar international regulations apply overseas. These regulations, which include the U.S. Food, Drug and Cosmetic Act (the “FDC Act”) and regulations promulgated by the FDA, govern, among other things, the design, development, testing, manufacturing, packaging, labeling, distribution, import/export, sale and marketing and disposal of medical devices, post market surveillance and reporting of serious injuries and death, repairs, replacements, recalls and other matters relating to medical devices, radiation emitting devices and devices utilizing radioactive by-product material. State regulations are extensive and vary from state to state. Our X-ray tube products, imaging workstations and flat panel detectors are considered medical devices. Under the FDC Act, each medical device manufacturer must comply with quality system regulations that are strictly enforced by the FDA.
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
    The laws and regulations and their enforcement are constantly undergoing change, and we cannot predict what effect, if any, changes to these laws and regulations may have on our business. For example, national and state laws regulate privacy and may regulate our use of data. Furthermore, HIPAA was amended by the Health Information Technology for Economic and Clinical Health Act to provide that business associates who have access to patient health information provided by hospitals and healthcare providers are now directly subject to HIPAA, including the associated enforcement scheme and inspection requirements.

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
    Marketing a medical device internationally. For us to market our products internationally, we must obtain clearances or approvals for products and product modifications. We are required to affix the CE mark to our products to sell them in member countries of the European Union (“EU”). The CE mark is an international symbol of adherence to certain essential principles of safety and effectiveness, which once affixed enables a product to be sold in member countries of the EEA. The CE mark is also recognized in many countries outside the EU, such as Finland and Norway and can assist in the clearance process. To receive permission to affix the CE mark to our medical devices products, we must obtain approvals and Quality System certification, e.g., ISO 13485, through an accredited Notified Body and must otherwise have a quality management system that complies with the EU Medical Device Directive superseded by the EU MDR-Medical Device Regulations in May 2021. The ISO promulgates standards for certification of quality assurance operations. We are certified as complying with the ISO 9001 for our security and inspection products and ISO 13485 for our medical devices. Several Asian countries, including Japan and China, have adopted regulatory schemes that are comparable, and in some cases more stringent, than the EU scheme. To import medical devices into Japan, the requirements of the Japanese Pharmaceutical and Medical Device Act must be met and an approval to sell medical products in Japan, must be obtained. Similarly, a registration certification issued by the National Medical Products Administration and a China Compulsory Certification mark for certain products are required to sell medical devices in China. Obtaining such certifications on our products can be time-consuming and can cause us to delay marketing or sales of certain products in such countries. Similarly, prior to selling a device in Canada, manufacturers of Class II devices must obtain a medical device license from Health Canada. Additionally, many countries have laws and regulations relating to radiation and radiation safety that apply to our products. In most countries, radiological regulatory agencies require some form of licensing or registration by the facility prior to acquisition and operation of an X-ray generating device or a radiation source. The handling, transportation and recycling of radioactive metals and source materials are also highly regulated.
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
    Transparency International’s 2020 Corruption Perceptions Index measured the degree to which public sector corruption is perceived to exist in 180 countries/territories around the world and found that two-thirds of the countries in the index, including many that we consider to be high-growth areas for our products, such as China and India, scored below 50, on a scale from 100 (very clean) to 0 (highly corrupt). We currently operate in many countries where the public sector is perceived as being more or highly corrupt and our strategic business plans include expanding our business in regions and countries that are rated as higher risk for corruption activity by Transparency International.
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

    We generally rely on a combination of patents, copyrights, trademarks, trade secret and other laws, and contractual restrictions on disclosure, copying and transferring title, including confidentiality agreements with vendors, strategic partners, co-developers, employees, consultants and other third parties, to protect our proprietary rights in the developments, improvements and inventions that we have originated and which are incorporated in our products or that fall within our fields of interest. As of October 1, 2021, we own over 275 patents issued in the United States, over 400 patents issued throughout the rest of the world and had approximately another 150 patent applications pending with various patent agencies worldwide. The patents and patents issuing from the pending applications generally expire between 2021 and 2040. We intend to file additional patent applications as appropriate. We have trademarks, both registered and unregistered, that are maintained and enforced to provide customer recognition for our products in the marketplace. We also have agreements with third parties that provide for licensing of patented or proprietary technology, including royalty-bearing licenses and technology cross-licenses. These licenses generally can only be terminated for breach. See Item 1A. “Risk Factors - Risks Relating to our Intellectual Property and Information Systems.”
    In conjunction with the January 2017 separation from Varian, we entered into an Intellectual Property Matters Agreement with Varian, pursuant to which, among other things, we each granted the other licenses to use certain intellectual property.

Environmental Matters
    Our operations and facilities, past and present, are subject to environmental laws, including laws that regulate the handling, storage, transport and disposal of hazardous substances. Certain of those laws impose cleanup liabilities under certain circumstances. In connection with those laws and certain of our past and present operations and facilities, we are obligated to indemnify Varian for 20% of the cleanup liabilities related to prior corporate restructuring activities while a division of Varian and fully indemnify Varian for other liabilities arising from the operations of the business transferred to it as part of those activities. Those include facilities sold as part of Varian’s electron devices business in 1995 and thin film systems business in 1997. The U.S. Environmental Protection Agency (“EPA”) or third parties have named Varian as a potentially responsible party under the amended Comprehensive Environmental Response Compensation and Liability Act of 1980 (“CERCLA”), at sites to which Varian or the facilities of the businesses sold in 1995 and 1997 were alleged to have shipped waste for recycling or disposal (the “CERCLA sites”). We anticipate that we will be obligated to reimburse Varian for 20% of the liabilities of Varian related to these CERCLA sites (after adjusting for any insurance proceeds or tax benefits received by Varian). In connection with the CERCLA sites, to date Varian has been required to pay only a small portion of the total cleanup costs and we anticipate that any reimbursement to Varian in the future will not be material. As of October 1, 2021, we had an existing environmental liability of approximately $0.6 million, net of expected insurance proceeds, related to the CERCLA sites.

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
    As of October 1, 2021, we had approximately 2,100 full-time and part-time employees worldwide. None of our employees based in the United States are unionized or subject to collective bargaining agreements. Employees based in some foreign countries may, from time to time, be represented by works councils or unions or subject to collective bargaining agreements. We consider our relations with our employees to be good.
    As part of our people management strategy, we monitor employee morale and our market reputation. To better understand how to measure the effectiveness of our people management strategy, and to establish a baseline understanding of employee loyalty and retention, we solicit feedback from our employees in the form of an employee net promoter survey. The results of this survey are aggregated, and we hold meetings with employees to share and discuss areas of improvement. We believe this is an effective process to inform how future decisions are made in order to improve employee morale and engagement.

Total Rewards
    We invest in our workforce by offering a competitive total rewards package that includes a combination of salaries and wages, health and wellness benefits, equity incentives, retirement benefits, and educational benefits. We strive to offer competitive total rewards package that is responsive to local needs. In the United States, where our largest employee base resides, our benefits for eligible employees have included:

•Affordable health insurance coverage available to full-time employees;
•Tuition reimbursement up to a specified dollar amount on an annual basis;
•Matching contributions to a tax-qualified defined contribution savings ("401(k)") plan, on a dollar-for-dollar basis up to four percent of the employee’s base compensation;
•An employee assistance program; and
•Training and development programs designed to help employees improve workplace performance.
    Approximately 90% of our eligible employees participate in our 401(k) plan, which positions us as a top performer among similarly situated companies. In addition, in an effort to further align the interests of our employees with our stockholders, we have an equity-based incentive plan that provides for the grant of nonqualified stock options and restricted stock units to directors, officers and other eligible employees. Additionally, to create performance incentives and to encourage share ownership by our employees, we have implemented an employee stock purchase plan, which enables eligible employees to purchase our common stock at a discount through payroll contributions.
    During fiscal year 2020, due to the impact of COVID-19 on our business, it was necessary to modify or freeze certain benefits historically provided to our employees, such as 401(k) plan matching contributions and tuition reimbursements. During the second half of fiscal year 2021, we reinstated both the 401(k) matching contributions and tuition reimbursement program.

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
    Because our business involves the manufacture of physical products, many of our employees are unable to work from home. In an effort to keep our employees safe and to maintain operations during the COVID-19 pandemic, we have implemented a number of new health-related measures, including social-distancing, restrictions on visitors to our facilities, limiting in-person meetings and other gatherings, and providing employees with additional time-off for COVID-19 related absences. As COVID-19 vaccinations became available we incentivized our employees to become vaccinated, and then discontinued additional time-off programs in June 2021. In September 2021, we made the decision to bring non-essential workers back to facilities in the U.S., at the time of the decision we estimated that 72% of the workforce had been vaccinated based on vaccine incentive payments. In addition, we implemented a hybrid-office work program where non-essential employees could work a portion of the workweek from a home office if approved by their leadership to encourage social distancing.

Diversity and Inclusion
    As one of our values states “we embrace equality,” and are committed to a diverse and inclusive workplace that is respectful to all. Some of our initiatives include providing scholarships to the Society of Women Engineers ("SWE") and science, technology, engineering, and mathematics ("STEM") programs, regularly analyzing pay equity, and engaging in on-campus events that increase our exposure to diverse populations to promote diversity in our hiring. We do not tolerate discrimination and harassment, and we expect our teams to conduct themselves ethically at all times in accordance with Varex’s Code of Conduct.

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
    Sunny S. Sanyal, 57, has served as President, Chief Executive Officer, and Director since January 2017. Prior to the separation of Varex from Varian, Sunny served as senior vice president and president of Varian’s Imaging Components business for Varian since February 2014. Prior to joining Varian in 2014, Sunny was chief executive officer of T-System, a privately held company providing information technology solutions and services to hospitals and urgent care facilities. He also served as president of McKesson Provider Technologies, where he led the company to significant market expansion with its clinical software, medical imaging technology, and services solutions. Sunny has held executive positions at GE Healthcare, Accenture, and IDX Systems. He received a Master of Business Administration ("MBA") from Harvard Business School, a Master of Science in industrial engineering from Louisiana State University, and a Bachelor of Engineering in electrical engineering from the University of Bombay.
    Shubham Maheshwari, 50, has served as Chief Financial Officer ("CFO") since July 2020. Shubham (Sam) joined Varex from SiFive, Inc., a leading provider of hardware and software solutions for developing RISC-V based processors and semiconductor chips, where he served as CFO. Before SiFive, Sam served for six years as CFO, and later as CFO and COO, of Veeco Instruments Inc. (Nasdaq: VECO), a manufacturer of semiconductor process equipment. Previous notable positions include Senior Vice President, Finance for semiconductor company Spansion, Inc., where he helped lead the company through its restructuring and IPO in 2010, and more than 10 years in various senior positions, including Vice President of M&A and Corporate Controller, at KLA-Tencor Corp., a global semiconductor equipment company. Sam holds an MBA in Finance from Wharton, and a bachelor’s degree in chemical engineering from the Indian Institute of Technology, Delhi.
    Kimberley E. Honeysett, 50, has served as Senior Vice President, General Counsel, and Corporate Secretary since January 2017. Prior to the separation of Varex from Varian, Kim served as vice president and assistant general counsel and assistant corporate secretary for Varian, where she advised Varian’s Board of Directors, executive management and corporate functions, including business development, investor relations, human resources, information technology and was responsible for corporate governance, general compliance matters, litigation and global subsidiary governance. Prior to joining Varian in 2005, Kim served as group director, legal affairs at Siebel Systems, Inc., an enterprise software company, and as an associate with the law firm Brobeck, Phleger & Harrison LLP. Kim holds a juris doctor degree from Cornell Law School and a bachelor’s degree in communications from the University of California, Los Angeles.
    Brian W. Giambattista, 62, has served as Senior Vice President, and General Manager - X-ray Detectors since May 2017 and joined Varex after the acquisition of the PerkinElmer Medical Imaging business. He has nearly 30 years of experience in the industry, having held various management and engineering roles at PerkinElmer and General Electric Company, and received his doctorate degree in physics from the University of Virginia.
    Mark S. Jonaitis, 60, has served as Senior Vice President and General Manager - X-Ray Sources since January 2017. Prior to the separation of Varex from Varian, Mark served in various management positions at Varian, including most recently vice president and general manager, X‑ray Tube Products and global manufacturing. Mark joined Varian’s predecessor, Varian Associates, in 1983, where he served in various product and engineering positions. Mark received his Bachelor of Science in physics from the University of Utah.

    Andrew Hartmann, 59, has served as Senior Vice President, Medical Sales & Marketing since July 2018. Prior to joining Varex he worked for a number of leading OEMs in various leadership rolls, most recently as General Manager of the X-ray and Ultrasound Business for Carestream Health, Inc., a worldwide provider of X-ray imaging systems, from April 2012 to June 2018. Prior to Carestream, Andrew worked for Siemens Medical Solutions USA, Inc. (Siemens Healthineers), a leading medical technology company, in sales and marketing rolls both domestically in the United States and internationally for Siemens’ ultrasound business. Prior to Siemens, he held leadership roles at Acuson Corp. (subsequently acquired by Siemens), including General Manager for Acuson’s Australia and New Zealand business. Andrew received a Master of Business Administration (“EMBA”) from Ashridge Business School in London, United Kingdom, and received a diploma in electronics from Sydney Technical College in Australia.
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
Risks Relating to Our Business
Current economic conditions, including supply chain disruptions and logistical challenges, have increased our costs, and are impacting our ability to obtain materials needed to manufacture our products and to deliver those products to our customers.
    Current economic conditions have had, and we believe will continue to have, an adverse impact on our manufacturing capacity, supply chain and distribution systems. We have experienced difficulties in obtaining materials used to build our products and these difficulties have impacted our ability to deliver finished products to our customers. We believe that it will continue to be difficult to obtain certain materials throughout fiscal year 2022. If our actions to mitigate such challenges are not successful, material shortages could cause us to temporarily stop production of certain products. Production delays could have a material adverse effect on our business and results of operations. For example, if we are unable to deliver products to our customers without unreasonable delay, those customers may seek alternative suppliers or decide to in-source certain products. In addition to material shortages, supply chain logistics have become more challenging, could remain challenging, and result in higher costs and efforts. Our ability to move unfinished goods and finished products around the world has been impacted by the decreased availability of global transportation networks. We have been subject to price increases on both the components used to make our products, and for moving unfinished goods and finished products across the globe. If we are not able to mitigate these price increases and/or raise prices for our products, our operations, cash flow, and financial position could be adversely impacted. In addition, regulatory approvals for certain of our products may continue to be delayed due to COVID-19 related closures.

COVID-19 has adversely impacted our operations, cash flow, and financial position, and in the future we could continue to be adversely impacted, by the COVID-19 pandemic and associated economic disruptions.
    The pandemic caused by the spread of COVID-19 adversely impacted our operations, cash flow, and financial position. The pandemic has also created significant volatility, uncertainty and economic disruption. Emerging variants and uneven vaccination rates across the globe could lead to additional volatility, uncertainty, and economic disruption. New or continuing outbreaks of COVID-19 could lead to future decreases in demand for our products. The actions taken to combat COVID-19 could have a negative impact on future operating results, cash flows and financial condition. We believe that COVID-19’s adverse impact on our operating results, cash flows and financial condition will be primarily driven by: the severity and duration of the COVID-19 pandemic; the COVID-19 pandemic’s impact on the U.S. and international healthcare systems, the U.S. economy and worldwide economy; and the timing, scope and effectiveness of U.S. and international governmental responses to the COVID-19 pandemic and associated economic disruptions. In addition, government action related to the COVID-19 pandemic, such as new regulations mandating vaccines for companies with over 100 employees and for government contractors could have an adverse impact on our business and operating results by, among other things, increasing costs to verify compliance and making it more difficult to retain existing employees or hire new workers.

Varex sells its products and services to a limited number of OEM customers, many of which are also its competitors, and a reduction in or loss of business of one or more of these customers may materially reduce its sales.
    Varex had one customer during fiscal year 2021 that accounted for 18% of its revenue. Varex’s ten largest customers as a group accounted for approximately 51%, 52% and 51% of its revenue for fiscal years 2021, 2020 and 2019, respectively.

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
    Varex conducts business globally. Revenues generated from customers located outside the United States accounted for approximately 68%, 66% and 65% of Varex’s total revenues during fiscal years 2021, 2020, and 2019, respectively. As a result, Varex must provide significant service and support globally. Varex intends to continue to expand its presence in international markets and expects to expend significant resources in doing so. Varex cannot be sure that it will be able to meet its sales, service, and support objectives or obligations in these international markets or recover its investment in these international markets. Varex’s future results could be harmed by a variety of factors, including:
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
    Varex’s future success depends, to a great degree, on its ability to retain, attract, expand, integrate, and train its management team and other key personnel, such as qualified engineering, service, sales, marketing, and other staff. Varex competes for key personnel with other medical equipment and software manufacturers and technology companies, as well as universities and research institutions. Competition for qualified personnel has increased over the past year. Because this competition is intense, particularly in Utah, where unemployment rates are relatively low, compensation-related costs could increase significantly if the supply of qualified personnel decreases or demand increases. If Varex is unable to hire and train qualified personnel, Varex may not be able to maintain or expand its business. Additionally, if Varex is unable to retain key personnel, Varex may not be able to replace them readily or on terms that are reasonable, which also could hurt its business.

A change in the percentage of Varex’s total earnings from international sales or additional changes in tax laws could increase Varex’s effective tax rate.
    Varex’s effective tax rate is impacted by tax laws in both the United States and in foreign countries. Earnings from Varex’s international subsidiaries are generally taxed at rates that differ from U.S. rates. A change in the percentage of Varex’s total earnings from the international subsidiaries, a change in the mix of particular tax jurisdictions between the international subsidiaries, or a change in currency exchange rates could cause Varex’s effective tax rate to increase. While the Tax Cuts and Jobs Act of 2017 imposed a current tax on cumulative undistributed earnings, these earnings could also become subject to incremental foreign withholding or U.S. state taxes should they be actually remitted to the United States, in which case Varex’s financial results could be materially and adversely affected.

    Statutory changes included in proposed US legislation, if passed, including interpretive guidance, could have a material impact on income tax expense, the effective rate, or the value of deferred tax assets and liabilities. Changes in the valuation of Varex’s deferred tax assets or liabilities, additional changes in tax laws or rates, changes in the interpretation of tax laws in other jurisdictions, or other changes beyond Varex’s control could materially and adversely affect its financial position and results of operations.
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
    Additionally, Varex participates in joint ventures and has investments in privately-held companies, for example, its 40% ownership in dpiX LLC, its major supplier of its amorphous silicon-based thin film transistor arrays (flat panels used in its digital detectors) and VEC Imaging GmbH & Co. KG, a joint venture to develop nanotube based x-ray sources. These investments and joint ventures are subject to risk of loss of investment capital as well as other risks. These investments are inherently risky, in some instances because the markets for the technologies or products these companies have under development may never materialize. If these companies do not succeed, Varex could lose some or all of its investment in these companies. There is no guarantee that the time and money invested by Varex in these projects will yield the expected returns.
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

Risks Relating to the Manufacture of our Products

Supply chain disruptions, including the loss of a supplier, and any inability to obtain supplies of important components have impacted Varex’s ability to manufacture products, have caused delays in its ability to deliver products, and have increased its costs and may continue to do so.
    As discussed under the heading "Risks Related to our Business" above, supply chain disruptions have had, and will likely continue to have, an impact on Varex’s ability to manufacture its products. Varex has experienced delays in receiving materials used to make its products due both to material shortages and shipping delays. These delays are likely to continue. In recent months, material shortages have increased and if not timely remedied, these material shortages could cause us to temporarily stop production of certain products. If Varex is unable to obtain the materials necessary to make its products or must pay more for those materials, it could have a material adverse effect on Varex’s business and financial results.
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
Shortages, changes in source of, and increased in prices for, raw materials have negatively impacted Varex’s ability to manufacture products, have caused delays, and have increased its cost of goods.
    Varex relies on the supplies of certain raw materials such as tungsten, lead, iridium, and copper for security and inspection products and copper, lead, tungsten, rhenium, molybdenum zirconium, and various high grades of steel alloy for X-ray tubes. Worldwide demand, availability, and pricing of these raw materials have been volatile. Varex expects that availability and pricing will continue to fluctuate in the future. If supplies are restricted or become unavailable or if prices increase further, this could constrain Varex’s manufacturing of affected products, reduce its profit margins, or otherwise materially and adversely affect its business.
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
    Changes in monetary or other policies here and abroad, including efforts to combat inflation, economic and/or political instability, or in reaction thereto, would also likely affect foreign currency exchange rates. Furthermore, if one or more European countries were to replace the Euro with another currency, Varex’s sales in these countries, or in Europe generally, would likely be materially and adversely affected until stable exchange rates are established.
    Additionally, fluctuations in commodities prices could materially and adversely affect Varex’s performance. Rising commodities prices have increased Varex’s costs and those of Varex’s medical OEM customers, which could in turn result in reduced demand for Varex’s products or impact Varex's financial results. Further, Varex’s security product revenues from oil-producing countries, in which Varex has a significant customer base, have in the past suffered as a result of volatility in oil prices and remain sensitive to fluctuations in the future.
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
    Information technology (including technology from third-party providers) helps Varex operate efficiently, interface with and support its customers, maintain financial accuracy and efficiency, and produce its financial statements. In the ordinary course of its business, Varex collects, processes and stores sensitive data, including intellectual property, proprietary business information and that of customers, suppliers and business partners, third parties accessing its website, patient data and personally identifiable information of customers and employees, in Varex’s data centers, and on its networks, as well as third party off-site infrastructure. Despite security measures, there is an increasing threat of information security attacks, including from computer viruses or other malicious codes, unauthorized access attempts, and cyber-attacks that pose risks to companies, including Varex. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently, have become increasingly sophisticated and generally are not recognized until launched against a target, Varex may be unable to anticipate these techniques or to implement adequate preventative measures, which could result in data leaks or otherwise compromise our confidential or proprietary information and disrupt our operations. If Varex does not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure, Varex could be subject to, among other things, transaction errors, processing inefficiencies, the loss of customers, business disruptions, or the loss of or damage to intellectual property through a security breach or misappropriation of intellectual property. Such security breaches could expose Varex to a risk of loss of information, litigation, and possible liability to employees, customers, and/or regulatory authorities. If Varex’s data management systems do not effectively collect, secure, store, process, and report relevant data for the operation of its business, whether due to equipment malfunction or constraints, software deficiencies, or human error, Varex’s ability to effectively plan, forecast, and execute its business plan and comply with applicable laws and regulations will be impaired, perhaps materially. Any such impairment could materially and adversely affect Varex’s financial condition, results of operations, cash flows, and the timeliness with which Varex reports its operating results internally and externally.
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
    For Varex to market its products internationally, Varex must obtain clearances or approvals for products and product modifications. These processes (including, for example, in the EU, the European Economic Area (“EEA”), Switzerland, Brazil, Australia, China, Japan and Canada) can be time consuming, expensive and uncertain, which can delay Varex’s ability to market products in those countries. Delays in the receipt of or failure to receive regulatory approvals, the inclusion of significant limitations on the indicated uses of a product, the loss of previously obtained approvals or failure to comply with existing or future regulatory requirements could restrict or prevent Varex from doing business in a country or subject Varex to a variety of enforcement actions and civil or criminal penalties, which would materially and adversely affect its business. In addition, compliance with changing regulatory schemes may add additional complexity, cost and delays in marketing or selling Varex’s products.
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
    In addition, certain countries in which Varex products are sold require products to undergo re-registration if the product is altered in any significant way.
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
Existing and future healthcare reforms may indirectly have a material adverse effect on Varex’s business and results of operations.
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

    Varex must, among other things, establish and maintain effective internal controls and procedures for financial reporting and disclosure purposes. Internal control over financial reporting is complex and may be revised over time to adapt to changes in Varex’s business or changes in applicable accounting rules. Varex cannot assure that its internal control over financial reporting will be effective in the future or that material weaknesses will not be discovered with respect to a prior period for which it had previously believed that internal controls were effective.
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
    As of October 1, 2021, Varex’s total combined indebtedness was approximately $480.6 million. The borrowings under Varex’s unsecured convertible senior notes due 2025 (the “Convertible Notes”) bear interest at a fixed rate of 4.00% and borrowings under Varex’s Senior Secured Notes due 2027 (the “Senior Secured Notes”) bear interest at a fixed rate of 7.875%.
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
    We and our subsidiaries may be able to incur substantial indebtedness in the future. As of October 1, 2021, we had approximately $100 million of additional available borrowing capacity (subject to borrowing base availability) under the revolving credit agreement that we entered into on September 30, 2020 (the “Asset-Based Loan”, or "ABL Facility"). In addition to any amounts that might be available to us for borrowing under the ABL Facility, subject to certain conditions, we will have the right to request an increase of aggregate commitments under the ABL Facility by an aggregate amount of up to $75 million by obtaining additional commitments either from one or more of the lenders under the ABL Facility or other lending institutions.

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
    The ABL Facility contains a minimum Fixed Charge Coverage Ratio of 1.00 to 1.00 that is tested when excess availability under the ABL is less than the greater of (i) 10.0% of the Loan Cap (the lesser of (a) the aggregate commitments under the ABL Facility and (b) the aggregate borrowing base) and (ii) $7.5 million. If we have to borrow in excess of 10.0% of the Loan Cap and $7.5 million, and we do not increase our earnings, we also would be at risk of not being in compliance with the ABL Facility’s fixed charge coverage ratio. Compliance with the fixed charge coverage ratio is dependent on the results of our operations, which are subject to a number of factors including current economic conditions. Adverse developments in the economy, including as a result of the COVID-19 outbreak, could lead to reduced spending by our customers and end-users which could adversely impact our net sales and cash flow, which could affect our ability to comply with the fixed charge coverage ratio. In addition, the ABL Facility contains other affirmative and negative covenants that restrict Varex’s operating and financing activities. These provisions may limit our ability to, among other things, incur future indebtedness, contingent obligations or liens, guarantee indebtedness, make certain investments and capital expenditures, sell stock or assets, pay dividends and consummate certain mergers or acquisitions. Failure to comply with the fixed charge coverage ratio and other covenants, including the requirement to timely deliver financial statements within applicable grace periods, could result in an event of default. Upon an event of default, if the ABL Facility is not amended or the event of default is not waived, the lender could declare all amounts then outstanding, together with accrued interest, to be immediately due and payable. If this happens, Varex may not be able to make those payments or borrow sufficient funds from alternative sources to make those payments. Even if Varex were to obtain additional financing, that financing may be on unfavorable terms.

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
    In the past year, Varex's stock price has ranged from a low of $11.96 to a high of $29.95. Varex cannot guarantee that an active trading market will be sustained for its common stock. Nor can Varex predict the prices at which shares of its common stock may trade. Varex has experienced and expects in the future to experience fluctuations in its operating results, including revenues and margins, from period to period. These fluctuations may cause Varex’s stock price to be volatile, which could cause losses for its stockholders.
    Varex’s quarterly and annual operating results, including its revenues and margins, may be affected by a number of other factors, including:

•the introduction and timing of announcement of new products or product enhancements by Varex and its competitors;
•changes in its or its competitors’ pricing or discount levels;
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
•the right of Varex’s board of directors to issue preferred stock without stockholder approval; and,
•the ability of Varex’s directors, and not stockholders, to fill vacancies on Varex’s board of directors.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
    Our corporate headquarters is located in Salt Lake City, Utah, where we own approximately 37 acres of land and approximately 494,000 square feet of space used for manufacturing, administrative functions and research and development, for both our Medical and Industrial segments. We also own or lease 34 other facilities throughout North America, Europe and Asia that comprise over 1.6 million square feet of manufacturing facilities, warehouses, sales and service, research and development and office space, which are used for our Medical and/or Industrial segments, depending on the location.
    In addition to our location in Salt Lake City, Utah, our other primary owned facilities are located in Las Vegas, Nevada; Franklin Park, Illinois; and Doetinchem, the Netherlands. Our Las Vegas, Nevada facility has approximately 5 acres of land and 94,000 square feet of space used for manufacturing, administrative functions and research and development, for our Industrial segment. Our Franklin Park, Illinois, facility has approximately 3 acres of land and approximately 61,000 square feet of space used for manufacturing, administrative functions and research and development, for both our Medical and Industrial segments. Our Doetinchem, Netherlands, facility is approximately 4 acres and approximately 290,000 square feet of space used for manufacturing, engineering, administrative functions, and research and development, for our Medical and Industrial segments.
    Primary leased facilities include approximately 288,000 square feet in Laguna, Philippines, approximately 46,000 square feet in Wuxi, China, approximately 34,000 square feet in Bremen, Germany, approximately 34,000 of square feet in Walluf, Germany and approximately 39,000 square feet in San Jose, California, all of which are used for manufacturing and administrative functions for our Medical and Industrial segments.
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
    Since our inception, we have not paid any cash dividends and have no current plan to pay cash dividends on Varex common stock. As of November 8, 2021, there were 1,436 holders of record of Varex common stock.
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

January 2017 - October 2021

300
250
200
150
100
50
0
Index Value
01/17
03/17
09/17
03/18
09/18
03/19
09/19
04/20
10/20
04/21
10/21
Period Ending
VREX US
RUT
DJUSAM

Item 6. [Reserved]

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

Our Business
    Varex Imaging Corporation is a leading innovator, designer and manufacturer of X-ray tubes, digital detectors, linear accelerators and other image software processing solutions, which are critical components of a variety of X-ray based imaging equipment. Our success depends, among other things, on our ability to anticipate and respond to changes in our markets, the direction of technological innovation and the demands of our customers. For additional information on our business, see Part I, Item 1.

Impact of COVID-19 and the General Economic Environment
    The unprecedented nature of the COVID-19 pandemic and its effect on the global economy began to significantly disrupt our business in fiscal year 2020 by initially reducing demand for our products followed by strong recovery in demand but increasing variability in supply of raw materials and manufacturing productivity.
    During the twelve months ended October 1, 2021, demand for many of our products recovered to pre-pandemic levels and our business has continued to grow. We believe that demand for our products has increased due to increased investments in healthcare and diagnostics coupled with end-users (such as hospitals) making capital purchases that were previously deferred due to the uncertainty surrounding COVID-19. While we are encouraged by the recovery that we have seen, we remain cautious as many factors remain unpredictable.
    We continue to experience logistic, supply chain, and manufacturing challenges that we expect will continue into 2022. As economies around the world continue to recover, shortages in raw materials have become more widespread. During the latter half of fiscal year 2021, we have experienced shortages of certain materials and have used more of our inventory on hand than we have used historically. Shortages of materials, particularly micro-controller chips and associated electronic components, have caused and may continue to cause, delays in manufacturing products for our customers. In some cases, raw material shortages and delivery delays from our suppliers are communicated to us with very little advanced warning, which has caused operational and customer order fulfillment challenges. While we are dedicating significant resources to manage, mitigate, and resolve these issues, we currently expect supply chain challenges to continue to impact our ability to deliver products to our customers over the next several quarters. Increased freight charges and shipping delays have also become more common over the last few months and are expected to continue into the foreseeable future. Due to the rising cost environment, in addition to ongoing expense management, we have begun to raise prices on certain products. We anticipate to make pricing adjustments throughout fiscal year 2022.
    During the twelve months ended October 1, 2021, our manufacturing facilities continued to operate with minimal disruption. In accordance with government guidelines, we have modified certain COVID-19 related protocols, including social distancing and mask requirements. In the event COVID-19 cases continue an upward trajectory, we may be required to re-implement certain COVID-19 related precautions.
    The full extent to which the COVID-19 pandemic and ensuing supply chain challenges have and will directly or indirectly impact us, including our business, financial condition, and results of operations, will depend on future developments that are highly uncertain and cannot be accurately predicted. We will continue to actively monitor the situation and may take further actions that alter our business operations or that we determine are in the best interests of our employees, customers, suppliers, and stockholders. For additional information on risks related to the pandemic and other supply chain risks that could impact our results, see Part I, Item 1A - Risk Factors.

Fiscal Year
    Our fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 2021 was the 52-week period that ended October 1, 2021, fiscal year 2020 was the 53-week period that ended October 2, 2020, and fiscal year 2019 was the 52-week period that ended September 27, 2019. Set forth below is a discussion of our results of operations for fiscal years 2021, 2020 and 2019.

Results of Operations
    Our annual report on Form 10-K for the fiscal year ended October 2, 2020, filed November 30, 2020, includes a discussion and analysis of our year-over-year changes, financial condition, and results of operations for the fiscal years ended October 2, 2020 and September 27, 2019 in Item 7 of Part II therein.

Comparison of Results of Operations for Fiscal Year 2021 and 2020
Revenues, net

(In millions)	2021	% Change	2020	% Change	2019
Medical	$643.8	10%	$584.5	(2)%	$596.8
Industrial	174.3	13%	153.8	(16)%	183.8
Total revenues, net	$818.1	11%	$738.3	(5)%	$780.6
Medical as a percentage of total revenues	79%		79%		76%
Industrial as a percentage of total revenues	21%		21%		24%
    Medical revenues increased $59.3 million primarily due to increased sales of X-ray tubes and digital detectors for oncology, dental, mammography and radiographic applications.
    Industrial revenues increased $20.5 million due to increased sales of X-ray tubes for airport security and digital detectors for inspection applications.
Revenues by Region

(In millions)	2021	% Change	2020	% Change	2019
Americas	$268.5	5%	$255.0	(10)%	$282.6
EMEA	276.3	19%	231.5	(14)%	269.0
APAC	273.3	9%	251.8	10%	229.0
Total revenues, net	$818.1	11%	$738.3	(5)%	$780.6
Americas as a percentage of total revenues	33%		35%		36%
EMEA as a percentage of total revenues	34%		31%		34%
APAC as a percentage of total revenues	33%		34%		29%
    The Americas revenues increased $13.5 million primarily due to increased sales of X-ray tubes, digital detectors and computer-aided detection software. EMEA revenues increased $44.8 million primarily due to increased sales of digital detectors, high voltage cables, and X-ray tubes. APAC revenues increased $21.5 million primarily due to increased sales of OEM X-ray tubes in China.
Gross Profit

(In millions)	2021	% Change	2020	% Change	2019
Medical	$203.2	49%	$136.4	(28)%	$188.9
Industrial	68.3	27%	53.8	(21)%	67.8
Total gross profit	$271.5	43%	$190.2	(26)%	$256.7
Medical gross margin	32%		23%		32%
Industrial gross margin	39%		35%		37%
Total gross margin	33%		26%		33%
    Gross margin increased for fiscal year 2021 compared to 2020. The gross profit for fiscal year 2020 included $22.2 million of restructuring and product discontinuation charges and purchase price accounting adjustments. The medical segment gross margin in 2021 increased primarily due to increased volumes of X-ray tubes and medical detectors, cost reduction actions undertaken in fiscal year 2020, which have resulted in cost savings in fiscal year 2021, and favorable product mix. The industrial segment gross margin in

2021 increased primarily due to higher volumes of X-ray tubes for security applications and non-destructive testing, favorable product mix, and cost reduction actions undertaken in fiscal year 2020, which have resulted in cost savings in fiscal year 2021.
Operating Expenses

(In millions)	2021	% Change	2020	% Change	2019
Research and development	$71.9	(9)%	$78.9	1%	$78.1
As a percentage of total revenues	8.8%		10.7%		10.0%
Selling, general and administrative	$125.5	(12)%	$142.2	11%	$128.1
As a percentage of total revenues	15.3%		19.3%		16.4%
Impairment of intangible assets	$—	(100)%	$2.8	(42)%	$4.8
As a percentage of total revenues	—%		0.4%		0.6%
Operating expenses	$197.4	(12)%	$223.9	6%	$211.0
As a percentage of total revenues	24.1%		30.3%		27.0%
Research and Development
    Research and development costs for fiscal year 2021 decreased to 8.8% of revenues due to lower engineering related material purchases and cost reduction actions undertaken in fiscal year 2020, which have resulted in cost savings in fiscal year 2021, as well as higher revenues in fiscal year 2021. We are committed to investing in research and development efforts to support long-term growth objectives by bringing new and innovative products to market for our customers.
Selling, General and Administrative
    Selling, general and administrative expenses as a percentage of total revenues decreased to 15.3% for fiscal year 2021 from 19.3% for fiscal year 2020 due to lower audit and consulting fees associated with the remediation of internal control deficiencies, cost reduction actions undertaken in fiscal year 2020, which have resulted in cost savings in fiscal year 2021.
Impairment of intangible assets
    Impairment of intangible assets decreased for fiscal year 2021 to $0.0 million as compared to $2.8 million for fiscal year 2020. See Note 12. Goodwill and Intangible Assets, included in the accompanying notes to our consolidated financial statements for further information.
Interest and Other Expense, Net
    The following table summarizes our interest and other expense, net:

(In millions)	2021	% Change	2020	% Change	2019
Interest income	$0.1	—%	$0.1	—%	$0.1
Interest expense	(42.1)	34%	(31.4)	49%	(21.1)
Other expense, net	(3.5)	(54)%	(7.6)	138%	(3.2)
Interest and other expenses, net	$(45.5)	17%	$(38.9)	61%	$(24.2)
    Interest and other expense, net increased in fiscal year 2021 compared to fiscal year 2020. Interest expense increased primarily due to the interest related to our Convertible Notes issued during June 2020, and the issuance of our Senior Secured Notes in September 2020 which had higher effective interest rates, as well as the partial extinguishment of the Senior Secured Notes. Other expense, net decreased in fiscal year 2021 compared to fiscal year 2020. Other expense, net during fiscal year 2020 consisted primarily of the impairment of certain investments in privately-held companies and a decrease in the fair value of the deferred consideration related to the Direct Conversion acquisition, which did not recur during fiscal year 2021.
Taxes on Income

	Fiscal Years
	2021	2020
Effective tax rate	37.4%	20.9%

    We had an income tax expense of $10.7 million and an income tax benefit of $15.2 million, for effective rates of 37.4% and 20.9%, for fiscal years 2021 and 2020, respectively.
    During fiscal year 2021, our effective tax rate varied from the U.S. federal statutory rate of 21% primarily due to the unfavorable impact of U.S. deferred tax attributes and losses in certain foreign jurisdictions for which no benefit is recognized and a reduction in benefit for U.S. net operating losses carried back to prior years. These unfavorable items are partially offset by the favorable impact of R&D tax credits and U.S. tax reform international provisions.
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
    We estimated the fiscal year 2021 GILTI (global intangible low-taxed income), BEAT (base-erosion anti-abuse tax), FDII (foreign-derived intangible income), limitations on interest expense deductions, and other components of U.S. Tax Reform, and have included these amounts in the calculation of the fiscal year 2021 tax provision. We made an accounting policy election, as allowed by the SEC and FASB, to recognize the impact of GILTI as a period cost if and when incurred.

Liquidity and Capital Resources
    We assess our liquidity in terms of our ability to generate cash to fund our operations, including working capital and investing activities. We continue to generate cash from operating activities and believe that our operating cash flow, cash on our balance sheet and availability under our ABL Facility will be sufficient to allow us to continue to invest in our existing businesses, to manage our capital structure on a short and long-term basis, and to meet our anticipated operating cash needs. The maximum availability under our ABL Facility was $100.0 million as of October 1, 2021; however, the borrowing base under the ABL Facility fluctuates from month-to-month depending on the amount of eligible accounts receivable and inventory. See Item 1A. “Risk Factors” for a further discussion. At October 1, 2021 we had $431.7 million in long-term debt, net of discounts and deferred issuance costs of $46.1 million.
    On July 15, 2021, the Company redeemed $30 million of principal of our $300 million, 7.875% Senior Secured Notes due 2027 (the "Senior Secured Notes"), in accordance with the terms and conditions of the governing indenture by paying cash of $31.5 million, inclusive of the redemption premium and accrued interest, and recognized a $1.4 million loss related to the redemption premium and the write-off of previously recorded debt issuance costs. See Note 10. Borrowings, in the accompanying notes to our consolidated financial statements for more information regarding our indebtedness.
    Our consolidated cash and cash equivalents increased from $100.6 million as of October 2, 2020, to $144.6 as of October 1, 2021. This increase was primarily due to cash inflows from operating activities of $92.6 million, offset by capital expenditures of $15.1 million and debt repayments of $33.1 million.
Cash and Cash Equivalents
    The following table summarizes our cash and cash equivalents:

(In millions)	October 1, 2021	October 2, 2020	$ Change	% Change
Cash and cash equivalents	$144.6	$100.6	$44.0	43.7%

Borrowings
    The following table summarizes the changes in our debt outstanding:

(In millions, except for percentages)	October 1, 2021	October 2, 2020	$ Change	% Change
Current maturities of long-term debt
Current portion of other debt	$2.8	$2.5	$0.3	$0.1
Total current maturities of long-term debt:	$2.8	$2.5	$0.3	12.0%
Non-current maturities of long-term debt:
Convertible Senior Unsecured Notes	$200.0	$200.0	$—	—%
Senior Secured Notes	270.0	300.0	(30.0)	(10.0)%
Other debt	7.8	8.8	(1.0)	(11.4)%
Total non-current maturities of long-term debt:	$477.8	$508.8	$(31.0)	(6.1)%
Unamortized issuance costs and debt discounts
Unamortized discount - Convertible Notes	$(37.6)	$(45.4)	$7.8	(17.2)%
Unamortized issuance costs - Convertible Notes	(4.1)	(5.0)	0.9	(18.0)%
Debt issuance costs - Senior Secured Notes	(4.4)	(5.6)	1.2	(21.4)%
Total	$(46.1)	$(56.0)	$9.9	(17.7)%
Total debt outstanding, net	$434.5	$455.3	$(20.8)	(4.6)%

Cash Flows

	Fiscal Years
(In millions)	2021	2020	2019
Net cash flow provided by (used in):
Operating activities	$92.6	$13.2	$71.9
Investing activities	(16.2)	(26.9)	(93.2)
Financing activities	(32.3)	83.6	(0.1)
Effects of exchange rate changes on cash and cash equivalents	(0.1)	0.9	(0.7)
Net increase (decrease) in cash and cash equivalents	$44.0	$70.8	$(22.1)
    Net Cash Provided by Operating Activities. Cash from operating activities consists primarily of net income adjusted for certain non-cash items, including share-based compensation, depreciation, amortization and impairment of intangible assets, inventory write-downs, deferred income taxes, amortization of deferred loan costs, income and loss from equity investments and the effect of changes in operating assets and liabilities.
    For fiscal year 2021, compared to fiscal year 2020, net cash provided by operating activities were as follows:
•Net income of $17.9 million compared to net loss of $57.4 million,
•Non-cash adjustments to net income were $66.5 million compared to $84.5 million,
•Operating assets and liabilities activity:
◦Accounts receivable increased by $32.9 million compared to a decrease of $17.7 million,
◦Inventories decreased by $42.8 million compared to an increase of $42.7 million,
◦Prepaid expenses and other assets increased by $0.9 million compared to $9.3 million,
◦Accounts payable increased by $13.6 million compared to a decrease of $14.3 million,
◦Accrued liabilities and other long-term operating liabilities decreased by $12.2 million compared to a decrease of $8.1 million, and
◦Deferred revenues decreased by $0.6 million compared to an increase of $2.0 million.
    Net cash used in investing activities. Cash used in investing activities was $16.2 million and $26.9 million for the fiscal years 2021 and 2020, respectively. The decrease in cash used in investing activities was primarily due to higher capital spending during the twelve months ended October 2, 2020, related primarily to the building of our facility in the Netherlands.

    Net Cash Provided by (Used in) Financing Activities. We used $32.3 million of cash in financing activities for the twelve months ended October 1, 2021. Net cash used in financing activity for the twelve months ended October 1, 2021, was primarily due to our early redemption of $30 million of our Senior Secured Notes. Net cash provided by financing activity for the twelve months ended October 2, 2020, was primarily due to our issuance of $200.0 million in aggregate principal amount of 4.00% unsecured convertible senior notes due 2025 (“Convertible Notes”). The net proceeds from the issuance of the Convertible Notes, after deducting transaction fees, were approximately $193.1 million. In connection with the offering of the Convertible Notes, we separately entered into privately negotiated convertible note hedge transactions (collectively, the “Hedge Transactions”). The Hedge Transactions cover, subject to customary anti-dilution adjustments, the number of shares of our common stock that initially underlay the Convertible Notes. We also entered into warrant transactions (collectively, the “Warrant Transactions” and, together with the Hedge Transactions, the “Call Spread Transactions”), whereby we sold warrants at a higher strike price relating to the same number of shares of our common stock that initially underlay the Convertible Notes, subject to customary anti-dilution adjustments. We used $11.2 million of the net proceeds from the issuance of the Convertible Notes to pay the cost of the Call Spread Transactions. Additionally, during the twelve months ended October 2, 2020, we had borrowings under our credit agreement of $91.7 million and repayments of borrowings of $218.0 million.
    Additionally, during fiscal year 2020 we issued $300.0 million aggregate principal amount of Senior Secured Notes. The net proceeds from the Senior Secured Notes after initial purchasers’ discount, commissions and estimated fees and expenses of $5.6 million, were approximately $294.4 million. We used $267.5 million of the proceeds from the offering to terminate and repay our previously existing credit agreement.
Days Sales Outstanding
    Trade accounts receivable days sales outstanding (“DSO”) was 62 days and 66 days at October 1, 2021 and October 2, 2020, respectively. Our accounts receivable and DSO are impacted by a number of factors, primarily including the timing of product shipments, collections performance, payment terms, the mix of revenues from different regions and the effects of economic instability.
Contractual Obligations
    The following table summarizes, as of October 1, 2021, the total amount of future payments due in various future periods:

	Payments Due by Period
(In millions)	Total	Fiscal Year 2022	Fiscal Years 2023-2024	Fiscal Years 2025-2026	Beyond
Lease obligations	$29.9	$7.6	$9.3	$6.3	$6.7
Principal payments on borrowings	480.6	2.8	4.3	203.1	270.4
dpiX fixed cost commitment	2.9	2.9	—	—	—
Dividends to MeVis noncontrolling interest	3.8	0.5	1.1	1.1	1.1
Supplier equipment acquisition	9.8	9.8	—	—	—
Total	$527.0	$23.6	$14.7	$210.5	$278.2
    We lease office space under non-cancelable operating leases. For further information on our operating leases, see Note 3. Leases, included in the accompanying notes to our consolidated financial statements.
    For further discussion regarding our borrowings, see Note 10. Borrowings, included in the accompanying notes to our consolidated financial statements.
    In October 2013, we entered into an amended agreement with dpiX and other parties that, among other things, provides us with the right to 50% of dpiX’s total manufacturing capacity produced after January 1, 2014. The amended agreement requires us to pay for 50% of the fixed costs (as defined in the amended agreement), as determined at the beginning of each calendar year. For the remainder of calendar year 2021, we estimate that we have fixed cost commitments of $2.9 million related to this amended agreement. The fixed cost commitment for future periods will be determined and approved by the dpiX board of directors at the beginning of each calendar year. The amended agreement will continue unless the ownership structure of dpiX changes (as defined in the amended agreement).
    In October 2015, pursuant to a Domination and Profit and Loss Transfer Agreement (the “MeVis Agreement”), we committed to grant the noncontrolling shareholders of MeVis: (1) an annual recurring net compensation of €0.95 per MeVis share; and, (2) a put right for their MeVis shares at €19.77 per MeVis share. The annual net payment will continue for the life of the MeVis

Agreement, which we anticipate will continue for as long as we remain as the controlling shareholder of MeVis. As of October 1, 2021, noncontrolling shareholders together held approximately 0.5 million shares of MeVis, representing 26.3% of the outstanding shares.
    Varex entered into a purchase agreement with a supplier to acquire certain equipment and intellectual property from the supplier that is utilized to manufacture X-ray cables utilized in Varex's products. For more information about our supplier equipment acquisition, see Note 13. Commitments and Contingencies, included in the accompanying notes to our consolidated financial statements.

Contingencies
    From time to time, the Company is a party to or otherwise involved in legal proceedings, claims and government inspections or investigations, customs and duty audits, other contingency matters, both inside and outside the United States, arising in the ordinary course of its business or otherwise. The Company accrues amounts for probable losses, to the extent they can be reasonably estimated, that it believes are adequate to address any liabilities related to legal proceedings and other loss contingencies that the Company believes will result in a probable loss (including, among other things, probable settlement value). A loss or a range of loss is disclosed when it is reasonably possible that a material loss will be incurred and can be estimated or when it is reasonably possible that the amount of a loss, when material, will exceed the recorded provision. The Company did not have any material contingent liabilities as of October 1, 2021 and October 2, 2020. Legal expenses are expensed as incurred.
    See Part 1, Item 3 of this Annual Report for additional information regarding legal proceedings and Note 13. Commitments and Contingencies, in the notes to our consolidated financial statements for further information regarding certain of our contractual obligations and contingencies, which discussion is incorporated herein by reference.
Off-Balance Sheet Arrangements
    In conjunction with the sale of our products in the ordinary course of business, and consistent with industry practice, we provide standard indemnification of business partners and customers for losses suffered or incurred for property damages, death and injury and for patent, copyright or any other intellectual property infringement claims by any third parties with respect to our products. The terms of these indemnification arrangements are generally perpetual. Except for losses related to property damages, the maximum potential amount of future payments we could be required to make under these arrangements is unlimited. As of October 1, 2021, we have not incurred any material costs to defend lawsuits or settle claims related to these indemnification arrangements. As a result, we believe the estimated fair value of these arrangements is minimal.
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
    In fiscal years 2021, 2020 and 2019, we performed the annual goodwill impairment test for our two reporting units and found no impairment. We performed the annual goodwill analysis as of the first day of the fourth quarter of each fiscal year (using balances as of the end of the third quarter of that fiscal year). For both reporting units, based upon the annual goodwill analysis that we performed as of the first day of the fourth quarter of the respective fiscal years, either a quantitative analysis of the impairment test was not completed based on evaluation of qualitative factors or, if quantitative analysis was completed, the fair value was substantially in excess of carrying value. However, significant changes in our projections of our operating results or other factors could cause us to make interim assessments of impairments in any quarter that could result in some or all of the goodwill being impaired.
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
Taxes on Income
    Current income tax expense or benefit is the amount of income taxes expected to be payable or receivable for the current year. Deferred income tax liabilities or assets are established for the expected future tax consequences resulting from the differences in financial reporting and tax bases of assets and liabilities. Future changes in tax regulation can have a material impact, including tax rate changes or the realization of deferred tax assets. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax assets will not be realized. U.S. Tax Reform introduced a limitation of business interest deduction under IRC Section 163(j), which may be difficult to utilize without significant taxable income. Also, net operating loss carryforwards in jurisdictions with current losses provide uncertainty for realization. In addition, we provide reserves for uncertain tax positions when such tax positions do not meet the recognition thresholds or measurement standards prescribed by the authoritative guidance for accounting for income taxes. A portion of the U.S. general business tax credits for research outside of the financial statement line for research and development (R&D) have a small degree of uncertainty. A reasonable reserve is maintained on the uncertain portion until either the Internal Revenue Service chooses to audit, or the statute of limitation expires. A reserve for R&D is typical for companies who calculate and utilize this general business credit. Amounts for uncertain tax positions are adjusted in periods when new information becomes available or when positions are effectively settled. Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense.
    On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits net operating loss ("NOL") carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. On July 2, 2020, the US Treasury Department issued a regulation providing an election to waive NOL carryback to a former consolidated group. During fiscal year 2021, we filed NOL carryback claims for U.S. losses incurred in fiscal year 2020 and anticipates cash tax refunds on those claims.
Recent Accounting Standards or Updates Not Yet Effective
    See Note 1. Summary of Significant Accounting Policies, of the notes to the consolidated financial statements for a description of recent accounting standards, including the expected dates of adoption and the estimated effects on our consolidated financial statements.

Backlog
    Backlog is the accumulation of all orders for which revenues have not been recognized and are still considered valid. Backlog also includes a small portion of billed service contracts that are included in deferred revenue. Our estimated total backlog at October 1, 2021 was approximately $327 million.
    Orders may be revised or canceled, either according to their terms or as customers' needs change. Consequently, it is difficult to predict with certainty the amount of backlog that will result in revenues. We perform a quarterly review to verify that outstanding orders in the backlog remain valid. Aged orders that are not expected to be converted to revenues are deemed dormant and are reflected as a reduction in the backlog amounts in the period identified.
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
    We may enter into foreign currency forward and option contracts with financial institutions to protect against foreign exchange risks associated with certain existing assets and liabilities, and net investments in foreign subsidiaries. We generally hedge portions of forecasted foreign currency exposure, typically for one to three months. In addition, we hold a cross-currency swap between the Euro and U.S. Dollar as a Net Investment Hedge of our acquisition of Direct Conversion. Depending on the spot rate between the Euro and U.S. Dollar at the time of settlement and whether we have sufficient Euros available, we may have to borrow incrementally in U.S. Dollars to settle this obligation. Additionally, we may choose not to hedge certain foreign exchange exposures for a variety of reasons including, but not limited to, accounting considerations, the prohibitive economic cost of hedging particular exposures, or due to natural offsets among the different exposures.
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
Interest Rate Risk
    Borrowings under our ABL Facility bear interest at floating interest rates. At October 1, 2021, we had no borrowings subject to floating interest rates. See Note 10. Borrowings, of the notes to our consolidated financial statements for further information.
Commodity Price Risk
    We are exposed to market risks related to volatility in the prices of raw materials used in our products. The prices of these raw materials fluctuate in response to changes in supply and demand fundamentals and our product margins and level of profitability tend to fluctuate with changes in these raw materials prices. We try to protect against such volatility through various business strategies. During the fiscal year ended October 1, 2021, we did not have any commodity derivative instruments in place to manage our exposure to price changes.
Item 8. Financial Statements and Supplementary Data.
    The Consolidated Financial Statements and Schedules listed in the Index to Consolidated Financial Statements, Schedules and Exhibits on page F-1 are filed as part of this Annual Report and incorporated in this Item 8 by reference.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
    Our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") are designed to provide reasonable assurance that information required to be disclosed in our periodic reports that we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed, and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have concluded that our disclosure controls and procedures were effective as of October 1, 2021.

Management's Annual Report on Internal Control Over Financial Reporting
    Management, under the supervision of our CEO and CFO, is responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management evaluated the design and operating effectiveness of our internal control over financial reporting based on the criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the

"COSO framework" (2013)). All internal control systems, no matter how well designed, have inherent limitations. Accordingly, even effective internal controls and procedures can provide only reasonable assurance with respect to financial statement preparation and presentation.
    Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 1, 2021. Based on this evaluation, our management concluded that we maintained effective internal control over financial reporting as of October 1, 2021.
    The effectiveness of our internal control over financial reporting as of October 1, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears below in “Item 9a. Controls and Procedures".

Previously Identified Material Weaknesses in Internal Control Over Financial Reporting
    A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
    We previously identified and disclosed in our Annual Report on Form 10-K for the year ended October 2, 2020 material weaknesses in our internal control over financial reporting relating to the following:

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

•Inventory and cost of revenues: We did not design and maintain effective controls related to accounting for inventory and cost of revenues, including maintaining effective business process controls to prevent or detect misstatements in the existence, accuracy, and presentation and disclosure of inventory. Specifically, we did not maintain effective controls related to the verification of inventory at third party vendor locations and the presentation and disclosure of inventory classification.

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

Remediation Efforts of Previously Disclosed Material Weaknesses
    Subsequent to the evaluation made in connection with filing our Annual Report on Form 10-K for the year ended October 2, 2020, management, with the oversight of the Audit Committee of the Board of Directors, continued the process of remediating the material weaknesses.
    During the year ended October 1, 2021, we completed our plans to remediate these material weaknesses by performing the following:

•We invested significantly in the quality of our accounting talent including management, technical, process improvement and financial system roles. Additionally, we implemented programs to: improve our talent acquisition and retention platforms; enhance technical, transactional and control knowledge of our accounting teams; and created a culture of accountability and control. These programs have significantly improved the stability of our global accounting organization.

•We completed a gap analysis of our key controls. In completing this analysis, we identified areas where new controls were necessary and enhancements to existing controls, policies and procedures needed to be made.

•Implementing or enhancing controls in the inventory business process over (i) verification of inventory at third party vendor locations and (ii) presentation and disclosure of inventory classification.

•Implementing or enhancing controls in the financial reporting close process over (i) journal entry posting rights and responsibilities, (ii) appropriate level of segregation of duties and (ii) completeness, accuracy and elimination of intercompany balances.
    As a result of these remediation activities and based on the result of the operating effectiveness testing we performed for the new and modified controls, we concluded the previously reported material weaknesses have been fully remediated as of October 1, 2021.

Changes in Internal Control Over Financial Reporting

    Other than the remediation efforts of previously disclosed material weaknesses described above, there were no changes to our internal control over financial reporting during the quarter ended October 1, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Varex Imaging Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Varex Imaging Corporation and subsidiaries (the “Company”) as of October 1, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 1, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended October 1, 2021 of the Company and our report dated November 19, 2021, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Salt Lake City, Utah
November 19, 2021

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
    The information required by this item with respect to our executive officers is set forth in Part I of this Annual Report on Form 10-K and information relating to the availability of our code of conduct for executive officers and directors is set out below. The other information required by this item is incorporated by reference from our definitive proxy statement for the 2022 Annual Meeting of Stockholders under the captions “Proposal — Election of Directors.” and “Stock Ownership-Section 16(a) Beneficial Ownership Reporting Compliance.” Our definitive proxy statement for the 2022 Annual Meeting of Stockholders will be filed with the SEC no later than 120 days after October 1, 2021.
Code of Conduct
    We have adopted a Code of Conduct that applies to all of our executive officers and directors. The Code of Conduct is available on our website at http://www.vareximaging.com.
    We intend to satisfy the disclosure requirements under Item 5.05(c) of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions by posting such information on our website, specified above.
Item 11. Executive Compensation.
    The information required by this item is incorporated by reference from our definitive proxy statement for the 2022 Annual Meeting of Stockholders under the caption “Executive Compensation.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information
    The following table provides information as of October 1, 2021 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category (amounts in thousands except per share data)	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (a)	Weighted average exercise price of outstanding options, warrants, and rights (2) (b)	Number of securities remaining available for future issuance under equity compensation plans (3) (excluding securities reflected in columns (a) and (b))
Equity compensation plans approved by security holders	3,891	$28.69	4,349
Equity compensation plans not approved by security holders	—	—	—
Total	3,891	$28.69	4,349
(1) Consists of stock options, restricted stock units ("RSUs"), and deferred stock units ("DSUs") granted under the Varex Imaging Corporation 2017 Omnibus Stock Plan and the 2020 Stock Plan. Excludes purchase rights under the ESPP.
(2) The weighted average exercise price does not take into account the shares issuable upon vesting of outstanding RSUs and DSUs, which have no exercise price.
(3) Includes 4,051 thousand shares available for future issuance under the 2020 Stock Plan. Also includes 298 thousand shares available for future issuance under the ESPP. Subject to the number of shares remaining in the share reserve, the maximum number of shares purchasable by any participant on any one purchase date for any purchase period, including the current purchase period may not exceed 2,000 shares.
    The information required by this item with respect to the security ownership of certain beneficial owners and the security ownership of directors and executive officers is incorporated by reference from our definitive proxy statement for the 2022 Annual

Meeting of Stockholders under the caption “Stock Ownership—Beneficial Ownership of Certain Stockholders, Directors and Executive Officers.”
Item 13. Certain Relationships and Related Transactions and Director Independence.
    The information required by this item with respect to certain relationships and related transactions is incorporated by reference from our definitive proxy statement for the 2022 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions.” The information required by this item with respect to director and committee member independence is incorporated by reference from our definitive proxy statement for the 2022 Annual Meeting of Stockholders under the caption “Proposal - Election of Directors.”
Item 14. Principal Accountant Fees and Services.
    The information required by this item is incorporated by reference from our definitive proxy statement for the 2022 Annual Meeting of Stockholders under the caption “Proposal - Ratification of the Appointment of Our Independent Registered Public Accounting Firm.”

PART IV
Item 15. Exhibits, Consolidated Financial Statements and Financial Statement Schedules.
Documents filed as part of this annual report include:

1.
Consolidated Financial Statements. We have filed the consolidated financial statements listed in the index to Consolidated Financial Statements, Schedules and Exhibits on page F-1 as part of this annual report on Form 10-K.

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

3.2*	Amended and Restated Bylaws of the Company, as amended February 11, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 16, 2021).

4.1	Information required by Item 202(a) through (d) and (f) of Regulation S-K for each class of Company securities that is registered under Section 12 of the Exchange Act.

4.2*
Indenture, dated June 9, 2020, by and among Varex Imaging Corporation and Wells Fargo Bank, National Association, as Trustee, including form of 4.00% Convertible Senior Notes due 2025 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 9, 2020).

4.3*
Indenture, dated as of September 30, 2020, by and among Varex Imaging Corporation, the Guarantors party thereto and Wells Fargo Bank, National Association, as trustee and collateral agent, including the form of 7.875% Senior Secured Notes due 2027 as Exhibit A (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 10-K filed November 30, 2021).

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

10.6*†	Varex Imaging Corporation 2017 Omnibus Stock Plan (incorporated by reference to Exhibit 99.1 to the Company’s Form S-8, filed January 27, 2017).

10.7*†	Form of Nonqualified Stock Option Agreement under the 2017 Omnibus Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 16, 2017).

10.8*†	Form of Restricted Stock Unit Award Agreement under the 2017 Omnibus Stock Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 16, 2017).

10.9*†	Varex Imaging Corporation 2017 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 99.2 to the Company’s Form S-8, filed January 27, 2017).

10.10*†	Varex Imaging Corporation Management Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed January 30, 2017).

10.11†	Form of Change in Control Agreement

10.12*†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed January 30, 2017).

10.13*†	Varex Imaging Corporation 2016 Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to Form 10 filed by the Company on December 8, 2016).

10.14*†	Varex Imaging Corporation Frozen Deferred Compensation Plan (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to Form 10 filed by the Company on December 8, 2016).

10.15*†	Form of Grant Agreement for Deferred Stock Units under the 2017 Omnibus Stock Plan (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K filed December 13, 2017.

10.16*†	Form of Grant Agreement for Deferred Stock Units under the 2017 Omnibus Stock Plan (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K filed December 20, 2019).

10.17*†
Varex Imaging Corporation 2020 Omnibus Stock Plan, including the Form of Nonqualified Stock Option Agreement, the Form of Restricted Stock Unit Agreement and the Form of Grant Agreement – Deferred Stock Units (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 14, 2020).

10.18*
Credit Agreement dated as of September 30, 2020, by and among Varex Imaging Corporation, Varex Imaging West, LLC, Varex Imaging Deutschland AG, the Guarantors party thereto and Bank of America N.A., as administrative and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 10-K filed November 30, 2021).

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

10.25*†	Offer Letter dated June 8, 2020 by Varex Imaging Corporation to Shubham Maheshwari (incorporated by reference to Exhibit 10.25 to the Company’s Current Report on Form 10-K filed November 30, 2021).

21.1	List of Subsidiaries as of November 8, 2021

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101).

*	Incorporated herein by reference

†	Management contract or compensatory agreement.

Item 16. Form 10-K Summary
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VAREX IMAGING CORPORATION

Date:	November 19, 2021	By:	/s/ Shubham Maheshwari
Shubham Maheshwari
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ SUNNY S. SANYAL	President and Chief Executive Officer and Director (Principal Executive Officer)	November 19, 2021
Sunny S. Sanyal

/s/ SHUBHAM MAHESHWARI	Chief Financial Officer (Principal Financial and Accounting Officer)	November 19, 2021
Shubham Maheshwari

/s/ RUEDIGER NAUMANN-ETIENNE	Chairman of the Board	November 19, 2021
Ruediger Naumann-Etienne

/s/ JOCELYN D. CHERTOFF	Director	November 19, 2021
Jocelyn D. Chertoff

/s/ TIMOTHY E. GUERTIN	Director	November 19, 2021
Timothy E. Guertin

/s/ JAY K. KUNKEL	Director	November 19, 2021
Jay K. Kunkel

/s/ WALTER M ROSEBROUGH, JR.	Director	November 19, 2021
Walter M Rosebrough, Jr.

/s/ CHRISTINE A. TSINGOS	Director	November 19, 2021
Christine A. Tsingos

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Varex Imaging Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Varex Imaging Corporation and subsidiaries (the "Company") as of October 1, 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for the year ended October 1, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 1, 2021, and the results of its operations and its cash flows for the year ended October 1, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of October 1, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 19, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Inventories – Valuation of Excess and Obsolete Inventories — Refer to Note 1 to the financial statements

Critical Audit Matter Description

Inventories are valued at the lower of cost or net realizable value. The Company evaluates the carrying value of its inventories taking into consideration such factors as historical sales and anticipated future sales compared to quantities on hand and the prices the Company expects to obtain for products in its various markets. The Company adjusts excess and obsolete inventories to net realizable value, and write-downs of excess and obsolete inventories are recorded as a component of cost of revenues. As of October 1, 2021, the Company’s inventories, net, were $224.8 million. For the year ended October 1, 2021, inventory write-downs associated with certain discontinued products were $3.5 million. Estimating the amount of excess and obsolete inventories involves significant judgment and estimates.

We identified the valuation of excess and obsolete inventories as a critical audit matter because of management’s significant judgment and estimates in determining the reasonableness of the valuation of excess and obsolete inventories primarily around anticipated future sales. This required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s estimates of the valuation of excess and obsolete inventories included the following, among others:
•We tested the effectiveness of controls over the valuation of excess and obsolete inventories. The controls we tested included those over the calculation and accuracy and completeness of underlying data used in the calculation including historical sales and anticipated future sales by product, product quantities on hand, and applicable prices.
•We evaluated management’s ability to accurately estimate the valuation of excess and obsolete inventories by comparing actual inventory write-downs to management’s historical estimates.
•We performed procedures to evaluate the reasonableness of management’s methods, assumptions, and judgments used in developing their estimate of the valuation of excess and obsolete inventories, which included consideration of historical sales, anticipated future sales, and information obtained from production planning and supply chain employees.
•We assessed the reasonableness of the assumptions used in the calculations of valuation of excess and obsolete inventories by developing an independent expectation and comparing our independent expectation to the results of the Company’s calculations.
•We tested the mathematical accuracy of the Company’s calculations of excess and obsolete inventories.
•We tested the accuracy and completeness of the underlying data used in the Company’s calculations of the valuation of excess and obsolete inventories, including historical sales, anticipated future sales, quantities on hand, and pricing.

/s/ Deloitte & Touche LLP
Salt Lake City, Utah
November 19, 2021

We have served as the Company’s auditor since 2021.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Varex Imaging Corporation

Opinion on the Financial Statements

We have audited the consolidated balance sheet of Varex Imaging Corporation and its subsidiaries (the “Company”) as of October 2, 2020, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the two years in the period ended October 2, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 2, 2020, and the results of its operations and its cash flows for each of the two years in the period ended October 2, 2020 in conformity with accounting principles generally accepted in the United States of America.

Changes in Accounting Principles

As discussed in Notes 1 and 3 to the consolidated financial statements, the Company changed the manner in which it accounts for leases as of September 28, 2019 and the manner in which it accounts for revenues as of September 29, 2018.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Salt Lake City, Utah
November 30, 2020

We served as the Company's auditor from 2016 to 2020.

VAREX IMAGING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years
(In millions, except per share amounts)	2021	2020	2019
Revenues, net	$818.1	$738.3	$780.6
Cost of revenues	546.6	548.1	523.9
Gross profit	271.5	190.2	256.7
Operating expenses:
Research and development	71.9	78.9	78.1
Selling, general and administrative	125.5	142.2	128.1
Impairment of intangible assets	—	2.8	4.8
Total operating expenses	197.4	223.9	211.0
Operating income (loss)	74.1	(33.7)	45.7
Interest income	0.1	0.1	0.1
Interest expense	(42.1)	(31.4)	(21.1)
Other expense, net	(3.5)	(7.6)	(3.2)
Interest and other expense, net	(45.5)	(38.9)	(24.2)
Income (loss) before taxes	28.6	(72.6)	21.5
Income tax expense (benefit)	10.7	(15.2)	5.7
Net income (loss)	17.9	(57.4)	15.8
Less: Net income attributable to noncontrolling interests	0.5	0.5	0.3
Net income (loss) attributable to Varex	$17.4	$(57.9)	$15.5
Net income (loss) per common share attributable to Varex
Basic	$0.44	$(1.49)	$0.41
Diluted	$0.43	$(1.49)	$0.40
Weighted average common shares outstanding
Basic	39.3	38.8	38.2
Diluted	40.3	38.8	38.6

See accompanying notes to the consolidated financial statements.

VAREX IMAGING CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Years
(In millions)	2021	2020	2019
Net income (loss)	$17.9	$(57.4)	$15.8
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on interest rate swap contracts	—	0.4	(6.2)
Unrealized (loss) gain on defined benefit obligations	(0.1)	0.6	(1.3)
Foreign currency translation adjustments	(0.7)	1.5	—
	(0.8)	2.5	(7.5)
Comprehensive income (loss)	17.1	(54.9)	8.3
Less: Comprehensive income attributable to noncontrolling interests	0.5	0.5	0.3
Comprehensive income (loss) attributable to Varex	$16.6	$(55.4)	$8.0

See accompanying notes to the consolidated financial statements.

VAREX IMAGING CORPORATION
CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)	October 1, 2021	October 2, 2020
Assets
Current assets:
Cash and cash equivalents	$144.6	$100.6
Accounts receivable, net of allowance for credit losses of $1.0 million and $0.3 million at October 1, 2021 and October 2, 2020, respectively	155.3	123.8
Inventories	224.8	271.9
Prepaid expenses and other current assets	29.5	25.7
Total current assets	554.2	522.0
Property, plant and equipment, net	140.2	145.2
Goodwill	292.2	293.1
Intangible assets, net	50.7	67.5
Investments in privately-held companies	49.3	51.3
Deferred tax assets	4.0	0.5
Operating lease assets	24.3	27.7
Other assets	32.6	32.2
Total assets	$1,147.5	$1,139.5
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$58.8	$72.9
Accrued liabilities and other current liabilities	89.7	70.5
Current operating lease liabilities	6.2	6.1
Current maturities of long-term debt	2.8	2.5
Deferred revenues	9.1	8.6
Total current liabilities	166.6	160.6
Long-term debt, net	431.7	452.8
Deferred tax liabilities	2.2	2.3
Operating lease liabilities	18.7	23.1
Other long-term liabilities	31.8	34.9
Total liabilities	651.0	673.7
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.01 par value: 20,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value: 150,000,000 shares authorized
Shares issued and outstanding: 39,435,830 and 39,059,094 at October 1, 2021 and October 2, 2020, respectively	0.4	0.4
Additional paid-in capital	449.4	434.4
Accumulated other comprehensive income	—	0.8
Retained earnings	33.5	16.1
Total Varex stockholders' equity	483.3	451.7
Noncontrolling interests	13.2	14.1
Total stockholders' equity	496.5	465.8
Total liabilities and stockholders' equity	$1,147.5	$1,139.5
See accompanying notes to the consolidated financial statements.

VAREX IMAGING CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Varex Equity	Noncontrolling Interests	Total Stockholders' Equity
(In millions)	Shares	Amount
September 28, 2018	38.0	$0.4	$357.6	$5.8	$62.4	$426.2	$2.1	$428.3
Cumulative effect of accounting change	—	—	—	—	(3.5)	(3.5)	—	(3.5)
Net income (loss)	—	—	—	—	15.5	15.5	(0.2)	15.3
Exercise of stock options	—	—	0.8	—	—	0.8	—	0.8
Common stock issued upon vesting of restricted shares	0.2	—	—	—	—	—	—	—
Shares withheld on vesting of restricted stock	—	—	(2.1)	—	—	(2.1)	—	(2.1)
Common stock issued under employee stock purchase plan	0.2	—	3.8	—	—	3.8	—	3.8
Share-based compensation	—	—	11.7	—	—	11.7	—	11.7
Unrealized loss on interest rate swap contracts, net of tax	—	—	—	(6.2)	—	(6.2)	—	(6.2)
Unrealized loss on defined benefit obligations, net of tax	—	—	—	(1.3)	—	(1.3)	—	(1.3)
Noncontrolling interest acquired/consolidated	—	—	—	—	—	—	1.4	1.4
September 27, 2019	38.4	$0.4	$371.8	$(1.7)	$74.4	$444.9	$3.3	$448.2
Cumulative effect of accounting change	—	—	—	—	(0.3)	(0.3)	—	(0.3)
Net loss	—	—	—	—	(57.9)	(57.9)	—	(57.9)
Exercise of stock options	0.1	—	1.5	—	—	1.5	—	1.5
Common stock issued upon vesting of restricted shares	0.2	—	—	—	—	—	—	—
Shares withheld on vesting of restricted stock	(0.1)	—	(1.8)	—	—	(1.8)	—	(1.8)
Common stock issued under employee stock purchase plan	0.2	—	3.6	—	—	3.6	—	3.6
Share-based compensation	—	—	13.4	—	—	13.4	—	13.4
Unrealized gain on interest rate swap contracts, net of tax	—	—	—	0.4	—	0.4	—	0.4
Unrealized gain on defined benefit obligations, net of tax	—	—	—	0.6	—	0.6	—	0.6
Conversion feature of Convertible Notes, net of issuance costs	—	—	49.7	—	—	49.7	—	49.7
Purchase of hedges	—	—	(61.0)	—	—	(61.0)	—	(61.0)
Issuance of warrants	—	—	49.8	—	—	49.8	—	49.8
Foreign currency translation adjustments	—	—	—	1.5	—	1.5	—	1.5
Shares issued to settle deferred consideration	0.3	—	7.4	—	—	7.4	—	7.4
Reclassification from mezzanine equity to equity for noncontrolling interest in MeVis Medical Solutions, AG	—	—	—	—	—	—	11.3	11.3
Other	—	—	—	—	(0.1)	(0.1)	(0.5)	(0.6)
October 2, 2020	39.1	$0.4	$434.4	$0.8	$16.1	$451.7	$14.1	$465.8
Net income	—	—	—	—	17.4	17.4	0.5	17.9
Common stock issued upon vesting of restricted shares	0.2	—	—	—	—	—	—	—
Shares withheld on vesting of restricted stock	(0.1)	—	(1.5)	—	—	(1.5)	—	(1.5)
Common stock issued under employee stock purchase plan	0.2	—	2.8	—	—	2.8	—	2.8
Share-based compensation	—	—	13.9	—	—	13.9	—	13.9
Unrealized loss on defined benefit obligations, net of tax	—	—	—	(0.1)	—	(0.1)	—	(0.1)
Foreign currency translation adjustments	—	—	—	(0.7)	—	(0.7)	—	(0.7)
Other	—	—	(0.2)	—	—	(0.2)	(1.4)	(1.6)
October 1, 2021	$39.4	$0.4	$449.4	$—	$33.5	$483.3	$13.2	$496.5

See accompanying notes to the consolidated financial statements.

VAREX IMAGING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years
(In millions)	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$17.9	$(57.4)	$15.8
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation expense	13.9	13.4	11.7
Depreciation	20.5	22.3	23.5
Amortization of intangible assets	16.8	17.2	15.7
Impairment of intangible assets	—	2.8	4.8
Other assets impairment charges	0.5	2.7	—
Inventory write-down	3.5	18.1	3.1
Deferred taxes	(3.0)	(3.1)	(12.9)
Amortization of deferred loan costs	10.0	5.1	2.4
Loss from equity method investments, net of dividends received	3.0	1.3	2.3
Other, net	1.3	4.7	0.8
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(32.9)	17.7	14.8
Inventories	42.8	(42.7)	(11.1)
Prepaid expenses and other assets	(0.9)	(9.3)	4.3
Accounts payable	(13.6)	14.3	(9.0)
Accrued operating liabilities and other long-term operating liabilities	12.2	8.1	10.9
Deferred revenues	0.6	(2.0)	(5.2)
Net cash provided by operating activities	92.6	13.2	71.9
Cash flows from investing activities:
Purchases of property, plant and equipment	(15.1)	(23.5)	(19.8)
Acquisitions of businesses, net of cash acquired	—	(1.6)	(69.5)
Investments in privately-held companies	(1.4)	(1.8)	(3.9)
Other	0.3	—	—
Net cash used in investing activities	(16.2)	(26.9)	(93.2)
Cash flows from financing activities:
Proceeds from issuance of debt	1.5	593.8	85.4
Repayments of borrowings	(33.1)	(483.9)	(87.0)
Payment of debt issuance costs	—	(16.7)	(0.5)
Proceeds from issuance of warrant	—	49.8	—
Purchases of hedges	—	(61.0)	—
Proceeds from shares issued under employee stock purchase plan	2.8	3.6	3.8
Proceeds from exercise of stock options	—	1.5	0.8
Taxes related to net share settlement of equity awards	(1.5)	(1.8)	(2.1)
Other financing activities	(2.0)	(1.7)	(0.5)
Net cash (used in) provided by financing activities	(32.3)	83.6	(0.1)
Effects of exchange rate changes on cash and cash equivalents and restricted cash	(0.1)	0.9	(0.7)
Net increase (decrease) in cash and cash equivalents and restricted cash	44.0	70.8	(22.1)
Cash and cash equivalents and restricted cash at beginning of period	102.1	31.3	53.4
Cash and cash equivalents and restricted cash at end of period	$146.1	$102.1	$31.3
Supplemental cash flow information:
Cash paid for interest	$21.6	$16.7	$19.9
Cash paid for income tax, net of refunds	14.1	4.2	8.2
Supplemental non-cash activities:
Purchases of property, plant and equipment financed through accounts payable	$1.5	$1.6	$1.8

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
    The Company also designs, manufactures, sells and services industrial products, which include Linatron® X-ray accelerators, imaging processing software and image detection products for security and inspection purposes, such as cargo screening at ports and borders and nondestructive examination in a variety of applications. The Company generally sells security and inspection products to OEM customers who incorporate Varex’s products into their inspection systems. The Company conducts an active research and development program to focus on new technology and applications in both the medical and industrial X-ray imaging markets.
Basis of Presentation
    The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC and prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The Company has consolidated all the majority owned subsidiaries and entities over which we have control. All intercompany balances and transactions have been eliminated in consolidation.
Segment Reporting
    The Company has two reportable operating segments; (i) Medical and (ii) Industrial. See Note 17. Segment Information, included in this report, for further information on the Company’s segments.
Fiscal Year
    The fiscal years of the Company as reported are the 52 or 53-week period ending on the Friday nearest September 30. Fiscal year 2021 was the 52-week period that ended October 1, 2021, fiscal year 2020 was the 53-week period that ended October 2, 2020, and fiscal year 2019 was the 52-week period that ended September 27, 2019.
Variable Interest Entities
    For entities in which the Company has variable interests, the Company focuses on identifying which entity has the power to direct the activities that most significantly impact the variable interest entity’s economic performance and which entity has the obligation to absorb losses or the right to receive residual returns from the variable interest entity. If the Company is the primary beneficiary of a variable interest entity, the assets, liabilities and results of operations of the variable interest entity will be included in the Company’s consolidated financial statements. As of October 1, 2021, the Company had variable interests in two entities, neither of which were consolidated by the Company.
 Use of Estimates
    The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates include the valuation of inventories, valuation of goodwill and intangible assets, warranties, contract liabilities, long-lived asset valuations, impairment on investments, valuation of financial instruments, and taxes on income. Actual results could differ from these estimates.

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
Restricted Cash
    Restricted cash primarily consists of cash collateral related to certain leases and inventory arrangements. Restricted cash is included in other assets on the consolidated balance sheets. Cash and cash equivalents and restricted cash as reported within the consolidated statements of cash flows consisted of the following:

	Twelve Months Ended October 1, 2021		Twelve Months Ended October 2, 2020
(In millions)	Beginning of Period	End of Period	Beginning of Period	End of Period
Cash and cash equivalents	$100.6	$144.6	$29.9	$100.6
Restricted cash	1.5	1.5	1.4	1.5
Cash and cash equivalents and restricted cash as reported per statement of cash flows	$102.1	$146.1	$31.3	$102.1

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
Derivative instruments and hedging activities
    The Company records all derivatives on the consolidated balance sheets at fair value as of the reporting date. For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative is reported as a component of other comprehensive income or loss and reclassified from accumulated other comprehensive income into earnings when the hedged transaction affects earnings. For derivatives that are designated and qualify as net investment hedges, the gain or loss on the derivative is reported as a component of other comprehensive income or loss until the hedged item is sold. The portion of the change in fair value of the Company's net investment hedges (or cross currency swaps) related to the cross-currency basis spread is an excluded component in the assessment of the effectiveness of these net investment hedges (or cross currency swaps). A qualitative assessment of hedge effectiveness is performed on a quarterly basis, unless facts and circumstances indicate the hedge may no longer be highly effective, in which case, a quantitative assessment of hedge effectiveness is performed.
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
    Credit is extended to customers based on an evaluation of the customer’s financial condition, and collateral is not required. In certain circumstances, a customer may be required to prepay all or a portion of the contract price prior to transfer of control. During the periods presented, one of the Company's customers accounted for a significant portion of revenues, which is as follows:

	Fiscal Year
	2021	2020	2019
Canon Medical Systems Corporation	17.9%	20.5%	17.3%

    Canon Medical Systems Corporation accounted for 16.2% and 12.0% of the Company’s accounts receivable as of October 1, 2021 and October 2, 2020, respectively.
Inventories
    Inventories are valued at the lower of cost or net realizable value. Costs include materials, labor, external service, and manufacturing overhead and is computed on a first-in-first-out basis. The Company evaluates the carrying value of its inventories taking into consideration such factors as historical and anticipated future sales compared to quantities on hand and the prices the Company expects to obtain for products in its various markets. The Company adjusts excess and obsolete inventories to net realizable value and write-downs of excess and obsolete inventories are recorded as a component of cost of revenues.
    The following table summarizes the Company’s inventories, net:

(In millions)	October 1, 2021	October 2, 2020
Raw materials and parts	$168.0	$184.6
Work-in-process	20.4	23.9
Finished goods	36.4	63.4
Total inventories	$224.8	$271.9

    As a result of the economic downturn resulting from COVID-19, the Company discontinued certain products and wrote-down inventory associated with these discontinued products by $3.5 million and $15.8 million for the twelve months ended October 1, 2021 and October 2, 2020, respectively.
Property, Plant and Equipment, net
    Property, plant and equipment are stated at cost, net of accumulated depreciation. Major improvements are capitalized, while repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets or remaining lease term. Land is not subject to depreciation, but land improvements are depreciated over fifteen years. Land leasehold rights and leasehold improvements are depreciated over the lesser of their estimated useful lives or remaining lease terms. Buildings are depreciated up to thirty years. Machinery and equipment are depreciated over a range from three to seven years. Assets subject to lease are depreciated over the lesser of their estimated useful lives or remaining lease terms. Estimated useful lives are periodically reviewed and, when appropriate, changes are made prospectively. When certain events or changes in operating conditions occur, asset lives may be adjusted, and an impairment assessment may be performed on the recoverability of the carrying amounts. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are removed from the accounts.
    The following table summarizes the Company’s property, plant and equipment, net:

(In millions)	October 1, 2021	October 2, 2020
Land	$8.3	$8.3
Buildings and leasehold improvements	148.7	137.2
Machinery and equipment	179.7	175.5
Construction in progress	18.1	35.4
	354.8	356.4
Accumulated depreciation and amortization	(214.6)	(211.2)
Property, plant, and equipment, net	$140.2	$145.2

    The Company recorded depreciation expense of $20.5 million, $22.3 million and $23.5 million, in fiscal years 2021, 2020 and 2019, respectively. During fiscal years 2021, 2020 and 2019 the Company recorded accelerated depreciation of $0.2 million, $2.9 million and $4.5 million, respectively, which primarily related to the machinery and equipment used at the Santa Clara, California facility. See Note 6. Restructuring, included in this report, for further information.

Investments
    The Company accounts for its equity investments in privately-held companies under the equity method of accounting if the Company has the ability to exercise significant influence in these investments. Distributions received from an equity method investment are classified using the cumulative earnings approach, which means that distributions up to the amount of cumulative equity in earnings recognized will be treated as returns on investment and classified as operating cash flows and those in excess of that amount will be treated as returns of investment and classified as investing cash flows. The Company reviews its equity investments in privately-held companies for impairment whenever events or changes in business circumstances are other than temporary and indicate that the carrying amount of the investments may not be fully recoverable. There were no impairments recorded during the fiscal year 2021. During the fiscal year 2020, the Company wrote off a $2.7 million cost investment in a privately-held company, the related expense is included as part of other expenses, net in the Company's consolidated financial statements.
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
    The Company evaluates goodwill and indefinite lived intangible assets for impairment at least annually at the beginning of the fourth quarter of each fiscal year or whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The evaluation includes consideration of qualitative factors including industry and market considerations, overall financial performance, and other relevant events and factors affecting the reporting unit. If the Company determine that a quantitative analysis is necessary, the Company performs a step one analysis, which consists of a comparison of the fair value of a reporting unit against its carrying amount, including the goodwill allocated to each reporting unit. The Company determines the fair value of its reporting units based on a combination of income and market approaches. The income approach is based on the present value of estimated future cash flows of the reporting units, and the market approach is based on a market multiple calculated for each reporting unit based on market data of other companies engaged in similar business. If the carrying amount of the reporting unit is in excess of its fair value, the difference between the fair value and carrying amount is recorded as an impairment loss. The impairment test for intangible assets with indefinite useful lives, if any, consists of a comparison of fair value to carrying value, with any excess of carrying value over fair value being recorded as an impairment loss. In fiscal years 2021, 2020 and 2019, the Company performed the annual goodwill impairment test for our two reporting units and found no impairment.
    During the fiscal years ended October 1, 2021, October 2, 2020 and September 27, 2019, the Company recognized $0.0 million, $2.8 million, and $4.8 million of impairments of intangible assets, respectively.
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
    The following table reflects the changes in the Company’s accrued product warranty:

	Fiscal Years
(In millions)	2021	2020
Accrued product warranty, at beginning of period	$8.1	$8.1
Charged to cost of revenues	13.0	15.1
Actual product warranty expenditures	(12.6)	(15.1)
Accrued product warranty, at end of period	$8.5	$8.1

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

    Service revenue is generally recognized over the term of the service contract. Services are expected to be transferred to the customer throughout the term of the contract and the Company believes recognizing revenue ratably over the term of the contract best depicts the transfer of value to the customer.
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
Allowance for Credit Losses
    The Company evaluates the creditworthiness of customers prior to authorizing shipment for all major sale transactions. On a quarterly basis, the Company considers historical trends, current information and any reasonable and supportable forecasts to determine if an amount should be included in the allowance for credit losses. The Company had an allowance for credit losses of $1.0 million and $0.3 million as of October 1, 2021 and October 2, 2020, respectively.
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
    The Company measures and recognizes expense for all share-based payment awards based on their fair values. Share-based compensation expense recognized in the consolidated statements of operations includes compensation expense for the share-based payment awards based on the grant date fair value estimated in accordance with the guidance on share-based compensation. The Company records forfeitures as they occur. The Company attributes the value of share-based compensation to expense using the straight-line method. The Company considers only the direct tax impacts of share-based compensation awards when calculating the amount of tax windfalls or shortfalls. For additional information, see Note 15. Employee Stock Plans, included in this report.

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
Taxes on Income
    Current income tax expense or benefit is the amount of income taxes expected to be payable or receivable for the current year. Deferred income tax liabilities or assets are established for the expected future tax consequences resulting from the differences in financial reporting and tax bases of assets and liabilities. Future changes in tax regulation can have a material impact, including tax rate changes or the realization of deferred tax assets. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax assets will not be realized. U.S. Tax Reform introduced a limitation of business interest deduction under IRC Section 163(j), which may be difficult to utilize without significant taxable income. Also, net operating loss carryforwards in jurisdictions with current losses provide uncertainty for realization. In addition, we provide reserves for uncertain tax positions when such tax positions do not meet the recognition thresholds or measurement standards prescribed by the authoritative guidance for accounting for income taxes. A portion of the U.S. general business tax credits for research outside of the financial statement line for research and development ("R&D") have a small degree of uncertainty. A reasonable reserve is maintained on the uncertain portion until either the Internal Revenue Service chooses to audit, or the statute of limitation expires. A reserve for R&D is typical for companies who calculate and utilize this general business credit. Amounts for uncertain tax positions are adjusted in periods when new information becomes available or when positions are effectively settled. Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense.
    On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits net operating loss ("NOL") carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. On July 2, 2020, the US Treasury Department issued a regulation providing an election to waive NOL carryback to a former consolidated group. During fiscal year 2021, the Company filed NOL carryback claims for U.S. losses incurred in fiscal year 2020 and anticipates cash tax refunds on those claims.
Foreign Currency Translation
    The Company uses the U.S. Dollar predominately as the functional currency of its foreign operations. Gains and losses from remeasurement of foreign currency balances into U.S. Dollars are included in the consolidated statements of operations. For the foreign subsidiaries where the local currency is the functional currency, translation adjustments of foreign currency financial statements into U.S. dollars are recorded to a separate component of accumulated other comprehensive income.
Recently Adopted Accounting Pronouncements
    In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Measurement of Credit Losses on Financial Instruments. This pronouncement changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, held-to-maturity debt securities and loans and replaces the incurred loss methodology with a new, forward-looking “expected loss” model that considers the risk of loss over the asset’s contractual life, even if remote, historical experience, current conditions, and reasonable and supportable forecasts of future relevant events. The Company adopted this ASU on October 3, 2020, using a modified retrospective approach. The adoption of ASU 2016-13 did not have a material impact on the Company's consolidated financial statements and related disclosures.

Recent Accounting Standards Updates Not Yet Effective
    In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The standard removes certain separation models in ASC 470-20 for convertible instruments, and, as a result, embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under ASC 815. The convertible debt instruments will be accounted for as a single liability measured at amortized cost. This will also result in the interest expense recognized for convertible debt instruments to be typically closer to the coupon interest rate. Further, the ASU made amendments to the earnings per share (“EPS”) guidance in Topic 260 for convertible instruments, the most significant impact of which is requiring the use of the if-converted method for diluted EPS calculation, and no longer allowing the net share settlement method. The ASU is effective for interim and annual periods beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020. Adoption of the ASU can either be on a modified retrospective or full retrospective basis. We are currently evaluating the impacts of this ASU on our consolidated financial statements.
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
    In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the current guidance, and improving the consistent application of and simplification of other areas of the guidance. The standard is effective for the Company beginning in the first quarter of fiscal year 2022. The Company does not expect that the new guidance will have a material impact on its financial position, results of operations, or cash flows.
2. REVENUE RECOGNITION
    The following tables summarize the changes in the contract assets and refund liabilities for the twelve months ended October 1, 2021 and October 2, 2020:

(In millions)	Contract Assets
Balance at September 27, 2019	$23.7
Costs recovered from product returns during the period	(5.6)
Contract asset from shipments of products, subject to return during the period	6.5
Balance at October 2, 2020	$24.6
Costs recovered from product returns during the period	(4.8)
Contract asset from shipments of products, subject to return during the period	6.4
Adjustment for actual vs reserved product returns	(1.9)
Balance at October 1, 2021	$24.3

(In millions)	Refund Liabilities
Balance at September 27, 2019	$26.4
Release of refund liability included in beginning of year refund liability	(6.2)
Additions to refund liabilities	7.2
Balance at October 2, 2020	$27.4
Release of refund liability included in beginning of year refund liability	(5.3)
Additions to refund liabilities	7.1
Adjustment for actual vs reserved product returns	(2.2)
Balance at October 1, 2021	$27.0

    During fiscal year 2021, the Company recognized revenue of $6.9 million related to deferred revenue which existed at October 2, 2020. During fiscal year 2020, the Company recognized revenue of $8.4 million related to deferred revenue which existed at September 27, 2019.
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
3. LEASES
    On September 28, 2019, the Company adopted ASC 842, which amends the guidance for the accounting and reporting of leases. The determination of whether an arrangement is, or contains, a lease is performed at the inception of the arrangement. The Company has operating and finance leases for office space, warehouse and manufacturing space, vehicles, and certain equipment. The Company's lease agreements do not contain any material residual value guarantees, variable lease costs, bargain purchase options or restrictive covenants. The Company does not have any lease transactions with related parties. Leases with an initial term of 12 months or less are generally not recorded on the balance sheet and expense for these leases is recognized on a straight-line basis over the lease term. The Company's leases have remaining lease terms of one year to approximately six years, some of which may include options to extend the leases for up to six years and some include options to terminate early. These options have been included in the determination of the lease liability when it is reasonably certain that the option will be exercised.
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
    The following table presents supplemental balance sheet information related to the Company's operating and finance leases:

(In millions)	Balance Sheet Location	October 1, 2021	October 2, 2020
Assets
Operating lease right-of-use assets	Operating lease assets	$24.3	$27.7
Finance lease right-of-use assets	Property, plant and equipment, net	0.5	0.5
Liabilities
Operating lease liabilities (current)	Current operating lease liabilities	6.2	6.1
Finance lease liabilities (current)	Accrued liabilities and other current liabilities	0.2	0.2
Operating lease liabilities (non-current)	Operating lease liabilities	18.7	23.1
Finance lease liabilities (non-current)	Other long-term liabilities	$0.3	$0.4
    The following table presents the weighted average remaining lease term and discount rate information related to the Company's operating and finance leases:

	October 1, 2021	October 2, 2020
Operating lease weighted average remaining lease term (in years)	5.9	6.6
Operating lease weighted average discount rate	5.5%	4.5%
Finance lease weighted average remaining lease term (in years)	2.5	3.3
Finance lease weighted average discount rate	3.6%	4.1%
    The following table provides information related to the Company’s operating and finance leases:

(In millions)	October 1, 2021	October 2, 2020
Total operating lease costs (a)	$8.1	$8.4

Total finance lease costs	$0.3	$0.3

Operating cash flows from operating leases	$7.9	$8.0
Financing cash flows from finance leases	0.2	0.3
Total cash paid for amounts included in the measurement of lease liabilities	$8.1	$8.3

Noncash operating right-of-use assets obtained in exchange for new lease liabilities (b)	$5.6	$10.6
Noncash finance right-of-use assets obtained in exchange for new lease liabilities (b)	0.2	0.2
Total right-of-use assets obtained in exchange for new lease liabilities (b)	$5.8	$10.8
(a) Includes variable and short-term lease expense, which were immaterial for fiscal year 2021 and 2020.
(b) Excludes the impact of adopting the new leases standard in the first quarter of 2020.
    For fiscal year 2019, the Company's lease expense was $5.1 million.
    As of October 1, 2021, maturities of operating lease and finance lease liabilities for each of the following five years and a total thereafter were as follows:

(In millions)
Fiscal years:	Operating Leases	Finance Leases
2022	$7.4	$0.2
2023	4.9	0.2
2024	4.1	0.1
2025	3.9	—
2026	2.4	—
Thereafter	6.7	—
Total future lease payments	$29.4	$0.5
Less: imputed interest	(4.5)	—
Present value of lease liabilities	$24.9	$0.5
    As of October 1, 2021, the Company had not entered into any material leases that have not yet commenced.
4. BUSINESS COMBINATIONS
Acquisition of Direct Conversion AB
    In April 2019, Varex completed the acquisition of 98.2% of the outstanding shares of common stock of Direct Conversion AB (publ) (“Direct Conversion”). In April 2021, the Company acquired all of the remaining shares representing the noncontrolling interests in Direct Conversion such that the Company now owns 100% of the outstanding shares of common stock of Direct Conversion. The acquisition of Direct Conversion expanded our detector product portfolio to include photon counting technology.

This technology allows Varex to expand its range of imaging applications and offer new solutions to both Medical and Industrial customers.
    The following amounts represent revenues by reporting segment from Direct Conversion from the acquisition date of April 29, 2019, through September 27, 2019:

(In millions)	Direct Conversion Revenue
Medical	$4.5
Industrial	1.8
Total Direct Conversion revenues	$6.3

    The acquisition of Direct Conversion did not have a significant impact on the Company's consolidated results of operations on a pro forma basis for fiscal year 2019.
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
    The investment in dpiX Holding is accounted for under the equity method of accounting. When the Company recognizes its share of net profits or losses of dpiX Holding, profits or losses in inventory purchased from dpiX are eliminated. In fiscal years 2021, 2020 and 2019, the Company recorded a loss on the equity investment in dpiX Holding of $(2.3) million, $(0.8) million and $(1.1) million, respectively. Loss on the equity investment in dpiX Holding is included in other expense, net in the consolidated statements of operations. The carrying value of the equity investment in dpiX Holding was $45.0 million and $47.3 million at October 1, 2021 and October 2, 2020, respectively.
    In fiscal years 2021, 2020 and 2019, the Company purchased glass transistor arrays from dpiX totaling $18.5 million, $20.4 million and $23.5 million, respectively. These purchases of glass transistor arrays are included as a component of inventories on the consolidated balance sheets or cost of revenues in the consolidated statements of operations.
    As of October 1, 2021 and October 2, 2020, the Company had accounts payable to dpiX totaling $2.8 million and $4.6 million, respectively.
    The Company has the right to 50% of dpiX’s total manufacturing capacity. In addition, the Company is required to pay for 50% of dpiX's fixed costs, as determined at the beginning of each calendar year. In January 2021, the fixed cost commitment was determined and approved by the dpiX board of directors to be $11.6 million for calendar year 2021. As of October 1, 2021, the Company estimated it has fixed cost commitments of $2.9 million related to this amended agreement through the remainder of calendar year 2021. The amended agreement will continue unless the ownership structure of dpiX changes (as defined in the amended agreement).
    The Company has determined that dpiX Holding is a variable interest entity because at-risk equity holders, as a group, lack the characteristics of a controlling financial interest. Majority votes are required to direct the manufacturing activities, legal operations and other activities that most significantly affect dpiX’s economic performance. The Company does not have majority voting rights and no power to unilaterally direct the activities of dpiX Holding and therefore is not the primary beneficiary of dpiX Holding. The Company’s exposure to loss as a result of its involvement with dpiX Holding is limited to the carrying value of the Company’s investment of $45.0 million and fixed cost commitments.
    In November 2018, the Company (through one of its wholly-owned subsidiaries) and CETTEEN GmbH (“CETTEEN”), formed a German limited liability company that governs the affairs and conduct of the business of VEC Imaging GmbH & Co. KG (“VEC”), a joint venture formed to develop technology for use in X-ray imaging components. In accordance with the VEC agreement, net profits or losses are allocated to the members in accordance with their ownership interest. The Company's investment in VEC is accounted for under the equity method of accounting. As of October 1, 2021, the Company has made equity contributions totaling

$5.1 million. CETTEEN made contributions of certain assets including intellectual property in exchange for a 50% interest in VEC. In fiscal years 2021, 2020 and 2019, the Company recorded a loss on the equity investment in VEC of $(1.1) million, $(1.2) million, and $(0.9) million respectively. The Company's investment in VEC was $3.0 million and $2.5 million as of October 1, 2021 and October 2, 2020, respectively. In the fourth quarter of fiscal year 2021, the Company made its final required equity contribution of $1.2 million to VEC. As of October 1, 2021, the Company had loans outstanding to VEC totaling $0.3 million which is recorded in prepaid expenses and other current assets in the consolidated balance sheet.
6. RESTRUCTURING
    In July 2018, the Company committed to relocate the production of amorphous silicon glass for digital detectors, from its Santa Clara facility, to the jointly owned dpiX fabrication facility in Colorado. In July 2019, the Company committed to close its Santa Clara facility and to relocate the remaining production to its other existing facilities. The Company ceased all operations at the Santa Clara facility as of October 2, 2020 and all activities related to the closure of the facility were completed by the end of December 2020. In connection with the relocation of the glass production and site closure, the Company recorded $0.0 million, $9.1 million and $18.9 million of restructuring charges during fiscal year 2021, 2020 and 2019, respectively.
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
    Cash outflows associated with these restructuring charges are limited to employee termination expenses, facility closure and equipment sales and disposals. Below is a detail of restructuring charges incurred during the 2021, 2020 and 2019 fiscal years, which predominately relate to the Company's Medical segment:

(In millions)	Location of Restructuring Charges in Consolidated Statements of Operations	2021	2020	2019
Inventory write downs	Cost of revenues	$—	$1.3	$3.1
Intangible assets impairment	Impairment of intangible assets	—	—	4.8
Accelerated depreciation	Cost of revenues	0.2	2.9	4.5
Severance costs	Selling, general and administrative	0.6	5.7	6.2
Facility closure costs	Selling, general and administrative	0.2	3.6	0.3
Total restructuring charges		$1.0	$13.5	$18.9

7. OTHER FINANCIAL INFORMATION
     The following table summarizes the Company’s accrued liabilities and other current liabilities:

(In millions)	October 1, 2021	October 2, 2020
Accrued compensation and benefits	$44.2	$33.0
Product warranty	8.5	8.1
Income taxes payable	8.0	5.6
Right of return liability	6.7	7.4
Accrued interest	12.5	2.6
Other	9.8	13.8
Total accrued liabilities and other current liabilities	$89.7	$70.5

    The following table summarizes the Company’s other long-term liabilities:

(In millions)	October 1, 2021	October 2, 2020
Long-term income tax payable	$1.8	$3.9
Environmental liabilities	0.6	0.8
Defined benefit obligation liability	5.9	6.5
Long-term right of return liability	20.3	19.9
Long-term other	3.2	3.8
Total other long-term liabilities	$31.8	$34.9

    The following table summarizes the Company’s other (expense) income, net:

	Fiscal Years
(In millions)	2021	2020	2019
Loss from equity method investments	$(3.4)	$(2.1)	$(2.3)
Change in fair value of deferred consideration	—	0.9	1.0
Impairment of investment	—	(2.7)	—
Realized loss on foreign currencies	(0.2)	(3.7)	(1.9)
Other	0.1	—	—
Total other expense, net	$(3.5)	$(7.6)	$(3.2)
8. NET INCOME (LOSS) PER SHARE
    Basic net income (loss) per common share is computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock outstanding during the reporting period. Diluted net income (loss) per common share reflects the effects of potentially dilutive securities, which is computed by dividing net income (loss) by the sum of the weighted average number of common shares outstanding and dilutive common shares.
    A reconciliation of the numerator and denominator used in the calculation of basic and diluted income per common share is as follows:

	Fiscal Year
(In millions, except per share amounts)	2021	2020	2019
Net income (loss) attributable to Varex	$17.4	$(57.9)	$15.5
Weighted average shares outstanding - basic	39.3	38.8	38.2
Dilutive effect of Convertible Senior Notes	0.6	—	—
Dilutive effect of share-based awards and other	0.4	—	0.4
Weighted average shares outstanding - diluted	40.3	38.8	38.6
Net income (loss) per share attributable to Varex - basic	$0.44	$(1.49)	$0.41
Net income (loss) per share attributable to Varex - diluted	$0.43	$(1.49)	$0.40
Anti-dilutive share-based awards, excluded	2.8	3.5	1.9

    Potentially dilutive shares, which are based on the weighted-average shares of common stock underlying stock options, unvested stock awards, purchase rights granted under the employee stock purchase plan, warrants and convertible notes using the treasury stock method or the if-converted method, as applicable, are included when calculating diluted net income (loss) per share attributable to Varex when their effect is dilutive. Since we intend to settle in cash the principal outstanding under our 4.00% Convertible Senior Notes due in 2025, we apply the treasury stock method applied using our average share price during the period when calculating their potential dilutive effect, if any. Furthermore, in connection with the offerings of our notes, we entered into convertible note hedges and warrants (see Note 10. Borrowings). However, our convertible note hedges are not included when calculating potentially dilutive shares since their effect is always anti-dilutive. Warrants, which have a strike price above our average share price during the period, were out of the money and were not included in the tables above. Because the Company incurred a net loss for fiscal year 2020, none of the potentially dilutive common shares were included in the diluted share calculation for that period as they would have been anti-dilutive.
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
    As of October 1, 2021, the Company had no outstanding derivatives designated as cash flow hedging instruments.
    The following table summarizes the amount of pre-tax income (loss) recognized from derivative instruments for the periods indicated:

	Amount of Gain or (Loss) Recognized in OCI on Derivatives Fiscal Year Ended			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Fiscal Year Ended
(In millions)	2021	2020	2019		2021	2020	2019
Interest rate swap contracts	$—	$(3.4)	$(6.3)	Interest expense	$—	$(1.5)	$1.9

Derivatives Designated as Hedging Instruments - Net Investment Hedges
    The Company uses cross currency swap contracts as net investment hedges to manage its risk of variability in foreign currency-denominated net investments in majority-owned international operations. All changes in fair value of the derivatives designated as net investment hedges are reported in accumulated other comprehensive income along with the foreign currency translation adjustments on those investments. In September 2020, the Company terminated one of the net investment swaps and the loss on the swap was recorded in accumulated other comprehensive income where it will remain until substantial liquidation of the international operations.
    As of October 1, 2021, the Company had the following outstanding derivatives designated as net investment hedging instruments:

(In millions, except for number of instruments)	Number of Instruments	Notional Value
Cross currency swap contracts	3	$66.6

    The following table summarizes the amount of pre-tax income recognized from derivative instruments for the periods indicated and the line items in the accompanying statements of operations where the results are recorded for net investment hedges:

	Amount of Gain or (Loss) Recognized in OCI on Derivatives Fiscal Year Ended			Location of Gain or (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
(In millions)	2021	2020	2019		2021	2020	2019
Cross currency swap contracts	$(0.3)	$(1.3)	$(0.2)	Interest expense	$1.3	$1.5	$0.2

    These derivative instruments are subject to master netting agreements giving effect to rights of offset with each counterparty. None of the balances were eligible for netting. The following table summarizes the gross fair values of derivative instruments as of the periods indicated and the line items in the accompanying consolidated balance sheets where the instruments are recorded:

	Derivative Assets			Derivative Liabilities
(In millions)		October 1, 2021	October 2, 2020		October 1, 2021	October 2, 2020
Derivatives designated as net investment hedges	Balance sheet location			Balance sheet location
Cross currency swap contracts	Other current assets	$1.2	$1.3	Other current liabilities	$—	$—
Cross currency swap contracts	Other non-current assets	—	—	Other non-current liabilities	(2.4)	(2.1)
		$1.2	$1.3		$(2.4)	$(2.1)

10. BORROWINGS
    The following table summarizes the Company's short-term and long-term debt:

	October 1, 2021		October 2, 2020
(In millions, except for percentages)	Amount	Weighted-Avg Effective Interest Rate	Amount	Weighted-Avg Effective Interest Rate	$ Change
Current maturities of long-term debt
Other debt	$2.8		$2.5		$0.3
Total current maturities of long-term debt	$2.8		$2.5		$0.3

Non-current maturities of long-term debt:
Asset-Based Loan	$—		$—		$—
Convertible Senior Unsecured Notes	200.0	10.9%	200.0	10.9%	—
Senior Secured Notes	270.0	8.2%	300.0	8.2%	(30.0)
Other debt	7.8		8.8		(1.0)
Total non-current maturities of long-term debt:	$477.8		$508.8		$(31.0)

Unamortized issuance costs and debt discounts
Unamortized discount - Convertible Notes	$(37.6)		$(45.4)		$7.8
Unamortized issuance costs - Convertible Notes	(4.1)		(5.0)		0.9
Debt issuance costs - Senior Secured Notes	(4.4)		(5.6)		1.2
Total	$(46.1)		$(56.0)		$9.9

Total debt outstanding, net	$434.5		$455.3		$(20.8)

    Future principal payments of long-term debt outstanding as of October 1, 2021 are as follows:

(In millions)
Fiscal years:
2022	$2.8
2023	2.6
2024	1.7
2025	201.7
2026	1.4
Thereafter	270.4
Total debt outstanding	$480.6
Less: current maturities of long-term debt	(2.8)
Non-current portion of long -term debt	$477.8

The following table summarizes the Company's interest expense:

	Twelve Months Ended
	October 1, 2021	October 2, 2020	September 27, 2019
Contractual interest coupon and other	$30.7	$19.1	$17.9
Amortization/extinguishment of debt issuance costs	3.5	7.0	3.2
Amortization of debt discounts	7.9	5.3	—
Total interest expense	$42.1	$31.4	$21.1

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
    On June 4, 2020 and June 5, 2020, Varex also entered into privately negotiated warrant transactions (collectively, the “Warrant Transactions” and, together with the Hedge Transactions, the “Call Spread Transactions”), whereby the Company sold warrants at a higher strike price relating to the same number of shares of Varex common stock that initially underlie the Convertible Notes, subject to customary anti-dilution adjustments. The initial strike price of the warrants is $24.975 per share (subject to adjustment under the terms of the Warrant Transactions), which is 50% above the last reported sale price of Varex common stock on June 4, 2020. The Warrant Transactions could have a dilutive effect to the Company's stockholders to the extent that the market price per share of Varex common stock, as measured under the terms of the Warrant Transactions, exceeds the applicable strike price of the warrants. The number of shares underlying the Warrant Transactions is 9.6 million. The number of warrants outstanding as of October 1, 2021, was 9.6 million.

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
    On July 15, 2021, the Company redeemed $30 million of Senior Secured Notes, in accordance with the terms and conditions of the governing indenture, by paying cash of $31.5 million, inclusive of the redemption premium and accrued interest, and recognized a $1.4 million loss related to the redemption premium and the write-off of previously recorded debt issuance costs. The redemption price of the redeemed notes was 103% of the principal amount, plus accrued and unpaid interest from, and including, April 15, 2021 to, but excluding, the redemption date of July 15, 2021.
Asset-Based Loan

    Concurrent with the termination of the Credit Agreement (defined below) and closing of the Senior Secured Notes on September 30, 2020, the Company entered into a revolving credit agreement consisting of a $100.0 million asset-based loan revolving credit facility (the “Asset-Based Loan”, or "ABL Facility"). Borrowings under the Asset-Based Loan will be expected to bear interest at floating rates based on LIBOR, or comparable rate, or a base rate, and an applicable margin based on Average Daily Excess Availability (as defined in the Asset-Based Loan Agreement). In addition, the Company is required to pay a quarterly commitment fee of 0.375% to 0.5%, based on the aggregate unused commitments under the Asset-Based Loan. The ABL Facility matures on the earlier of September 30, 2025 or 91 days prior to the maturity of the Convertible Notes, at which time all outstanding amounts under the ABL Facility will be due and payable. The maximum availability under our ABL Facility is $100.0 million; however, the borrowing base under the ABL fluctuates from month-to-month depending on the amount of eligible accounts receivable, inventory, and real estate. As of October 1, 2021, the amount available under our ABL Facility was $69.4 million and the ABL Facility remains undrawn.
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
    The ABL Facility contains a minimum Fixed Charge Coverage Ratio of 1.00 to 1.00 that is tested when excess availability under the ABL is less than the greater of (i) 10.0% of the Loan Cap (the lesser of (a) the aggregate commitments under the ABL Facility and (b) the aggregate borrowing base) and (ii) $7.5 million. As of October 1, 2021, the Company is compliant with the ABL Facility covenants.
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
    On September 30, 2020, the Company terminated its previously existing Credit Agreement, consisting of both the Term Facility and Revolving Credit Facility. The Company repaid the outstanding Term Facility balance of $265.5 million and accrued interest of $2.0 million with proceeds received from the issuance of the Senior Secured Notes (defined above) and wrote off approximately $3.8 million of previously recorded debt issuance costs, which resulted in a $3.8 million loss on extinguishment of debt, recorded as interest expense within the consolidated statements of operations and comprehensive income (loss).
11. FAIR VALUE
Assets/Liabilities Measured at Fair Value on a Recurring Basis
    The fair values of certain of the Company’s financial instruments, including bank deposits included in cash and cash equivalents, accounts receivable and accounts payable, also approximate their fair values due to their short maturities. As of October 1, 2021, the fair value of the Company's Convertible Notes and Senior Secured Notes, as defined in Note 10. Borrowings and measured using Level 1 inputs, were $296.3 million and $304.8 million, respectively. As of October 2, 2020, the fair values of the Company's Convertible Notes and Senior Secured Notes, measured using Level 1 inputs, were $178.5 million and $312.8 million, respectively. The Company has elected to use the income approach to value its derivative instruments using standard valuation techniques and Level 2 inputs, such as currency spot rates, forward points and credit default swap spreads. There were no financial assets or liabilities measured on a recurring basis using significant unobservable inputs (Level 3) and there were no transfers in or out of Level 1, 2 or 3 during fiscal year 2021.
    In the tables below, the Company has segregated all assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

(In millions)	Fair Value Measurements at October 1, 2021
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents - money market funds	$—	$88.2	$—	$88.2
Derivative assets	—	1.2	—	1.2
Total assets measured at fair value	$—	$89.4	$—	$89.4
Liabilities:
Derivative liabilities	$—	$2.4	$—	$2.4
Total liabilities measured at fair value	$—	$2.4	$—	$2.4

    At October 2, 2020, the Company determined the following levels of inputs for the following assets or liabilities:

(In millions)	Fair Value Measurements at October 2, 2020
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents - Money market funds	$—	$72.9	$—	$72.9
Derivative assets	—	1.1	—	1.1
Total assets measured at fair value	$—	$74.0	$—	$74.0
Liabilities:
Derivative liabilities	$—	$2.1	$—	$2.1
Deferred consideration	—	—	—	—
Total liabilities measured at fair value	$—	$2.1	$—	$2.1
12. GOODWILL AND INTANGIBLE ASSETS
    The following table reflects goodwill by reportable segment:

(In millions)	Medical	Industrial	Total
Balance at October 2, 2020	$174.4	$118.7	$293.1
Other	(0.2)	(0.2)	(0.4)
Foreign currency translation adjustments	(0.3)	(0.2)	(0.5)
Balance at October 1, 2021	$173.9	$118.3	$292.2

    The following table reflects the gross carrying amount and accumulated amortization of the Company’s finite-lived intangible assets included in other assets in the consolidated balance sheets:

	October 1, 2021			October 2, 2020
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired existing technology	$74.2	$(45.5)	$28.7	$74.9	$(37.5)	$37.4
Patents, licenses and other	12.8	(10.9)	1.9	12.8	(9.7)	3.1
Customer contracts and supplier relationship	51.1	(31.0)	20.1	51.2	(24.2)	27.0
Total intangible assets	$138.1	$(87.4)	$50.7	$138.9	$(71.4)	$67.5

    Amortization expense for intangible assets was $16.8 million, $17.2 million and $15.7 million in fiscal years 2021, 2020 and 2019, respectively. The Company recognized intangible asset impairment charges of $0.0 million, $2.8 million, and $4.8 million in fiscal years 2021, 2020, and 2019, respectively, which are included in the consolidated statements of operations under impairment of intangible assets. These impairment charges related primarily to the Company's Medical reporting segment.
    As of October 1, 2021, the estimated future amortization expense of intangible assets with finite lives is as follows:

(In millions)
Fiscal years:
2022	$14.7
2023	13.6
2024	9.2
2025	3.0
2026	3.0
Thereafter	7.2
Total	$50.7
13. COMMITMENTS AND CONTINGENCIES
Lease Commitments
    See Note 3. Leases, included in this report, for additional information about the Company's lease commitments.
Purchase Agreement With Supplier
    During the third quarter of fiscal year 2020, Varex entered into a purchase agreement with a supplier to acquire certain equipment and intellectual property from the supplier that is utilized to manufacture X-ray cables utilized in Varex's products. As of October 1, 2021, there has been no transfer of control of the underlying equipment. This acquisition is expected to be completed during the 2023 fiscal year and the total consideration to be paid by Varex for the acquired assets is expected to be ¥1,084.7 million or approximately $9.8 million.
Other Commitments
    See Note 5. Related Party Transactions, included in this report, for additional information about the Company’s commitments to dpiX.
    See Note 14. Redeemable Noncontrolling Interests & Noncontrolling Interests, included in this report, for additional information about the Company’s commitment to the noncontrolling shareholders of MeVis.
    The Company has an environmental liability of approximately $0.8 million as of October 1, 2021.
 Contingencies
    From time to time, the Company is a party to or otherwise involved in legal proceedings, claims and government inspections or investigations, customs and duty audits, other contingency matters, both inside and outside the United States, arising in the ordinary course of its business or otherwise. The Company accrues amounts for probable losses, to the extent they can be reasonably estimated, that it believes are adequate to address any liabilities related to legal proceedings and other loss contingencies that the Company believes will result in a probable loss (including, among other things, probable settlement value). A loss or a range of loss is disclosed when it is reasonably possible that a material loss will be incurred and can be estimated or when it is reasonably possible that the amount of a loss, when material, will exceed the recorded provision. The Company did not have any material contingent liabilities as of October 1, 2021 and October 2, 2020. Legal expenses are expensed as incurred.

14. NONCONTROLLING INTERESTS
    In April 2019, a subsidiary of Varex acquired 98.2% of the outstanding shares of common stock of Direct Conversion. In April 2021, the Company acquired all of the remaining shares representing the noncontrolling interests in Direct Conversion such that the Company now owns 100% of the outstanding shares of common stock of Direct Conversion. As a result, the Company consolidates Direct Conversion's operations in its consolidated financial statements and no longer records any noncontrolling interest in the equity section of the Company's consolidated balance sheet related to Direct Conversion
    In September 2018, the Company entered into a partnership in Saudi Arabia. The Company has majority voting rights with an approximate 75% interest. Accordingly, the Company has consolidated the operations of the Saudi Arabia partnership in the Company's consolidated financial statements and recorded the noncontrolling interests. The noncontrolling interest related to the partner’s 25% interest in the joint venture is included in noncontrolling interest in the equity section of the Company’s consolidated balance sheets. Income representing the noncontrolling partner's share of income from operations is included in the Company's consolidated statements of operations.
    In April 2015, the Company completed the acquisition of 73.5% of the then outstanding shares of MeVis Medical Solutions AG (“MeVis”), a public company based in Bremen, Germany that provides image processing software and services for cancer screening. In August 2015, the Company, through one of its German subsidiaries, entered into a domination and profit and loss transfer agreement (the “DPLTA”) with MeVis. In October 2015, the DPLTA became effective upon its registration at the local court of Bremen, Germany. Under the DPLTA, MeVis subordinates its management to the Company and undertakes to transfer all of its annual profits and losses to the Company. In return, the DPLTA grants the noncontrolling shareholders of MeVis: (1) an annual recurring net compensation of €0.95 per MeVis share starting from January 1, 2015 and (2) a put right for their MeVis shares at €19.77 per MeVis share. During fiscal year 2018, an immaterial number of MeVis’ shares were purchased under the put right. During the fourth quarter of fiscal year 2020, the put right granted to the noncontrolling shareholders of MeVis under the DPLTA expired unexercised, which resulted in the redeemable noncontrolling interests being reclassified to permanent equity as noncontrolling interest in the consolidated balance sheet. As of October 1, 2021, noncontrolling shareholders together held approximately 0.5 million shares of MeVis, representing 26.3% of the outstanding shares.
    Changes in noncontrolling interests and redeemable noncontrolling interests were as follows:

	Fiscal Years
	2021	2020
(In millions)	Noncontrolling Interests	Redeemable Noncontrolling Interests	Noncontrolling Interest
Balance at beginning of period	$14.1	$10.5	$3.3
Net income attributable to noncontrolling interests	0.5	0.5	—
Reclassification of redeemable NCI in MeVis to noncontrolling interests in permanent equity	—	(11.3)	11.3
Other, including foreign currency remeasurement	(1.4)	0.3	(0.5)
Balance at end of period	$13.2	$—	$14.1
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

Share-Based Compensation Expense
    Share-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest. Share-based compensation expense includes expenses related to the Company’s direct employees.
    The table below summarizes the effect of recording share-based compensation expense and for the option component of the employee stock purchase plan shares:

	Fiscal Year
(In millions)	2021	2020	2019
Cost of revenues	$1.4	$1.1	$1.2
Research and development	3.0	2.5	2.2
Selling, general and administrative	9.5	9.8	8.3
Total share-based compensation expense	$13.9	$13.4	$11.7

    The unrecognized share-based compensation cost as of October 1, 2021 was $22.9 million, and is expected to be recognized over a weighted average period of 2.7 fiscal years. As of October 1, 2021, there were approximately 4.1 million and 0.3 million shares of common stock available for future issuances under the 2020 Stock Plan and the 2017 ESPP, respectively.
    The Company utilized the Black-Scholes valuation model for estimating the fair value of stock options granted and the option component of ESPP grants. The Company calculated the fair value of option grants and option component of ESPP grants on the respective dates of grant using the following weighted average assumptions:

	Employee Stock Option Plan			Employee Stock Purchase Plans
	Fiscal Year			Fiscal Year
	2021	2020	2019	2021	2020	2019
Expected term (in years)	7.0	6.1	4.6	0.5	0.5	0.5
Risk-free interest rate	1.0%	1.1%	2.5%	0.1%	0.9%	2.5%
Expected volatility	41.5%	36.9%	33.9%	68.4%	50.0%	43.9%
Expected dividend	—%	—%	—%	—%	—%	—%
Weighted average fair value at grant date	$9.37	$7.53	$10.19	$5.90	$7.94	$7.81

    Option valuation methods, including Black-Scholes, require the input of subjective assumptions, which are discussed below.
Risk-Free Interest Rate
    The interest rates used are based on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award.
Expected Term
    Options granted generally vest over a period of 36 to 48 months and expire 7 to 10 years from date of grant. Employee stock purchase plan offering periods are 6 months and provides eligible employees with an opportunity to purchase shares of Varex common stock at 85% of the lower of its fair market value at the start or end of a six-month purchase period. The Company has elected to use the simplified method in calculating the expected term of its options due to a lack of sufficient historical information.
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
Stock Option Activity
    The following table summarizes the activity for stock options under Varex’s employee incentive plans for the Company’s employees:

(In thousands, except per share amounts and the remaining term)	Options	Price range	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (1)
Outstanding at October 2, 2020	2,735	$13.61 - $37.60	$29.23	4.5	$—
Granted	399	$25.06 - $27.95	25.19
Canceled, expired or forfeited	(323)	$25.17 - $37.10	28.90
Outstanding at October 1, 2021	2,811	$13.61 - $37.60	$28.69	4.7	$5,161.0
Exercisable at October 1, 2021	1,911	$13.61 - $37.60	$30.36	3.1	$1,597.6
(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and the closing price of Varex common stock of $28.58 as of October 1, 2021, the last trading date of the Company's respective fiscal years, and which represents the amount that would have been received by the option holders had all option holders exercised their options and sold the shares received upon exercise as of that date.

    The grant-date fair value of options granted during fiscal years 2021, 2020 and 2019 was $3.7 million, $4.4 million and $3.0 million, respectively. The total intrinsic value of the options exercised during the years ended October 1, 2021, October 2, 2020 and September 27, 2019 was $0.0 million, $0.4 million and $0.2 million, respectively
Restricted Stock Units, Restricted Stock Awards and Deferred Stock Units
    The following table summarizes the activity for restricted stock units, restricted stock awards and deferred stock units under Varex’s employee incentive plans for the Company’s employees:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at October 2, 2020	955	$25.54
Granted	388	22.81
Vested	(199)	33.63
Canceled, expired or forfeited	(64)	23.39
Balance at October 1, 2021	1,080	$23.25

    The total grant-date fair value of shares granted was $8.9 million, $11.9 million and $9.0 million for fiscal years 2021, 2020 and 2019, respectively. Shares outstanding at October 1, 2021, October 2, 2020 and September 27, 2019 had an estimated market value of $30.9 million, $11.8 million and $19.2 million, respectively.
16. TAXES ON INCOME
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
    Income tax expense (benefit) was as follows:

	Fiscal Years
(In millions)	2021	2020	2019
Current income tax expense (benefit)
Federal	$5.4	$(16.3)	$9.2
State and local	1.4	(1.4)	1.3
Foreign	6.8	5.7	6.8
Total current	$13.6	$(12.0)	$17.3
Deferred income tax expense (benefit):
Federal	$1.8	$(1.7)	$(10.0)
State and local	(1.3)	0.6	(1.6)
Foreign	(3.4)	(2.1)	—
Total deferred	$(2.9)	$(3.2)	$(11.6)
Income tax expense (benefit)	$10.7	$(15.2)	$5.7

    Income (loss) before taxes are generated from the following geographic areas:

	Fiscal Years
(In millions)	2021	2020	2019
United States	$(4.1)	$(74.1)	$5.9
Foreign	32.7	1.5	15.6
Income (loss) before taxes	$28.6	$(72.6)	$21.5

    The effective tax rate differs from the U.S. federal statutory tax rate as a result of the following:

	Fiscal Years
	2021	2020 (1)	2019 (1)
Federal statutory income tax rate	21.0%	21.0%	21.0%
State and local taxes, net of federal tax benefit	0.3	1.0	(0.9)
Mandatory repatriation tax on foreign earnings	—	—	1.9
Return to provision	4.2	2.8	(4.7)
Research and development credit	(4.2)	3.7	(10.2)
Prior year research and development credit	(0.3)	—	—
Prior year deferred tax adjustments	—	0.4	4.7
Foreign rate difference	1.7	(0.4)	6.0
Foreign research innovation box	(3.8)	—	—
Change in valuation allowance	8.4	(11.0)	11.2
U.S. tax reform - international provisions	(0.7)	—	(4.7)
U.S. net operating loss carryback	5.2	5.6	—
Other	5.6	(2.2)	2.2
Effective tax rate	37.4%	20.9%	26.5%
(1)Certain prior year amounts have been reclassified to conform to current year presentation.

    During fiscal year 2021, the Company's effective tax rate varied from the U.S. federal statutory rate of 21% primarily because of the unfavorable impact of U.S. deferred tax attributes and losses in certain foreign jurisdictions for which a valuation allowance is provided and a reduction in benefit for U.S. net operating losses carried back to prior years. These unfavorable items are partially offset by the favorable impact of R&D tax credits and U.S. tax reform international provisions.
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
    The Company has estimated its fiscal year 2021 GILTI (global intangible low-taxed income), BEAT (base-erosion anti-abuse tax), FDII (foreign-derived intangible income), limitations on interest expense deductions, and other components of U.S. Tax Reform, and have included these amounts in the calculation of the fiscal year 2021 tax provision. The Company has made an accounting policy election, as allowed by the SEC and FASB, to recognize the impact of GILTI as a period cost if and when incurred.
    Significant components of deferred tax assets and liabilities are as follows:

(In millions)	October 1, 2021	October 2, 2020 (1)
Deferred tax assets:
Inventory adjustments	$4.9	$4.4
Share-based compensation	5.5	4.2
Product warranty	1.8	1.7
Deferred compensation	1.6	1.3
Net operating loss carryforwards	25.7	27.0
Accrued vacation	1.0	1.0
Accrued incentives	4.2	1.7
Credit carryforwards	3.3	5.9
Deferred financing fees	3.0	3.3
Interest expense limitation	4.3	4.7
Lease liabilities	6.8	7.2
Other	6.4	4.3
	$68.5	$66.7
Valuation allowance	(30.2)	(28.7)
Total deferred tax assets	$38.3	$38.0
Deferred tax liabilities:
Acquired intangibles	$(13.9)	$(16.6)
Property, plant and equipment	(13.0)	(12.4)
Investments in privately held companies	(1.8)	(2.8)
Operating lease assets	(6.5)	(6.7)
Other	(1.3)	(1.3)
Total deferred tax liabilities	(36.5)	(39.8)
Net deferred tax assets	$1.8	$(1.8)
Reported As:
Deferred tax assets	$38.3	$38.0
Deferred tax liabilities	(36.5)	(39.8)
Net deferred tax assets (liabilities)	$1.8	$(1.8)
(1)Certain prior year amounts have been reclassified to conform to current year presentation.

    The Company is maintaining its reinvestment assertion with respect to foreign earnings for the year ended October 1, 2021, which is that all earnings prior to fiscal year 2018 are permanently reinvested for all countries, and that all earnings for Direct Conversion, located primarily in Sweden and Finland, are also indefinitely reinvested in those countries, but post fiscal year 2017 earnings in all other countries are not permanently reinvested. Due to the level of earnings available for repatriation, the treaty benefits applicable to jurisdictions in which those earnings are located, and the now favorable U.S. tax treatment of repatriated foreign earnings, the amount of deferred tax liability recorded related to the potential repatriation is approximately $0.1 million. This estimated liability is for U.S. state income taxes and foreign withholding taxes that would apply if the foreign earnings were repatriated in the form of a dividend.
    As of October 1, 2021, the Company had foreign net operating loss carryforwards ("NOL") of approximately $25.7 million with $2.6 million expiring between 2021 and 2030 and $23.1 million carried forward indefinitely. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. On July 2, 2020, the US Treasury Department issued a regulation providing an election to waive NOL carryback to a former consolidated group. During fiscal year 2021, the Company filed NOL carryback claims for U.S. losses incurred during fiscal year 2020 and anticipates cash tax refunds on those claims.
    The valuation allowance relates primarily to net operating losses in certain foreign jurisdictions, limitations on interest expense deductions, and other deferred tax attributes where, based on the weight of available evidence, it is more likely than not that the tax benefit will not be realized. The valuation allowance increased by $1.5 million during fiscal year 2021 and increased by $9.9 million during fiscal year 2020. The increase during the current year was primarily related to other U.S. deferred tax attributes.
    Changes in the Company's valuation allowance for deferred tax assets were as follows:

	Fiscal Years
(In millions)	2021	2020	2019
Valuation allowance balance–beginning of fiscal year	$28.7	$18.8	$4.0
Increases resulting from business combinations	—	—	12.0
Other increases	5.4	10.2	2.8
Other decreases	(3.9)	(0.3)	—
Valuation allowance balance—end of fiscal year	$30.2	$28.7	$18.8

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
    Changes in the Company’s unrecognized tax benefits were as follows:

	Fiscal Years
(In millions)	2021	2020
Unrecognized tax benefits balance–beginning of fiscal year	$0.8	$0.6
Additions based on tax positions related to a prior year	0.4	0.2
Additions based on tax positions related to the current year	0.1	—
Reductions resulting from the expiration of the applicable statute of limitations	(0.2)	—
Unrecognized tax benefits balance—end of fiscal year	$1.1	$0.8

    As of October 1, 2021 and October 2, 2020, the total amount of gross unrecognized tax benefits was $1.1 million and $0.8 million, respectively, all of which would affect the effective tax rate if recognized.

    The Company includes interest and penalties related to income taxes within income tax expense (benefit) on the consolidated statements of operations. For the year ended October 1, 2021, $0.2 million interest and penalties have been included for this period. For the year ended October 2, 2020, $0.1 million interest and penalties have been included for this period. For the year ended September 27, 2019, $0.1 million interest and penalties have been included for this period.
    The Company files U.S. federal and state income tax returns and non-U.S. income tax returns in various jurisdictions. All of these returns are subject to examination by their respective taxing jurisdictions from the date of filing through each applicable statute of limitation period. Other periods for entities acquired are still open and subject to examination. Generally, periods prior to 2011 are no longer subject to examination.
    During fiscal year 2021, the New York Department of Finance and Taxation and the Utah State Tax Commission commenced examinations of Varex’s tax returns for the years 2017, 2018, and 2019. The Swedish Tax Agency will commence an examination of Direct Conversion’s tax returns for the fiscal year 2019 in fiscal year 2022. Although the outcome of tax audits are uncertain, based on currently available information, the Company believes the outcomes will not have a material adverse effect on the Company’s financial position.
17. SEGMENT INFORMATION
    The Company has two reportable operating segments: Medical and Industrial, which aligns with how its Chief Executive Officer ("CEO"), who is the Company's Chief Operating Decision Maker (“CODM”), reviews the Company’s performance. The segments align the Company’s products and service offerings with customer use in medical and industrial markets and are consistent with how the Company’s CEO, who is also its CODM, evaluates the business for the allocation of resources. The CODM allocates resources to and evaluates the financial performance of each operating segment primarily based on revenues and gross profit. The operating and reportable segment structure provides alignment between business strategies and operating results.
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

    Information related to the Company’s segments is as follows:

	Fiscal Year
(In millions)	2021	2020	2019
Revenues
Medical	$643.8	$584.5	$596.8
Industrial	174.3	153.8	183.8
Total revenues	818.1	738.3	780.6
Gross profit
Medical	203.2	136.4	188.9
Industrial	68.3	53.8	67.8
Total gross profit	271.5	190.2	256.7
Total operating expenses	197.4	223.9	211.0
Interest and other expense, net	(45.5)	(38.9)	(24.2)
Income (loss) before taxes	28.6	(72.6)	21.5
Income tax expense (benefit)	10.7	(15.2)	5.7
Net income (loss)	17.9	(57.4)	15.8
Less: Net income attributable to noncontrolling interests	0.5	0.5	0.3
Net income (loss) attributable to Varex	$17.4	$(57.9)	$15.5

    The Company does not disclose total assets by segment as this information is not provided to the CODM.

Geographic Information

	Revenues			Long-Lived Assets
	Fiscal Years			Fiscal Years
(In millions)	2021	2020	2019	2021	2020
Americas	$268.5	$255.0	$282.6	$105.4	$115.9
EMEA	276.3	231.5	269.0	23.9	21.5
APAC	273.3	251.8	229.0	10.9	7.8
Total company	$818.1	$738.3	$780.6	$140.2	$145.2

    Revenue in the United States of America was $262.3 million, $249.8 million and $275.3 million in fiscal years 2021, 2020 and 2019, respectively.
    The Company operates various manufacturing and marketing operations outside the United States. Americas includes North and South America. EMEA includes Europe, Russia, the Middle East, India and Africa. APAC includes Asia and Australia. Revenues by region are based on the known final destination of products sold.
18. EMPLOYEE BENEFIT PLANS
    Varex’s 401(k) plan is intended to be qualified under Section 401(a) of the Code with the 401(k) plan’s related trust intended to be tax exempt under Section 501(a) of the Code and intended for all full-time employees in the United States. This plan allows employees to contribute a portion of their pretax salary up to the maximum dollar limitation prescribed by the Internal Revenue Service. The Company made matching contributions to the plan totaling $2.8 million, $4.4 million and $6.7 million in fiscal years 2021, 2020 and 2019, respectively.
    The Company also maintains defined benefit plans for employees located outside the US. The net pension liability is included in other long-term liabilities on the Company's consolidated balance sheets and totaled $5.9 million and $6.5 million as of October 1,

2021 and October 2, 2020, respectively. The Company’s net periodic benefit costs for the Company’s defined benefit plans were not material for fiscal years 2021, 2020 and 2019.
19. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
    The following tables present the changes in the accumulated balances for each component of other comprehensive income (loss):

(In millions)	Unrealized Gain (Loss) on Derivative Financial Instruments	Unrealized Gain (Loss) on Defined Benefit Obligations	Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
Balance at September 27, 2019	$(0.4)	$(1.3)	$—	$(1.7)
Other comprehensive (loss) income before reclassifications	(3.4)	0.9	(1.3)	(3.8)
Amount reclassified out of other comprehensive income	1.5	—	—	1.5
Amount reclassified out of other comprehensive income - transaction remote	2.4	—	—	2.4
Income tax impact	(0.1)	(0.3)	0.3	(0.1)
Foreign currency translation adjustment	—	—	2.5	2.5
Balance at October 2, 2020	$—	$(0.7)	$1.5	$0.8
Other comprehensive loss before reclassifications	—	(0.1)	(0.3)	(0.4)
Income tax impact	—	—	0.1	0.1
Foreign currency translation adjustment	—	—	(0.5)	(0.5)
Balance at October 1, 2021	$—	$(0.8)	$0.8	$—