Form 10-Q
period 2021-12-31
Varex Imaging Corp
filed 2022-02-08
CIK 1681622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of February 1, 2022, there were 39.6 million shares of the registrant’s common stock outstanding.

VAREX IMAGING CORPORATION
FORM 10-Q for the Quarter Ended December 31, 2021

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
(In millions, except per share amounts)	December 31, 2021	January 1, 2021
Revenues, net	$198.8	$177.1
Cost of revenues	134.0	119.9
Gross profit	64.8	57.2
Operating expenses:
Research and development	17.7	16.7
Selling, general and administrative	33.1	34.4
Total operating expenses	50.8	51.1
Operating income	14.0	6.1
Interest expense	(9.9)	(10.3)
Other expense, net	(0.8)	(0.5)
Interest and other expense, net	(10.7)	(10.8)
Income (loss) before taxes	3.3	(4.7)
Income tax expense	1.7	1.6
Net income (loss)	1.6	(6.3)
Less: Net income attributable to noncontrolling interests	0.2	0.1
Net income (loss) attributable to Varex	$1.4	$(6.4)
Net income (loss) per common share attributable to Varex
Basic	$0.04	$(0.16)
Diluted	$0.03	$(0.16)
Weighted average common shares outstanding
Basic	39.5	39.1
Diluted	43.9	39.1

See accompanying notes to the unaudited condensed consolidated financial statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
(In millions)	December 31, 2021	January 1, 2021
Net income (loss)	$1.6	$(6.3)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(0.5)	0.1
Other comprehensive (loss) income, net of tax	(0.5)	0.1
Comprehensive income (loss)	1.1	(6.2)
Less: Comprehensive income attributable to noncontrolling interests	0.2	0.1
Comprehensive income (loss) attributable to Varex	$0.9	$(6.3)

 See accompanying notes to the unaudited condensed consolidated financial statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share and per share amounts)	December 31, 2021	October 1, 2021
Assets
Current assets:
Cash and cash equivalents	$157.8	$144.6
Accounts receivable, net of allowance for credit losses of $0.8 million and $1.0 million at December 31, 2021 and October 1, 2021, respectively	127.1	155.3
Inventories	247.6	224.8
Prepaid expenses and other current assets	25.4	29.5
Total current assets	557.9	554.2
Property, plant and equipment, net	137.6	140.2
Goodwill	291.2	292.2
Intangible assets, net	46.4	50.7
Investments in privately-held companies	49.2	49.3
Deferred tax assets	1.6	4.0
Operating lease assets	21.2	24.3
Other assets	33.9	32.6
Total assets	$1,139.0	$1,147.5
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$71.6	$58.8
Accrued liabilities and other current liabilities	61.0	89.7
Current operating lease liabilities	5.9	6.2
Current maturities of long-term debt	2.8	2.8
Deferred revenues	8.6	9.1
Total current liabilities	149.9	166.6
Long-term debt, net	433.7	431.7
Deferred tax liabilities	—	2.2
Operating lease liabilities	17.3	18.7
Other long-term liabilities	32.0	31.8
Total liabilities	632.9	651.0
Stockholders' equity:
Preferred stock, $.01 par value: 20,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value: 150,000,000 shares authorized
Shares issued and outstanding - 39,645,030 and 39,435,830 at December 31, 2021 and October 1, 2021, respectively.	0.4	0.4
Additional paid-in capital	458.0	449.4
Accumulated other comprehensive (loss) income	(0.5)	—
Retained earnings	34.9	33.5
Total Varex stockholders' equity	492.8	483.3
Noncontrolling interests	13.3	13.2
Total stockholders' equity	506.1	496.5
Total liabilities and stockholders' equity	$1,139.0	$1,147.5

See accompanying notes to the unaudited condensed consolidated financial statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In millions)	December 31, 2021	January 1, 2021
Cash flows from operating activities:
Net income (loss)	$1.6	$(6.3)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation expense	3.4	3.6
Depreciation	4.8	5.2
Amortization of intangible assets	3.8	4.2
Deferred taxes	0.2	0.1
Loss from equity method investments, net of dividends received	0.5	1.7
Amortization of deferred loan costs	2.6	2.4
Inventory write-down	0.4	—
Loss on operating lease abandonment	1.9	—
Other, net	1.1	0.7
Changes in assets and liabilities:
Accounts receivable	28.4	2.2
Inventories	(23.8)	2.5
Prepaid expenses and other assets	3.4	(2.0)
Accounts payable	13.5	(4.2)
Accrued liabilities and other current and long-term liabilities	(30.5)	(2.7)
Deferred revenues	(0.5)	(0.3)
Net cash provided by operating activities	10.8	7.1
Cash flows from investing activities:
Purchases of property, plant and equipment	(4.1)	(4.4)
Proceeds from sales of business and assets	1.7	—
Other	(0.2)	—
Net cash used in investing activities	(2.6)	(4.4)
Cash flows from financing activities:
Borrowings under credit agreements	—	1.3
Repayments of borrowing under credit agreements	(0.3)	(0.2)
Proceeds from exercise of stock options	3.5	—
Proceeds from shares issued under employee stock purchase plan	1.7	1.2
Other financing activities	0.1	(0.1)
Net cash provided by financing activities	5.0	2.2
Effects of exchange rate changes on cash and cash equivalents and restricted cash	(0.1)	—
Net increase in cash and cash equivalents and restricted cash	13.1	4.9
Cash and cash equivalents and restricted cash at beginning of period	146.1	102.1
Cash and cash equivalents and restricted cash at end of period	$159.2	$107.0
Supplemental cash flow information:
Cash paid for interest	$14.8	$3.8
Cash paid for income tax	0.4	4.4
Supplemental non-cash activities:
Purchases of property, plant and equipment financed through accounts payable	$0.8	$1.0
See accompanying notes to the unaudited condensed consolidated financial statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended December 31, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Varex Equity	Noncontrolling Interests	Total Stockholders' Equity

(In millions)	Shares	Amount
October 1, 2021	39.4	$0.4	$449.4	$—	$33.5	$483.3	$13.2	$496.5
Net income	—	—	—	—	1.4	1.4	0.2	1.6
Exercise of stock options	0.1	—	3.5	—	—	3.5	—	3.5
Common stock issued under employee stock purchase plan	0.1	—	1.7	—	—	1.7	—	1.7
Share-based compensation	—	—	3.4	—	—	3.4	—	3.4
Currency translation adjustments	—	—	—	(0.5)	—	(0.5)	—	(0.5)
Other	—	—	—	—	—	—	(0.1)	(0.1)
December 31, 2021	39.6	$0.4	$458.0	$(0.5)	$34.9	$492.8	$13.3	$506.1

	Three Months Ended January 1, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Varex Equity	Noncontrolling Interests	Total Stockholders' Equity

(In millions)	Shares	Amount
October 2, 2020	39.1	$0.4	$434.4	$0.8	$16.1	$451.7	$14.1	$465.8
Net income (loss)	—	—	—	—	(6.4)	(6.4)	0.1	(6.3)
Common stock issued under employee stock purchase plan	0.1	—	1.2	—	—	1.2	—	1.2
Share-based compensation	—	—	3.6	—	—	3.6	—	3.6
Currency translation adjustments	—	—	—	0.1	—	0.1	—	0.1
January 1, 2021	39.2	$0.4	$439.2	$0.9	$9.7	$450.2	$14.2	$464.4

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
Basis of Presentation
    The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these condensed consolidated financial statements include all adjustments necessary for a fair presentation of the results for the interim periods.
    These condensed consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended 2021 included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on November 19, 2021. The Company considers events or transactions that occur after the balance sheet date, but before the financial statements are issued, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosures. Except for the change in certain policies upon adoption of the accounting standards described below, there have been no material changes to the Company's significant accounting policies, compared to the accounting policies described in Note 1, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for fiscal year 2021.

Segment Reporting

    The Company has two reportable operating segments; (i) Medical and (ii) Industrial, which aligns with how its Chief Executive Officer, who is the Company's Chief Operating Decision Maker (“CODM”), reviews the Company’s performance. See Note 15. Segment Information, for further information on the Company’s segments.

Fiscal Year
    The fiscal years of the Company as reported are the 52 or 53-week period ending on the Friday nearest September 30. Fiscal year 2022 is the 52-week period ending September 30, 2022. Fiscal year 2021 was the 52-week period that ended on October 1, 2021. The fiscal quarters ended December 31, 2021 and January 1, 2021 were both 13-week periods.

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

Impact of COVID-19

    The coronavirus (“COVID-19”) pandemic, the emerging variants, uneven vaccination rates across the globe, and the mitigation efforts by governments to control its spread have created uncertainties and disruptions in the economic and financial markets. The extent to which COVID-19 will continue to impact the Company’s business and financial results depends on numerous evolving factors including: the magnitude and duration of COVID-19, the extent to which it will impact worldwide macroeconomic conditions including supply chain disruptions, interest rates, unemployment rates, the speed of the economic recovery, and governmental and business reactions to the pandemic. In the past few months, the Company has experienced continuing supply chain disruptions and other issues that are at least partially related to the ongoing COVID-19 pandemic. These supply chain related challenges have been increasing in recent months. In addition, while we have been taking significant precautions to maintain employee safety, such as continuing a mask requirement, strongly encouraging vaccination, and asking non-production related employees to work from home when possible, the Company has experienced an increase in COVID-19 related employee absences. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company, including the estimated future impacts of COVID-19, through the date of filing this report. The accounting matters assessed included, but were not limited to, the Company’s carrying value of goodwill, intangibles, long-lived assets, equity method investments, inventory and related reserves, and allowance for credit losses. The Company’s assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material negative impacts to the Company’s condensed consolidated financial statements in future reporting periods. These future developments are highly uncertain and the outcomes cannot be estimated with certainty. Actual results may differ from those estimates, and such differences may be material to the financial statements.
Cash and Cash Equivalents
    The Company considers currency on hand, demand deposits, time deposits and all highly-liquid investments with an original maturity of three months or less at the date of purchase to be cash and cash equivalents.

Restricted Cash
    Restricted cash primarily consists of cash collateral related to certain leases and inventory arrangements. Restricted cash is included in Other assets on the Company's condensed consolidated balance sheets. Cash and cash equivalents and restricted cash as reported within the condensed consolidated statements of cash flows consisted of the following:

	Three Months Ended		Three Months Ended
	December 31, 2021		January 1, 2021
(In millions)	Beginning of Period	End of Period	Beginning of Period	End of Period
Cash and cash equivalents	$144.6	$157.8	$100.6	$105.5
Restricted cash	1.5	1.4	1.5	1.5
Cash and cash equivalents and restricted cash	$146.1	$159.2	$102.1	$107.0
Concentration of Risk
    Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash, cash equivalents and trade accounts receivable. Cash held with financial institutions may exceed the Federal Deposit Insurance Corporation insurance limits or similar limits in foreign jurisdictions. The Company has not experienced any losses on its deposits of cash and cash equivalents. The Company performs ongoing credit evaluations of its customers and, except for government tenders, group purchases and orders with a letter of credit, its industrial customers often provide a down payment. The Company maintains an allowance for credit losses based upon the expected collectability of all accounts receivable. The Company obtains some of the components in its products from a limited group of suppliers or from a single-source supplier. When these suppliers are unable to meet our supply needs, our production is negatively impacted.

    Credit is extended to customers based on an evaluation of the customer’s financial condition, and collateral is not required. In certain circumstances, a customer may be required to prepay all or a portion of the contract price prior to transfer of control. During the periods presented, one of the Company's customers accounted for a significant portion of revenues, which is as follows:

	Three Months Ended
	December 31, 2021	January 1, 2021
Canon Medical Systems Corporation	19.2%	16.6%
    Canon Medical Systems Corporation accounted for 13.9% and 16.2% of the Company’s condensed consolidated accounts receivable as of December 31, 2021 and October 1, 2021, respectively.

Investments
    The Company accounts for its equity investments in privately-held companies under the equity method of accounting if the Company has the ability to exercise significant influence in these investments. Distributions received from an equity method investment are classified using the cumulative earnings approach, which means that distributions up to the amount of cumulative equity in earnings recognized will be treated as returns on investment and classified as operating cash flows and those in excess of that amount will be treated as returns of investment and classified as investing cash flows. The Company reviews its equity investments in privately-held companies for impairment whenever events or changes in business circumstances are other than temporary and indicate that the carrying amount of the investments may not be fully recoverable. There were no impairments recorded during the three months ended December 31, 2021 and January 1, 2021, respectively.

Loss Contingencies
    From time to time, the Company is involved in legal proceedings, government inspections, investigations, customs and duties audits, and other claims and contingency matters, both inside and outside the United States, arising in the ordinary course of its business or otherwise. The Company accrues amounts for probable losses, to the extent they can be reasonably estimated, that it believes are adequate to address any liabilities related to legal proceedings and other loss contingencies that the Company believes will result in a probable loss (including, among other things, probable settlement value). A loss or a range of loss is disclosed when it is reasonably possible that a material loss will be incurred and can be estimated or when it is reasonably possible that the amount of a loss, when material, will exceed the recorded provision. When a loss contingency is probable but not reasonably estimable the nature of the contingency and the fact that an estimate cannot be made is disclosed.
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
    The following table reflects the changes in the Company’s accrued product warranty:

	Three Months Ended
(In millions)	December 31, 2021	January 1, 2021
Accrued product warranty, at beginning of period	$8.5	$8.1
New accruals charged to cost of revenues	1.2	2.8
Product warranty expenditures	(2.5)	(3.1)
Accrued product warranty, at end of period	$7.2	$7.8

Leases
    The Company determines if an arrangement is or contains a lease at the inception of an arrangement. The Company's operating lease right-of-use ("ROU") assets represent the right to use an underlying asset over the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. ROU assets may also include initial direct costs incurred and prepaid lease payments, less lease incentives. Lease liabilities and their corresponding ROU assets are recognized based on the present value of lease payments over the lease term, discounted using the Company's incremental borrowing rate. The Company recognizes operating leases with lease terms of more than twelve months in Operating lease assets, Current operating lease liabilities, and Operating lease liabilities on its condensed consolidated balance sheets. The Company recognizes finance leases with lease terms of more than twelve months in Property, plant and equipment, net, Accrued liabilities and other current liabilities, and Other long-term liabilities on its condensed consolidated balance sheets. For purposes of calculating lease liabilities and the corresponding ROU assets, the Company's lease term may include options to extend or terminate the lease when it is reasonably certain that it will exercise that option.

Revenue Recognition
    The Company’s revenues are derived primarily from the sale of hardware and services. The Company recognizes its revenues net of any value-added or sales tax and net of sales discounts.
    The Company sells a high proportion of its X-ray products to a limited number of OEM customers. X-ray tubes, digital detectors and image-processing tools and security and inspection products are generally sold on a stand-alone basis. However, the Company occasionally sells its digital detectors, X-ray tubes and imaging processing tools as a package that is optimized for digital X-ray imaging and sells its Linatron ® X-ray accelerators together with its image processing software and image detection products to OEM customers that incorporate them into their inspection systems. Service contracts are often sold with certain security and inspection products and computer-aided detection products.
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
    If a contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price based on the estimated relative standalone selling prices of the promised products or services underlying each performance obligation. The Company determines standalone selling prices based on the price at which the performance obligation could be sold separately.

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

Recently Adopted Accounting Pronouncements
    In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the current guidance, and improving the consistent application of and simplification of other areas of the guidance. The Company adopted this ASU on October 2, 2021, using a prospective approach. The adoption of ASU 2019-12 did not have a material impact on the Company's condensed consolidated financial statements and related disclosures.

Recent Accounting Standards or Updates Not Yet Effective
    In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The standard removes certain separation models in ASC 470-20 for convertible instruments, and, as a result, embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under ASC 815. The convertible debt instruments will be accounted for as a single liability measured at amortized cost. This will also result in the interest expense recognized for convertible debt instruments to be typically closer to the coupon interest rate. Further, the ASU made amendments to the earnings per share (“EPS”) guidance in Topic 260 for convertible instruments, the most significant impact of which is requiring the use of the if-converted method for diluted EPS calculation, and no longer allowing the net share settlement method. The ASU is effective for interim and annual periods beginning after December 15, 2021. Adoption of the ASU can either be on a modified retrospective or full retrospective basis. We expect to adopt this ASU as of the first quarter of fiscal year 2023. While we are still evaluating the impacts of this ASU on our consolidated financial statements, we expect that the discount on our Convertible Notes will be reclassified from equity to liabilities and that the interest expense from our Convertible Notes will decrease and be closer to the coupon rate of 4.00%. The impact that adoption of ASU 2020-06 will have on our net income per diluted share will depend on the amount of earnings in each period and our share price, but could result in additional dilution.
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
    The following table disaggregates the Company’s revenue by geographic region:

	Three Months Ended
(In millions)	December 31, 2021	January 1, 2021
Americas	$60.5	$62.3
EMEA	67.4	57.9
APAC	70.9	56.9
	$198.8	$177.1
    Revenue in the United States was $58.8 million and $61.1 million for the three months ended December 31, 2021 and January 1, 2021, respectively.
    Refer to Note 15, Segment Information, for the disaggregation of the Company’s revenue based on reportable operating segments.

Contract Balances
     The following table summarizes the changes in the contract assets and refund liabilities:

	Contract Assets
	Three Months Ended
(In millions)	December 31, 2021	January 1, 2021
Balance at beginning of fiscal year	$24.3	$24.6
Costs recovered from product returns during the period	(1.5)	(1.2)
Contract asset from shipments of products, subject to return during the period	1.8	0.8
Balance at end of period	$24.6	$24.2

	Contract Liabilities
	Three Months Ended
(In millions)	December 31, 2021	January 1, 2021
Balance at beginning of fiscal year	$27.0	$27.4
Release of refund liability included in beginning of year refund liability	(1.6)	(1.4)
Additions to refund liabilities	1.9	0.9
Balance at end of period	$27.3	$26.9
    During the three months ended December 31, 2021, the Company recognized revenue of $4.1 million related to deferred revenues which existed at October 1, 2021. During the three months ended January 1, 2021, the Company recognized revenue of $5.0 million related to deferred revenue which existed at October 2, 2020.
3. LEASES
    The Company has operating and finance leases for office space, warehouse and manufacturing space, vehicles and certain equipment. During the three months ended December 31, 2021, the Company determined that it no longer intends to sublease the Santa Clara facility, which ceased operations at the end of fiscal year 2020. See Note 5, Restructuring, for further details. Accordingly, the Company recorded a loss due to abandonment of $1.9 million which is included in "Selling, general and administrative" on the Condensed Consolidated Statements of Operations for the three months ended December 31, 2021. The following table presents supplemental balance sheet information related to the Company's operating and finance leases:

(In millions)	Balance Sheet Location	December 31, 2021	October 1, 2021
Assets
Operating lease right-of-use assets	Operating lease assets	$21.2	$24.3
Finance lease right-of-use assets	Property, plant and equipment, net	$0.4	$0.5
Liabilities
Operating lease liabilities (current)	Current operating lease liabilities	$5.9	$6.2
Finance lease liabilities (current)	Accrued liabilities and other current liabilities	$0.2	$0.2
Operating lease liabilities (non-current)	Operating lease liabilities	$17.3	$18.7
Finance lease liabilities (non-current)	Other long-term liabilities	$0.2	$0.3
    The following table presents the weighted average remaining lease term and discount rate information related to the Company's operating and finance leases:

	December 31, 2021	January 1, 2021
Operating lease weighted average remaining lease term (in years)	6.0	6.4
Operating lease weighted average discount rate	5.6%	4.5%
Finance lease weighted average remaining lease term (in years)	2.4	3.1
Finance lease weighted average discount rate	3.8%	3.7%

    The following table provides information related to the Company’s operating and finance leases:

	Three Months Ended
(In millions)	December 31, 2021	January 1, 2021
Total operating lease costs(1)	$2.0	$1.9

Total finance lease costs	$0.1	$0.1

Operating cash flows from operating leases	$1.9	$1.8
Financing cash flows from finance leases	0.1	0.1
Total cash paid for amounts included in the measurement of lease liabilities	$2.0	$1.9

Noncash operating right-of-use assets obtained in exchange for new lease liabilities	$0.1	$—
Total right-of-use assets obtained in exchange for new lease liabilities	$0.1	$—
(1) Includes variable and short-term lease expense, which were immaterial for the three months ended December 31, 2021 and January 1, 2021.
    As of December 31, 2021, the present value of operating lease and finance lease liabilities for each of the following five years and a total thereafter were as follows:

(In millions)
Fiscal years:	Operating Leases	Finance Leases
2022 remaining	$5.4	$0.2
2023	4.9	0.2
2024	4.1	—
2025	3.9	—
2026	2.4	—
Thereafter	6.6	—
Total future lease payments	$27.3	$0.4
Less: imputed interest	(4.1)	—
Present value of lease liabilities	$23.2	$0.4
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
    The investment in dpiX Holding is accounted for under the equity method of accounting. When the Company recognizes its share of net profits or losses of dpiX Holding, profits or losses in inventory purchased from dpiX are eliminated. During the three months ended December 31, 2021 and January 1, 2021, the Company recorded a loss on the equity investment in dpiX Holding of $0.7 million and $1.5 million, respectively. The loss on the equity investment in dpiX Holding is included in Other expense, net in the condensed consolidated statements of operations. The carrying value of the equity investment in dpiX Holding was $44.6 million and $45.0 million at December 31, 2021 and October 1, 2021, respectively.
    During the three months ended December 31, 2021 and January 1, 2021, the Company purchased glass transistor arrays from dpiX totaling $5.2 million and $4.9 million, respectively. These purchases of glass transistor arrays are included as a component of Inventories on the condensed consolidated balance sheets or Cost of revenues in the condensed consolidated statements of operations.

    As of December 31, 2021, and October 1, 2021, the Company had accounts payable to dpiX totaling $3.8 million and $2.8 million, respectively.
    The Company has the right to 50% of dpiX’s total manufacturing capacity. In addition, the Company is required to pay for 50% of DpiX's fixed costs, as determined at the beginning of each calendar year. In January 2022, the Company's fixed cost commitment was determined and approved by the dpiX board of directors to be $13.2 million for calendar year 2022.
    The Company has determined that dpiX Holding is a variable interest entity because at-risk equity holders, as a group, lack the characteristics of a controlling financial interest. Majority votes are required to direct the manufacturing activities, legal operations and other activities that most significantly affect dpiX’s economic performance. The Company does not have majority voting rights and no power to unilaterally direct the activities of dpiX Holding and therefore is not the primary beneficiary of dpiX Holding. The Company’s exposure to loss as a result of its involvement with dpiX Holding is limited to the carrying value of the Company’s investment of $44.6 million and fixed cost commitments.
    In November 2018, the Company (through one of its wholly-owned subsidiaries) and CETTEEN GmbH (“CETTEEN”), formed a German limited liability company that governs the affairs and conduct of the business of VEC Imaging GmbH & Co. KG (“VEC”), a joint venture formed to develop technology for use in X-ray imaging components. In accordance with the VEC agreement, net profits or losses are allocated to the members in accordance with their ownership interest. The Company's investment in VEC is accounted for under the equity method of accounting. As of December 31, 2021, the Company has made equity contributions totaling $5.1 million. CETTEEN made contributions of certain assets including intellectual property in exchange for a 50% interest in VEC. During the three months ended December 31, 2021, and January 1, 2021, the Company recorded loss on the equity investment in VEC of $0.1 million and $0.3 million, respectively. The Company's investment in VEC was $3.0 million at December 31, 2021 and October 1, 2021, respectively. At December 31, 2021, the Company had loans outstanding to VEC totaling $0.3 million which is recorded in Prepaid expenses and other current assets in the condensed consolidated balance sheet.
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
    Cash outflows associated with these restructuring charges are limited to employee termination expenses, facility closure and equipment sales and disposals. Below is a detail of restructuring charges incurred during the three months ended December 31, 2021 and January 1, 2021, respectively, which predominantly relate to the Company's Medical segment:

		Three Months Ended
(In millions)	Location of Restructuring Charges in Condensed Consolidated Statements of Operations	December 31, 2021	January 1, 2021
Other assets impairment charges	Selling, general and administrative	$1.8	$—
Accelerated depreciation	Cost of revenues	—	0.1
Severance costs	Selling, general and administrative	—	0.2
Total restructuring charges		$1.8	$0.3

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
    As of December 31, 2021, the Company had the following outstanding derivatives designated as net investment hedging instruments:

(In millions, except number of instruments)	Number of Instruments	Notional Value
Cross Currency Swap Contracts	3	$66.6
    The following table summarizes the amount of pre-tax income recognized from derivative instruments for the periods indicated and the line items in the accompanying statements of operations where the results are recorded for net investment hedges:

	Amount of Gain Recognized in OCI on Derivative Three Months Ended		Location of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)	Amount of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
(In millions)	December 31, 2021	January 1, 2021		December 31, 2021	January 1, 2021
Cross Currency Swap Contracts	$0.8	$3.0	Interest expense	$0.3	$0.3
    These derivative instruments are subject to master netting agreements giving effect to rights of offset with each counterparty. None of the balances were eligible for netting. The following table summarizes the gross fair values of derivative instruments as of the periods indicated and the line items in the accompanying condensed consolidated balance sheets where the instruments are recorded:

(In millions)		Derivative Assets and Liabilities
Derivatives designated as net investment hedges	Balance sheet location	December 31, 2021	October 1, 2021
Cross Currency Swap Contracts	Other current assets	$1.2	$1.2
Cross Currency Swap Contracts	Other long-term liabilities	(1.6)	(2.4)
		$(0.4)	$(1.2)

7. FAIR VALUE
Assets and Liabilities Measured at Fair Value on a Recurring Basis
    The fair values of certain of the Company’s financial instruments, including bank deposits included in Cash and cash equivalents, Accounts receivable and Accounts payable approximate their fair values due to their short maturities. As of December 31, 2021, the fair values of the Company's Convertible Notes and Senior Secured Notes, as defined in Note 10. Borrowings and measured using Level 1 inputs, were $340.3 million and $299.0 million, respectively. As of October 1, 2021, the fair values of the Company's Convertible Notes and Senior Secured Notes, measured using Level 1 inputs were $296.3 million and $304.8 million, respectively. The Company has elected to use the income approach to value its derivative instruments using standard valuation techniques and Level 2 inputs, such as currency spot rates, forward points and credit default swap spreads. There were no financial assets or liabilities measured on a recurring basis using significant unobservable inputs (Level 3) and there were no transfers in or out of Level 1, 2 or 3 during the three months ended December 31, 2021.
    In the tables below, the Company has segregated all assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

	Fair Value at December 31, 2021
(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents - Money market funds	$—	$112.7	$—	$112.7
Derivative assets	—	1.2	—	1.2
Total assets measured at fair value	$—	$113.9	$—	$113.9

Liabilities:
Derivative liabilities	$—	$1.6	$—	$1.6
Total liabilities measured at fair value	$—	$1.6	$—	$1.6

	Fair Value at October 1, 2021
(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents - Money market funds	$—	$88.2	$—	$88.2
Derivative assets	—	1.2	—	1.2
Total assets measured at fair value	$—	$89.4	$—	$89.4

Liabilities:
Derivative liabilities	$—	$2.4	$—	$2.4
Total liabilities measured at fair value	$—	$2.4	$—	$2.4

8. INVENTORIES
    The following table summarizes the Company’s inventories:

(In millions)	December 31, 2021	October 1, 2021
Raw materials and parts	$191.7	$168.0
Work-in-process	21.8	20.4
Finished goods	34.1	36.4
Total inventories	$247.6	$224.8
9. GOODWILL AND INTANGIBLE ASSETS
    The following table reflects goodwill by reportable operating segment:

(In millions)	Medical	Industrial	Total
Balance at October 1, 2021	$173.9	$118.3	$292.2
Foreign currency translation adjustments	(0.6)	(0.4)	(1.0)
Balance at December 31, 2021	$173.3	$117.9	$291.2
    The following table reflects the gross carrying amount and accumulated amortization of the Company’s intangible assets:

	December 31, 2021			October 1, 2021
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired existing technology	$73.8	$(47.3)	$26.5	$74.2	$(45.5)	$28.7
Patents, licenses and other	12.7	(11.1)	1.6	12.8	(10.9)	1.9
Customer contracts and supplier relationship	50.8	(32.5)	18.3	51.1	(31.0)	20.1
Total intangible assets	$137.3	$(90.9)	$46.4	$138.1	$(87.4)	$50.7
    Amortization expense for intangible assets was $3.8 million and $4.2 million for the three months ended December 31, 2021 and January 1, 2021, respectively.

10. BORROWINGS
    The following table summarizes the Company's short-term and long-term debt:

	December 31, 2021	October 1, 2021
(In millions, except for percentages)	Amount	Amount	Contractual Interest Rate	Effective Interest Rate
Current maturities of long-term debt
Other debt	$2.8	$2.8
Total current maturities of long-term debt	$2.8	$2.8
Non-current maturities of long-term debt:
Convertible Senior Unsecured Notes	200.0	200.0	4.0%	10.9%
Senior Secured Notes	270.0	270.0	7.9%	8.2%
Other debt	7.3	7.8
Total non-current maturities of long-term debt:	$477.3	$477.8
Unamortized issuance costs and debt discounts
Unamortized discount - Convertible Notes	$(35.4)	$(37.6)
Unamortized issuance costs - Convertible Notes	(3.9)	(4.1)
Unamortized issuance costs - Senior Secured Notes	(4.3)	(4.4)
Total	$(43.6)	$(46.1)
Total debt outstanding, net	$436.5	$434.5

Equity component of Convertible Senior Unsecured Notes(1)	$49.7	$49.7
(1) Included in Additional paid-in capital on the condensed consolidated balance sheets.
    The following table summarizes the Company's interest expense:

	Three Months Ended
	December 31, 2021	January 1, 2021
Contractual interest coupon and other	$7.3	$7.9
Amortization of debt issuance costs	0.5	0.5
Amortization of debt discounts	2.1	1.9
Total interest expense	$9.9	$10.3

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

    On June 4, 2020 and June 5, 2020, Varex also entered into privately negotiated warrant transactions (collectively, the “Warrant Transactions” and, together with the Hedge Transactions, the “Call Spread Transactions”), whereby the Company sold warrants at a higher strike price relating to the same number of shares of Varex common stock that initially underlie the Convertible Notes, subject to customary anti-dilution adjustments. The initial strike price of the warrants is $24.975 per share (subject to adjustment under the terms of the Warrant Transactions), which is 50% above the last reported sale price of Varex common stock on June 4, 2020. The Warrant Transactions could have a dilutive effect to the Company's stockholders to the extent that the market price per share of Varex common stock, as measured under the terms of the Warrant Transactions, exceeds the applicable strike price of the warrants. The number of shares underlying the Warrant Transactions is 9.6 million. The number of warrants outstanding as of December 31, 2021, was 9.6 million.

Senior Secured Notes
    Varex issued $300.0 million aggregate principal amount of 7.875% Senior Secured Notes due 2027 (the "Senior Secured Notes") pursuant to an indenture dated September 30, 2020. Interest payments are paid semiannually on April 15 and October 15 of each year, beginning on April 15, 2021.
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

Asset-Based Loan
    On September 30, 2020, the Company entered into a revolving credit agreement consisting of a $100.0 million asset-based loan revolving credit facility (the “Asset-Based Loan”, or "ABL Facility"). Borrowings under the Asset-Based Loan will be expected to bear interest at floating rates based on LIBOR, or a comparable rate, or a base rate, and an applicable margin based on Average Daily Excess Availability (as defined in the Asset-Based Loan Agreement). In addition, the Company is required to pay a quarterly commitment fee of 0.375% to 0.5%, based on the aggregate unused commitments under the Asset-Based Loan. The ABL Facility matures on the earlier of September 30, 2025 or 91 days prior to the maturity of the Convertible Notes, at which time all outstanding amounts under the ABL Facility will be due and payable. The maximum availability under our ABL Facility is $100.0 million; however, the borrowing base under the ABL Facility fluctuates from month-to-month depending on the amount of eligible accounts receivable, inventory, and real estate. As of December 31, 2021, the amount available under our ABL Facility was $67 million and the ABL Facility remains undrawn.
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
    In September 2018, the Company entered into a partnership in Saudi Arabia. The Company has majority voting rights with an approximate 75% interest. Accordingly, the Company has consolidated the operations of the Saudi Arabia partnership in our condensed consolidated financial statements and recorded the noncontrolling interests. The noncontrolling interest related to the partner’s 25% interest in the joint venture is included in Noncontrolling interests in the equity section of the Company’s condensed consolidated balance sheet. Income representing the noncontrolling partner's share of income from operations is included in the Company's condensed consolidated statements of operations.

    In April 2015, the Company acquired 73.5% of the then outstanding shares of MeVis Medical Solutions AG (“MeVis”), a publicly traded company based in Bremen, Germany that provides image processing software and services for cancer screening. In August 2015, the Company, through one of its German subsidiaries, entered into a domination and profit and loss transfer agreement (the “DPLTA”) with MeVis. Under the DPLTA, MeVis subordinates its management to the Company and undertakes to transfer all its annual profits and losses to the Company. In return, the DPLTA grants the noncontrolling shareholders of MeVis an annual recurring net compensation of €0.95 per MeVis share.
    At December 31, 2021, noncontrolling shareholders together held approximately 0.5 million shares of MeVis, representing 26.3% of the outstanding shares.
    Changes in noncontrolling interests were as follows:

(In millions)	Noncontrolling Interest
Balance at October 1, 2021	$13.2
Net income attributable to noncontrolling interests	0.2
Other, including foreign currency remeasurement	(0.1)
Balance at December 31, 2021	$13.3
12. NET INCOME (LOSS) PER SHARE
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
    A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share is as follows:

	Three Months Ended
(In millions, except per share amounts)	December 31, 2021	January 1, 2021
Net income (loss) attributable to Varex	$1.4	$(6.4)
Weighted average shares outstanding - basic	39.5	39.1
Dilutive effect of Convertible Notes	2.6	—
Dilutive effect of share-based awards and other	0.7	—
Dilutive effect of warrants	1.1	—
Weighted average shares outstanding - diluted	43.9	39.1
Net income (loss) per share attributable to Varex - basic	$0.04	$(0.16)
Net income (loss) per share attributable to Varex - diluted	$0.03	$(0.16)
Anti-dilutive share based awards, excluded	2.5	3.3
    Potentially dilutive shares, which are based on the weighted-average shares of common stock underlying stock options, unvested stock awards, purchase rights granted under the employee stock purchase plan, warrants and Convertible Notes using the treasury stock method or the if-converted method, as applicable, are included when calculating diluted net income (loss) per share attributable to Varex when their effect is dilutive. As we intend to settle in cash the principal outstanding under our Convertible Notes, we apply the treasury stock method using our average share price during the period when calculating their potential dilutive effect, if any. Furthermore, in connection with the offerings of our Convertible Notes, we entered into convertible note hedges and warrants (see Note 10, Borrowings). However, our convertible note hedges are not included when calculating potentially dilutive shares since their effect is always anti-dilutive.
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

    The table below summarizes the effect of recording share-based compensation expense and the option component of the employee stock purchase plan shares:

	Three Months Ended
(In millions)	December 31, 2021	January 1, 2021
Cost of revenues	$0.4	$0.3
Research and development	0.8	0.7
Selling, general and administrative	2.2	2.6
Total share-based compensation expense	$3.4	$3.6
Stock Option Activity
    The following table summarizes the activity for stock options under Varex’s 2020 Omnibus Stock Plan, 2017 Omnibus Stock Plan, and for participation in the 2017 Employee Stock Purchase Plan for the Company’s employees:

	Options Outstanding
(In thousands, except per share amounts and the remaining term)	Options	Price Range	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value(1)
Outstanding at October 1, 2021	2,811	$13.61 - $37.60	$28.69	4.7	$5,161
Granted	319	$30.95 - $30.95	30.95
Exercised	(124)	$25.17 - $30.74	28.33
Outstanding at December 31, 2021	3,006	$13.61 - $37.60	$28.95	5.2	$9,102

Exercisable at December 31, 2021	1,856	$13.61 - $37.60	$30.42	3.1	$3,339
(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and the closing price of Varex common stock of $31.55 as of December 31, 2021, the last trading date of the Company's first quarter, and which represents the amount that would have been received by the option holders had all option holders exercised their options and sold the shares received upon exercise as of that date.
Restricted Stock Units
    The following table summarizes the activity for restricted stock units under Varex’s 2020 Omnibus Stock Plan and 2017 Omnibus Stock Plan for the Company’s employees:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant-Date Fair Value
Outstanding at October 1, 2021	1,080	$23.25
Granted	336	28.14
Vested	(2)	29.18
Canceled or expired	(12)	23.92
Outstanding at December 31, 2021	1,402	$24.40
14. TAXES ON INCOME
    For the three months ended December 31, 2021, the Company recognized income tax expense of $1.7 million on $3.3 million of pre-tax income. For the three months ended January 1, 2021, the Company recognized income tax expense of $1.6 million on $4.7 million of pre-tax loss. The Company is unable to recognize a tax benefit for pre-tax book losses in certain foreign jurisdictions but has recognized tax expense for profitable foreign jurisdictions.
    The Company's tax expense for the three months ended December 31, 2021 increased, primarily due to increased pre-tax income in certain jurisdictions, valuation allowance positions in the United States on deferred tax attributes, and losses in certain foreign jurisdictions for which no benefit can be recorded.

    The Company is maintaining its reinvestment assertion with respect to foreign earnings for the quarter ended December 31, 2021, which is that earnings prior to fiscal year 2018 are permanently reinvested, but post fiscal year 2017 earnings are not permanently reinvested. Furthermore, all earnings with respect to Direct Conversion subsidiaries, located primarily in Sweden and Finland, are indefinitely reinvested in those countries. Due to the level of earnings available for repatriation, the treaty benefits applicable to jurisdictions in which those earnings are located, and the now favorable U.S. tax treatment of repatriated foreign earnings, the amount of deferred tax liability recorded related to the potential repatriation is approximately $0.1 million. This estimated liability is for U.S. State income taxes and foreign withholding taxes expected to apply when the foreign earnings are repatriated.
15. SEGMENT INFORMATION
    The Company has two reportable operating segments: Medical and Industrial, which aligns with how the CODM reviews the Company’s performance and evaluates the business for the allocation of resources. The segments align the Company’s products and service offerings with customer use in medical and industrial markets. The CODM allocates resources to and evaluates the financial performance of each operating segment primarily based on revenues and gross profit. The operating and reportable segment structure provides alignment between business strategies and operating results.
Description of Segments
    The Medical segment designs, manufactures, sells and services X-ray imaging components, including X-ray tubes, digital detectors, high voltage connectors, image-processing software and workstations, 3D reconstruction software, computer-aided diagnostic software, collimators, automatic exposure control devices, generators, heat exchangers, ionization chambers and buckys (a component of an X-ray system that holds an X-ray detector). These components are used in a range of medical imaging applications including CT, mammography, oncology, cardiac, surgery, dental, and other diagnostic radiography uses.
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
    Information related to the Company’s segments is as follows:

	Three Months Ended
(In millions)	December 31, 2021	January 1, 2021
Revenues
Medical	$155.7	$139.2
Industrial	43.1	37.9
Total revenues	198.8	177.1
Gross profit
Medical	46.0	44.1
Industrial	18.8	13.1
Total gross profit	64.8	57.2
Total operating expenses	50.8	51.1
Interest and other expenses, net	(10.7)	(10.8)
Income (loss) before taxes	3.3	(4.7)
Income tax expense	1.7	1.6
Net income (loss)	1.6	(6.3)
Less: Net income attributable to noncontrolling interests	0.2	0.1
Net income (loss) attributable to Varex	$1.4	$(6.4)

    The Company does not disclose total assets by segment as this information is not provided to the CODM.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results should be read together with the unaudited condensed consolidated financial statements and notes thereto that are contained in this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the fiscal year ended October 1, 2021 and our other filings, including the Current Reports on Form 8-K, that have been filed with the SEC through the date of this report.
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
Overview
    Varex Imaging Corporation is a leading innovator, designer and manufacturer of X-ray tubes, digital detectors, linear accelerators and other image software processing solutions, which are critical components in a variety of X-ray based imaging equipment. Our components are used in medical diagnostic imaging, security inspection systems, and industrial quality inspection systems, as well as for analysis and measurement applications in industrial manufacturing applications. Global original equipment manufacturers (“OEMs”) incorporate our X-ray imaging components in their systems to detect, diagnose, protect and inspect. Varex has approximately 2,100 full-time equivalent employees, located at manufacturing and service center sites in North America, Europe, and Asia.
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
    During fiscal year 2021, demand for many of our products recovered to pre-pandemic levels and business has continued to grow. We believe that demand for our products has increased due to increased investments in healthcare and diagnostics coupled with end-users (such as hospitals) making capital purchases that were previously deferred due to the uncertainty surrounding COVID-19. While we are encouraged by the recovery, we remain cautious as many factors remain unpredictable.
    We continue to experience logistic, supply chain, and manufacturing challenges that we expect will continue throughout 2022. As economies around the world continue to recover, shortages in raw materials have become more widespread. We continue to experience shortages of certain materials and have used more of our inventory on hand than we have used historically, while also purchasing more materials that are critical to our processes, often at higher costs. Shortages of materials, particularly micro-controller chips and associated electronic components, have caused and may continue to cause, delays in manufacturing products for our customers. In some cases, raw material shortages and delivery delays from our suppliers are communicated to us with very little advanced warning, which has caused operational and customer order fulfillment challenges. Over the past year, our ability to mitigate supply chain challenges was higher than it is currently. For example, during fiscal year 2021, inventory levels decreased due to our strong growth and, despite a concerted effort, it has continued to be difficult to replenish that inventory. While we are dedicating significant resources to manage, mitigate, and resolve these issues, we currently expect supply chain challenges to continue to impact our ability to deliver products to our customers over the next several quarters. Increased freight charges and shipping delays have also become more common during the pandemic and are expected to continue into the foreseeable future. Due to the rising cost environment, in addition to ongoing expense management, we have raised prices on certain products. We expect to make pricing adjustments throughout fiscal year 2022.
    During the three months ended December 31, 2021, our manufacturing facilities continued to operate without significant disruption due to employee absences, however, with the increasing prevalence of the omicron variant and the general increase in COVID-19 cases in the cities in which our facilities are located, we have experienced an increase in COVID-19 related employee absences that has made it more difficult to manufacture our products. We have been taking significant precautions to maintain employee safety, such as continuing a mask requirement, strongly encouraging vaccination, and asking non-production related employees to work from home when possible.
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
    The COVID-19 pandemic had a significant effect on hospitals, clinics and outpatient imaging centers as they encountered declines in elective procedures volume. As a result, they reduced the capital purchases of imaging equipment from OEMs, which led to lower demand for X-ray imaging components for us. Additionally, equipment installations were delayed, due to reduced access to healthcare institutions. Partially offsetting this was an increased demand for imaging equipment used to diagnose respiratory diseases, such as radiographic X-ray imaging systems and CT imaging systems. The Company has experienced growth in demand for its products as health systems globally have continued to address healthcare services gaps. However, the Company is not able to convert all the demand into sales due to on-going supply chain related interruptions and uncertainties, particularly with the availability of micro-controller chips and other electronic components. As a result, uncertainty in overall sales volume is expected to continue into calendar year 2022.
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
    In recent years our business in China has been impacted by the trade war with the United States in three principal ways: (1) imports of raw materials from China to the Unites States have become more expensive, (2) imports of raw materials and sub-assemblies from the Unites States to China have become more expensive, and (3) importing finished U.S. manufactured products into China have become more difficult and expensive. In order to mitigate the impact of tariffs on materials imported from China, we have implemented changes to secure more non-China sources of materials used to manufacture our X-ray imaging products. To help mitigate the impact of tariffs, and to be closer to our global customer base, we continue to expand manufacturing capabilities at our facilities in China, Germany and the Philippines. We have also implemented local sourcing strategies to offer local content. This local-for-local strategy has been well received by both our local customers as well as global OEMs, and acts as a natural hedge against trade wars and other potential supply chain disruptions.

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
    The economic downturn triggered by the COVID-19 pandemic reduced the demand for X-ray imaging equipment utilized in the non-destructive testing market as manufacturers focused on cash preservation and reduced spending for capital equipment. During the three months ended December 31, 2021, we have continued to see improved conditions in this market.

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
    We periodically review our accounting policies, estimates and assumptions and make adjustments when facts and circumstances dictate. Refer to our Annual Report on Form 10-K for the fiscal year ended October 1, 2021 filed with the SEC on November 19, 2021 and Note 1 “Summary of Significant Accounting Policies” of the notes to the condensed consolidated financial statements of this report for further details. Our critical accounting policies that are affected by accounting estimates include valuation of inventories, assessment of recoverability of goodwill and intangible assets, and income taxes. Such accounting policies require us to use judgments, often as a result of the need to make estimates and assumptions regarding matters that are inherently uncertain, and actual results could differ materially from these estimates. There have been no changes to our critical accounting policies, estimates and assumptions or the judgments affecting the application of those estimates and assumptions since the filing of our Annual Report on Form 10-K for year ended October 1, 2021.
Fiscal Year
    The fiscal years of the Company as reported are the 52 or 53-week period ending on the Friday nearest September 30. Fiscal year 2022 is the 52-week period ending September 30, 2022. Fiscal year 2021 was the 52-week period that ended on October 1, 2021. The fiscal quarters ended December 31, 2021 and January 1, 2021 were both 13-week periods.
Discussion of Results of Operations for the Three Months Ended December 31, 2021 Compared to the Three Months Ended January 1, 2021
Revenues, net

	Three Months Ended
(In millions)	December 31, 2021	January 1, 2021	$ Change	% Change
Medical	$155.7	$139.2	$16.5	11.9%
Industrial	43.1	37.9	5.2	13.7%
Total revenues	$198.8	$177.1	$21.7	12.3%
Medical as a percentage of total revenues	78.3%	78.6%
Industrial as a percentage of total revenues	21.7%	21.4%
    Medical revenues increased $16.5 million primarily due to increased sales of digital detectors for dynamic imaging applications and higher sales of CT X-ray tubes. The increase in medical sales was particularly strong in CT, Oncology, and Dental Modalities.
    Industrial revenues increased $5.2 million primarily due to increased sales of digital detectors, X-ray tubes, connectors for security and non-destructive inspection applications and service revenues.

Gross Profit

	Three Months Ended
(In millions)	December 31, 2021	January 1, 2021	$ Change	% Change
Medical	$46.0	$44.1	$1.9	4.3%
Industrial	18.8	13.1	5.7	43.5%
Total gross profit	$64.8	$57.2	$7.6	13.3%
Medical gross margin	29.5%	31.7%
Industrial gross margin	43.6%	34.6%
Total gross margin	32.6%	32.3%
    The increase in Medical gross profit was primarily due to the increased sales of CT X-ray tubes partially offset by higher inbound freight and material costs. The Industrial segment gross profit increased as a result of increased sales of digital detectors for security and non-destructive inspection applications and service revenues.
Operating Expenses

	Three Months Ended
(In millions)	December 31, 2021	January 1, 2021	$ Change	% Change
Research and development	$17.7	$16.7	$1.0	6.0%
As a percentage of total revenues	8.9%	9.4%
Selling, general and administrative	$33.1	$34.4	$(1.3)	(3.8)%
As a percentage of total revenues	16.6%	19.4%
Operating expenses	$50.8	$51.1	$(0.3)	(0.6)%
As a percentage of total revenues	25.6%	28.9%
Research and Development
    We are committed to investing in the business to support long-term growth and believe long-term research and development expenses of approximately 8% to 10% of annual revenues is the appropriate range that will allow us to innovate and bring new products to market for our global OEM customers. Research and development costs decreased to 8.9% of revenues for the first quarter of 2022 primarily due to increased revenues, cost containment actions and improved material cost management.
Selling, General and Administrative
    Selling, general and administrative expenses for the first quarter of 2022 decreased $1.3 million and decreased to 16.6% of total revenues primarily due to lower external audit, consulting, legal costs, and compensation compared to the prior year quarter.
Interest and Other Expense, Net
    The following table summarizes the Company’s interest and other expense, net:

	Three Months Ended
(In millions)	December 31, 2021	January 1, 2021	$ Change
Interest expense	$(9.9)	$(10.3)	$0.4
Other expense, net	(0.8)	(0.5)	(0.3)
Interest and other expense, net	$(10.7)	$(10.8)	$0.1
    Interest expense decreased due to the partial redemption of the principal related to our Senior Secured Notes in July 2021. Other expense, net increased due to increased foreign exchange expense during the three months ended December 31, 2021 compared to the three months ended January 1, 2021. These increased expenses were partially offset by our losses in certain investments in privately-held companies being lower for the three months ended December 31, 2021 compared to the three months ended January 1, 2021.

Taxes on Income (Loss)
    For the three months ended December 31, 2021, we recognized income tax expense of $1.7 million on $3.3 million of pre-tax income. We are unable to recognize a tax benefit for pre-tax book losses in certain foreign jurisdictions. For the three months ended January 1, 2021, we recognized income tax expense of $1.6 million on $4.7 million of pre-tax loss. Our tax expense for the three months ended December 31, 2021 increased, primarily due to increased pre-tax income in certain jurisdictions, valuation allowance positions in the Unites States on deferred tax attributes, and losses in certain foreign jurisdictions for which no benefit can be recorded.

Liquidity and Capital Resources
    We assess our liquidity in terms of our ability to generate cash to fund our operations, including working capital and investing activities. We believe that our operating cash flow, cash on our balance sheet and availability under our Asset-Based Loan ("ABL") Facility are sufficient to meet our anticipated operating cash needs for at least the next 12 months and will be sufficient to allow us to continue to invest in our existing businesses, consummate strategic acquisitions and manage our capital structure on a short and long-term basis. The maximum availability under our ABL Facility is $100.0 million; however, the borrowing base under the ABL Facility fluctuates from month-to-month depending on the amount of eligible accounts receivable, inventory, and real estate. As of December 31, 2021 the amount available under our ABL Facility was $67 million, and the ABL Facility remains undrawn. See Part II, Item 1A. “Risk Factors” for a further discussion. At December 31, 2021 we had $433.7 million in Long-term debt, net and $2.8 million of Current maturities of long-term debt, net of discounts and deferred issuance costs of $43.6 million.

Cash and Cash Equivalents
    The following table summarizes our cash and cash equivalents:

(In millions)	December 31, 2021	October 1, 2021	$ Change
Cash and cash equivalents	$157.8	$144.6	$13.2
Borrowings
    The following table summarizes the changes in our debt outstanding:

	December 31, 2021	October 1, 2021
(In millions, except for percentages)	Amount	Amount	$ Change
Current maturities of long-term debt
Other debt	$2.8	$2.8	$—
Total current maturities of long-term debt	$2.8	$2.8	$—
Non-current maturities of long-term debt:
Convertible Senior Unsecured Notes	200.0	200.0	—
Senior Secured Notes	270.0	270.0	—
Other debt	7.3	7.8	(0.5)
Total non-current maturities of long-term debt:	$477.3	$477.8	$(0.5)
Unamortized issuance costs and debt discounts
Unamortized discount - Convertible Notes	$(35.4)	$(37.6)	$2.2
Unamortized issuance costs - Convertible Notes	(3.9)	(4.1)	0.2
Unamortized issuance costs - Senior Secured Notes	(4.3)	(4.4)	0.1
Total	$(43.6)	$(46.1)	$2.5
Total debt outstanding, net	$436.5	$434.5	$2.0

Cash Flows

	Three Months Ended
(In millions)	December 31, 2021	January 1, 2021
Net cash flow provided by (used in):
Operating activities	$10.8	$7.1
Investing activities	(2.6)	(4.4)
Financing activities	5.0	2.2
Effects of exchange rate changes on cash and cash equivalents and restricted cash	(0.1)	—
Net increase in cash and cash equivalents and restricted cash	$13.1	$4.9
    Net cash provided by operating activities. Net cash provided by operating activities was $10.8 million and $7.1 million for the three months ended December 31, 2021 and January 1, 2021, respectively. The increase in cash provided by operating activities was primarily due to improved operating performance and strong collections reducing our accounts receivable balance, partially offset by higher inventory purchases, and a decrease in accrued liabilities and other current and long-term liabilities.
    Net cash used in investing activities. Net cash used in investing activities was $2.6 million and $4.4 million for the three months ended December 31, 2021 and January 1, 2021, respectively. The decrease in cash used in investing activities was primarily due to proceeds received from sales of business and assets during the three months ended December 31, 2021.
    Net cash provided by financing activities. Net cash provided by financing activities was $5.0 million and $2.2 million for the three months ended December 31, 2021 and January 1, 2021, respectively. The increase in cash provided by financing activities was primarily due to proceeds received from the exercise of stock options.
Days Sales Outstanding
    Trade accounts receivable days sales outstanding (“DSO”) was 58 days at December 31, 2021 and 62 days at October 1, 2021. Our accounts receivable and DSO are impacted by a number of factors, including the timing of product shipments, collections performance, payment terms, the mix of revenues from different regions and the effects of economic instability.
Contractual Obligations
    In October 2013, we entered into an amended agreement with dpiX and other parties that, among other things, provides us with the right to 50% of dpiX’s total manufacturing capacity produced after January 1, 2014. The amended agreement requires us to pay for 50% of the fixed costs (as defined in the amended agreement), as determined at the beginning of each calendar year. As of December 31, 2021, we estimate that we have fixed cost commitments of $13.2 million related to this amended agreement through the remainder of calendar year 2022. The amended agreement will continue unless the ownership structure of dpiX changes (as defined in the amended agreement).
    In October 2015, pursuant to a Domination and Profit and Loss Transfer Agreement (the “MeVis Agreement”), we committed to pay the noncontrolling shareholders of MeVis an annual recurring net compensation of €0.95 per MeVis share. The annual net payment will continue for the life of the MeVis Agreement, which we anticipate will continue for as long as we remain as the controlling shareholder of MeVis. As of December 31, 2021, noncontrolling shareholders together held approximately 0.5 million shares of MeVis, representing 26.3% of the outstanding shares.
    During the third quarter of fiscal year 2020, we entered into a purchase agreement with a supplier to acquire certain equipment and intellectual property from the supplier that is utilized to manufacture X-ray cables utilized in our products. As of December 31, 2021, there has been no transfer of control of the underlying equipment. This acquisition is expected to be completed during the 2022 fiscal year and the total consideration to be paid by us for the acquired assets is expected to be ¥1,084.7 million or approximately $9.4 million.

Contingencies
    From time to time, the Company is a party to or otherwise involved in legal proceedings, government inspections, investigations, customs and duty audits, and other claims and contingency matters, both inside and outside the United States, arising in the ordinary course of its business or otherwise. The Company accrues amounts for probable losses, to the extent they can be reasonably estimated, that it believes are adequate to address any liabilities related to legal proceedings and other loss contingencies that the Company believes will result in a probable loss (including, among other things, probable settlement value). A loss or a range of loss is disclosed when it is reasonably possible that a material loss will be incurred and can be estimated or when it is reasonably possible that the amount of a loss, when material, will exceed the recorded provision. The Company did not have any material contingent liabilities as of December 31, 2021 and October 1, 2021. Legal expenses are expensed as incurred.
Recent Accounting Standards or Updates Not Yet Effective
    See Note 1, “Summary of Significant Accounting Policies” of the notes to the accompanying condensed consolidated financial statements for a description of recent accounting standards, including the expected dates of adoption and the estimated effects on our condensed consolidated financial statements.
Backlog
    Backlog is the accumulation of all orders for which revenues have not been recognized and are still considered valid. Backlog also includes a small portion of billed service contracts that are included in deferred revenue. Our estimated total backlog at December 31, 2021 was approximately $289 million.
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
    We may enter into foreign currency forward and option contracts with financial institutions to protect against foreign exchange risks associated with certain existing assets and liabilities, and net investments in foreign subsidiaries. We may hedge portions of forecasted foreign currency exposure, typically for one to three months. In addition, we hold a cross-currency swap between the Euro and U.S. Dollar as a Net Investment Hedge of our acquisition of Direct Conversion. Depending on the spot rate between the Euro and U.S. Dollar at the time of settlement and whether we have sufficient Euros available, we may have to borrow incrementally in U.S. Dollars to settle this obligation. Additionally, we may choose not to hedge certain foreign exchange exposures for a variety of reasons including, but not limited to, accounting considerations, the prohibitive economic cost of hedging particular exposures, or due to natural offsets among the different exposures.

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
Interest Rate Risk
    Borrowings under our ABL Facility bear interest at floating interest rates. At December 31, 2021, we had no borrowings subject to floating interest rates. See Note 10. Borrowings, of the notes to our condensed consolidated financial statements for further information.
Commodity Price Risk
    We are exposed to market risks related to volatility in the prices of raw materials used in our products. The prices of these raw materials fluctuate in response to changes in supply and demand fundamentals and our product margins and level of profitability tend to fluctuate with changes in these raw materials prices. We try to protect against such volatility through various business strategies. During the three months ended December 31, 2021, we did not have any commodity derivative instruments in place to manage our exposure to price changes.
Item 4. Controls and Procedures

Disclosure Controls and Procedures
    Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that such information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding disclosure.
    The Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2021, and based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control Over Financial Reporting
    During the quarter ended December 31, 2021, there were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

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
    Current economic conditions have had, and we believe will continue to have, an adverse impact on our manufacturing capacity, supply chain and distribution systems. We have experienced difficulties in obtaining materials used to build our products and these difficulties have impacted our ability to deliver finished products to our customers. We believe that it will continue to be difficult to obtain certain materials throughout fiscal year 2022. Over the past year, our ability to mitigate supply chain challenges was higher than it is currently. If our actions to mitigate such challenges are not successful, material shortages could cause us to temporarily stop production of certain products. Production delays have had and could continue to have a material adverse effect on our business and results of operations. For example, if we are unable to deliver products to our customers without unreasonable delay, those customers may seek alternative suppliers or decide to in-source certain products. In addition to material shortages, supply chain logistics have become more challenging, could remain challenging, and result in higher costs and efforts. Our ability to move unfinished goods and finished products around the world has been impacted by the decreased availability of global transportation networks. We have been subject to price increases on both the components used to make our products, and for moving unfinished goods and finished products across the globe. If we are not able to mitigate these price increases and/or raise prices for our products, our operations, cash flow, and financial position could be adversely impacted. In addition, regulatory approvals for certain of our products may continue to be delayed due to COVID-19 related closures.
COVID-19 has adversely impacted our operations, cash flow, and financial position, and in the future we could continue to be adversely impacted, by the COVID-19 pandemic and associated economic disruptions.
    The pandemic caused by the spread of COVID-19 adversely impacted our operations, cash flow, and financial position. For example, we have recently seen an increase in COVID-19 related employee absences that has made it more difficult to manufacture our products. The pandemic has also created significant volatility, uncertainty and economic disruption. Emerging variants and uneven vaccination rates across the globe could lead to additional volatility, uncertainty, and economic disruption. New or continuing outbreaks of COVID-19 could lead to future decreases in demand for our products. The actions taken to combat COVID-19 could have a negative impact on future operating results, cash flows and financial condition. We believe that COVID-19’s adverse impact on our operating results, cash flows and financial condition will be primarily driven by: the severity and duration of the COVID-19 pandemic; the COVID-19 pandemic’s impact on the Unites States and international healthcare systems, the U.S. economy and worldwide economy; and the timing, scope and effectiveness of U.S. and international governmental responses to the COVID-19 pandemic and associated economic disruptions. In addition, government action related to the COVID-19 pandemic, such as new regulations mandating vaccines for companies with over 100 employees and for government contractors could have an adverse impact on our business and operating results by, among other things, increasing costs to verify compliance and making it more difficult to retain existing employees or hire new workers.
Varex sells its products and services to a limited number of OEM customers, many of which are also its competitors, and a reduction in or loss of business of one or more of these customers may materially reduce its sales.
    Varex had one customer during the three months ended December 31, 2021 that accounted for 19% of its revenue. Varex’s ten largest customers as a group accounted for approximately 50% and 51% of its revenue for the three months ended December 31, 2021 and January 1, 2021, respectively.
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
    Varex conducts business globally. Revenues generated from customers located outside the United States accounted for approximately 70% and 65% of Varex’s total revenues for the three months ended December 31, 2021 and January 1, 2021, respectively. As a result, Varex must provide significant service and support globally. Varex intends to continue to expand its presence in international markets and expects to expend significant resources in doing so. Varex cannot be sure that it will be able to meet its sales, service, and support objectives or obligations in these international markets or recover its investment in these international markets. Varex’s future results could be harmed by a variety of factors, including:
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
    As discussed under the heading "Risks Related to our Business" above, supply chain disruptions have had, and will likely continue to have, an impact on Varex’s ability to manufacture its products. Varex has experienced delays in receiving materials used to make its products due both to material shortages and shipping delays. These delays are likely to continue. In recent months, material shortages have increased and if not timely remedied, these material shortages have caused, and could continue to cause us to temporarily stop production of certain products. If Varex is unable to obtain the materials necessary to make its products or must pay more for those materials, it could have a material adverse effect on Varex’s business and financial results.
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
Existing and future healthcare reforms, and changes to reimbursement rates, may indirectly have a material adverse effect on Varex’s business and results of operations.
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

Failure to maintain effective internal controls and procedures could negatively impact Varex.
    Varex must, among other things, maintain effective internal controls and procedures for financial reporting and disclosure purposes. In the past, Varex has not always been successful in maintaining effective internal controls and procedures. Internal control over financial reporting is complex and may be revised over time to adapt to changes in Varex’s business or changes in applicable accounting rules. Varex cannot assure that its internal control over financial reporting will be effective in the future or that material weaknesses will not be discovered with respect to a prior period for which it had previously believed that internal controls were effective. If Varex’s internal controls and procedures are not effective, our financial statements may not accurately reflect the results of our business and operations. In addition, there could also be a negative reaction in the financial markets due to a loss of investor confidence in Varex and the reliability of its financial statements, which could affect Varex’s stock price.
Risks Relating to Our Indebtedness
Varex has significant debt obligations that could adversely affect its business, profitability and ability to meet its obligations.
    As of December 31, 2021, Varex’s total combined indebtedness was approximately $480.1 million. The borrowings under Varex’s unsecured convertible senior notes due 2025 (the “Convertible Notes”) bear interest at a fixed rate of 4.00% and borrowings under Varex’s senior secured notes due 2027 (the “Senior Secured Notes”) bear interest at a fixed rate of 7.875%.
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
    We and our subsidiaries may be able to incur substantial indebtedness in the future. As of December 31, 2021, we had approximately $100 million of additional available borrowing capacity (subject to borrowing base availability) under the revolving credit agreement that we entered into on September 30, 2020 (the “Asset-Based Loan”, or "ABL Facility"). In addition to any amounts that might be available to us for borrowing under the ABL Facility, subject to certain conditions, we will have the right to request an increase of aggregate commitments under the ABL Facility by an aggregate amount of up to $75 million by obtaining additional commitments either from one or more of the lenders under the ABL Facility or other lending institutions.

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
    In the past year, Varex's stock price has ranged from a low of $16.37 to a high of $32.65. Varex cannot guarantee that an active trading market will be sustained for its common stock. Nor can Varex predict the prices at which shares of its common stock may trade. Varex has experienced and expects in the future to experience fluctuations in its operating results, including revenues and margins, from period to period. These fluctuations may cause Varex’s stock price to be volatile, which could cause losses for its stockholders.
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

VAREX IMAGING CORPORATION

Date:	February 8, 2022	By:	/s/ SHUBHAM MAHESHWARI
Shubham Maheshwari
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)