Form 10-Q
period 2022-04-01
Varex Imaging Corp
filed 2022-05-04
CIK 1681622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2022
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of April 26, 2022, there were 39.8 million shares of the registrant’s common stock outstanding.

VAREX IMAGING CORPORATION
FORM 10-Q for the Quarter Ended April 1, 2022

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	April 1, 2022	April 2, 2021	April 1, 2022	April 2, 2021
Revenues, net	$214.7	$203.5	$413.5	$380.6
Cost of revenues	143.9	138.9	277.9	258.8
Gross profit	70.8	64.6	135.6	121.8
Operating expenses:
Research and development	18.9	18.2	36.6	34.9
Selling, general and administrative	25.3	30.6	58.4	65.0
Total operating expenses	44.2	48.8	95.0	99.9
Operating income	26.6	15.8	40.6	21.9
Interest income	0.1	—	0.1	—
Interest expense	(11.1)	(10.4)	(21.0)	(20.7)
Other expense, net	(2.0)	(2.2)	(2.8)	(2.7)
Interest and other expense, net	(13.0)	(12.6)	(23.7)	(23.4)
Income (loss) before taxes	13.6	3.2	16.9	(1.5)
Income tax expense	6.0	—	7.7	1.6
Net income (loss)	7.6	3.2	9.2	(3.1)
Less: Net income attributable to noncontrolling interests	—	0.1	0.2	0.2
Net income (loss) attributable to Varex	$7.6	$3.1	$9.0	$(3.3)
Net income (loss) per common share attributable to Varex
Basic	$0.19	$0.08	$0.23	$(0.09)
Diluted	$0.18	$0.08	$0.21	$(0.09)
Weighted average common shares outstanding
Basic	39.7	39.2	39.6	39.2
Diluted	42.2	40.0	43.2	39.2

See accompanying notes to the unaudited condensed consolidated financial statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
(In millions)	April 1, 2022	April 2, 2021	April 1, 2022	April 2, 2021
Net income (loss)	$7.6	$3.2	$9.2	$(3.1)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1.2)	(0.7)	(1.7)	(0.6)
Total comprehensive income (loss)	6.4	2.5	7.5	(3.7)
Less: Comprehensive income attributable to noncontrolling interests	—	0.1	0.2	0.2
Comprehensive income (loss) attributable to Varex	$6.4	$2.4	$7.3	$(3.9)

 See accompanying notes to the unaudited condensed consolidated financial statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share and per share amounts)	April 1, 2022	October 1, 2021
Assets
Current assets:
Cash and cash equivalents	$115.1	$144.6
Accounts receivable, net of allowance for credit losses of $0.7 million and $1.0 million at April 1, 2022 and October 1, 2021, respectively	154.3	155.3
Inventories	269.2	224.8
Prepaid expenses and other current assets	30.6	29.5
Total current assets	569.2	554.2
Property, plant and equipment, net	136.4	140.2
Goodwill	289.9	292.2
Intangible assets, net	42.1	50.7
Investments in privately-held companies	47.9	49.3
Deferred tax assets	1.2	4.0
Operating lease assets	23.0	24.3
Other assets	32.9	32.6
Total assets	$1,142.6	$1,147.5
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$78.8	$58.8
Accrued liabilities and other current liabilities	72.8	89.7
Current operating lease liabilities	5.3	6.2
Current maturities of long-term debt	2.6	2.8
Deferred revenues	7.6	9.1
Total current liabilities	167.1	166.6
Long-term debt, net	408.4	431.7
Deferred tax liabilities	—	2.2
Operating lease liabilities	19.0	18.7
Other long-term liabilities	33.7	31.8
Total liabilities	628.2	651.0
Stockholders' equity:
Preferred stock, $.01 par value: 20,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value: 150,000,000 shares authorized
Shares issued and outstanding - 39,823,331 and 39,435,830 at April 1, 2022 and October 1, 2021, respectively	0.4	0.4
Additional paid-in capital	459.9	449.4
Accumulated other comprehensive (loss) income	(1.7)	—
Retained earnings	42.5	33.5
Total Varex stockholders' equity	501.1	483.3
Noncontrolling interests	13.3	13.2
Total stockholders' equity	514.4	496.5
Total liabilities and stockholders' equity	$1,142.6	$1,147.5

See accompanying notes to the unaudited condensed consolidated financial statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended April 1, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Varex Equity	Noncontrolling Interests	Total Stockholders' Equity

(In millions)	Shares	Amount
December 31, 2021	39.6	$0.4	$458.0	$(0.5)	$34.9	$492.8	$13.3	$506.1
Net income	—	—	—	—	7.6	7.6	—	7.6
Exercise of stock options	—	—	0.3	—	—	0.3	—	0.3
Common stock issued upon vesting of restricted shares	0.3	—	—	—	—	—	—	—
Shares withheld on vesting of restricted stock	(0.1)	—	(2.1)	—	—	(2.1)	—	(2.1)
Share-based compensation	—	—	3.9	—	—	3.9	—	3.9
Foreign currency translation adjustments	—	—	—	(1.2)	—	(1.2)	—	(1.2)
Other	—	—	(0.2)	—	—	(0.2)	—	(0.2)
April 1, 2022	39.8	$0.4	$459.9	$(1.7)	$42.5	$501.1	$13.3	$514.4

	Three Months Ended April 2, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Varex Equity	Noncontrolling Interests	Total Stockholders' Equity

(In millions)	Shares	Amount
January 1, 2021	39.2	$0.4	$439.2	$0.9	$9.7	$450.2	$14.2	$464.4
Net income	—	—	—	—	3.1	3.1	0.1	3.2
Common stock issued upon vesting of restricted shares	0.2	—	—	—	—	—	—	—
Shares withheld on vesting of restricted stock	(0.1)	—	(1.5)	—	—	(1.5)	—	(1.5)
Share-based compensation	—	—	3.6	—	—	3.6	—	3.6
Foreign currency translation adjustments	—	—	—	(0.7)	—	(0.7)	—	(0.7)
Other	—	—	—	—	—	—	(0.1)	(0.1)
April 2, 2021	39.3	$0.4	$441.3	$0.2	$12.8	$454.7	$14.2	$468.9

See accompanying notes to the unaudited condensed consolidated financial statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Six Months Ended April 1, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Varex Equity	Noncontrolling Interests	Total Stockholders' Equity

(In millions)	Shares	Amount
October 1, 2021	39.4	$0.4	$449.4	$—	$33.5	$483.3	$13.2	$496.5
Net income	—	—	—	—	9.0	9.0	0.2	9.2
Exercise of stock options	0.1	—	3.8	—	—	3.8	—	3.8
Common stock issued upon vesting of restricted shares	0.3	—	—	—	—	—	—	—
Shares withheld on vesting of restricted stock	(0.1)	—	(2.1)	—	—	(2.1)	—	(2.1)
Common stock issued under employee stock purchase plan	0.1	—	1.7	—	—	1.7	—	1.7
Share-based compensation	—	—	7.3	—	—	7.3	—	7.3
Foreign currency translation adjustments	—	—	—	(1.7)	—	(1.7)	—	(1.7)
Other	—	—	(0.2)	—	—	(0.2)	(0.1)	(0.3)
April 1, 2022	39.8	$0.4	$459.9	$(1.7)	$42.5	$501.1	$13.3	$514.4

	Six Months Ended April 2, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Varex Equity	Noncontrolling Interests	Total Stockholders' Equity

(In millions)	Shares	Amount
October 2, 2020	39.1	$0.4	$434.4	$0.8	$16.1	$451.7	$14.1	$465.8
Net (loss) income	—	—	—	—	(3.3)	(3.3)	0.2	(3.1)
Common stock issued upon vesting of restricted shares	0.2	—	—	—	—	—	—	—
Shares withheld on vesting of restricted stock	(0.1)	—	(1.5)	—	—	(1.5)	—	(1.5)
Common stock issued under employee stock purchase plan	0.1	—	1.2	—	—	1.2	—	1.2
Share-based compensation	—	—	7.2	—	—	7.2	—	7.2
Foreign currency translation adjustments	—	—	—	(0.6)	—	(0.6)	—	(0.6)
Other	—	—	—	—	—	—	(0.1)	(0.1)
April 2, 2021	39.3	$0.4	$441.3	$0.2	$12.8	$454.7	$14.2	$468.9

See accompanying notes to the unaudited condensed consolidated financial statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(In millions)	April 1, 2022	April 2, 2021
Cash flows from operating activities:
Net income (loss)	$9.2	$(3.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation expense	7.3	7.2
Depreciation	9.6	10.5
Amortization of intangible assets	7.5	8.5
Deferred taxes	0.5	0.1
Loss from equity method investments	1.6	2.5
Amortization of deferred loan costs	5.3	4.9
Inventory write-down	1.6	3.5
Loss on operating lease abandonment	1.9	—
Other, net	1.4	1.0
Changes in assets and liabilities:
Accounts receivable	1.3	(6.2)
Inventories	(46.5)	20.4
Prepaid expenses and other assets	1.1	(15.1)
Accounts payable	20.4	(19.8)
Accrued liabilities and other current and long-term liabilities	(18.2)	5.2
Deferred revenues	(1.5)	0.3
Net cash provided by operating activities	2.5	19.9
Cash flows from investing activities:
Purchases of property, plant and equipment	(7.5)	(7.8)
Proceeds from sales of business and assets	1.7	—
Investments in and loans to privately-held companies	(0.3)	(0.6)
Other	(0.5)	—
Net cash used in investing activities	(6.6)	(8.4)
Cash flows from financing activities:
Taxes related to net share settlement of equity awards	(2.1)	(1.5)
Borrowings under credit agreements	—	1.5
Repayments of borrowing under credit agreements	(28.4)	(1.5)
Proceeds from exercise of stock options	3.8	—
Proceeds from shares issued under employee stock purchase plan	1.7	1.2
Other financing activities	(0.4)	(0.7)
Net cash used in financing activities	(25.4)	(1.0)
Effects of exchange rate changes on cash and cash equivalents and restricted cash	(0.1)	—
Net (decrease) increase in cash and cash equivalents and restricted cash	(29.6)	10.5
Cash and cash equivalents and restricted cash at beginning of period	146.1	102.1
Cash and cash equivalents and restricted cash at end of period	$116.5	$112.6
Supplemental cash flow information:
Cash paid for interest	$15.8	$4.0
Income taxes paid, net of (refunds)	(3.4)	12.9
Supplemental non-cash activities:
Purchases of property, plant and equipment financed through accounts payable	$1.1	$0.4
See accompanying notes to the unaudited condensed consolidated financial statements.

VAREX IMAGING CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business
    Varex Imaging Corporation (the “Company,” “Varex” or “Varex Imaging”) designs, manufactures, sells and services a broad range of medical products, which include X-ray tubes, digital detectors and accessories, high voltage connectors, image processing software and workstations, computer-aided diagnostic software, collimators, automatic exposure control devices, generators, ionization chambers and buckys, for use in a range of applications, including radiographic or fluoroscopic imaging, mammography, computed tomography, oncology and computer-aided detection. The Company sells its products to imaging system original equipment manufacturer (“OEM”) customers for incorporation into new medical diagnostic, radiation therapy, dental, and veterinary equipment, as well as to independent service companies and distributors, and directly to end-users for replacement purposes.
    The Company also designs, manufactures, sells and services industrial products, which include Linatron® X-ray accelerators, high voltage connectors, imaging processing software and image detection products for security and inspection purposes, such as cargo screening at ports and borders and nondestructive examination in a variety of applications. The Company generally sells security and inspection products to OEM customers who incorporate Varex’s products into their inspection systems. The Company conducts an active research and development program to focus on new technology and applications in both the medical and industrial X-ray imaging markets.
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

Fiscal Year
    The fiscal years of the Company as reported are the 52 or 53-week period ending on the Friday nearest September 30. Fiscal year 2022 is the 52-week period ending September 30, 2022. Fiscal year 2021 was the 52-week period that ended on October 1, 2021. The fiscal quarters ended April 1, 2022 and April 2, 2021 were both 13-week periods. The two fiscal quarters ended April 1, 2022 and April 2, 2021 were both 26-week periods.

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

Impact of COVID-19
    The coronavirus (“COVID-19”) pandemic, the emerging variants, uneven vaccination rates across the globe, and the mitigation efforts by governments to control its spread have created uncertainties and disruptions in the economic and financial markets. The extent to which COVID-19 will continue to impact the Company’s business and financial results depends on numerous evolving factors including: the magnitude and duration of COVID-19, the extent to which it will impact worldwide macroeconomic conditions, including supply chain disruptions, interest rates, unemployment rates, the speed of the economic recovery, and governmental and business reactions to the pandemic. The Company has experienced continuing supply chain disruptions and other issues that are at least partially related to the ongoing COVID-19 pandemic. These supply chain related challenges have been increasing in recent months. In addition, while we have from time to time taken significant precautions to maintain employee safety, such as implementing mask requirements, encouraging vaccination, and periodically asking non-production related employees to work from home when possible, the Company has experienced, and may in the future experience, COVID-19 related employee absences that adversely impact our production or business.
    The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company, including the estimated future impacts of COVID-19, through the date of filing this report. The accounting matters assessed included, but were not limited to, the Company’s carrying value of goodwill, intangibles, long-lived assets, equity method investments, inventory and related reserves, and the allowance for credit losses. The Company’s assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material negative impacts to the Company’s condensed consolidated financial statements in future reporting periods. These future developments are highly uncertain and the outcomes cannot be estimated with certainty. Actual results may differ from those estimates, and such differences may be material to the financial statements.
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

Restricted Cash
    Restricted cash primarily consists of cash collateral related to certain leases and inventory arrangements. Restricted cash is included in Other assets on the Company's condensed consolidated balance sheets. Cash and cash equivalents and restricted cash as reported within the condensed consolidated statements of cash flows consisted of the following:

	Six Months Ended		Six Months Ended
	April 1, 2022		April 2, 2021
(In millions)	Beginning of Period	End of Period	Beginning of Period	End of Period
Cash and cash equivalents	$144.6	$115.1	$100.6	$111.1
Restricted cash	1.5	1.4	1.5	1.5
Cash and cash equivalents and restricted cash	$146.1	$116.5	$102.1	$112.6

Concentration of Risk
    Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash, cash equivalents and trade accounts receivable. Cash held with financial institutions may exceed the Federal Deposit Insurance Corporation insurance limits or similar limits in foreign jurisdictions. To date, the Company has not experienced any losses on its deposits of cash and cash equivalents. The Company performs ongoing credit evaluations of its customers and, except for government tenders, group purchases and orders with a letter of credit, its industrial customers often provide a down payment. The Company maintains an allowance for credit losses based upon the expected collectability of all accounts receivable. The Company obtains some of the components in its products from a limited group of suppliers or from a single-source supplier. When these suppliers are unable to meet our supply needs, our production is negatively impacted.
    Credit is extended to customers based on an evaluation of the customer’s financial condition, and collateral is not required. In certain circumstances, a customer may be required to prepay all or a portion of the contract price prior to transfer of control. During the periods presented, one of the Company's customers accounted for a significant portion of revenues, as set forth below:

	Three Months Ended		Six Months Ended
	April 1, 2022	April 2, 2021	April 1, 2022	April 2, 2021
Canon Medical Systems Corporation	18.2%	17.8%	18.7%	17.2%
    Canon Medical Systems Corporation accounted for 12.8% and 16.2% of the Company’s condensed consolidated accounts receivable as of April 1, 2022 and October 1, 2021, respectively.

Investments
    The Company accounts for its equity investments in privately-held companies under the equity method of accounting if the Company has the ability to exercise significant influence in these investments. Distributions received from an equity method investment are classified using the cumulative earnings approach, which means that distributions up to the amount of cumulative equity in earnings recognized will be treated as returns on investment and classified as operating cash flows and those in excess of that amount will be treated as returns of investment and classified as investing cash flows. The Company reviews its equity investments in privately-held companies for impairment whenever events or changes in business circumstances are other than temporary and indicate that the carrying amount of the investments may not be fully recoverable. There were no impairments recorded during the three and six months ended April 1, 2022 and April 2, 2021, respectively.

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
    The following table reflects the changes in the Company’s accrued product warranty:

	Six Months Ended
(In millions)	April 1, 2022	April 2, 2021
Accrued product warranty, at beginning of period	$8.5	$8.1
New accruals charged to cost of revenues	4.6	6.1
Product warranty expenditures	(5.5)	(6.3)
Accrued product warranty, at end of period	$7.6	$7.9
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

Recent Accounting Standard Updates Not Yet Effective
    In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The standard removes certain separation models in ASC 470-20 for convertible instruments, and, as a result, embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under ASC 815. The convertible debt instruments will be accounted for as a single liability measured at amortized cost. This will also result in the interest expense recognized for convertible debt instruments to be typically closer to the coupon interest rate. Further, the ASU made amendments to the earnings per share (“EPS”) guidance in Topic 260 for convertible instruments, the most significant impact of which is requiring the use of the if-converted method for diluted EPS calculation, and no longer allowing the net share settlement method. The ASU is effective for annual periods beginning after December 15, 2021, including interim periods within those years. Adoption of the ASU can either be on a modified retrospective or full retrospective basis. We expect to adopt this ASU as of the first quarter of fiscal year 2023. While we are still evaluating the impacts of this ASU on our consolidated financial statements, we expect that the unamortized discount on our Convertible Notes (see Note 10. Borrowings) will be reclassified from equity to liabilities and that the interest expense from our Convertible Notes will decrease and be closer to the coupon rate of 4.00%. The impact that adoption of ASU 2020-06 will have on our net income per diluted share will depend on the amount of earnings in each period and our share price, but could result in additional dilution.
    In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, to provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate (e.g., LIBOR) reform on financial reporting. Adoption of the guidance is elective and is permitted from March 12, 2020 through December 31, 2022. The Company will evaluate transactions or contract modifications occurring as a result of reference rate reform and determine whether to apply the optional guidance on an ongoing basis. The Company does not currently expect this ASU will have a material impact on its financial position, results of operations or cash flows.
2. REVENUE
Disaggregation of Revenue
    Revenue is disaggregated from contracts by geographic region and by reportable operating segment, which the Company believes best depicts how the nature, amount, timing, and uncertainty of revenues and cash flows are affected by economic factors.

    The following table disaggregates the Company’s revenue by geographic region:

	Three Months Ended		Six Months Ended
(In millions)	April 1, 2022	April 2, 2021	April 1, 2022	April 2, 2021
Americas	$68.4	$70.5	$128.9	$132.8
EMEA	69.6	67.7	137.0	125.6
APAC	76.7	65.3	147.6	122.2
	$214.7	$203.5	$413.5	$380.6
    Revenue in the United States was $66.2 million and $69.2 million for the three months ended April 1, 2022 and April 2, 2021, respectively. Revenue in the United States was $125.0 and $130.3 million for the six months ended April 1, 2022 and April 2, 2021, respectively.
    Refer to Note 15, Segment Information, for the disaggregation of the Company’s revenue based on reportable operating segments.
Contract Balances
     The following table summarizes the changes in the contract assets and refund liabilities:

	Contract Assets
	Six Months Ended
(In millions)	April 1, 2022	April 2, 2021
Balance at beginning of period	$24.3	$24.6
Costs recovered from product returns during the period	(2.6)	(2.4)
Contract asset from shipments of products, subject to return during the period	3.6	2.9
Adjustment for actual vs reserved product returns	(0.4)	(0.6)
Balance at end of period	$24.9	$24.5

	Contract Liabilities
	Six Months Ended
(In millions)	April 1, 2022	April 2, 2021
Balance at beginning of period	$27.0	$27.4
Release of refund liability included in beginning of year refund liability	(2.9)	(2.7)
Additions to refund liabilities	3.9	3.2
Adjustment for actual vs reserved product returns	(0.4)	(0.7)
Balance at end of period	$27.6	$27.2
    During the three and six months ended April 1, 2022, the Company recognized revenue of $1.8 million and $5.9 million related to deferred revenues that existed at October 1, 2021. During the three and six months ended April 2, 2021, the Company recognized revenue of $0.4 million and $5.4 million related to deferred revenues that existed at October 2, 2020.

3. LEASES
    The Company has operating and finance leases for office space, warehouse and manufacturing space, vehicles and certain equipment. During the three months ended December 31, 2021, the Company determined that it no longer intends to sublease the Santa Clara facility, which ceased operations at the end of fiscal year 2020. See Note 5, Restructuring, for further details. Accordingly during the three months ended December 31, 2021, the Company recorded a loss due to abandonment of $1.9 million, which is included in Selling, general and administrative on the Condensed Consolidated Statements of Operations for the six months ended April 1, 2022. The following table presents supplemental balance sheet information related to the Company's operating and finance leases:

(In millions)	Balance Sheet Location	April 1, 2022	October 1, 2021
Assets
Operating lease right-of-use assets	Operating lease assets	$23.0	$24.3
Finance lease right-of-use assets	Property, plant and equipment, net	$0.3	$0.5
Liabilities
Operating lease liabilities (current)	Current operating lease liabilities	$5.3	$6.2
Finance lease liabilities (current)	Accrued liabilities and other current liabilities	$0.2	$0.2
Operating lease liabilities (non-current)	Operating lease liabilities	$19.0	$18.7
Finance lease liabilities (non-current)	Other long-term liabilities	$0.1	$0.3
    The following table presents the weighted average remaining lease term and discount rate information related to the Company's operating and finance leases:

	April 1, 2022	April 2, 2021
Operating lease weighted average remaining lease term (in years)	6.0	6.2
Operating lease weighted average discount rate	5.6%	4.9%
Finance lease weighted average remaining lease term (in years)	2.2	3.0
Finance lease weighted average discount rate	4.0%	3.8%
    The following table provides information related to the Company’s operating and finance leases:

	Three Months Ended		Six Months Ended
(In millions)	April 1, 2022	April 2, 2021	April 1, 2022	April 2, 2021
Total operating lease costs(1)	$1.4	$2.0	$3.4	$3.9

Total finance lease costs	$—	$—	$0.1	$0.1

Operating cash flows from operating leases	$1.7	$1.9	$3.6	$3.7
Financing cash flows from finance leases	—	—	0.1	0.1
Total cash paid for amounts included in the measurement of lease liabilities	$1.7	$1.9	$3.7	$3.8

Noncash operating right-of-use assets obtained in exchange for new lease liabilities	$2.9	$2.3	$3.0	$2.5
Noncash finance right-of-use assets obtained in exchange for new lease liabilities	—	—	—	0.1
Total right-of-use assets obtained in exchange for new lease liabilities	$2.9	$2.3	$3.0	$2.6

(1) Includes variable and short-term lease expense, which were immaterial for the three and six months ended April 1, 2022 and April 2, 2021.
    As of April 1, 2022, the present value of operating lease and finance lease liabilities for each of the following five years and a total thereafter were as follows:

(In millions)
Fiscal years:	Operating Leases	Finance Leases
2022 remaining	$3.6	$0.1
2023	5.2	0.2
2024	4.7	—
2025	4.4	—
2026	3.0	—
Thereafter	7.6	—
Total future lease payments	$28.5	$0.3
Less: imputed interest	(4.2)	—
Present value of lease liabilities	$24.3	$0.3
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
    The investment in dpiX Holding is accounted for under the equity method of accounting. When the Company recognizes its share of net profits or losses of dpiX Holding, profits or losses in inventory purchased from dpiX are eliminated. During the three months ended April 1, 2022 and April 2, 2021, the Company recorded a loss on the equity investment in dpiX Holding of $0.4 million and $0.4 million, respectively. During the six months ended April 1, 2022 and April 2, 2021, the Company recorded a loss on the equity investment in dpiX Holding of $1.1 million and $1.9 million, respectively. The loss on the equity investment in dpiX Holding is included in Other expense, net in the condensed consolidated statements of operations. The carrying value of the equity investment in dpiX Holding was $43.9 million and $45.0 million at April 1, 2022 and October 1, 2021, respectively.
    During the three months ended April 1, 2022 and April 2, 2021, the Company purchased glass transistor arrays from dpiX totaling $5.5 million and $4.1 million, respectively. During the six months ended April 1, 2022 and April 2, 2021, the Company purchased glass transistor arrays from dpiX totaling $10.7 million and $9.0 million, respectively. These purchases of glass transistor arrays are included as a component of Inventories on the condensed consolidated balance sheets or Cost of revenues in the condensed consolidated statements of operations.
    As of April 1, 2022, and October 1, 2021, the Company had accounts payable to dpiX totaling $2.4 million and $2.8 million, respectively.
     In October 2013, the Company entered into an amended agreement with dpiX and other parties that provides the Company with the right to 50% of dpiX’s total manufacturing capacity. In addition, the Company is required to pay for 50% of DpiX's fixed costs, as determined at the beginning of each calendar year. In January 2022, the Company's fixed cost commitment was determined and approved by the dpiX board of directors to be $13.2 million for calendar year 2022. As of April 1, 2022, the Company estimated it has fixed cost commitments of $9.9 million related to this amended agreement through the remainder of calendar year 2022. The amended agreement will continue unless the ownership structure of dpiX changes (as defined in the amended agreement).
    The Company has determined that dpiX Holding is a variable interest entity because at-risk equity holders, as a group, lack the characteristics of a controlling financial interest. Majority votes are required to direct the manufacturing activities, legal operations and other activities that most significantly affect dpiX’s economic performance. The Company does not have majority voting rights and no power to unilaterally direct the activities of dpiX Holding and therefore is not the primary beneficiary of dpiX Holding. The

Company’s exposure to loss as a result of its involvement with dpiX Holding is limited to the carrying value of the Company’s investment of $43.9 million and fixed cost commitments.
    In November 2018, the Company (through one of its wholly-owned subsidiaries) and CETTEEN GmbH (“CETTEEN”), formed a German limited liability company that governs the affairs and conduct of the business of VEC Imaging GmbH & Co. KG (“VEC”), a joint venture formed to develop technology for use in X-ray imaging components. In accordance with the VEC agreement, net profits or losses are allocated to the members in accordance with their ownership interest. The Company's investment in VEC is accounted for under the equity method of accounting. During the three months ended April 1, 2022, and April 2, 2021, the Company recorded a loss on the equity investment in VEC of $0.5 million and $0.2 million, respectively. During the six months ended April 1, 2022, and April 2, 2021, the Company recorded a loss on the equity investment in VEC of $0.6 million and $0.5 million, respectively. The Company's investment in VEC was $2.6 million and $3.0 million at April 1, 2022 and October 1, 2021, respectively. At April 1, 2022, the Company had loans outstanding to VEC totaling $0.6 million and other receivables of $0.3 million, which are recorded in Prepaid expenses and other current assets in the condensed consolidated balance sheet.
5. RESTRUCTURING
    In July 2018, the Company committed to relocate the production of amorphous silicon glass for digital detectors from its Santa Clara facility to the dpiX fabrication facility in Colorado. In July 2019, the Company committed to close its Santa Clara facility and to relocate the remaining production to its other existing facilities. The Company ceased all operations at the Santa Clara facility as of October 2, 2020, and all activities related to the closure of the facility were completed by the end of December 2020.
    Cash outflows associated with these restructuring charges are limited to employee termination expenses, facility closure and equipment sales and disposals. Below is a detail of restructuring charges incurred during the three and six months ended April 1, 2022 and April 2, 2021, respectively, which predominantly relate to the Company's Medical segment:

		Three Months Ended		Six Months Ended
(In millions)	Location of Restructuring Charges in Condensed Consolidated Statements of Operations	April 1, 2022	April 2, 2021	April 1, 2022	April 2, 2021
Other assets impairment charges	Selling, general and administrative	$—	$—	$1.8	$—
Accelerated depreciation	Cost of revenues	—	0.1	—	0.2
Severance costs	Selling, general and administrative	—	0.2	—	0.4
Total restructuring charges		$—	$0.3	$1.8	$0.6
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
    Credit risk related to derivative transactions reflects the risk that a party to the transaction could fail to meet its obligation under the derivative contracts. Therefore, the Company’s exposure to the counterparty’s credit risk is generally limited to the amounts, if any, by which the counterparty’s obligations to the Company exceed the Company’s obligations to the counterparty. The Company’s policy is to enter into contracts only with financial institutions that meet certain minimum credit ratings to help mitigate counterparty credit risk.

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
    As of April 1, 2022, the Company had the following outstanding derivatives designated as net investment hedging instruments:

(In millions, except number of instruments)	Number of Instruments	Notional Value
Cross Currency Swap Contracts	3	$66.6
    The following table summarizes the amount of pre-tax income recognized from derivative instruments for the periods indicated and the line items in the accompanying statements of operations where the results are recorded for net investment hedges:

	Amount of Gain Recognized in OCI on Derivative Three Months Ended		Location of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)	Amount of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing) Three Months Ended
(In millions)	April 1, 2022	April 2, 2021		April 1, 2022	April 2, 2021
Cross Currency Swap Contracts	$0.3	$1.8	Interest expense	$0.3	$0.3

	Amount of Gain (Loss) Recognized in OCI on Derivative Six Months Ended		Location of Gain or (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)	Amount of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing) Six Months Ended
(In millions)	April 1, 2022	April 2, 2021		April 1, 2022	April 2, 2021
Cross Currency Swap Contracts	$1.1	$(1.2)	Interest expense	$0.6	$0.7
    These derivative instruments are subject to master netting agreements giving effect to rights of offset with each counterparty. None of the balances were eligible for netting. The following table summarizes the gross fair values of derivative instruments as of the periods indicated and the line items in the accompanying condensed consolidated balance sheets where the instruments are recorded:

(In millions)		Derivative Assets and Liabilities
Derivatives Designated as Net Investment Hedges	Balance Sheet Location	April 1, 2022	October 1, 2021
Cross Currency Swap Contracts	Other current assets	$1.2	$1.2
Cross Currency Swap Contracts	Other long-term liabilities	(1.3)	(2.4)
		$(0.1)	$(1.2)
Balance Sheet Hedges
    The Company also enters into foreign currency forward contracts to hedge fluctuations associated with foreign currency denominated monetary assets and liabilities, primarily cash, lease contracts, third-party accounts receivable and payable, and intercompany accounts receivable and payables. These forward contracts expire within 30 to 90 days. These forward contracts are not designated for hedge accounting treatment; therefore, the change in fair value of these derivatives is recorded as a component of Other expense, net and offsets the change in fair value of the foreign currency denominated assets and liabilities, which are also recorded in Other expense, net. The Company has not and does not intend to use derivative financial instruments for speculative or trading purposes.

    The following table shows the notional amounts of outstanding foreign currency contracts as of April 1, 2022:

	Notional Value of Derivatives not Designated as Hedging Instruments:
(In millions of equivalent USD)	Buy contracts	Sell contract
Chinese renminbi	$—	$7.2
Euro	—	8.8
Total Notional Value	$—	$16.0
7. FAIR VALUE
Assets and Liabilities Measured at Fair Value on a Recurring Basis
    The fair values of certain of the Company’s financial instruments, including bank deposits included in Cash and cash equivalents, Accounts receivable and Accounts payable approximate their fair values due to their short maturities. As of April 1, 2022, the fair values of the Company's Convertible Notes and Senior Secured Notes, as defined in Note 10. Borrowings and measured using Level 1 inputs, were $269.6 million and $260.6 million, respectively. As of October 1, 2021, the fair values of the Company's Convertible Notes and Senior Secured Notes, measured using Level 1 inputs, were $296.3 million and $304.8 million, respectively. The Company has elected to use the income approach to value its derivative instruments using standard valuation techniques and Level 2 inputs, such as currency spot rates, forward points and credit default swap spreads.
    In the tables below, the Company has segregated all assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

	Fair Value at April 1, 2022
(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents - Money market funds	$—	$75.1	$—	$75.1
Derivative assets	—	1.2	—	1.2
Total assets measured at fair value	$—	$76.3	$—	$76.3

Liabilities:
Derivative liabilities	$—	$1.3	$—	$1.3
Total liabilities measured at fair value	$—	$1.3	$—	$1.3

	Fair Value at October 1, 2021
(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents - Money market funds	$—	$88.2	$—	$88.2
Derivative assets	—	1.2	—	1.2
Total assets measured at fair value	$—	$89.4	$—	$89.4

Liabilities:
Derivative liabilities	$—	$2.4	$—	$2.4
Total liabilities measured at fair value	$—	$2.4	$—	$2.4

8. INVENTORIES
    The following table summarizes the Company’s inventories:

(In millions)	April 1, 2022	October 1, 2021
Raw materials and parts	$213.2	$168.0
Work-in-process	21.5	20.4
Finished goods	34.5	36.4
Total inventories	$269.2	$224.8
9. GOODWILL AND INTANGIBLE ASSETS
    The following table reflects goodwill by reportable operating segment:

(In millions)	Medical	Industrial	Total
Balance at October 1, 2021	$173.9	$118.3	$292.2
Foreign currency translation adjustments	(1.3)	(1.0)	(2.3)
Balance at April 1, 2022	$172.6	$117.3	$289.9
    The following table reflects the gross carrying amount and accumulated amortization of the Company’s intangible assets:

	April 1, 2022			October 1, 2021
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired existing technology	$73.3	$(48.9)	$24.3	$74.2	$(45.5)	$28.7
Patents, licenses and other	12.6	(11.4)	1.3	12.8	(10.9)	1.9
Customer contracts and supplier relationship	50.6	(34.1)	16.5	51.1	(31.0)	20.1
Total intangible assets	$136.5	$(94.4)	$42.1	$138.1	$(87.4)	$50.7
    Amortization expense for intangible assets was $3.7 million and $4.3 million for the three months ended April 1, 2022 and April 2, 2021, respectively, and $7.5 million and $8.5 million for the six months ended April 1, 2022 and April 2, 2021, respectively.

10. BORROWINGS
    The following table summarizes the Company's short-term and long-term debt:

	April 1, 2022	October 1, 2021
(In millions, except for percentages)	Amount	Amount	Contractual Interest Rate	Effective Interest Rate
Current maturities of long-term debt
Other debt	$2.6	$2.8
Total current maturities of long-term debt	$2.6	$2.8
Non-current maturities of long-term debt:
Convertible Senior Unsecured Notes	200.0	200.0	4.0%	10.9%
Senior Secured Notes	243.0	270.0	7.9%	8.2%
Other debt	6.0	7.8
Total non-current maturities of long-term debt:	$449.0	$477.8
Unamortized issuance costs and debt discounts
Unamortized discount - Convertible Notes	$(33.3)	$(37.6)
Unamortized issuance costs - Convertible Notes	(3.6)	(4.1)
Unamortized issuance costs - Senior Secured Notes	(3.7)	(4.4)
Total	$(40.6)	$(46.1)
Total debt outstanding, net	$411.0	$434.5

Equity component of Convertible Senior Unsecured Notes(1)	$49.7	$49.7
(1) Included in Additional paid-in capital on the condensed consolidated balance sheets.
    The following table summarizes the Company's interest expense:

	Three Months Ended		Six Months Ended
	April 1, 2022	April 2, 2021	April 1, 2022	April 2, 2021
Contractual interest coupon and other	$7.1	$8.0	$14.4	$15.9
Amortization of debt issuance costs	1.8	0.5	2.3	1.0
Amortization of debt discounts	2.2	1.9	4.3	3.8
Total interest expense	$11.1	$10.4	$21.0	$20.7

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

Call Spread

    On June 4, 2020 and June 5, 2020, in connection with the offering of the Convertible Notes, Varex entered into privately negotiated convertible note hedge transactions (collectively, the “Hedge Transactions”). The Hedge Transactions cover, subject to customary anti-dilution adjustments, the number of shares of Varex common stock that was initially covered by the Convertible Notes. The Hedge Transactions are expected generally to reduce the potential dilution and/or offset any cash payments Varex is required to make in excess of the principal amount due upon conversion of the Convertible Notes in the event that the market price of Varex common stock is greater than the strike price of the Hedge Transactions, which was initially $20.81 per share (subject to adjustment under the terms of the Hedge Transactions). The strike price of $20.81 corresponds to the initial conversion price of the Convertible Notes. The number of shares underlying the Hedge Transactions is 9.6 million.

    On June 4, 2020 and June 5, 2020, Varex also entered into privately negotiated warrant transactions (collectively, the “Warrant Transactions” and, together with the Hedge Transactions, the “Call Spread Transactions”), whereby the Company sold warrants at a higher strike price relating to the same number of shares of Varex common stock that was initially covered by the Convertible Notes, subject to customary anti-dilution adjustments. The initial strike price of the warrants is $24.975 per share (subject to adjustment under the terms of the Warrant Transactions), which was 50% above the last reported sale price of Varex common stock on June 4, 2020. The Warrant Transactions could have a dilutive effect to the Company's stockholders to the extent that the market price per share of Varex common stock, as measured under the terms of the Warrant Transactions, exceeds the applicable strike price of the warrants. The number of shares underlying the Warrant Transactions is 9.6 million. The number of warrants outstanding as of April 1, 2022 was 9.6 million.

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
    On March 18, 2022, the Company redeemed $27 million of Senior Secured Notes, in accordance with the terms and conditions of the governing indenture, by paying cash of $28.7 million, inclusive of the redemption premium and accrued interest, and recognized a $1.2 million loss related to the redemption premium and the write-off of previously recorded debt issuance costs. The redemption price of the redeemed notes was 103% of the principal amount, plus accrued and unpaid interest from, and including, October 15, 2021 to, but excluding, the redemption date of March 18, 2022. As of April 1, 2022, the aggregate principal amount of the outstanding Senior Secured Notes was $243.0 million.

Asset-Based Loan
    On September 30, 2020, the Company entered into a revolving credit agreement consisting of a $100.0 million asset-based loan revolving credit facility (the “Asset-Based Loan”, or "ABL Facility").
    From September 30, 2020 through March 9, 2022, borrowings under the Asset-Based Loan bore interest at floating rates based on LIBOR, or a comparable rate, or a base rate, and an applicable margin based on Average Daily Excess Availability (as defined in the Asset-Based Loan Agreement). In addition, the Company was required to pay a quarterly commitment fee of 0.375% to 0.5%, based on the aggregate unused commitments under the Asset-Based Loan.
    On March 9, 2022, the ABL Facility was amended to transition the reference rate for certain dollar denominated advances to the Secured Overnight Financing Rate ("SOFR") from the London Interbank Offered Rate ("LIBOR") and the quarterly commitment fee was amended to 0.25%, based on the aggregate unused commitments under the Asset-Based Loan. Additionally, the applicable margin rates were reduced by 75 basis points and the interest rate floor was reduced from 50 basis points to 0 basis points.
    The ABL Facility matures on the earlier of September 30, 2025 or 91 days prior to the maturity of the Convertible Notes, at which time all outstanding amounts under the ABL Facility will be due and payable. The maximum availability under our ABL Facility is $100.0 million; however, the borrowing base under the ABL Facility fluctuates from month-to-month depending on the amount of eligible accounts receivable, inventory, and real estate. As of April 1, 2022, the amount available under our ABL Facility was $96 million and the ABL Facility remains undrawn.
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
    In September 2018, the Company entered into a partnership in Saudi Arabia. The Company has majority voting rights with an approximate 75% interest. Accordingly, the Company has consolidated the operations of the Saudi Arabia partnership in its condensed consolidated financial statements and recorded the noncontrolling interests. The noncontrolling interest related to the partner’s 25% interest in the joint venture is included in Noncontrolling interests in the equity section of the Company’s condensed consolidated balance sheet. Income representing the noncontrolling partner's share of income from operations is included in the Company's condensed consolidated statements of operations.
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
    At April 1, 2022, noncontrolling shareholders together held approximately 0.5 million shares of MeVis, representing 26.3% of the outstanding shares.
    Changes in noncontrolling interests were as follows:

	Six Months Ended
(In millions)	April 1, 2022	April 2, 2021
Noncontrolling interests, at beginning of period	$13.2	$14.1
Net income attributable to noncontrolling interests	0.2	0.2
Other	(0.1)	(0.1)
Noncontrolling interests, at end of period	$13.3	$14.2
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
    A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share is as follows:

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	April 1, 2022	April 2, 2021	April 1, 2022	April 2, 2021
Net income (loss) attributable to Varex	$7.6	$3.1	$9.0	$(3.3)
Weighted average shares outstanding - basic	39.7	39.2	39.6	39.2
Dilutive effect of Convertible Notes	1.7	—	2.2	—
Dilutive effect of share-based awards and other	0.6	0.8	0.7	—
Dilutive effect of warrants	0.2	—	0.7	—
Weighted average shares outstanding - diluted	42.2	40.0	43.2	39.2
Net income (loss) per share attributable to Varex - basic	$0.19	$0.08	$0.23	$(0.09)
Net income (loss) per share attributable to Varex - diluted	$0.18	$0.08	$0.21	$(0.09)
Anti-dilutive share-based awards, excluded	3.0	3.0	2.8	3.1

    Potentially dilutive shares, which are based on the weighted-average shares of common stock underlying stock options, unvested stock awards, purchase rights granted under the employee stock purchase plan, warrants and Convertible Notes using the treasury stock method or the if-converted method, as applicable, are included when calculating diluted net income (loss) per share attributable to Varex when their effect is dilutive. As we intend to settle in cash the principal outstanding under our Convertible Notes, we apply the treasury stock method using our average share price during the period when calculating their potential dilutive effect, if any. Furthermore, in connection with the offering of our Convertible Notes, we entered into convertible note hedges and warrants (see Note 10, Borrowings). However, our convertible note hedges are not included when calculating potentially dilutive shares since their effect is always anti-dilutive.
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
    The table below summarizes the effect of recording share-based compensation expense and the option component of the employee stock purchase plan shares:

	Three Months Ended		Six Months Ended
(In millions)	April 1, 2022	April 2, 2021	April 1, 2022	April 2, 2021
Cost of revenues	$0.4	$0.3	$0.8	$0.6
Research and development	0.8	0.8	1.6	1.4
Selling, general and administrative	2.7	2.5	4.9	5.2
Total share-based compensation expense	$3.9	$3.6	$7.3	$7.2
Stock Option Activity
    The following table summarizes the activity for stock options under Varex’s 2020 Omnibus Stock Plan, 2017 Omnibus Stock Plan, and 2017 Employee Stock Purchase Plan:

	Options Outstanding
(In thousands, except per share amounts and the remaining term)	Options	Price Range	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value(1)
Outstanding at October 1, 2021	2,811	$13.61 - $37.60	$28.69	4.7	$5,161
Granted	319	$30.95 - $30.95	30.95
Canceled, expired or forfeited	(77)	$30.74 - $30.74	30.74
Exercised	(139)	$13.61 - $30.74	27.11
Outstanding at April 1, 2022	2,914	$13.61 - $37.60	$28.96	5.1	$1,396

Exercisable at April 1, 2022	1,931	$13.61 - $37.60	$30.13	3.4	$497
(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and the closing price of Varex common stock of $21.33 as of April 1, 2022, the last trading date of the Company's second quarter, and which represents the amount that would have been received by the option holders had all option holders exercised their options and sold the shares received upon exercise as of that date.

Restricted Stock Units
    The following table summarizes the activity for restricted stock units under Varex’s 2020 Omnibus Stock Plan and 2017 Omnibus Stock Plan:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant-Date Fair Value
Outstanding at October 1, 2021	1,080	$23.25
Granted	380	27.69
Vested	(258)	29.58
Canceled or expired	(21)	23.22
Outstanding at April 1, 2022	1,181	$23.29
14. TAXES ON INCOME
    For the three months ended April 1, 2022, the Company recognized income tax expense of $6.0 million on $13.6 million of pre-tax income. For the three months ended April 2, 2021, the Company recognized income tax expense of $0.0 million on $3.2 million of pre-tax income. For the six months ended April 1, 2022, the Company recognized income tax expense of $7.7 million on $16.9 million of pre-tax income. For the six months ended April 2, 2021, the Company recognized income tax expense of $1.6 million on $1.5 million of pre-tax loss. The Company is unable to recognize a tax benefit for pre-tax book losses in certain foreign jurisdictions but has recognized tax expense for profitable foreign jurisdictions.
    The Company's tax expense for the three and six months ended April 1, 2022 increased, primarily due to increased pre-tax income in certain jurisdictions, valuation allowance positions in the United States on deferred tax attributes, and losses in certain foreign jurisdictions for which no benefit can be recorded.
    The Company is maintaining its reinvestment assertion with respect to foreign earnings for the quarter ended April 1, 2022, which is that earnings prior to fiscal year 2018 are permanently reinvested, but post fiscal year 2017 earnings are not permanently reinvested. Furthermore, all earnings with respect to certain foreign subsidiaries, located primarily in Sweden and Finland, are indefinitely reinvested in those countries. Due to the level of earnings available for repatriation, the treaty benefits applicable to jurisdictions in which those earnings are located, and the now favorable U.S. tax treatment of repatriated foreign earnings, the amount of deferred tax liability recorded related to the potential repatriation is approximately $0.1 million. This estimated liability is for U.S. State income taxes and foreign withholding taxes that are expected to apply when the foreign earnings are repatriated.
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
    Information related to the Company’s segments is as follows:

	Three Months Ended		Six Months Ended
(In millions)	April 1, 2022	April 2, 2021	April 1, 2022	April 2, 2021
Revenues
Medical	$170.4	$156.6	$326.1	$295.8
Industrial	44.3	46.9	87.4	84.8
Total revenues	214.7	203.5	413.5	380.6
Gross profit
Medical	53.4	45.7	99.4	89.8
Industrial	17.4	18.9	36.2	32.0
Total gross profit	70.8	64.6	135.6	121.8
Total operating expenses	44.2	48.8	95.0	99.9
Interest and other expenses, net	(13.0)	(12.6)	(23.7)	(23.4)
Income (loss) before taxes	13.6	3.2	16.9	(1.5)
Income tax expense	6.0	—	7.7	1.6
Net income (loss)	7.6	3.2	9.2	(3.1)
Less: Net income attributable to noncontrolling interests	—	0.1	0.2	0.2
Net income (loss) attributable to Varex	$7.6	$3.1	$9.0	$(3.3)
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
    Statements concerning: the continuing impact of the ongoing COVID-19 pandemic on the global economy or the Company; logistics, supply chain and manufacturing challenges; industry or market segment outlook; market acceptance of or transition to new products or technology such as advanced X-ray tube and digital flat panel detector products; growth drivers; future orders, revenues, backlog, earnings or other financial results; and any statements using the terms “believe,” “expect,” “anticipate,” “can,” “should,” “would,” “could,” “estimate,” “may,” “intended,” “potential,” and “possible” or similar statements are forward-looking statements that involve risks and uncertainties that could cause our actual results and the outcome and timing of certain events to differ materially from those projected or management’s current expectations.
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
    During fiscal year 2021, demand for many of our products recovered to pre-pandemic levels and business has continued to grow during fiscal year 2022. We believe that demand for our products has increased due to increased investments in healthcare and diagnostics coupled with end-users (such as hospitals) making capital purchases that were previously deferred due to the uncertainty surrounding COVID-19. While we are encouraged by the recovery, we remain cautious as many factors remain unpredictable.
    We continue to experience logistics, supply chain, and manufacturing challenges that we expect will continue throughout 2022. As economies around the world continue to recover, shortages in raw materials have become more widespread. We continue to experience shortages of certain materials and have used more of our inventory on hand than we have used historically. In addition, we are purchasing more materials that are critical to our processes, often at higher costs. Shortages of materials, particularly micro-controller chips and associated electronic components, have caused and may continue to cause, delays in manufacturing products for our customers. In some cases, raw material shortages and delivery delays from our suppliers are communicated to us with very little advanced warning, which has caused operational and customer order fulfillment challenges. During fiscal year 2021, inventory levels declined and in fiscal year 2022 it has continued to be difficult to replenish certain components of that inventory. While we are dedicating significant resources to manage, mitigate, and resolve these issues, we currently expect supply chain challenges to continue to impact our ability to deliver products to our customers over the next several quarters.
In connection with these supply chain disruptions, we have experienced inflationary increases of certain raw materials, as well as increases in logistics, transportation and labor costs. Increased freight charges and shipping delays have become more common during the pandemic and are expected to continue into the foreseeable future. Due to the rising cost environment, in addition to ongoing expense management, we have raised prices on certain products. While we expect to make pricing adjustments throughout fiscal year 2022, our margins could be impacted by rising costs.
    During the three months ended April 1, 2022, our manufacturing facilities continued to operate without significant disruption due to employee absences. While we have from time to time take significant precautions to maintain employee safety, such as implementing mask requirements, encouraging vaccination, and periodically asking non-production related employees to work from home when possible, we have experienced and may in the future experience, COVID-19 related employee absences that make it more difficult to manufacture our products.
    The full extent to which the COVID-19 pandemic and ensuing supply chain challenges have and will directly or indirectly impact us, including our business, financial condition, and results of operations, will depend on future developments that are highly uncertain and cannot be accurately predicted. We will continue to actively monitor the situation and may take further actions that alter our business operations or that we determine are in the best interests of our employees, customers, suppliers, and stockholders. For additional information on risks related to the pandemic and other supply chain risks that could impact our results, see Part II, Item 1A - Risk Factors.

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
    In recent years our business in China has been impacted by the trade war with the United States in three principal ways: (1) importing raw materials from China to the United States has become more expensive, (2) importing of raw materials and sub-assemblies from the United States to China has become more expensive, and (3) importing finished U.S. manufactured products into China has become more difficult and expensive. Recently the governments of both the United States and China have granted tariff exclusions which temporarily eliminate the additional duties payable for specific commodities, providing partial relief. However, U.S. exclusions possess a calendar year-end expiration and Chinese exclusions must be solicited and approved on a shipment-by-shipment basis. There is no guarantee that such exclusions will be granted nor extended by either government. In order to mitigate the impact of tariffs on materials imported from China, we have implemented changes to secure more non-China sources of materials used to manufacture our X-ray imaging products. To help mitigate the impact of tariffs, and to be closer to our global customer base, we continue to expand manufacturing capabilities at our facilities in China, Germany and the Philippines. We have also implemented local sourcing strategies to offer local content. This local-for-local strategy has been well received by both our local customers as well as global OEMs, and acts as a natural hedge against trade wars and other potential supply chain disruptions.

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

    The economic downturn triggered by the COVID-19 pandemic reduced the demand for X-ray imaging equipment utilized in the non-destructive testing market as manufacturers focused on cash preservation and reduced spending for capital equipment. During the three months ended April 1, 2022, we have continued to see improved conditions in this market.
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
    We periodically review our accounting policies, estimates and assumptions and make adjustments when facts and circumstances dictate. Refer to our Annual Report on Form 10-K for the fiscal year ended October 1, 2021 filed with the SEC on November 19, 2021 and Note 1, Summary of Significant Accounting Policies, of the notes to the condensed consolidated financial statements of this report for further details. Our critical accounting policies that are affected by accounting estimates include valuation of inventories, assessment of recoverability of goodwill and intangible assets, and income taxes. Such accounting policies require us to use judgments, often as a result of the need to make estimates and assumptions regarding matters that are inherently uncertain, and actual results could differ materially from these estimates. There have been no changes to our critical accounting policies, estimates and assumptions or the judgments affecting the application of those estimates and assumptions since the filing of our Annual Report on Form 10-K for year ended October 1, 2021.
Fiscal Year
    The fiscal years of the Company as reported are the 52 or 53-week period ending on the Friday nearest September 30. Fiscal year 2022 is the 52-week period ending September 30, 2022. Fiscal year 2021 was the 52-week period that ended on October 1, 2021. The fiscal quarters ended April 1, 2022 and April 2, 2021 were both 13-week periods. The two fiscal quarters ended April 1, 2022 and April 2, 2021 were both 26-week periods.
Discussion of Results of Operations for the Three Months Ended April 1, 2022 Compared to the Three Months Ended April 2, 2021
Revenues, net

	Three Months Ended
(In millions)	April 1, 2022	April 2, 2021	$ Change	% Change
Medical	$170.4	$156.6	$13.8	8.8%
Industrial	44.3	46.9	(2.6)	(5.5)%
Total revenues	$214.7	$203.5	$11.2	5.5%
Medical as a percentage of total revenues	79.4%	77.0%
Industrial as a percentage of total revenues	20.6%	23.0%
    Medical revenues increased $13.8 million, primarily due to increased sales of digital detectors for dynamic imaging applications and higher sales of CT X-ray tubes. The increase in medical sales was particularly strong in CT, radiographic, and oncology modalities.
    Industrial revenues decreased $2.6 million, primarily due to decreased sales of X-ray tubes and non-destructive inspection applications.

Gross Profit

	Three Months Ended
(In millions)	April 1, 2022	April 2, 2021	$ Change	% Change
Medical	$53.4	$45.7	$7.7	16.8%
Industrial	17.4	18.9	(1.5)	(7.9)%
Total gross profit	$70.8	$64.6	$6.2	9.6%
Medical gross margin	31.3%	29.2%
Industrial gross margin	39.3%	40.3%
Total gross margin	33.0%	31.7%
    The increase in Medical gross profit was primarily due to the increased sales of CT X-ray tubes and oncology modalities partially offset by higher inbound freight and material costs. The Industrial segment gross profit decreased primarily as a result of decreased sales of X-ray tubes, by higher inbound freight and material costs, and an unfavorable product mix in non-destructive inspection applications.
Operating Expenses

	Three Months Ended
(In millions)	April 1, 2022	April 2, 2021	$ Change	% Change
Research and development	$18.9	$18.2	$0.7	3.8%
As a percentage of total revenues	8.8%	8.9%
Selling, general and administrative	$25.3	$30.6	$(5.3)	(17.3)%
As a percentage of total revenues	11.8%	15.0%
Operating expenses	$44.2	$48.8	$(4.6)	(9.4)%
As a percentage of total revenues	20.6%	24.0%
Research and Development
    We are committed to investing in the business to support long-term growth and believe long-term research and development expenses of approximately 8% to 10% of annual revenues is the appropriate range that will allow us to innovate and bring new products to market for our global OEM customers. Research and development costs decreased to 8.8% of revenues for the second quarter of 2022, primarily due to the relative increase in revenue as compared to research and development costs.
Selling, General and Administrative
    Selling, general and administrative expenses for the second quarter of 2022 decreased $5.3 million and decreased to 11.8% of total revenues, primarily due to lower compensation costs compared to the prior year and higher revenue.
Interest and Other Expense, Net
    The following table summarizes the Company’s interest and other expense, net:

	Three Months Ended
(In millions)	April 1, 2022	April 2, 2021	$ Change
Interest expense	$(11.1)	$(10.4)	$(0.7)
Other expense, net	(2.0)	(2.2)	0.2
Interest and other expense, net	$(13.0)	$(12.6)	$(0.4)
    Interest expense increased due to expenses related to the redemption of $27 million of our Senior Secured Notes in March 2022. Other expense, net decreased due to decreased foreign exchange expense during the three months ended April 1, 2022, compared to the three months ended April 2, 2021 and by losses in certain investments in privately-held companies being higher for the three months ended April 1, 2022 compared to the three months ended April 2, 2021.

Taxes on Income (Loss)
    For the three months ended April 1, 2022, we recognized income tax expense of $6.0 million on $13.6 million of pre-tax income. For the three months ended April 2, 2021, we recognized income tax expense of $0.0 million on $3.2 million of pre-tax loss. Our tax expense for the three months ended April 1, 2022 increased primarily due to increased pre-tax income in certain jurisdictions, valuation allowance positions in the United States on deferred tax attributes, and losses in certain foreign jurisdictions for which no benefit can be recorded.
Discussion of Results of Operations for the Six Months Ended April 1, 2022 Compared to the Six Months Ended April 2, 2021

Revenues

	Six Months Ended
(In millions)	April 1, 2022	April 2, 2021	$ Change	% Change
Medical	$326.1	$295.8	$30.3	10.2%
Industrial	87.4	84.8	2.6	3.1%
Total revenues	$413.5	$380.6	$32.9	8.6%
Medical as a percentage of total revenues	78.9%	77.7%
Industrial as a percentage of total revenues	21.1%	22.3%
    Medical revenues increased $30.3 million, primarily due to increased sales of digital detectors for dynamic imaging applications and higher sales of CT X-ray tubes. The increase in medical sales was particularly strong in CT, radiographic, and oncology modalities.
    Industrial revenues increased $2.6 million, primarily due to increased sales of digital detectors, connectors for security and service revenues.
Gross Profit

	Six Months Ended
(In millions)	April 1, 2022	April 2, 2021	$ Change	% Change
Medical	$99.4	$89.8	$9.6	10.7%
Industrial	36.2	32.0	4.2	13.1%
Total gross profit	$135.6	$121.8	$13.8	11.3%
Medical gross margin %	30.5%	30.4%
Industrial gross margin %	41.4%	37.7%
Total gross margin %	32.8%	32.0%
    The increase in Medical gross profit was primarily due to higher volumes compared to the prior year six-month period partially offset by increased inbound freight and raw materials costs. The Industrial gross profit increased primarily due to a favorable mix of higher margin industrial detector products and service revenue partially offset by higher inbound freight and material costs.

Operating Expenses

	Six Months Ended
(In millions)	April 1, 2022	April 2, 2021	$ Change	% Change
Research and development	$36.6	$34.9	$1.7	4.9%
As a percentage of total revenues	8.9%	9.2%
Selling, general and administrative	$58.4	$65.0	$(6.6)	(10.2)%
As a percentage of total revenues	14.1%	17.1%
Operating expenses	$95.0	$99.9	$(4.9)	(4.9)%
As a percentage of total revenues	23.0%	26.2%

 Research and Development
    We are committed to investing in the business to support long-term growth and believe long-term research and development expenses of approximately 8% to 10% of annual revenues is the appropriate range that will allow us to innovate and bring new products to market for our global OEM customers. Research and development costs decreased to 8.9% of total revenues due to the relative increase in revenue as compared to research and development costs.
Selling, General and Administrative
    Selling, general and administrative expenses for the six months ended April 1, 2022, decreased to 14.1% of sales primarily due to lower compensation costs and higher revenue.
Interest and Other Expense, Net
    The following table summarizes the Company’s interest and other income (expense), net:

	Six Months Ended
(In millions)	April 1, 2022	April 2, 2021	$ Change
Interest expense	(21.0)	(20.7)	(0.3)
Other expense, net	(2.8)	(2.7)	(0.1)
Interest and other expense, net	$(23.7)	$(23.4)	$(0.3)
    Interest and other expense, net increased during the six months ended April 1, 2022. Interest expense increased due to expenses related to the redemption of $27 million of our Senior Secured Notes in March 2022. Other expense, net was flat during the six months ended April 1, 2022 as compared to the six months ended April 2, 2021.

Taxes on Income (Loss)
    For the six months ended April 1, 2022, we recognized an income tax expense of $7.7 million on $16.9 million of pre-tax income. For the six months ended April 2, 2021, the Company recognized income tax expense of $1.6 million on $1.5 million of pre-tax loss. Our tax expense for the six months ended April 1, 2022 increased, compared to the prior year, primarily due to pre-tax income in certain jurisdictions, valuation allowances in the United States on deferred tax attributes, and losses in certain foreign jurisdictions for which no benefit can be recorded.

Liquidity and Capital Resources
    We assess our liquidity in terms of our ability to generate cash to fund our operations, including working capital and investing activities. We believe that our operating cash flow, cash on our balance sheet and availability under our Asset-Based Loan ("ABL") Facility are sufficient to meet our anticipated operating cash needs for at least the next 12 months and will be sufficient to allow us to continue to invest in our existing businesses, consummate strategic acquisitions and manage our capital structure on a short and long-term basis. We are currently not aware of any trends or demands, commitments, events, or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way that will impact our capital needs during or beyond the next 12 months. The maximum availability under our ABL Facility is $100.0 million; however, the borrowing base under the ABL Facility fluctuates from month-to-month depending on the amount of eligible accounts receivable, inventory, and real estate. As of April 1, 2022 the amount available under our ABL Facility was $96 million, and the ABL Facility remains undrawn. See Part II, Item 1A. “Risk Factors” for a further discussion. At April 1, 2022 we had total debt of $411.0 million net of discounts and deferred issuance costs of $40.6 million.

Cash and Cash Equivalents
    The following table summarizes our cash and cash equivalents:

(In millions)	April 1, 2022	October 1, 2021	$ Change
Cash and cash equivalents	$115.1	$144.6	$(29.5)
Borrowings
    The following table summarizes the changes in our debt outstanding:

	April 1, 2022	October 1, 2021
(In millions, except for percentages)	Amount	Amount	$ Change
Current maturities of long-term debt
Other debt	$2.6	$2.8	$(0.2)
Total current maturities of long-term debt	$2.6	$2.8	$(0.2)
Non-current maturities of long-term debt:
Convertible Senior Unsecured Notes	200.0	200.0	—
Senior Secured Notes	243.0	270.0	(27.0)
Other debt	6.0	7.8	(1.8)
Total non-current maturities of long-term debt:	$449.0	$477.8	$(28.8)
Unamortized issuance costs and debt discounts
Unamortized discount - Convertible Notes	$(33.3)	$(37.6)	$4.3
Unamortized issuance costs - Convertible Notes	(3.6)	(4.1)	0.5
Unamortized issuance costs - Senior Secured Notes	(3.7)	(4.4)	0.7
Total	$(40.6)	$(46.1)	$5.5
Total debt outstanding, net	$411.0	$434.5	$(23.5)
Cash Flows

	Six Months Ended
(In millions)	April 1, 2022	April 2, 2021
Net cash flow provided by (used in):
Operating activities	$2.5	$19.9
Investing activities	(6.6)	(8.4)
Financing activities	(25.4)	(1.0)
Effects of exchange rate changes on cash and cash equivalents and restricted cash	(0.1)	—
Net (decrease) increase in cash and cash equivalents and restricted cash	$(29.6)	$10.5
    Net cash provided by operating activities. Net cash provided by operating activities was $2.5 million and $19.9 million for the six months ended April 1, 2022 and April 2, 2021, respectively. The decrease in cash provided by operating activities was primarily due to increased purchases of inventory, partially offset by an increase in accounts payable and a decrease in accrued liabilities and other current and long-term liabilities.
    Net cash used in investing activities. Net cash used in investing activities was $6.6 million and $8.4 million for the six months ended April 1, 2022 and April 2, 2021, respectively. The decrease in cash used in investing activities was primarily due to proceeds received from sales of business and assets during the six months ended April 1, 2022.
    Net cash used in financing activities. Net cash used in financing activities was $25.4 million and $1.0 million for the six months ended April 1, 2022 and April 2, 2021, respectively. The increase in cash used in financing activities was primarily due to the redemption of $27 million of the Senior Secured Notes during the six months ended April 1, 2022.

Contractual Obligations
    In October 2013, we entered into an amended agreement with dpiX and other parties that, among other things, provides us with the right to 50% of dpiX’s total manufacturing capacity produced after January 1, 2014. The amended agreement requires us to pay for 50% of the fixed costs (as defined in the amended agreement), as determined at the beginning of each calendar year. As of April 1, 2022, we estimate that we have fixed cost commitments of $9.9 million related to this amended agreement through the remainder of calendar year 2022. The amended agreement will continue unless the ownership structure of dpiX changes (as defined in the amended agreement).
    In October 2015, pursuant to a Domination and Profit and Loss Transfer Agreement (the “MeVis Agreement”), we committed to pay the noncontrolling shareholders of MeVis an annual recurring net compensation of €0.95 per MeVis share. The annual net payment will continue for the life of the MeVis Agreement, which we anticipate will continue for as long as we remain as the controlling shareholder of MeVis. As of April 1, 2022, noncontrolling shareholders together held approximately 0.5 million shares of MeVis, representing 26.3% of the outstanding shares.
    During the third quarter of fiscal year 2020, we entered into a purchase agreement with a supplier to acquire certain equipment and intellectual property from the supplier that is utilized to manufacture X-ray cables utilized in our products. As of April 1, 2022, there has been no transfer of control of the underlying equipment. This acquisition is expected to be completed during the 2022 fiscal year and the total consideration to be paid by us for the acquired assets is expected to be ¥1,084.7 million or approximately $8.8 million, subject to potential decreases for costs incurred by the Company. On April 14, 2022, we entered into a foreign currency hedge related to this Japanese Yen payment, which is expected to fix the purchase price of these assets at approximately $7.9 million.
Contingencies
    From time to time, the Company is a party to or otherwise involved in legal proceedings, government inspections, investigations, customs and duty audits, and other claims and contingency matters, both inside and outside the United States, arising in the ordinary course of its business or otherwise. The Company accrues amounts for probable losses, to the extent they can be reasonably estimated, that it believes are adequate to address any liabilities related to legal proceedings and other loss contingencies that the Company believes will result in a probable loss (including, among other things, probable settlement value). A loss or a range of loss is disclosed when it is reasonably possible that a material loss will be incurred and can be estimated or when it is reasonably possible that the amount of a loss, when material, will exceed the recorded provision. The Company did not have any material contingent liabilities as of April 1, 2022 and October 1, 2021. Legal expenses are expensed as incurred.
Days Sales Outstanding
    Trade accounts receivable days sales outstanding (“DSO”) was 65 days at April 1, 2022 and 62 days at October 1, 2021. Our accounts receivable and DSO are impacted by a number of factors, including the timing of product shipments, collections performance, payment terms, the mix of revenues from different regions and the effects of economic instability.
Recent Accounting Standards or Updates Not Yet Effective
    See Note 1, Summary of Significant Accounting Policies, of the notes to the accompanying condensed consolidated financial statements for a description of recent accounting standards, including the expected dates of adoption and the estimated effects on our condensed consolidated financial statements.
Backlog
    Backlog is the accumulation of all orders for which revenues have not been recognized and are still considered valid. Backlog also includes a small portion of billed service contracts that are included in deferred revenue. Our estimated total backlog at April 1, 2022 was approximately $411 million.
    Orders may be revised or canceled, either according to their terms or as customers' needs change. In addition, the Company's ability to convert backlog into revenue may be impacted by on-going supply chain related interruptions and uncertainties. Consequently, it is difficult to predict with certainty the amount of backlog that will result in revenues. We perform a quarterly review to verify that outstanding orders in the backlog remain valid. Aged orders that are not expected to be converted to revenues are deemed dormant and are reflected as a reduction in the backlog amounts in the period identified.
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
Interest Rate Risk
    Borrowings under our ABL Facility bear interest at floating interest rates. At April 1, 2022, we had no borrowings subject to floating interest rates. See Note 10. Borrowings, of the notes to our condensed consolidated financial statements for further information.
Commodity Price Risk
    We are exposed to market risks related to volatility in the prices of raw materials used in our products. The prices of these raw materials fluctuate in response to changes in supply and demand fundamentals and our product margins and level of profitability tend to fluctuate with changes in these raw materials prices. We try to protect against such volatility through various business strategies. During the three and six months ended April 1, 2022, we did not have any commodity derivative instruments in place to manage our exposure to price changes.

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
    The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of April 1, 2022, and based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control Over Financial Reporting
    During the quarter ended April 1, 2022, there were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

PART II
OTHER INFORMATION

Item 1. Legal Proceedings
    We are subject to various claims, complaints and legal actions in the normal course of business from time to time. We are not aware of any currently pending litigation for which the outcome could have a material adverse effect on our operations or financial position.
Item 1A. Risk Factors
Summary of Principal Risk Factors
    Investing in our common stock involves risks. See below and Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk for a discussion of the following principal risks and other risks that make an investment in Varex speculative or risky:

•Supply chain disruptions and logistical challenges, including increased difficulty in obtaining supplies of important components, and increasing costs, as well as uncertainty caused by the military conflict between Russia and Ukraine, have increased our costs, impacted our ability to obtain materials needed to manufacture products, and caused product delivery delays. These challenges and disruptions are likely to continue throughout our 2022 fiscal year.
•Our business and financial results may be adversely affected by the effects of inflation.
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
Risks Relating to Our Business
Current economic conditions, including supply chain disruptions and logistical challenges, as well as the military conflict between Russia and Ukraine, have increased our costs, and have impacted and may in the future impact our ability to obtain materials needed to manufacture our products, to deliver those products to our customers, and otherwise adversely impact our financial condition and results of operations.
    Current economic conditions have had, and we believe will continue to have, an adverse impact on our manufacturing capacity, supply chain and distribution systems. We have experienced, and continue to experience, difficulties in obtaining materials used to build our products and these difficulties have impacted our ability to deliver finished products to our customers. We believe that it will continue to be difficult to obtain certain materials throughout fiscal year 2022. We have used more of our inventory on hand than we have used historically and are purchasing materials that are critical to our processes, often at higher costs. Shortages of materials, particularly micro-controller chips and associated electronic components, have caused and may continue to cause, delays in manufacturing products for our customers. In some cases, raw material shortages and delivery delays from our suppliers are communicated to us with very little advanced warning, which has caused operational and customer order fulfillment challenges. During fiscal year 2021, inventory levels decreased due to our strong growth and, despite a concerted effort, it has continued to be difficult to replenish that inventory. While we are dedicating significant resources to manage, mitigate, and resolve these issues, we currently expect supply chain challenges to continue to impact our ability to deliver products to our customers over the next several quarters. If our actions to mitigate such challenges are not successful, material shortages could cause us to temporarily stop production of certain products. Production delays have had and could continue to have a material adverse effect on our business and results of operations. For example, if we are unable to deliver products to our customers without unreasonable delay, those customers may seek alternative suppliers or decide to in-source certain products.
    In addition to material shortages, supply chain logistics have become more challenging, could remain challenging, and result in higher costs and efforts. Our ability to move unfinished goods and finished products around the world has been impacted by the decreased availability of global transportation networks. We have been subject to price increases on both the components used to make our products, and for moving unfinished goods and finished products across the globe. Increased freight charges and shipping delays have also become more common during the pandemic and are expected to continue into the foreseeable future. If we are not able to mitigate these price increases and/or raise prices for our products, our operations, cash flow, and financial position could be adversely impacted. In addition, regulatory approvals for certain of our products may continue to be delayed due to COVID-19 related closures. See Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information regarding the risks related to supply chain disruptions and logistical challenges on our business.
    The escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine have introduced further uncertainty into the economic environment, which could impact our business. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Poor relations between the United States and Russia; sanctions by the United States, European Union, and other countries against Russia; the response by Russia and other countries to these sanctions; and any escalation of political tensions or economic instability in the area could have an adverse impact on our business, our customers, and our suppliers. Further, our customers, suppliers, and other third parties with whom we do business may have staff, operations, materials or equipment located in Ukraine or Russia, which could impact our supply chain, the services being provided to us, or our financial condition or results of operations.
COVID-19 has adversely impacted our operations, cash flow, and financial position, and in the future we could continue to be adversely impacted, by the COVID-19 pandemic and associated economic disruptions.
    The pandemic caused by the spread of COVID-19 adversely impacted our operations, cash flow, and financial position. For example, increases in COVID-19 related employee absences may from time to time make it more difficult to manufacture our products. The pandemic has also created significant volatility, uncertainty and economic disruption. Emerging variants and uneven vaccination rates across the globe could lead to additional volatility, uncertainty, and economic disruption. New or continuing outbreaks of COVID-19 could lead to future decreases in demand for our products. The actions taken to combat COVID-19 could have a negative impact on future operating results, cash flows and financial condition. Local government lockdowns or prohibitions on travel could adversely affect our ability to manufacture or sell our products. For example, the Chinese government has closed, and may in the future close, our factory in China for extended periods of time to combat COVID-19 infection rates in the region. This could impact our ability to manufacture our products and provide service to our customers in the region. We believe that COVID-19’s adverse impact on our operating results, cash flows and financial condition will be primarily driven by: the severity and duration of the COVID-19 pandemic; the COVID-19 pandemic’s impact on the United States and international healthcare systems, the U.S. economy and worldwide economy; and the timing, scope and effectiveness of U.S. and international governmental responses to the COVID-19 pandemic and associated economic disruptions. In addition, government action related to the COVID-19 pandemic, such as potential vaccine mandates or testing requirements, could have an adverse impact on our business and operating results by, among other things, increasing costs to verify compliance and making it more difficult to retain existing employees or hire new workers. See Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information regarding the risks related to COVID-19 on our business.
Our business and financial results may be adversely affected by the effects of inflation
    Inflation has the potential to adversely affect our liquidity, business, financial condition and results of operations by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, shipping costs, supply shortages, increased costs of labor, weakening exchange rates and other similar effects. As a result of inflation, we have experienced and may continue to experience, cost increases. Although we may take measures to mitigate the impact of this inflation, if these measures are not effective, our business, financial condition, results of operations and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost of inflation is incurred.
Varex sells its products and services to a limited number of OEM customers, many of which are also its competitors, and a reduction in or loss of business of one or more of these customers may materially reduce its sales.
    Varex had one customer during the three months ended April 1, 2022 that accounted for 18% of its revenue. Varex’s ten largest customers as a group accounted for approximately 51% and 52% of its revenue for the three months ended April 1, 2022 and April 2, 2021, respectively. Varex’s ten largest customers as a group accounted for approximately 50% and 51% of its revenue for the six months ended April 1, 2022 and April 2, 2021, respectively.
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
    Varex conducts business globally. Revenues generated from customers located outside the United States accounted for approximately 69% and 66% of Varex’s total revenues for the three months ended April 1, 2022 and April 2, 2021, respectively. Revenues generated from customers located outside the United States accounted for approximately 70% and 66% of Varex’s total revenues for the six months ended April 1, 2022 and April 2, 2021, respectively. As a result, Varex must provide significant service and support globally. Varex intends to continue to expand its presence in international markets and expects to expend significant resources in doing so. Varex cannot be sure that it will be able to meet its sales, service, and support objectives or obligations in these international markets or recover its investment in these international markets. Varex’s future results could be harmed by a variety of factors, including:
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
•changes in the political, regulatory, safety or economic conditions in a country or region;
•the imposition by governments of additional taxes, tariffs, global economic sanctions programs, or other restrictions on foreign trade such as the tariffs recently put into place by both China and the United States;
•conflicts between countries, including the current military conflict between Russian and Ukraine, and related sanctions;
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
    Varex’s effective tax rate is impacted by tax laws in both the United States and in foreign countries. Earnings from Varex’s international subsidiaries are generally taxed at rates that differ from U.S. rates. A change in the percentage of Varex’s total earnings from the international subsidiaries, a change in the mix of particular tax jurisdictions between the international subsidiaries, or a change in currency exchange rates could cause Varex’s effective tax rate to increase. Furthermore, while U.S. Tax Reform imposed a current tax on cumulative undistributed earnings, these earnings could also become subject to incremental foreign withholding or U.S. state taxes should they be actually remitted to the United States, in which case Varex’s financial results could be materially and adversely affected.
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
    As discussed under the heading "Risks Related to our Business" above, supply chain disruptions have had, and will likely continue to have, an impact on Varex’s ability to manufacture its products. Varex has experienced delays in receiving materials used to make its products due both to material shortages and shipping delays. These delays are likely to continue. In addition, poor relations between the United States and Russia; sanctions by the United States, European Union, and other countries against Russia; the response by Russia and other countries to these sanctions; and any escalation of political tensions or economic instability in the area could have an adverse impact on our business, our customers, and our suppliers. Further, our customers, suppliers, and other third parties with whom we do business may have staff, operations, materials or equipment located in Ukraine or Russia, which could impact our supply chain, the services being provided to us, or our financial condition or results of operations. During fiscal year 2022, material shortages have increased and if not timely remedied, these material shortages have caused, and could continue to cause us to temporarily stop production of certain products. If Varex is unable to obtain the materials necessary to make its products or must pay more for those materials, it could have a material adverse effect on Varex’s business and financial results.
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

    The global economy has been impacted by a number of economic and political factors, including the political conflict between Russia and Ukraine and the growing concern over inflation. In many markets, these conditions have shrunk capital equipment budgets, slowed decision-making and made it difficult for Varex’s customers and vendors to accurately forecast and plan future business activities. This, in turn, has caused Varex’s customers to be more cautious with, and sometimes freeze, delay, or dramatically reduce purchases and capital project expenditures. Some countries have adopted and may in the future adopt austerity or stimulus programs that could negatively affect Varex’s results from period to period. In addition, actions taken by the current U.S. administration may also create global economic uncertainty, which may cause our customers to reduce their spending, which, in turn, could adversely affect our business, financial condition, operating results, and cash flows. An uncertain economic environment may also disrupt supply or affect our service business, as customers’ constrained budgets may result in pricing pressure, extended warranty provisions, and even cancellation of service contracts. In addition, concerns over continued economic instability could make it more difficult for Varex to collect outstanding receivables. A weak or deteriorating healthcare market would inevitably materially and adversely affect Varex’s business, financial conditions, and results of operations.
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
    Varex’s international locations expose it to higher security risks compared to its U.S. locations, which could result in both harm to its employees and contractors or substantial costs. Some of its services are performed in or adjacent to high-risk locations where the country or location and surrounding area is suffering from political, social, or economic turmoil, war or civil unrest, or has a high level of criminal or terrorist activity. In those locations where Varex has employees or operations, Varex may incur substantial costs to maintain the safety of its personnel. Despite these precautions, the safety of its personnel in these locations may continue to be at risk, and Varex may in the future suffer the loss of employees and contractors, which could harm its business reputation and operating results.
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

    Varex files applications as appropriate for patents covering new products and manufacturing processes. Varex cannot be sure, however, that patents will be issued from any of Varex’s pending or future patent applications. Varex also cannot be sure that its current patents, the claims allowed under its current patents, or patents for technologies licensed to Varex will be sufficiently broad to protect its technology position against competitors. Issued patents owned by, or licensed to, Varex may be challenged, invalidated, or circumvented, or the rights granted under the patents may not provide Varex with competitive advantages. Asserting Varex’s patent rights against others in litigation or other legal proceedings is costly and diverts managerial resources. An adverse finding in patent infringement litigation could adversely impact Varex’s competitive position. In addition, Varex may not be able to detect patent infringement by others or may lose its competitive position in the market before Varex is able to do so.
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
    Within the EU/EEA, Varex must obtain, and in turn affix, a CE mark certification, which is a European marking of conformity that indicates that a product meets the essential requirements of the Medical Device Directive. Compliance with the Medical Device Directive is done through a self-certification process that is then verified by an independent certification body called a “Notified Body,” which is an organization empowered by the legislature to conduct this verification. Once the CE mark is affixed, the Notified Body will regularly audit Varex to ensure that it remains in compliance with the applicable European laws and Medical Device Directive. By affixing the CE mark to its product, Varex is certifying that its products comply with the laws and regulations required by the EU/EEA countries, thereby allowing the free movement of its products within these countries and others that accept CE mark standards. If Varex cannot support its performance claims and demonstrate compliance with the applicable European laws and the Medical Device Directive, Varex would lose its right to affix the CE mark to its products, which would prevent Varex from selling its products within the EU/EEA/Switzerland territory and in other countries that recognize the CE mark. In April 2017, the European Commission adopted two regulations on medical devices that impose stricter requirements for placing medical devices in the EU market, as well as for Notified Bodies. These regulations have resulted in the limited availability of recognized Notified Bodies, which could delay our ability to obtaining CE marks. Varex may be subject to risks associated with additional testing, modification, certification, or amendment of its existing market authorizations, or Varex may be required to modify products already installed at its customers’ facilities to comply with the official interpretations of these revised regulations.
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
    Laws and ethical rules governing interactions with healthcare providers. Varex does not generally sell its products directly to healthcare providers, but may occasionally sell its products to healthcare providers through distributors or otherwise engage healthcare providers to provide services. The U.S. Medicare and Medicaid “anti-kickback” laws, and similar state laws, prohibit payments or other remuneration that is intended to induce hospitals, physicians, or others either to refer patients or to purchase, lease, or order, or to arrange for or recommend the purchase, lease, or order of healthcare products or services for which payment may be made under federal and state healthcare programs, such as Medicare and Medicaid. These laws affect Varex’s sales, marketing, and other promotional activities by limiting the kinds of financial arrangements Varex may have with hospitals, physicians, or other potential purchasers of its products. They particularly impact how Varex structures its sales offerings, including discount practices, customer support, education and training programs, physician consulting, research grants, and other fee-for-service arrangements. These laws are broadly written, and it is often difficult to determine precisely how these laws will be applied to specific circumstances.
    Federal and state “false claims” laws generally prohibit knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other government payors that are false or fraudulent, or for items or services that were not provided as claimed. Although Varex does not submit claims directly to payors, manufacturers can be, and have been, held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by providing inaccurate billing or coding information to customers or through certain other activities, including promoting products for uses not approved or cleared by the FDA, which is called off-label promotion. Violating “anti-kickback” and “false claims” laws can result in civil and criminal penalties, which can be substantial, as well as potential mandatory or discretionary exclusion from healthcare programs for noncompliance. Even an unsuccessful challenge or investigation into Varex’s practices could cause adverse publicity and be costly to defend and thus could harm its business and results of operations. Additionally, several recently-enacted state and federal laws, including laws in Massachusetts and Vermont, and the federal Physician Payment Sunshine Act, now require, among other things, extensive tracking and maintenance of databases regarding the disclosure of equity ownership and payments to physicians, healthcare providers, and hospitals. These laws may require Varex to implement the necessary and costly infrastructure to track and report certain payments to healthcare providers. Failure to comply with these tracking and reporting laws could subject Varex to significant civil monetary penalties.

    Other Laws. From time to time, new laws or regulations may be adopted and compliance with these laws or regulations could be costly or time consuming. For example, in July 2021, the U.S. government passed the Uyghur Forced Labor Prevention Act (the “UFLPA”), which imposes importation limits on goods produced using forced labor in China, especially the Xinjiang Uyghur Autonomous Region, and imposes related sanctions. Guidance related to compliance with the UFLPA has not yet been issued, and we cannot yet evaluate the impact that compliance with the UFLPA will have on our business or financial condition.
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
    As of April 1, 2022, Varex’s total combined indebtedness was approximately $451.6 million. The borrowings under Varex’s unsecured convertible senior notes due 2025 (the “Convertible Notes”) bear interest at a fixed rate of 4.00% and borrowings under Varex’s senior secured notes due 2027 (the “Senior Secured Notes”) bear interest at a fixed rate of 7.875%.
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
    We and our subsidiaries may be able to incur substantial indebtedness in the future. As of April 1, 2022, we had approximately $100 million of additional available borrowing capacity (subject to borrowing base availability) under the revolving credit agreement that we entered into on September 30, 2020 (the “Asset-Based Loan,” or "ABL Facility"). In addition to any amounts that might be available to us for borrowing under the ABL Facility, subject to certain conditions, we will have the right to request an increase of aggregate commitments under the ABL Facility by an aggregate amount of up to $75 million by obtaining additional commitments either from one or more of the lenders under the ABL Facility or other lending institutions.

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
The ABL Facility and the indenture governing our Senior Secured Notes impose significant operating and financial restrictions that may limit our current and future operating flexibility, particularly our ability to respond to changes in the economy or our industry or to take certain actions, which could harm our long-term interests and may limit our ability to make payments on the notes.
    Our ABL Facility and the indenture governing our Senior Secured Notes impose significant operating and financial restrictions on us limit our ability, among other things, to:
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
    In the past year, Varex's stock price has ranged from a low of $20.77 to a high of $32.65. Varex cannot guarantee that an active trading market will be sustained for its common stock. Nor can Varex predict the prices at which shares of its common stock may trade. Varex has experienced and expects in the future to experience fluctuations in its operating results, including revenues and margins, from period to period. These fluctuations may cause Varex’s stock price to be volatile, which could cause losses for its stockholders.
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

10.1*
LIBOR Transition Amendment, dated as of March 9, 2022, among Varex Imaging Corporation, Varex Imaging West, LLC, Varex Imaging Deutschland AG, the other Loan Parties, the Lenders, Issuing Banks and Swing Line Lender, and BANK OF AMERICA, N.A., as administrative agent and collateral agent.

31.1*	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act

31.2*	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act

32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VAREX IMAGING CORPORATION

Date:	May 4, 2022	By:	/s/ SHUBHAM MAHESHWARI
Shubham Maheshwari
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)