Form 10-Q
period 2022-07-01
Varex Imaging Corp
filed 2022-08-03
CIK 1681622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2022
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of July 26, 2022, there were 39.9 million shares of the registrant’s common stock outstanding.

VAREX IMAGING CORPORATION
FORM 10-Q for the Quarter Ended July 1, 2022

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Revenues, net	$214.5	$211.2	$628.0	$591.8
Cost of revenues	141.1	137.1	419.0	395.9
Gross profit	73.4	74.1	209.0	195.9
Operating expenses:
Research and development	20.2	19.2	56.8	54.1
Selling, general and administrative	30.2	29.2	88.6	94.2
Total operating expenses	50.4	48.4	145.4	148.3
Operating income	23.0	25.7	63.6	47.6
Interest income	0.1	—	0.2	—
Interest expense	(9.4)	(10.6)	(30.4)	(31.3)
Other (expense) income, net	(0.2)	0.2	(3.0)	(2.5)
Interest and other expense, net	(9.5)	(10.4)	(33.2)	(33.8)
Income before taxes	13.5	15.3	30.4	13.8
Income tax expense	5.1	3.1	12.8	4.7
Net income	8.4	12.2	17.6	9.1
Less: Net income attributable to noncontrolling interests	0.2	0.2	0.4	0.4
Net income attributable to Varex	$8.2	$12.0	$17.2	$8.7
Net income per common share attributable to Varex
Basic	$0.21	$0.31	$0.43	$0.22
Diluted	$0.20	$0.29	$0.41	$0.22
Weighted average common shares outstanding
Basic	39.9	39.4	39.7	39.3
Diluted	40.5	41.3	41.9	39.5
See accompanying notes to the unaudited condensed consolidated financial statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions)	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Net income	$8.4	$12.2	$17.6	$9.1
Other comprehensive income
Foreign currency translation adjustments	0.8	—	(0.9)	(0.6)
Change in fair value of derivative instruments	(0.6)	—	(0.6)	—
Total comprehensive income	8.6	12.2	16.1	8.5
Less: Comprehensive income attributable to noncontrolling interests	0.2	0.2	0.4	0.4
Comprehensive income attributable to Varex	$8.4	$12.0	$15.7	$8.1
 See accompanying notes to the unaudited condensed consolidated financial statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share and per share amounts)	July 1, 2022	October 1, 2021
Assets
Current assets:
Cash and cash equivalents	$99.6	$144.6
Accounts receivable, net of allowance for credit losses of $0.7 million and $1.0 million at July 1, 2022 and October 1, 2021, respectively	157.5	155.3
Inventories	300.3	224.8
Prepaid expenses and other current assets	36.0	29.5
Total current assets	593.4	554.2
Property, plant and equipment, net	136.1	140.2
Goodwill	287.2	292.2
Intangible assets, net	37.4	50.7
Investments in privately-held companies	47.7	49.3
Deferred tax assets	0.5	4.0
Operating lease assets	24.3	24.3
Other assets	36.8	32.6
Total assets	$1,163.4	$1,147.5
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$83.2	$58.8
Accrued liabilities and other current liabilities	70.4	89.7
Current operating lease liabilities	4.7	6.2
Current maturities of long-term debt	2.5	2.8
Deferred revenues	11.5	9.1
Total current liabilities	172.3	166.6
Long-term debt, net	410.1	431.7
Deferred tax liabilities	—	2.2
Operating lease liabilities	20.2	18.7
Other long-term liabilities	32.7	31.8
Total liabilities	635.3	651.0
Stockholders' equity:
Preferred stock, $.01 par value: 20,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value: 150,000,000 shares authorized
Shares issued and outstanding: 39,940,055 and 39,435,830 at July 1, 2022 and October 1, 2021, respectively	0.4	0.4
Additional paid-in capital	465.2	449.4
Accumulated other comprehensive loss	(1.5)	—
Retained earnings	50.7	33.5
Total Varex stockholders' equity	514.8	483.3
Noncontrolling interests	13.3	13.2
Total stockholders' equity	528.1	496.5
Total liabilities and stockholders' equity	$1,163.4	$1,147.5
See accompanying notes to the unaudited condensed consolidated financial statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended July 1, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Varex Equity	Noncontrolling Interests	Total Stockholders' Equity

(In millions)	Shares	Amount
April 1, 2022	39.8	$0.4	$459.9	$(1.7)	$42.5	$501.1	$13.3	$514.4
Net income	—	—	—	—	8.2	8.2	0.2	8.4
Common stock issued under employee stock purchase plan	0.1	—	1.9	—	—	1.9	—	1.9
Share-based compensation	—	—	3.4	—	—	3.4	—	3.4
Unrealized loss on change in fair value of cash flow hedge	—	—	—	(0.6)	—	(0.6)	—	(0.6)
Foreign currency translation adjustments	—	—	—	0.8	—	0.8	—	0.8
Other	—	—	—	—	—	—	(0.2)	(0.2)
July 1, 2022	39.9	$0.4	$465.2	$(1.5)	$50.7	$514.8	$13.3	$528.1

	Three Months Ended July 2, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Varex Equity	Noncontrolling Interests	Total Stockholders' Equity

(In millions)	Shares	Amount
April 2, 2021	39.3	$0.4	$441.3	$0.2	$12.8	$454.7	$14.2	$468.9
Net income	—	—	—	—	12.0	12.0	0.2	12.2
Common stock issued under employee stock purchase plan	0.1	—	1.6	—	—	1.6	—	1.6
Share-based compensation	—	—	3.4	—	—	3.4	—	3.4
Other	—	—	(0.2)	—	—	(0.2)	(1.2)	(1.4)
July 2, 2021	39.4	$0.4	$446.1	$0.2	$24.8	$471.5	$13.2	$484.7
See accompanying notes to the unaudited condensed consolidated financial statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Nine Months Ended July 1, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Varex Equity	Noncontrolling Interests	Total Stockholders' Equity

(In millions)	Shares	Amount
October 1, 2021	39.4	$0.4	$449.4	$—	$33.5	$483.3	$13.2	$496.5
Net income	—	—	—	—	17.2	17.2	0.4	17.6
Exercise of stock options	0.1	—	3.8	—	—	3.8	—	3.8
Common stock issued upon vesting of restricted shares	0.3	—	—	—	—	—	—	—
Shares withheld on vesting of restricted stock	(0.1)	—	(2.1)	—	—	(2.1)	—	(2.1)
Common stock issued under employee stock purchase plan	0.2	—	3.6	—	—	3.6	—	3.6
Share-based compensation	—	—	10.7	—	—	10.7	—	10.7
Unrealized loss on change in fair value of cash flow hedge	—	—	—	(0.6)	—	(0.6)	—	(0.6)
Foreign currency translation adjustments	—	—	—	(0.9)	—	(0.9)	—	(0.9)
Other	—	—	(0.2)	—	—	(0.2)	(0.3)	(0.5)
July 1, 2022	39.9	$0.4	$465.2	$(1.5)	$50.7	$514.8	$13.3	$528.1

	Nine Months Ended July 2, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Varex Equity	Noncontrolling Interests	Total Stockholders' Equity

(In millions)	Shares	Amount
October 2, 2020	39.1	$0.4	$434.4	$0.8	$16.1	$451.7	$14.1	$465.8
Net income	—	—	—	—	8.7	8.7	0.4	9.1
Common stock issued upon vesting of restricted shares	0.2	—	—	—	—	—	—	—
Shares withheld on vesting of restricted stock	(0.1)	—	(1.5)	—	—	(1.5)	—	(1.5)
Common stock issued under employee stock purchase plan	0.2	—	2.8	—	—	2.8	—	2.8
Share-based compensation	—	—	10.6	—	—	10.6	—	10.6
Foreign currency translation adjustments	—	—	—	(0.6)	—	(0.6)	—	(0.6)
Other	—	—	(0.2)	—	—	(0.2)	(1.3)	(1.5)
July 2, 2021	39.4	$0.4	$446.1	$0.2	$24.8	$471.5	$13.2	$484.7
See accompanying notes to the unaudited condensed consolidated financial statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(In millions)	July 1, 2022	July 2, 2021
Cash flows from operating activities:
Net income	$17.6	$9.1
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Share-based compensation expense	10.7	10.6
Depreciation	14.3	15.5
Amortization of intangible assets	11.2	12.7
Deferred taxes	1.5	0.5
Loss from equity method investments	1.5	2.2
Amortization of deferred loan costs	8.1	7.4
Inventory write-down	5.3	3.5
Loss on operating lease abandonment	1.9	—
Other, net	1.7	0.7
Changes in assets and liabilities:
Accounts receivable	(1.9)	(25.5)
Inventories	(81.1)	24.6
Prepaid expenses and other assets	4.6	(14.6)
Accounts payable	24.8	(6.0)
Accrued liabilities and other current and long-term liabilities	(22.8)	1.2
Deferred revenues	2.4	0.1
Net cash (used in) provided by operating activities	(0.2)	42.0
Cash flows from investing activities:
Purchases of property, plant and equipment	(11.5)	(12.5)
Purchases of marketable securities	(10.4)	—
Proceeds from sales of business and assets	1.7	—
Investments in and loans to privately-held companies	(0.3)	(0.8)
Other	(0.4)	0.4
Net cash used in investing activities	(20.9)	(12.9)
Cash flows from financing activities:
Taxes related to net share settlement of equity awards	(2.1)	(1.5)
Borrowings under credit agreements	—	1.5
Repayments of borrowing under credit agreements	(29.0)	(2.2)
Proceeds from exercise of stock options	3.8	—
Proceeds from shares issued under employee stock purchase plan	3.6	2.8
Other financing activities	(0.3)	(1.9)
Net cash used in financing activities	(24.0)	(1.3)
Effects of exchange rate changes on cash and cash equivalents and restricted cash	(0.1)	(0.1)
Net (decrease) increase in cash and cash equivalents and restricted cash	(45.2)	27.7
Cash and cash equivalents and restricted cash at beginning of period	146.1	102.1
Cash and cash equivalents and restricted cash at end of period	$100.9	$129.8
Supplemental cash flow information:
Cash paid for interest	$29.5	$21.0
Income taxes paid, net of (refunds)	(0.6)	14.0
Supplemental non-cash activities:
Purchases of property, plant and equipment financed through accounts payable	$1.2	$0.9
See accompanying notes to the unaudited condensed consolidated financial statements.

VAREX IMAGING CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
    Varex Imaging Corporation (the “Company,” “Varex,” or “Varex Imaging”) designs, manufactures, sells and services a broad range of medical products, which include X-ray tubes, digital detectors and accessories, high voltage connectors, image processing software and workstations, computer-aided diagnostic software, collimators, automatic exposure control devices, generators, ionization chambers and buckys, for use in a range of applications, including radiographic or fluoroscopic imaging, mammography, computed tomography, oncology and computer-aided detection. The Company sells its products to imaging system original equipment manufacturer (“OEM”) customers for incorporation into new medical diagnostic, radiation therapy, dental, and veterinary equipment, as well as to independent service companies and distributors, and directly to end-users for replacement purposes.
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
Segment Reporting
    The Company has two reportable operating segments; (i) Medical and (ii) Industrial, which aligns with how its Chief Executive Officer, who is the Company's Chief Operating Decision Maker (“CODM”), reviews the Company’s performance. See Note 15, Segment Information, for further information on the Company’s segments.
Fiscal Year
    The fiscal years of the Company as reported are the 52 or 53-week period ending on the Friday nearest September 30. Fiscal year 2022 is the 52-week period ending September 30, 2022. Fiscal year 2021 was the 52-week period that ended on October 1, 2021. The fiscal quarters ended July 1, 2022 and July 2, 2021 were both 13-week periods. The three fiscal quarters ended July 1, 2022 and July 2, 2021 were both 39-week periods.

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
Impact of COVID-19
    The coronavirus (“COVID-19”) pandemic, the emerging variants, uneven vaccination rates across the globe, and the mitigation efforts by governments to control its spread have created uncertainties and disruptions in the economic and financial markets. The extent to which COVID-19 will continue to impact the Company’s business and financial results depends on numerous evolving factors including: the magnitude and duration of COVID-19, the extent to which it will continue to impact worldwide macroeconomic conditions, including supply chain disruptions, interest rates, unemployment rates, the speed of the economic recovery, and governmental and business reactions to the pandemic. The Company has experienced continuing supply chain disruptions and other issues that are at least partially related to the ongoing COVID-19 pandemic. The supply chain challenges related to certain components have become more pronounced since the beginning of this calendar year. In addition, while we have from time to time taken significant precautions to maintain employee safety, such as implementing mask requirements, encouraging vaccination, and periodically asking non-production related employees to work from home when possible, the Company has experienced, and may in the future experience, COVID-19 related employee absences that adversely impact our production or business.
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
Cash and Cash Equivalents
    The Company considers unrestricted currency on hand, demand deposits, time deposits and all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash and cash equivalents.
Restricted Cash
    Restricted cash primarily consists of cash collateral related to certain leases and inventory arrangements. Restricted cash is included in Other assets on the Company's condensed consolidated balance sheets. Cash and cash equivalents and restricted cash as reported within the condensed consolidated statements of cash flows consisted of the following:

	Nine Months Ended		Nine Months Ended
	July 1, 2022		July 2, 2021
(In millions)	Beginning of Period	End of Period	Beginning of Period	End of Period
Cash and cash equivalents	$144.6	$99.6	$100.6	$128.3
Restricted cash	1.5	1.3	1.5	1.5
Cash and cash equivalents and restricted cash	$146.1	$100.9	$102.1	$129.8

Concentration of Risk
    Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash, cash equivalents, marketable securities, and trade accounts receivable. Cash held with financial institutions may exceed the Federal Deposit Insurance Corporation insurance limits or similar limits in foreign jurisdictions. To date, the Company has not experienced any losses on its deposits of cash and cash equivalents. The Company performs ongoing credit evaluations of its customers and, except for government tenders, group purchases and orders with a letter of credit, its industrial customers often provide a down payment. The Company maintains an allowance for credit losses based upon the expected collectability of all accounts receivable. The Company obtains some of the components in its products from a limited group of suppliers or from a single-source supplier. When these suppliers are unable to meet the Company's supply needs, the Company's production is negatively impacted.
    Credit is extended to customers based on an evaluation of the customer’s financial condition, and collateral is not required. In certain circumstances, a customer may be required to prepay all or a portion of the contract price prior to transfer of control. During the periods presented, one of the Company's customers accounted for a significant portion of revenues, as set forth below:

	Three Months Ended		Nine Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Canon Medical Systems Corporation	16.6%	17.1%	18.0%	17.2%
    Canon Medical Systems Corporation accounted for 12.5% and 16.2% of the Company’s condensed consolidated accounts receivable as of July 1, 2022 and October 1, 2021, respectively.
Investments
    The Company accounts for its equity investments in privately-held companies under the equity method of accounting if the Company has the ability to exercise significant influence in these investments. Distributions received from an equity method investment are classified using the cumulative earnings approach, which means that distributions up to the amount of cumulative equity in earnings recognized will be treated as returns on investment and classified as operating cash flows and those in excess of that amount will be treated as returns of investment and classified as investing cash flows. The Company reviews its equity investments in privately-held companies for impairment whenever events or changes in business circumstances are other than temporary and indicate that the carrying amount of the investments may not be fully recoverable. There were no impairments recorded during the three and nine months ended July 1, 2022 and July 2, 2021, respectively.
Marketable Securities
    The Company's marketable securities consist primarily of financial instruments such as U.S. treasury securities, U.S. agency obligations, corporate bonds, commercial paper, and money market funds. The Company classifies marketable debt securities as available-for-sale at the time of purchase and reevaluates such classifications as of each balance sheet date. All marketable securities are recorded at estimated fair value. Any unrealized gains or losses for marketable securities are included in accumulated other comprehensive loss within the condensed consolidated balance sheets. Refer to Note 7, Fair Value, for further details.
    When the fair value of a debt security declines below its amortized cost basis, any portion of that decline attributable to credit losses, to the extent expected to be nonrecoverable before the sale of the security, is recognized in our condensed consolidated statements of operations. When the fair value of a debt security declines below its amortized cost basis due to changes in interest rates, such amounts are recorded in other comprehensive income, and are recognized in our condensed consolidated statements of operations only if we sell or intend to sell the security before recovery of its cost basis. There were no credit losses related to marketable securities recorded during the three and nine months ended July 1, 2022.
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
    The following table reflects the changes in the Company’s accrued product warranty:

	Nine Months Ended
(In millions)	July 1, 2022	July 2, 2021
Accrued product warranty, at beginning of period	$8.5	$8.1
New accruals charged to cost of revenues	7.5	9.9
Product warranty expenditures	(8.5)	(9.6)
Accrued product warranty, at end of period	$7.5	$8.4
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
    The Company sells a high proportion of its X-ray products to a limited number of OEM customers. X-ray tubes, digital detectors and image-processing tools and security and inspection products are generally sold on a stand-alone basis. However, the Company occasionally sells its digital detectors, X-ray tubes and imaging processing tools as a package that is optimized for digital X-ray imaging and sells its Linatron® X-ray accelerators together with its image processing software and image detection products to OEM customers that incorporate them into their inspection systems. Service contracts are often sold with certain security and inspection products and computer-aided detection products.
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
    Service revenue is generally recognized over the term of the service contract. Services are expected to be transferred to the customer throughout the term of the contract, and the Company believes recognizing revenue ratably over the term of the contract best depicts the transfer of value to the customer.
Disaggregation of Revenue
    Revenue is disaggregated from contracts between geography and by reportable operating segment, which the Company believes best depicts how the nature, amount, timing, and uncertainty of revenues and cash flows are affected by economic factors. Refer to Note 15, Segment Information, included in this report, for the disaggregation of the Company’s revenue based on reportable operating segments and Note 2, Revenue for the disaggregation of revenue by geographic region.
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
Recent Accounting Standard Updates Not Yet Effective
    In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The standard removes certain separation models in ASC 470-20 for convertible instruments, and, as a result, embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under ASC 815. These convertible debt instruments will be accounted for as a single liability measured at amortized cost. This will also result in the interest expense recognized for convertible debt instruments to be typically closer to the coupon interest rate. Further, the ASU made amendments to the earnings per share (“EPS”) guidance in Topic 260 for convertible instruments, the most significant impact of which is requiring the use of the if-converted method for diluted EPS calculation, and no longer allowing the net share settlement method. The ASU is effective for annual periods beginning after December 15, 2021, including interim periods within those years. Adoption of the ASU can either be on a modified retrospective or full retrospective basis. We expect to adopt this ASU as of the first quarter of fiscal year 2023. While we are still evaluating the impacts of this ASU on our consolidated financial statements, we expect that the unamortized discount on our Convertible Notes (see Note 10, Borrowings) will be reclassified from equity to liabilities and that the interest expense from our Convertible Notes will decrease and be closer to the coupon rate of 4.00%. The impact that adoption of ASU 2020-06 will have on our net income per diluted share will depend on the amount of earnings in each period and our share price, and could result in additional dilution.
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

    The following table disaggregates the Company’s revenue by geographic region:

	Three Months Ended		Nine Months Ended
(In millions)	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Americas	$63.9	$65.7	$192.8	$198.5
EMEA	70.2	76.3	207.2	201.9
APAC	80.4	69.2	228.0	191.4
	$214.5	$211.2	$628.0	$591.8
    Revenue in the United States was $61.7 million and $64.0 million for the three months ended July 1, 2022 and July 2, 2021, respectively. Revenue in the United States was $186.7 million and $194.2 million for the nine months ended July 1, 2022 and July 2, 2021, respectively.
    Refer to Note 15, Segment Information, for the disaggregation of the Company’s revenue based on reportable operating segments.
Contract Balances
     The following table summarizes the changes in the contract assets and refund liabilities:

	Contract Assets
	Nine Months Ended
(In millions)	July 1, 2022	July 2, 2021
Balance at beginning of period	$24.3	$24.6
Costs recovered from product returns during the period	(4.2)	(3.5)
Contract asset from shipments of products, subject to return during the period	5.5	4.5
Adjustment for actual vs reserved product returns	(0.4)	(0.6)
Balance at end of period	$25.2	$25.0

	Contract Liabilities
	Nine Months Ended
(In millions)	July 1, 2022	July 2, 2021
Balance at beginning of period	$27.0	$27.4
Release of refund liability included in beginning of year refund liability	(4.6)	(3.9)
Additions to refund liabilities	6.1	5.0
Adjustment for actual vs reserved product returns	(0.5)	(0.7)
Balance at end of period	$28.0	$27.8
    During the three and nine months ended July 1, 2022, the Company recognized revenue of $0.4 million and $6.3 million related to deferred revenues that existed at October 1, 2021. During the three and nine months ended July 2, 2021, the Company recognized revenue of $0.6 million and $6.0 million related to deferred revenues that existed at October 2, 2020.
3. LEASES
    The Company has operating and finance leases for office space, warehouse and manufacturing space, vehicles and certain equipment. During the three months ended December 31, 2021, the Company determined that it no longer intends to sublease the Santa Clara facility, which ceased operations at the end of fiscal year 2020. See Note 5, Restructuring, for further details. Accordingly, during the three months ended December 31, 2021, the Company recorded a loss due to abandonment of $1.9 million, which is included in Selling, general and administrative on the Condensed Consolidated Statements of Operations for the nine months ended July 1, 2022.

    The following table presents supplemental balance sheet information related to the Company's operating and finance leases:

(In millions)	Balance Sheet Location	July 1, 2022	October 1, 2021
Assets
Operating lease right-of-use assets	Operating lease assets	$24.3	$24.3
Finance lease right-of-use assets	Property, plant and equipment, net	0.3	0.5
Liabilities
Operating lease liabilities (current)	Current operating lease liabilities	4.7	6.2
Finance lease liabilities (current)	Accrued liabilities and other current liabilities	0.2	0.2
Operating lease liabilities (non-current)	Operating lease liabilities	20.2	18.7
Finance lease liabilities (non-current)	Other long-term liabilities	$0.1	$0.3
    The following table presents the weighted average remaining lease term and discount rate information related to the Company's operating and finance leases:

	July 1, 2022	July 2, 2021
Operating lease weighted average remaining lease term (in years)	6.4	6.1
Operating lease weighted average discount rate	5.6%	5.2%
Finance lease weighted average remaining lease term (in years)	2.2	2.8
Finance lease weighted average discount rate	3.7%	3.7%
    The following table provides information related to the Company’s operating and finance leases:

	Three Months Ended		Nine Months Ended
(In millions)	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Total operating lease costs(1)	$1.5	$1.9	$4.9	$5.8

Total finance lease costs	$0.1	$0.1	$0.2	$0.2

Operating cash flows from operating leases	$1.9	$2.1	$5.5	$5.8
Financing cash flows from finance leases	0.1	0.1	0.2	0.2
Total cash paid for amounts included in the measurement of lease liabilities	$2.0	$2.2	$5.7	$6.0

Noncash operating right-of-use assets obtained in exchange for new lease liabilities	$2.3	$2.4	$5.3	$4.6
Noncash finance right-of-use assets obtained in exchange for new lease liabilities	0.1	0.1	0.1	0.2
Total right-of-use assets obtained in exchange for new lease liabilities	$2.4	$2.5	$5.4	$4.8
(1) Includes variable and short-term lease expense, which were immaterial for the three and nine months ended July 1, 2022 and July 2, 2021.

    As of July 1, 2022, the present value of operating lease and finance lease liabilities for each of the following five years and a total thereafter were as follows:

(In millions)
Fiscal years:	Operating Leases	Finance Leases
2022 remaining	$1.8	$0.1
2023	5.5	0.1
2024	5.0	0.1
2025	4.8	—
2026	3.3	—
Thereafter	9.7	—
Total future lease payments	$30.1	$0.3
Less: imputed interest	(5.2)	—
Present value of lease liabilities	$24.9	$0.3
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
    The investment in dpiX Holding is accounted for under the equity method of accounting. When the Company recognizes its share of net profits or losses of dpiX Holding, profits or losses in inventory purchased from dpiX are eliminated. During the three months ended July 1, 2022 and July 2, 2021, the Company recorded income on the equity investment in dpiX Holding of $0.3 million and $0.8 million, respectively. During the nine months ended July 1, 2022 and July 2, 2021, the Company recorded a loss on the equity investment in dpiX Holding of $0.8 million and $1.1 million, respectively. The income and losses on the equity investment in dpiX Holding are included in Other (expense) income, net in the condensed consolidated statements of operations. The carrying value of the equity investment in dpiX Holding was $44.2 million and $45.0 million at July 1, 2022 and October 1, 2021, respectively.
    During the three months ended July 1, 2022 and July 2, 2021, the Company purchased glass transistor arrays from dpiX totaling $5.3 million and $4.8 million, respectively. During the nine months ended July 1, 2022 and July 2, 2021, the Company purchased glass transistor arrays from dpiX totaling $16.0 million and $13.8 million, respectively. These purchases of glass transistor arrays are included as a component of Inventories on the condensed consolidated balance sheets or Cost of revenues in the condensed consolidated statements of operations.
    As of July 1, 2022, and October 1, 2021, the Company had accounts payable to dpiX totaling $3.4 million and $2.8 million, respectively.
     In October 2013, the Company entered into an amended agreement with dpiX and other parties that provides the Company with the right to 50% of dpiX’s total manufacturing capacity. In addition, the Company is required to pay for 50% of dpiX's fixed costs, as determined at the beginning of each calendar year. In January 2022, the Company's fixed cost commitment was determined and approved by the dpiX board of directors to be $13.2 million for calendar year 2022. As of July 1, 2022, the Company estimated it has fixed cost commitments of $6.6 million related to this amended agreement through the remainder of calendar year 2022. The amended agreement will continue unless the ownership structure of dpiX changes (as defined in the amended agreement).
    The Company has determined that dpiX Holding is a variable interest entity because at-risk equity holders, as a group, lack the characteristics of a controlling financial interest. Majority votes are required to direct the manufacturing activities, legal operations and other activities that most significantly affect dpiX’s economic performance. The Company does not have majority voting rights and no power to unilaterally direct the activities of dpiX Holding and therefore is not the primary beneficiary of dpiX Holding. The Company’s exposure to loss as a result of its involvement with dpiX Holding is limited to the carrying value of the Company’s investment of $44.2 million and fixed cost commitments.

    In November 2018, the Company (through one of its wholly-owned subsidiaries) and CETTEEN GmbH (“CETTEEN”), formed a German limited liability company that governs the affairs and conduct of the business of VEC Imaging GmbH & Co. KG (“VEC”), a joint venture formed to develop technology for use in X-ray imaging components. In accordance with the VEC agreement, net profits or losses are allocated to the members in accordance with their ownership interest. The Company's investment in VEC is accounted for under the equity method of accounting. During the three months ended July 1, 2022, and July 2, 2021, the Company recorded a loss on the equity investment in VEC of $0.4 million and $0.4 million, respectively. During the nine months ended July 1, 2022, and July 2, 2021, the Company recorded a loss on the equity investment in VEC of $1.0 million and $0.9 million, respectively. The Company's investment in VEC was $2.3 million and $3.0 million at July 1, 2022 and October 1, 2021, respectively. At July 1, 2022, the Company had loans outstanding to VEC totaling $0.6 million and other receivables of $0.3 million, which are recorded in Prepaid expenses and other current assets in the condensed consolidated balance sheet.
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
    Cash outflows associated with these restructuring charges are limited to employee termination expenses, facility closure and equipment sales and disposals. Below is a detail of restructuring charges incurred during the three and nine months ended July 1, 2022 and July 2, 2021, respectively, which predominantly relate to the Company's Medical segment:

		Three Months Ended		Nine Months Ended
(In millions)	Location of Restructuring Charges in Condensed Consolidated Statements of Operations	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Other assets impairment charges	Selling, general and administrative	$—	$0.2	$1.8	$0.2
Accelerated depreciation	Cost of revenues	—	—	—	0.2
Severance costs	Selling, general and administrative	—	0.2	—	0.6
Total restructuring charges		$—	$0.4	$1.8	$1.0
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
Derivatives Designated as Hedging Instruments - Cash Flow Hedges
    During the third quarter of fiscal year 2022 the Company entered into forward contracts which have been designated as cash flow hedges and are intended to manage its risk of variability in foreign currency-denominated contracts. All changes in fair value of the derivatives designated as cash flow hedges are reported in Accumulated other comprehensive loss in the condensed consolidated balance sheet.

    As of July 1, 2022, the Company had the following outstanding derivatives designated as cash flow hedging instruments:

(In millions, except for number of instruments)	Number of Instruments	Notional Value
Forward Contracts	4	$7.9
    The following table summarizes the amount of pre-tax income recognized from derivative instruments for the periods indicated and the line items in the accompanying statements of operations where the results are recorded for cash flow hedges:

Amount of Loss Recognized in OCI on Derivative Three Months Ended
(In millions)	July 1, 2022
Forward Contracts	$(0.6)

Amount of Loss Recognized in OCI on Derivative Nine Months Ended
(In millions)	July 1, 2022
Forward Contracts	$(0.6)
    These derivative instruments are subject to master netting agreements giving effect to rights of offset with each counterparty. None of the balances were eligible for netting. The following table summarizes the gross fair values of derivative instruments as of the periods indicated and the line items in the accompanying condensed consolidated balance sheets where the instruments are recorded:

(In millions)		Derivative Liabilities
Derivatives designated as cash flow hedges	Balance sheet location	July 1, 2022
Forward Contracts	Accrued liabilities and other current liabilities	$0.6
Derivatives Designated as Hedging Instruments - Net Investment Hedges
    The Company uses cross currency swap contracts as net investment hedges to manage its risk of variability in foreign currency-denominated net investments in wholly-owned international operations. All changes in fair value of the derivatives designated as net investment hedges are reported in Accumulated other comprehensive loss along with the foreign currency translation adjustments on those investments.
    As of July 1, 2022, the Company had the following outstanding derivatives designated as net investment hedging instruments:

(In millions, except number of instruments)	Number of Instruments	Notional Value
Cross Currency Swap Contracts	3	$66.6
    The following table summarizes the amount of pre-tax income recognized from derivative instruments for the periods indicated and the line items in the accompanying statements of operations where the results are recorded for net investment hedges:

	Amount of Gain (Loss) Recognized in OCI on Derivative Three Months Ended		Location of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)	Amount of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing) Three Months Ended
(In millions)	July 1, 2022	July 2, 2021		July 1, 2022	July 2, 2021
Cross Currency Swap Contracts	$3.9	$(0.1)	Interest expense	$0.3	$0.3

	Amount of Gain (Loss) Recognized in OCI on Derivative Nine Months Ended		Location of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)	Amount of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing) Nine Months Ended
(In millions)	July 1, 2022	July 2, 2021		July 1, 2022	July 2, 2021
Cross Currency Swap Contracts	$5.0	$(1.3)	Interest expense	$0.9	$1.0

    These derivative instruments are subject to master netting agreements giving effect to rights of offset with each counterparty. None of the balances were eligible for netting. The following table summarizes the gross fair values of derivative instruments as of the periods indicated and the line items in the accompanying condensed consolidated balance sheets where the instruments are recorded:

(In millions)		Derivative Assets and Liabilities
Derivatives Designated as Net Investment Hedges	Balance Sheet Location	July 1, 2022	October 1, 2021
Cross Currency Swap Contracts	Prepaid expenses and other current assets	$1.3	$1.2
Cross Currency Swap Contracts	Other assets	2.5	—
Cross Currency Swap Contracts	Other long-term liabilities	—	2.4
Balance Sheet Hedges
    The Company also enters into foreign currency forward contracts to hedge fluctuations associated with foreign currency-denominated monetary assets and liabilities, primarily cash, lease contracts, third-party accounts receivable and payable, and intercompany accounts receivable and payables. These forward contracts expire within 30 days. These forward contracts are not designated for hedge accounting treatment; therefore, the change in fair value of these derivatives is recorded as a component of Other (expense) income, net and offsets the change in fair value of the foreign currency-denominated assets and liabilities, which are also recorded in Other (expense) income, net. The Company has not and does not intend to use derivative financial instruments for speculative or trading purposes.
    The following table shows the notional amounts of outstanding foreign currency contracts as of July 1, 2022:

	Notional Value of Derivatives not Designated as Hedging Instruments:
(In millions of equivalent USD)	Buy contracts	Sell contract
Chinese renminbi	$—	$9.1
Euro	—	7.1
Total Notional Value	$—	$16.2
7. FAIR VALUE
Assets and Liabilities Measured at Fair Value on a Recurring Basis
    The fair values of certain of the Company’s financial instruments, including bank deposits included in Cash and cash equivalents, Accounts receivable and Accounts payable approximate their fair values due to their short maturities. As of July 1, 2022, the fair values of the Company's Convertible Notes and Senior Secured Notes, as defined in Note 10, Borrowings and measured using Level 1 inputs, were $240.7 million and $231.8 million, respectively. As of October 1, 2021, the fair values of the Company's Convertible Notes and Senior Secured Notes, measured using Level 1 inputs, were $296.3 million and $304.8 million, respectively. The Company has elected to use the income approach to value its derivative instruments using standard valuation techniques and Level 2 inputs, such as currency spot rates, forward points and credit default swap spreads.
    In the tables below, the Company has segregated all assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

	Fair Value at July 1, 2022
(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$—	$23.5	$—	$23.5
Commercial Paper	—	29.3	—	29.3
Corporate Notes/Bonds	—	2.8	—	2.8
Government Agencies	—	0.2	—	0.2
Derivative assets	—	3.8	—	3.8
Total assets measured at fair value	$—	$59.6	$—	$59.6

Liabilities:
Derivative liabilities	$—	$0.6	$—	$0.6
Total liabilities measured at fair value	$—	$0.6	$—	$0.6

	Fair Value at October 1, 2021
(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$—	$88.2	$—	$88.2
Derivative assets	—	1.2	—	1.2
Total assets measured at fair value	$—	$89.4	$—	$89.4

Liabilities:
Derivative liabilities	$—	$2.4	$—	$2.4
Total liabilities measured at fair value	$—	$2.4	$—	$2.4
Marketable Securities
    The following is a summary of marketable securities, which are included within the Cash and cash equivalents, Prepaid expenses and other current assets, and Other assets balances on the condensed consolidated balance sheets.

	July 1, 2022
(In millions)	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Value
Commercial Paper	$29.3	$—	$—	$29.3
Corporate Notes/Bonds	2.8	—	—	2.8
Government Agencies	0.2	—	—	0.2
Total marketable securities	$32.3	$—	$—	$32.3
    On October 1, 2021, the Company did not hold any marketable securities.
    The contractual maturities of marketable securities as of July 1, 2022, are shown in the table below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	July 1, 2022
(In millions)	Amortized Costs	Fair Value
Contractual maturities:
Due within one year	$30.5	$30.5
Due after one year through five years	1.8	1.8
Total marketable securities	$32.3	$32.3
    During the three and nine months ended July 1, 2022, there were no gross realized gains or losses from the sale of certain marketable securities that were reclassified out of Accumulated other comprehensive loss.
    The following table summarizes the balance sheet locations for marketable securities:

	July 1, 2022
(In millions)	Commercial Paper	Corporate Notes/Bonds	Government Agencies	Total
Cash and cash equivalents	$21.9	$—	$—	$21.9
Prepaid expenses and other current assets	7.4	1.0	0.2	8.6
Other assets	—	1.8	—	1.8
Total marketable securities	$29.3	$2.8	$0.2	$32.3
8. INVENTORIES
    The following table summarizes the Company’s inventories:

(In millions)	July 1, 2022	October 1, 2021
Raw materials and parts	$238.0	$168.0
Work-in-process	25.7	20.4
Finished goods	36.6	36.4
Total inventories	$300.3	$224.8
9. GOODWILL AND INTANGIBLE ASSETS
    The following table reflects goodwill by reportable operating segment:

(In millions)	Medical	Industrial	Total
Balance at October 1, 2021	$173.9	$118.3	$292.2
Foreign currency translation adjustments	(2.9)	(2.1)	(5.0)
Balance at July 1, 2022	$171.0	$116.2	$287.2
    The following table reflects the gross carrying amount and accumulated amortization of the Company’s intangible assets:

	July 1, 2022			October 1, 2021
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired existing technology	$72.2	$(50.4)	$21.8	$74.2	$(45.5)	$28.7
Patents, licenses and other	12.5	(11.5)	1.0	12.8	(10.9)	1.9
Customer contracts and supplier relationship	50.1	(35.5)	14.6	51.1	(31.0)	20.1
Total intangible assets	$134.8	$(97.4)	$37.4	$138.1	$(87.4)	$50.7
    Amortization expense for intangible assets was $3.7 million and $4.2 million for the three months ended July 1, 2022 and July 2, 2021, respectively, and $11.2 million and $12.7 million for the nine months ended July 1, 2022 and July 2, 2021, respectively.

10. BORROWINGS
    The following table summarizes the Company's short-term and long-term debt:

	July 1, 2022	October 1, 2021
(In millions, except for percentages)	Amount	Amount	Contractual Interest Rate	Effective Interest Rate
Current maturities of long-term debt
Other debt	$2.5	$2.8
Total current maturities of long-term debt	$2.5	$2.8
Non-current maturities of long-term debt:
Convertible Senior Unsecured Notes	$200.0	$200.0	4.0%	10.9%
Senior Secured Notes	243.0	270.0	7.9%	8.2%
Other debt	5.1	7.8
Total non-current maturities of long-term debt:	$448.1	$477.8
Unamortized issuance costs and debt discounts
Unamortized discount - Convertible Notes	$(31.0)	$(37.6)
Unamortized issuance costs - Convertible Notes	(3.4)	(4.1)
Unamortized issuance costs - Senior Secured Notes	(3.6)	(4.4)
Total	$(38.0)	$(46.1)
Total debt outstanding, net	$412.6	$434.5

Equity component of Convertible Senior Unsecured Notes(1)	$49.7	$49.7
(1) Included in Additional paid-in capital on the condensed consolidated balance sheets.
    The following table summarizes the Company's interest expense:

	Three Months Ended		Nine Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Contractual interest coupon and other	$6.7	$8.0	$21.1	$23.9
Amortization of debt issuance costs	0.5	0.6	2.8	1.6
Amortization of debt discounts	2.2	2.0	6.5	5.8
Total interest expense	$9.4	$10.6	$30.4	$31.3
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

    On June 4, 2020 and June 5, 2020, Varex also entered into privately negotiated warrant transactions (collectively, the “Warrant Transactions” and, together with the Hedge Transactions, the “Call Spread Transactions”), whereby the Company sold warrants at a higher strike price relating to the same number of shares of Varex common stock that was initially covered by the Convertible Notes, subject to customary anti-dilution adjustments. The initial strike price of the warrants is $24.975 per share (subject to adjustment under the terms of the Warrant Transactions), which was 50% above the last reported sale price of Varex common stock on June 4, 2020. The Warrant Transactions could have a dilutive effect to the Company's stockholders to the extent that the market price per share of Varex common stock, as measured under the terms of the Warrant Transactions, exceeds the applicable strike price of the warrants. The number of shares underlying the Warrant Transactions is 9.6 million. The number of warrants outstanding as of July 1, 2022 was 9.6 million.
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
    On March 18, 2022, the Company redeemed $27 million of Senior Secured Notes, in accordance with the terms and conditions of the governing indenture, by paying cash of $28.7 million, inclusive of the redemption premium and accrued interest, and recognized a $1.2 million loss related to the redemption premium and the write-off of previously recorded debt issuance costs. The redemption price of the redeemed notes was 103% of the principal amount, plus accrued and unpaid interest from, and including, October 15, 2021 to, but excluding, the redemption date of March 18, 2022. As of July 1, 2022, the aggregate principal amount of the outstanding Senior Secured Notes was $243.0 million.
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
    The ABL Facility matures on the earlier of September 30, 2025 or 91 days prior to the maturity of the Convertible Notes, at which time all outstanding amounts under the ABL Facility will be due and payable. The maximum availability under our ABL Facility is $100.0 million; however, the borrowing base under the ABL Facility fluctuates from month-to-month depending on the amount of eligible accounts receivable, inventory, and real estate. As of July 1, 2022, the amount available under our ABL Facility was $97 million and the ABL Facility remains undrawn.
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
    At July 1, 2022, noncontrolling shareholders together held approximately 0.5 million shares of MeVis, representing 26.3% of the outstanding shares.
    Changes in noncontrolling interests were as follows:

	Nine Months Ended
(In millions)	July 1, 2022	July 2, 2021
Noncontrolling interests, at beginning of period	$13.2	$14.1
Net income attributable to noncontrolling interests	0.4	0.4
Other	(0.3)	(1.3)
Noncontrolling interests, at end of period	$13.3	$13.2
12. NET INCOME PER SHARE
    Basic net income per common share is computed by dividing the net income for the period by the weighted average number of shares of common stock outstanding during the reporting period. Diluted net income per common share reflects the effects of potentially dilutive securities, which is computed by dividing net income by the sum of the weighted average number of common shares outstanding and dilutive common shares.
    A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per common share is as follows:

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Net income attributable to Varex	$8.2	$12.0	$17.2	$8.7
Weighted average shares outstanding - basic	39.9	39.4	39.7	39.3
Dilutive effect of Convertible Notes	0.2	1.5	1.6	—
Dilutive effect of share-based awards and other	0.4	0.4	0.6	0.2
Weighted average shares outstanding - diluted	40.5	41.3	41.9	39.5
Net income per share attributable to Varex - basic	$0.21	$0.31	$0.43	$0.22
Net income per share attributable to Varex - diluted	$0.20	$0.29	$0.41	$0.22
Anti-dilutive share-based awards, excluded	3.2	2.8	3.0	2.9

    Potentially dilutive shares, which are based on the weighted-average shares of common stock underlying stock options, unvested stock awards, purchase rights granted under the employee stock purchase plan, warrants and Convertible Notes using the treasury stock method or the if-converted method, as applicable, are included when calculating diluted net income per share attributable to Varex when their effect is dilutive. As we intend to settle in cash the principal outstanding under our Convertible Notes, we apply the treasury stock method using our average share price during the period when calculating their potential dilutive effect, if any. Furthermore, in connection with the offering of our Convertible Notes, we entered into convertible note hedges and warrants (see Note 10, Borrowings). However, our convertible note hedges are not included when calculating potentially dilutive shares since their effect is always anti-dilutive.
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
    The table below summarizes the effect of recording share-based compensation expense and the option component of the employee stock purchase plan shares:

	Three Months Ended		Nine Months Ended
(In millions)	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Cost of revenues	$0.4	$0.4	$1.2	$1.0
Research and development	0.8	0.8	2.4	2.2
Selling, general and administrative	2.2	2.2	7.1	7.4
Total share-based compensation expense	$3.4	$3.4	$10.7	$10.6
Stock Option Activity
    The following table summarizes the activity for stock options under Varex’s 2020 Omnibus Stock Plan, 2017 Omnibus Stock Plan, and 2017 Employee Stock Purchase Plan:

	Options Outstanding
(In thousands, except per share amounts and the remaining term)	Options	Price Range	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value(1)
Outstanding at October 1, 2021	2,811	$13.61 - $37.60	$28.69	4.7	$5,161
Granted	319	$30.95 - $30.95	30.95
Canceled, expired or forfeited	(86)	$25.17 - $30.74	30.17
Exercised	(138)	$13.61 - $30.74	27.11
Outstanding at July 1, 2022	2,906	$13.61 - $37.60	$28.97	4.9	$1,396

Exercisable at July 1, 2022	2,007	$13.61 - $37.60	$29.97	3.3	$590
(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and the closing price of Varex common stock of $21.33 as of July 1, 2022, the last trading date of the Company's third quarter, and which represents the amount that would have been received by the option holders had all option holders exercised their options and sold the shares received upon exercise as of that date.

Restricted Stock Units
    The following table summarizes the activity for restricted stock units under Varex’s 2020 Omnibus Stock Plan and 2017 Omnibus Stock Plan:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant-Date Fair Value
Outstanding at October 1, 2021	1,080	$23.25
Granted	389	27.57
Vested	(266)	29.23
Canceled or expired	(46)	21.30
Outstanding at July 1, 2022	1,157	$23.39
14. TAXES ON INCOME
    For the three months ended July 1, 2022, the Company recognized income tax expense of $5.1 million on $13.5 million of pre-tax income. For the three months ended July 2, 2021, the Company recognized income tax expense of $3.1 million on $15.3 million of pre-tax income. For the nine months ended July 1, 2022, the Company recognized income tax expense of $12.8 million on $30.4 million of pre-tax income. For the nine months ended July 2, 2021, the Company recognized income tax expense of $4.7 million on $13.8 million of pre-tax income. The Company is unable to recognize a tax benefit for pre-tax book losses in certain foreign jurisdictions but has recognized tax expense for profitable foreign jurisdictions.
    The Company's tax expense for the three and nine months ended July 1, 2022 increased, primarily due to increased pre-tax income in certain jurisdictions, valuation allowance positions in the United States on deferred tax attributes, and losses in certain foreign jurisdictions for which no benefit can be recorded.
    The Company is maintaining its reinvestment assertion with respect to foreign earnings for the quarter ended July 1, 2022, which is that earnings prior to fiscal year 2018 are permanently reinvested, but post fiscal year 2017 earnings are not permanently reinvested. Furthermore, all earnings with respect to certain foreign subsidiaries, located primarily in Sweden and Finland, are indefinitely reinvested in those countries. Due to the level of earnings available for repatriation, the treaty benefits applicable to jurisdictions in which those earnings are located, and the now favorable U.S. tax treatment of repatriated foreign earnings, the amount of deferred tax liability recorded related to the potential repatriation is approximately $0.3 million. This estimated liability is for U.S. State income taxes and foreign withholding taxes that are expected to apply when the foreign earnings are repatriated.
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
    Information related to the Company’s segments is as follows:

	Three Months Ended		Nine Months Ended
(In millions)	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Revenues, net
Medical	$167.1	$167.3	$493.2	$463.1
Industrial	47.4	43.9	134.8	128.7
Total revenues	214.5	211.2	628.0	591.8
Gross profit
Medical	54.3	56.5	153.7	146.3
Industrial	19.1	17.6	55.3	49.6
Total gross profit	73.4	74.1	209.0	195.9
Total operating expenses	50.4	48.4	145.4	148.3
Interest and other expense, net	(9.5)	(10.4)	(33.2)	(33.8)
Income before taxes	13.5	15.3	30.4	13.8
Income tax expense	5.1	3.1	12.8	4.7
Net income	8.4	12.2	17.6	9.1
Less: Net income attributable to noncontrolling interests	0.2	0.2	0.4	0.4
Net income attributable to Varex	$8.2	$12.0	$17.2	$8.7
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
Overview
    Varex Imaging Corporation is a leading innovator, designer and manufacturer of X-ray tubes, digital detectors, linear accelerators and other image software processing solutions, which are critical components in a variety of X-ray based imaging equipment. Our components are used in medical diagnostic imaging, security inspection systems, and industrial quality inspection systems, as well as for analysis and measurement applications in industrial manufacturing applications. Global original equipment manufacturers (“OEMs”) incorporate our X-ray imaging components in their systems to detect, diagnose, protect and inspect. Varex has approximately 2,200 full-time equivalent employees, located at manufacturing and service center sites in North America, Europe, and Asia.
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
    We continue to experience logistics, supply chain, and manufacturing challenges that we expect will continue throughout calendar year 2022. The supply chain challenges related to certain components have become more pronounced, and shortages in raw materials have become more widespread, since the beginning of this calendar year. We continue to experience shortages of certain materials and have used more of our inventory on hand of those materials than we have used historically. In addition, we are purchasing more materials that are critical to our processes, often at higher costs. Shortages of materials, particularly micro-controller chips and associated electronic components, have caused and may continue to cause, delays in manufacturing products for our customers. In some cases, raw material shortages and delivery delays from our suppliers are communicated to us with very little advanced warning, which has caused operational and customer order fulfillment challenges. During fiscal year 2021, inventory levels declined and in fiscal year 2022 it has continued to be difficult to replenish certain components of that inventory. While we are dedicating significant resources to manage, mitigate, and resolve these issues, we currently expect supply chain challenges to continue to impact our ability to deliver products to our customers over the next several quarters.
    In connection with these supply chain disruptions, we have experienced inflationary increases of certain raw materials, as well as increases in logistics, transportation and labor costs. Increased freight charges and shipping delays became more common during the pandemic and subsequent periods, and are expected to continue into the foreseeable future. Due to the rising cost environment, in addition to ongoing expense management, we have raised prices on certain products. While we expect to make pricing adjustments throughout fiscal year 2022, our margins could be impacted by rising costs.
    During the three months ended July 1, 2022, our manufacturing facilities continued to operate without significant disruption due to employee absences. While we have from time to time taken significant precautions to maintain employee safety, such as implementing mask requirements, encouraging vaccination, and periodically asking non-production related employees to work from home when possible, we have experienced and may in the future experience, COVID-19 related employee absences that make it more difficult to manufacture our products.
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
    The COVID-19 pandemic had a significant effect on hospitals, clinics and outpatient imaging centers as they encountered declines in elective procedures volume. As a result, they reduced the capital purchases of imaging equipment from OEMs, which led to lower demand for X-ray imaging components for us. Additionally, equipment installations were delayed, due to reduced access to healthcare institutions. Partially offsetting this was an increased demand for imaging equipment used to diagnose respiratory diseases, such as radiographic X-ray imaging systems and CT imaging systems. The Company has experienced growth in demand for its products as health systems globally have continued to address healthcare services gaps. However, the Company has not been able to convert all the demand into sales due to on-going supply chain related interruptions and uncertainties, particularly with the availability of micro-controller chips and other electronic components. As a result, uncertainty in overall sales volume is expected to continue at least for the remainder of calendar year 2022.
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
    In recent years our business in China has been impacted by the trade war with the United States in three principal ways: (1) importing raw materials from China to the United States has become more expensive, (2) importing raw materials and sub-assemblies from the United States to China has become more expensive, and (3) importing finished U.S. manufactured products into China has become more difficult and expensive. Recently the governments of both the United States and China have granted tariff exclusions which temporarily eliminate the additional duties payable for specific commodities, providing partial relief. However, U.S. exclusions possess a calendar year-end expiration and Chinese exclusions must be solicited and approved on a shipment-by-shipment basis. There is no guarantee that such exclusions will be granted or extended by either government. In order to mitigate the impact of tariffs on materials imported from China, we have implemented changes to secure more non-China sources of materials used to manufacture our X-ray imaging products. To help mitigate the impact of tariffs, and to be closer to our global customer base, we continue to expand manufacturing capabilities at our facilities in China, Germany and the Philippines. We have also implemented local sourcing strategies to offer local content. This local-for-local strategy has been well received by both our local customers as well as global OEMs, and acts as a natural hedge against trade wars and other potential supply chain disruptions.
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
    The economic downturn triggered by the COVID-19 pandemic reduced the demand for X-ray imaging equipment utilized in the non-destructive testing market as manufacturers focused on cash preservation and reduced spending for capital equipment. However, we have seen improved conditions in this market, which continued during the three months ended July 1, 2022.

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
Fiscal Year
    The fiscal years of the Company as reported are the 52 or 53-week period ending on the Friday nearest September 30. Fiscal year 2022 is the 52-week period ending September 30, 2022. Fiscal year 2021 was the 52-week period that ended on October 1, 2021. The fiscal quarters ended July 1, 2022 and July 2, 2021 were both 13-week periods. The three fiscal quarters ended July 1, 2022 and July 2, 2021 were both 39-week periods.
Discussion of Results of Operations for the Three Months Ended July 1, 2022 Compared to the Three Months Ended July 2, 2021
Revenues, net

	Three Months Ended
(In millions)	July 1, 2022	July 2, 2021	$ Change	% Change
Medical	$167.1	$167.3	$(0.2)	(0.1)%
Industrial	47.4	43.9	3.5	8.0%
Total revenues	$214.5	$211.2	$3.3	1.6%
Medical as a percentage of total revenues	77.9%	79.2%
Industrial as a percentage of total revenues	22.1%	20.8%
    Medical revenues decreased $0.2 million, primarily due to decreased sales of digital detectors for dynamic imaging applications partially offset by higher sales of CT X-ray tubes. Medical sales were particularly strong in CT, oncology, and dental modalities.
    Industrial revenues increased $3.5 million, primarily due to increased sales of digital detectors for dynamic imaging applications and non-destructive inspection applications.

Gross Profit

	Three Months Ended
(In millions)	July 1, 2022	July 2, 2021	$ Change	% Change
Medical	$54.3	$56.5	$(2.2)	(3.9)%
Industrial	19.1	17.6	1.5	8.5%
Total gross profit	$73.4	$74.1	$(0.7)	(0.9)%
Medical gross margin	32.5%	33.8%
Industrial gross margin	40.3%	40.1%
Total gross margin	34.2%	35.1%
    The decrease in Medical gross profit was primarily due to the decreased sales of digital detectors for dynamic imaging applications, higher freight, and increased material costs.
    The Industrial segment gross profit increased primarily as a result of increased sales of digital detectors for dynamic imaging applications and non-destructive inspection applications, partially offset by higher freight and material costs.
Operating Expenses

	Three Months Ended
(In millions)	July 1, 2022	July 2, 2021	$ Change	% Change
Research and development	$20.2	$19.2	$1.0	5.2%
As a percentage of total revenues	9.4%	9.1%
Selling, general and administrative	$30.2	$29.2	$1.0	3.4%
As a percentage of total revenues	14.1%	13.8%
Operating expenses	$50.4	$48.4	$2.0	4.1%
As a percentage of total revenues	23.5%	22.9%
Research and Development
    We are committed to investing in the business to support long-term growth and believe long-term research and development expenses of approximately 8% to 10% of annual revenues is the appropriate range that will allow us to innovate and bring new products to market for our global OEM customers. Research and development costs increased to 9.4% of revenues for the third quarter of 2022, primarily due to increased spending on material costs supporting research and development initiatives.
Selling, General and Administrative
    Selling, general and administrative expenses for the third quarter of 2022 increased $1.0 million and increased to 14.1% of total revenues, primarily due to increased legal costs compared to the prior year.
Interest and Other Expense, Net
    The following table summarizes the Company’s interest and other expense, net:

	Three Months Ended
(In millions)	July 1, 2022	July 2, 2021	$ Change
Interest income	$0.1	$—	$0.1
Interest expense	(9.4)	(10.6)	1.2
Other (expense) income, net	(0.2)	0.2	(0.4)
Interest and other expense, net	$(9.5)	$(10.4)	$0.9
    Interest expense decreased due to the redemption of $27 million of our Senior Secured Notes in March 2022 and the redemption of $30 million of our Senior Secured Notes in July 2022, as well as reduced fees on the ABL agreement.
    Other (expense) income, net increased due to losses in certain investments in privately-held companies being higher for the three months ended July 1, 2022, compared to the three months ended July 2, 2021, partially offset by reduced foreign exchange expense during the three months ended July 1, 2022 compared to the three months ended July 2, 2021.

Taxes on Income (Loss)
    For the three months ended July 1, 2022, we recognized income tax expense of $5.1 million on $13.5 million of pre-tax income. For the three months ended July 2, 2021, we recognized income tax expense of $3.1 million on $15.3 million of pre-tax loss. Our tax expense for the three months ended July 1, 2022 increased primarily due to increased pre-tax income in certain jurisdictions, valuation allowance positions in the United States on deferred tax attributes, and losses in certain foreign jurisdictions for which no benefit can be recorded.
Discussion of Results of Operations for the Nine Months Ended July 1, 2022 Compared to the Nine Months Ended July 2, 2021
Revenues

	Nine Months Ended
(In millions)	July 1, 2022	July 2, 2021	$ Change	% Change
Medical	$493.2	$463.1	$30.1	6.5%
Industrial	134.8	128.7	6.1	4.7%
Total revenues	$628.0	$591.8	$36.2	6.1%
Medical as a percentage of total revenues	78.5%	78.3%
Industrial as a percentage of total revenues	21.5%	21.7%
    Medical revenues increased $30.1 million, primarily due to increased sales of CT X-ray tubes. The increase in medical sales was particularly strong in CT and oncology modalities.
    Industrial revenues increased $6.1 million, primarily due to increased sales of X-ray tubes, digital detectors for dynamic imaging applications, and non-destructive inspection applications.
Gross Profit

	Nine Months Ended
(In millions)	July 1, 2022	July 2, 2021	$ Change	% Change
Medical	$153.7	$146.3	$7.4	5.1%
Industrial	55.3	49.6	5.7	11.5%
Total gross profit	$209.0	$195.9	$13.1	6.7%
Medical gross margin %	31.2%	31.6%
Industrial gross margin %	41.0%	38.5%
Total gross margin %	33.3%	33.1%
    The increase in Medical gross profit was primarily due to higher CT X-ray application volumes compared to the prior year nine-month period partially offset by increased freight and raw materials costs.
    The Industrial gross profit increased primarily due to increased sales of X-ray tubes and digital detectors for dynamic imaging applications, partially offset by higher freight and material costs.
Operating Expenses

	Nine Months Ended
(In millions)	July 1, 2022	July 2, 2021	$ Change	% Change
Research and development	$56.8	$54.1	$2.7	5.0%
As a percentage of total revenues	9.0%	9.1%
Selling, general and administrative	$88.6	$94.2	$(5.6)	(5.9)%
As a percentage of total revenues	14.1%	15.9%
Operating expenses	$145.4	$148.3	$(2.9)	(2.0)%
As a percentage of total revenues	23.2%	25.1%

 Research and Development
    We are committed to investing in the business to support long-term growth and believe long-term research and development expenses of approximately 8% to 10% of annual revenues is the appropriate range that will allow us to innovate and bring new products to market for our global OEM customers. Research and development costs remained at 9.0% of total revenues due to the relative increase in revenue as compared to the increase in research and development costs.
Selling, General and Administrative
    Selling, general and administrative expenses for the nine months ended July 1, 2022, decreased to 14.1% of sales primarily due to lower compensation costs, reduced external audit fees and higher revenue.
Interest and Other Expense, Net
    The following table summarizes the Company’s interest and other income (expense), net:

	Nine Months Ended
(In millions)	July 1, 2022	July 2, 2021	$ Change
Interest income	$0.2	$—	$0.2
Interest expense	(30.4)	(31.3)	0.9
Other expense, net	(3.0)	(2.5)	(0.5)
Interest and other expense, net	$(33.2)	$(33.8)	$0.6
    Interest and other expense, net decreased during the nine months ended July 1, 2022 due to the redemption of $27 million of our Senior Secured Notes in March 2022 and the redemption of $30 million of our Senior Secured Notes in July 2021, as well as reduced fees on the ABL agreement.
    Other expense, net increased during the nine months ended July 1, 2022 as compared to the nine months ended July 2, 2021, primarily due to losses related to foreign exchange impacts.
Taxes on Income (Loss)
    For the nine months ended July 1, 2022, we recognized an income tax expense of $12.8 million on $30.4 million of pre-tax income. For the nine months ended July 2, 2021, the Company recognized income tax expense of $4.7 million on $13.8 million of pre-tax loss. Our tax expense for the nine months ended July 1, 2022 increased, compared to the prior year, primarily due to pre-tax income in certain jurisdictions, valuation allowances in the United States on deferred tax attributes, and losses in certain foreign jurisdictions for which no benefit can be recorded.
Liquidity and Capital Resources
    We assess our liquidity in terms of our ability to generate cash to fund our operations, including working capital and investing activities. We believe that our operating cash flow, cash on our balance sheet and availability under our ABL Facility are sufficient to meet our anticipated operating cash needs for at least the next 12 months and will be sufficient to allow us to continue to invest in our existing businesses, consummate strategic acquisitions and manage our capital structure on a short and long-term basis. We are currently not aware of any trends or demands, commitments, events, or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way that will impact our capital needs during or beyond the next 12 months. The maximum availability under our ABL Facility is $100.0 million; however, the borrowing base under the ABL Facility fluctuates from month-to-month depending on the amount of eligible accounts receivable, inventory, and real estate. As of July 1, 2022 the amount available under our ABL Facility was $97 million, and the ABL Facility remains undrawn. See Part II, Item 1A. “Risk Factors” for a further discussion. At July 1, 2022 we had total debt of $412.6 million net of discounts and deferred issuance costs of $38.0 million.

Cash and Cash Equivalents and Marketable Securities
    The following table summarizes our cash and cash equivalents and marketable securities:

(In millions)	July 1, 2022	October 1, 2021	$ Change
Cash and cash equivalents	$99.6	$144.6	$(45.0)
Marketable securities not included in cash and cash equivalents	10.4	—	10.4
Total	$110.0	$144.6	$(34.6)
Borrowings
    The following table summarizes the changes in our debt outstanding:

	July 1, 2022	October 1, 2021
(In millions, except for percentages)	Amount	Amount	$ Change
Current maturities of long-term debt
Other debt	$2.5	$2.8	$(0.3)
Total current maturities of long-term debt	$2.5	$2.8	$(0.3)
Non-current maturities of long-term debt:
Convertible Senior Unsecured Notes	$200.0	$200.0	$—
Senior Secured Notes	243.0	270.0	(27.0)
Other debt	5.1	7.8	(2.7)
Total non-current maturities of long-term debt:	$448.1	$477.8	$(29.7)
Unamortized issuance costs and debt discounts
Unamortized discount - Convertible Notes	$(31.0)	$(37.6)	$6.6
Unamortized issuance costs - Convertible Notes	(3.4)	(4.1)	0.7
Unamortized issuance costs - Senior Secured Notes	(3.6)	(4.4)	0.8
Total	$(38.0)	$(46.1)	$8.1
Total debt outstanding, net	$412.6	$434.5	$(21.9)
Cash Flows

	Nine Months Ended
(In millions)	July 1, 2022	July 2, 2021
Net cash flow provided by (used in):
Operating activities	$(0.2)	$42.0
Investing activities	(20.9)	(12.9)
Financing activities	(24.0)	(1.3)
Effects of exchange rate changes on cash and cash equivalents and restricted cash	(0.1)	(0.1)
Net (decrease) increase in cash and cash equivalents and restricted cash	$(45.2)	$27.7
    Net cash (used in) provided by operating activities. Net cash (used in) provided by operating activities was $(0.2) million and $42.0 million for the nine months ended July 1, 2022 and July 2, 2021, respectively. The decrease in cash provided by operating activities was primarily due to increased purchases of inventory, partially offset by an increase in accounts payable.
    Net cash used in investing activities. Net cash used in investing activities was $20.9 million and $12.9 million for the nine months ended July 1, 2022 and July 2, 2021, respectively. The increase in cash used in investing activities was primarily due to the purchase of marketable securities during the nine months ended July 1, 2022.
    Net cash used in financing activities. Net cash used in financing activities was $24.0 million and $1.3 million for the nine months ended July 1, 2022 and July 2, 2021, respectively. The increase in cash used in financing activities was primarily due to the redemption of $27 million of the Senior Secured Notes during the nine months ended July 1, 2022.

Contractual Obligations
    In October 2013, we entered into an amended agreement with dpiX and other parties that, among other things, provides us with the right to 50% of dpiX’s total manufacturing capacity produced after January 1, 2014. The amended agreement requires us to pay for 50% of the fixed costs (as defined in the amended agreement), as determined at the beginning of each calendar year. As of July 1, 2022, we estimate that we have fixed cost commitments of $6.6 million related to this amended agreement through the remainder of calendar year 2022. The amended agreement will continue unless the ownership structure of dpiX changes (as defined in the amended agreement).
    In October 2015, pursuant to a Domination and Profit and Loss Transfer Agreement (the “MeVis Agreement”), we committed to pay the noncontrolling shareholders of MeVis an annual recurring net compensation of €0.95 per MeVis share. The annual net payment will continue for the life of the MeVis Agreement, which we anticipate will continue for as long as we remain as the controlling shareholder of MeVis. As of July 1, 2022, noncontrolling shareholders together held approximately 0.5 million shares of MeVis, representing 26.3% of the outstanding shares.
    During the third quarter of fiscal year 2020, we entered into a purchase agreement with a supplier to acquire certain equipment and intellectual property from the supplier that is utilized to manufacture X-ray cables utilized in our products. As of July 1, 2022, there has been no transfer of control of the underlying equipment. This acquisition is expected to be completed during the 2022 fiscal year and the total consideration to be paid by us for the acquired assets is expected to be ¥1,084.7 million or approximately $8.0 million, subject to potential decreases for costs incurred by the Company. On April 14, 2022, we entered into a foreign currency hedge related to this Japanese Yen payment, which is expected to fix the purchase price of these assets at approximately $7.9 million.
Contingencies
    From time to time, the we are a party to or otherwise involved in legal proceedings, government inspections, investigations, customs and duty audits, and other claims and contingency matters, both inside and outside the United States, arising in the ordinary course of its business or otherwise. We accrue amounts for probable losses, to the extent they can be reasonably estimated, that we believe are adequate to address any liabilities related to legal proceedings and other loss contingencies that we believe will result in a probable loss (including, among other things, probable settlement value). A loss or a range of loss is disclosed when it is reasonably possible that a material loss will be incurred and can be estimated or when it is reasonably possible that the amount of a loss, when material, will exceed the recorded provision. We did not have any material contingent liabilities as of July 1, 2022 and October 1, 2021. Legal expenses are expensed as incurred.
Days Sales Outstanding
    Trade accounts receivable days sales outstanding (“DSO”) was 67 days at July 1, 2022 and 62 days at October 1, 2021. Our accounts receivable and DSO are impacted by a number of factors, including the timing of product shipments, collections performance, payment terms, the mix of revenues from different regions and the effects of economic instability.
Recent Accounting Standards or Updates Not Yet Effective
    See Note 1, Summary of Significant Accounting Policies, of the notes to the accompanying condensed consolidated financial statements for a description of recent accounting standards, including the expected dates of adoption and the estimated effects on our condensed consolidated financial statements.
Backlog
    Backlog is the accumulation of all orders for which revenues have not been recognized and are still considered valid. Backlog also includes a small portion of billed service contracts that are included in deferred revenue. Our estimated total backlog at July 1, 2022 was approximately $456 million.
    Orders may be revised or canceled, either according to their terms or as customers' needs change. In addition, our ability to convert backlog into revenue may be impacted by on-going supply chain related interruptions and uncertainties. Consequently, it is difficult to predict with certainty the amount of backlog that will result in revenues. We perform a quarterly review to verify that outstanding orders in the backlog remain valid. Aged orders that are not expected to be converted to revenues are deemed dormant and are reflected as a reduction in the backlog amounts in the period identified.
    In addition to orders for which revenues have not been recognized and are still considered valid, we have pricing agreements with many of our established customers that span multi-year periods. These pricing agreements include volume ranges under which orders are placed.

Item 3. Quantitative and Qualitative Disclosures about Market Risks
    We are exposed to four primary types of market risks: foreign currency exchange rate risk, credit and counterparty risk, interest rate risk, and commodity price risk.
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
    We may enter into foreign currency forward and option contracts with financial institutions to protect against foreign exchange risks associated with certain existing assets and liabilities, net investments in foreign subsidiaries, and forecast purchases denominated in foreign currencies. We may hedge portions of forecasted foreign currency exposure, typically for one to three months. In addition, we hold a cross-currency swap between the Euro and U.S. Dollar as a Net Investment Hedge of our acquisition of Direct Conversion. Depending on the spot rate between the Euro and U.S. Dollar at the time of settlement and whether we have sufficient Euros available, we may have to borrow incrementally in U.S. Dollars to settle this obligation. Additionally, we may choose not to hedge certain foreign exchange exposures for a variety of reasons including, but not limited to, accounting considerations, the prohibitive economic cost of hedging particular exposures, or due to natural offsets among the different exposures. See Note 6, Financial Derivatives and Hedging Activities,of the notes to our condensed consolidated financial statements for further information.
Credit and Counterparty Risk
    We use a centralized approach to manage substantially all of our cash and to finance our operations. Our cash and cash equivalents and marketable securities may be exposed to a concentration of credit risk, and we may also be exposed to credit risk and interest rate risk to the extent that we enter into credit facilities.
    We perform ongoing credit evaluations of our customers, and we maintain what we believe to be strong credit controls in evaluating and granting customer credit, including performing ongoing evaluations of our customers’ financial condition and creditworthiness and often using letters of credit and requiring certain Industrial customers to provide a down payment.
Interest Rate Risk
    Borrowings under our ABL Facility bear interest at floating interest rates. At July 1, 2022, we had no borrowings subject to floating interest rates. See Note 10, Borrowings, of the notes to our condensed consolidated financial statements for further information.
    Our exposure to interest rate risk also is related to our interest-bearing assets, primarily our cash and cash equivalents and marketable securities. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fluctuate due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates.
Commodity Price Risk
    We are exposed to market risks related to volatility in the prices of raw materials used in our products. The prices of these raw materials fluctuate in response to changes in supply and demand fundamentals and our product margins and level of profitability tend to fluctuate with changes in these raw materials prices. We try to protect against such volatility through various business strategies. During the three and nine months ended July 1, 2022, we did not have any commodity derivative instruments in place to manage our exposure to price changes.

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
    The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of July 1, 2022, and based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.
Changes in Internal Control Over Financial Reporting
    During the quarter ended July 1, 2022, there were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
    We are subject to various claims, complaints and legal actions in the normal course of business from time to time. We are not aware of any currently pending litigation for which the outcome could have a material adverse effect on our operations or financial position.
Item 1A. Risk Factors
Summary of Principal Risk Factors
    Investing in our common stock involves risks. See below and Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risks for a discussion of the following principal risks and other risks that make an investment in Varex speculative or risky:
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
•We sell products and services to a limited number of original equipment manufacturer (“OEM”) customers, many of which are also competitors, and a reduction in or loss of business of one or more of these customers may materially reduce our sales.
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
•Conversion of our Convertible Notes may dilute the ownership interest of our stockholders or may otherwise depress the market price of our common stock.
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
    The pandemic caused by the spread of COVID-19 adversely impacted our operations, cash flow, and financial position. For example, increases in COVID-19 related employee absences have made it more difficult from time to time, and may in the future make it more difficult from time to time to manufacture our products. The pandemic has also created significant volatility, uncertainty and economic disruption. Emerging variants and uneven vaccination rates across the globe could lead to additional volatility, uncertainty, and economic disruption. New or continuing outbreaks of COVID-19 could lead to future decreases in demand for our products. The actions taken to combat COVID-19 could have a negative impact on future operating results, cash flows and financial condition. Local government lockdowns or prohibitions on travel could adversely affect our ability to manufacture or sell our products. For example, the Chinese government has closed, and may in the future close, our factory in China for extended periods of time to combat COVID-19 infection rates in the region. This could impact our ability to manufacture our products and provide service to our customers in the region. We believe that COVID-19’s adverse impact on our operating results, cash flows and financial condition will be primarily driven by: the severity and duration of the COVID-19 pandemic; the COVID-19 pandemic’s impact on the United States and international healthcare systems, the U.S. economy and worldwide economy; and the timing, scope and effectiveness of U.S. and international governmental responses to the COVID-19 pandemic and associated economic disruptions. In addition, government action related to the COVID-19 pandemic, such as potential vaccine mandates or testing requirements, could have an adverse impact on our business and operating results by, among other things, increasing costs to verify compliance and making it more difficult to retain existing employees or hire new workers. See Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information regarding the risks related to COVID-19 on our business.
Our business and financial results may be adversely affected by the effects of inflation
    Inflation has the potential to adversely affect our liquidity, business, financial condition and results of operations by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, shipping costs, supply shortages, increased costs of labor, weakening exchange rates and other similar effects. As a result of inflation, we have experienced and may continue to experience, cost increases. Although we may take measures to mitigate the impact of this inflation, if these measures are not effective, our business, financial condition, results of operations and liquidity could be materially adversely affected. Even if such measures are effective, the benefits of such measures may not be realized until after the costs of inflation have been incurred.
We sell our products and services to a limited number of OEM customers, many of which are also its competitors, and a reduction in or loss of business of one or more of these customers may materially reduce our sales.
    We had one customer during the three months ended July 1, 2022 that accounted for 17% of our revenue. Our ten largest customers as a group accounted for approximately 51% and 52% of our revenue for the three months ended July 1, 2022 and July 2, 2021, respectively. Our ten largest customers as a group accounted for approximately 50% and 51% of our revenue for the nine months ended July 1, 2022 and July 2, 2021, respectively.
    We sell our products to a limited number of OEM customers, many of which are also our competitors with in-house X-ray component manufacturing operations. Although we seek to broaden our customer base, we will continue to depend on sales to a relatively small number of major customers. Because we often take significant time to replace lost business, it is likely that our operating results would be materially and adversely affected if one or more of our major OEM customers were to cancel, delay, or reduce orders in the future.
    Furthermore, we generate significant accounts receivables from the sale of our products and the provision of services directly to our major customers. If one or more of these customers were to cancel a product order or service contract (whether in accordance with its terms or otherwise), become insolvent or otherwise be unable or fail to pay for our products and services, our operating results and financial condition could be materially and adversely affected.
We may not be able to accurately predict the demand for our products by our customers.
    End-user product demand, economic uncertainties, the COVID-19 pandemic, natural disasters, and other matters beyond our control make it difficult for our customers to accurately forecast and plan future business activities; which makes it difficult for us to accurately predict the demand for our products. Because the manufacture of our products requires some lead-time, changes in customer purchasing forecasts have previously impacted our business, resulting in excess inventory and slowdowns in sales. Similar inventory adjustments and slowdowns in sales are likely to occur in the future. Changes to customer forecasts can occur on short notice. Our customers also face inherent competitive issues and new product introduction delays which can result in changes in forecasts. The market and regulatory risks faced by our customers also ultimately impact our ability to forecast future business. Our agreements for imaging components, such as our three-year pricing agreement with Canon Medical Systems, may contain purchasing estimates that are based on our customers’ historical purchasing patterns rather than firm commitments, and actual purchasing volumes under the agreements may vary significantly from these estimates. The variation from forecasted purchasing volume may be due, in part, to the increasing life of X-ray tubes, which can result in reduced demand for replacement X-ray tubes in ways we may not be able to accurately forecast. Reductions in purchasing patterns have in the past and may in the future materially and adversely affect our operating results. In the past, decreased economic activity associated with the COVID-19 pandemic had a significant negative impact on the demand for our industrial products and a similar impact could occur again.

We compete in highly competitive markets, and we may lose business to our customers or other companies with greater resources or the ability to develop more effective technologies, or we could be forced to reduce our prices.
    We compete in a market characterized by rapidly-evolving technology, intense competition and pricing pressure. We often compete with companies that have greater financial, marketing and other resources than us. Some of the major diagnostic imaging systems companies, which are the primary OEM customers for our X-ray components, also manufacture X-ray components, including X-ray tubes, for use in their own imaging systems products. We must compete with these in-house manufacturing operations for business. If these customers manufacture a greater percentage of their components in-house or otherwise decrease purchases from external sources, which may occur for a number of reasons, including a strong U.S. Dollar, or a general economic slowdown, we could experience reductions in purchasing volume by, or loss of, one or more of these customers. Such a reduction or loss may have a material and adverse effect on our business. In addition, we compete against other stand-alone, independent X-ray tube manufacturers for both the OEM business of major diagnostic imaging equipment manufacturers and the independent servicing business for X-ray tubes.
    The market for flat panel detectors is also very competitive, and we face intense competition from over a dozen smaller competitors. As a result of these competitive dynamics, to effectively retain the business of our customers and compete with our competitors we must have an advantage in one or more significant areas, such as lower product cost, better product quality and/or superior technology and/or performance. We have made price concessions to maintain existing customers and attract new customers, and may have to make additional price concessions in the future.
    In our Industrial segment, we compete with other OEM suppliers primarily outside of the United States. The market for our X-ray tube and flat panel products used for nondestructive testing in industrial applications is small and highly fragmented. Some of our competitors outside of the United States may have resources and support from their governments that we do not, such as preferences for local manufacturers, and may not be subject to the same trade compliance regulations as us. Therefore, our ability to compete in certain high-growth markets may be limited compared to our competitors.
    Our competitors could develop technologies and products that are more effective than those we currently use or produce or that could render our products obsolete or noncompetitive. In addition, the timing of our competitors’ introduction of products into the market could affect the market acceptance and sales of our products. Some competitors offer specialized products that provide, or may be perceived by customers to provide, an advantage over our products. Also, some of our non-U.S. competitors may not be subject to the same standards, regulatory and/or other legal requirements to which we are subject and, therefore, they could have a competitive advantage in developing, manufacturing and marketing products and services. Any inability to develop, gain regulatory approval for and supply commercial quantities of competitive products to the market as quickly and effectively as our competitors could limit market acceptance of our products and reduce our sales. Any of these competitive factors could negatively and materially affect our pricing, sales, revenues, market share and gross margins and our ability to maintain or increase our operating margins.
Our success depends on the successful development, introduction, and commercialization of new generations of products and enhancements to or simplifications of existing product lines.
    We operate in a market characterized by rapid change and technological innovation, particularly with respect to flat panel technology. Our customers use our products in their medical diagnostic, security, and industrial imaging systems, and we must continually introduce new products at competitive costs while also improving existing products with higher quality, lower costs, and increased features. To be successful, we must anticipate our customers’ needs and demands, as well as potential shifts in market preferences. Our failure to do so has in the past resulted, and may in the future result, in the loss of customers and an adverse impact to our financial performance. With a relatively strong U.S. Dollar, our ability to meet our customers’ pricing expectations is particularly challenging and may result in erosion of product margin and market share.
    We have in the past spent, and in the future may need to spend, more time and money than we expect to develop, market and introduce new products or enhancements, and, even if we succeed, we may not be able to recover all or a meaningful part of our investment. Once introduced, new products may materially and adversely impact sales of our existing products or make them less desirable or even obsolete, which could materially and adversely impact our revenues and operating results. In addition, certain costs, including installation and warranty costs, associated with new products may be proportionately greater than the costs associated with other products and may therefore disproportionately, materially, and adversely affect our gross and operating margins. If we are unable to lower these costs over time, our operating results could be materially and adversely affected. Some of the electronic components and integrated circuits used in our flat panel detectors are susceptible to discontinuance and obsolescence risks, which may force us to incorporate newer generations of these components, resulting in unplanned additional R&D expenses, delays in the launch of new products, supply disruption, or inventory write downs.

    Our ability to successfully develop and introduce new products and product enhancements and simplifications, and the revenues and costs associated with these efforts, are affected by our ability to, among other things:
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
•price our products competitively and profitably, which can be particularly difficult with a strong U.S. Dollar;
•manufacture, deliver, and install our products in sufficient volumes on time and accurately predict and control costs associated with manufacturing installation, warranty, and maintenance of the products;
•appropriately manage our supply chain;
•manage customer acceptance and payment for products; and
•anticipate, respond to, and compete successfully with competitors.
    Furthermore, as discussed in greater detail elsewhere in this “Risk Factors” section, we cannot be sure that we will be able to successfully develop, manufacture, or introduce new products or enhancements, the roll-out of which involves compliance with complex quality assurance processes, including the Quality System Regulation of the U.S. Food and Drug Administration (“FDA”). Failure to complete these processes timely and efficiently could result in delays that could affect our ability to attract and retain customers or cause customers to delay or cancel orders, which would materially and adversely affect our revenues and operating results.
More than half of our revenues are generated from customers located outside the United States, and economic, political, and other risks associated with international sales and operations could materially and adversely affect our sales or make them less predictable.
    We conduct business globally. Revenues generated from customers located outside the United States accounted for approximately 71% and 70% of our total revenues for the three months ended July 1, 2022 and July 2, 2021, respectively. Revenues generated from customers located outside the United States accounted for approximately 70% and 67% of our total revenues for the nine months ended July 1, 2022 and July 2, 2021, respectively. As a result, we must provide significant service and support globally. We intend to continue to expand our presence in international markets and expect to expend significant resources in doing so. We cannot be sure that we will be able to meet our sales, service, and support objectives or obligations in these international markets or recover our investment in these international markets. Our future results could be harmed by a variety of factors, including:
•currency fluctuations, and in particular the strength of the U.S. Dollar (which is our functional and reporting currency) relative to many currencies, which have and may in the future adversely affect our financial results and cause some customers to delay purchasing decisions or move to in-sourcing supply or migrate to lower cost alternatives or ask for additional discounts;
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
•conflicts between countries, including the current military conflict between Russia and Ukraine, and related sanctions;
•any inability to obtain required export or import licenses or approvals, including the inability to obtain required export licenses during a U.S. government shutdown;
•natural disasters and pandemics;
•failure to comply with export laws and requirements, which may result in civil or criminal penalties and restrictions on our ability to export our products, particularly our industrial linear accelerator products;
•risks unique to the Chinese market, including import barriers and preferences for local manufacturers;
•failure to obtain proper business licenses or other documentation or to otherwise comply with local laws and requirements regarding marketing, sales, service, or any other business we conduct in a foreign jurisdiction, which may result in civil or criminal penalties and restrictions on our ability to conduct business in that jurisdiction; and
•difficulties in protecting our intellectual property in foreign countries.

    Although our sales fluctuate from period to period, in recent years our international operations have represented a larger share of our business. The more we depend on international sales, the more vulnerable we become to these factors.
Our business may suffer if we are not able to hire and retain qualified personnel.
    Our future success depends, to a great degree, on our ability to retain, attract, expand, integrate, and train our management team and other key personnel, such as qualified engineering, service, sales, marketing, and other staff. We compete for key personnel with other medical equipment and software manufacturers and technology companies, as well as universities and research institutions. Competition for qualified personnel has increased over the past year. Because this competition is intense, particularly in Utah, where unemployment rates are relatively low, compensation-related costs could increase significantly if the supply of qualified personnel decreases or demand increases. If we are unable to hire and train qualified personnel, we may not be able to maintain or expand our business. Additionally, if we are unable to retain key personnel, we may not be able to replace them readily or on terms that are reasonable, which also could hurt our business.
A change in the percentage of our total earnings from international sales or additional changes in tax laws could increase our effective tax rate.
    Our effective tax rate is impacted by tax laws in both the United States and in foreign countries. Earnings from our international subsidiaries are generally taxed at rates that differ from U.S. rates. A change in the percentage of our total earnings from the international subsidiaries, a change in the mix of particular tax jurisdictions between the international subsidiaries, or a change in currency exchange rates could cause our effective tax rate to increase. Furthermore, while U.S. Tax Reform imposed a current tax on cumulative undistributed earnings, these earnings could also become subject to incremental foreign withholding or U.S. state taxes should they be actually remitted to the United States, in which case our financial results could be materially and adversely affected.
    Statutory changes included in proposed US legislation, if passed, including interpretive guidance, could have a material impact on income tax expense, the effective rate, or the value of deferred tax assets and liabilities. Changes in the valuation of our deferred tax assets or liabilities, additional changes in tax laws or rates, changes in the interpretation of tax laws in other jurisdictions, or other changes beyond our control could materially and adversely affect our financial position and results of operations.
    We have entities in certain jurisdictions with cumulative net operating losses for which no income tax benefit can be recorded due to full valuation allowance positions. There could be additional future losses in these and other jurisdictions that would negatively impact our effective tax rate.
We may face additional risks from the acquisition or development of new lines of business.
    From time to time, we may acquire or develop new lines of business. There are substantial risks and uncertainties associated with new lines of business, particularly in instances where the markets are not fully developed. Risks include developing knowledge of and experience in the new business, recruiting market professionals, increasing research and development expenditures, and developing and capitalizing on new relationships with experienced market participants. This may mean significant investment and involvement of our senior management to acquire or develop, then integrate, the business into our operations. Timelines for integration of new businesses may not be achieved, and price and profitability targets may not prove feasible, as new products can carry lower gross margins than existing products. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences may also impact whether implementation of a new business will be successful. Failure to manage these risks could have a material and adverse effect on our business, results of operations, and/or financial condition.
We may be unable to complete future acquisitions or realize expected benefits from acquisitions of or investments in new businesses, products, or technologies, which could harm our business.
    Our ability to identify and take advantage of attractive acquisitions or other business development opportunities is an important component in implementing our overall business strategy. We must grow our business in response to changing technologies, customer demands, and competitive pressures. In some circumstances, we may decide to grow our business through the acquisition of complementary businesses, products, or technologies, rather than through internal development; however, there is no guarantee that these acquisitions will be successful or that we will realize a return on our investment.
    Identifying suitable acquisition candidates can be difficult, time consuming, and costly, and we may not be able to identify suitable candidates or successfully complete or finance identified acquisitions, including as a result of failing to obtain regulatory or competition clearances, which could impair our growth and ability to compete. In addition, completing an acquisition can divert our management and key personnel from our current business operations, which could harm our business and affect our financial results. Even if we complete an acquisition, we may not be able to successfully integrate newly-acquired organizations, products, technologies, or employees into our operations or may not fully realize some of the expected synergies.

    Integrating an acquisition can also be expensive and time consuming and may strain our resources. It may cost us more to commercialize new products than originally anticipated or cause us to increase our expenses related to research and development, either of which could materially and adversely impact our results of operations. In many instances, integrating a new business will also involve implementing or improving internal controls appropriate for a public company into a business that lacks them. It is also possible that an acquisition could increase our risk of litigation, as a third party may be more likely to assert a legal claim following an acquisition because of perceived deeper pockets or a perceived greater value of a claim. In addition, we may be unable to retain the employees of acquired companies or the acquired company’s customers, suppliers, distributors, or other partners for a variety of reasons, including the fact that these entities may be our competitors or may have close relationships with our competitors.
    Further, we may find that we need to restructure or divest acquired businesses or assets of those businesses. Completed acquisitions may not produce the full efficiencies, growth, or benefits that were expected. If we decide to sell assets or a business, it may be difficult to identify buyers or alternative exit strategies on acceptable terms, in a timely manner, or at all, which could delay the accomplishment of our strategic objectives. We may be required to dispose of a business at a lower price or on less advantageous terms, or to recognize greater losses than we had anticipated.
    If we acquire a business, we allocate the total purchase price to the acquired business’ tangible assets and liabilities, identifiable intangible assets, and liabilities based on their fair values as of the date of the acquisition and records the excess of the purchase price over those values as goodwill. If we fail to achieve the anticipated growth from an acquisition, or if we decide to sell assets or a business, we may be required to recognize an impairment loss on the write down of our assets and goodwill, which could materially and adversely affect our financial results. In addition, acquisitions can result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or expenses, or other charges, any of which could harm our business and affect our financial results.
    Additionally, we participate in joint ventures and have investments in privately-held companies, for example, our 40% ownership in dpiX LLC, our major supplier of our amorphous silicon-based thin film transistor arrays (flat panels used in our digital detectors) and VEC Imaging GmbH & Co. KG, a joint venture to develop nanotube based x-ray sources. These investments and joint ventures are subject to risk of loss of investment capital as well as other risks. These investments are inherently risky, in some instances because the markets for the technologies or products these companies have under development may never materialize. If these companies do not succeed, we could lose some or all of our investment in these companies. There is no guarantee that the time and money invested by us in these projects will yield the expected returns.
Warranty claims may materially and adversely affect our business.
    We could experience an increase in warranty claims as a result of issues with product quality or product failures as a direct result of our design, manufacturing, or issues in our supply chain. Such an occurrence may damage our market reputation, cause sales to decline, or require repairs or voluntary remedial measures to enhance customer satisfaction, which could materially and adversely impact our financial results. Increased warranty claims on any given product could cause us to halt production on that product and significantly impair our liquidity and profitability, and cause reputational harm to us. Because some categories of products tend to experience higher numbers of warranty claims than others, a shift in the types of products that our customers purchase could lead to an increase in warranty claims. If actual levels of warranty claims are greater than the level of claims we estimate, cost of sales could increase, and our financial condition could be materially and adversely affected. In addition, product quality issues could result in significant follow-on effects for us, including, among other things, reputational harm to us and our customers, loss of customers, and liability as a result of product quality issues. These outcomes would materially and adversely affect our business and financial condition.
Product defects or misuse may result in material product liability or professional errors and omissions claims, litigation, investigation by regulatory authorities, or product recalls that could harm our future revenues and require us to pay material uninsured claims.
    Our business exposes us to potential product liability claims that are inherent in the manufacture, sale, installation, servicing, and support of components that are used in medical devices and other devices that deliver radiation. Because our products, through incorporation in OEMs’ systems, are involved in the intentional delivery of radiation to the human body and other situations where people may come into contact with radiation (for example, when our security and inspection products are being used to scan cargo or in the diagnosis of medical problems), the possibility for significant personal injury or loss of life exists. Although our products are incorporated into OEMs’ systems, and thus only perform pursuant to the design and operating systems of OEMs, we may also be subject to claims for property damage, personal injury, or economic loss related to or resulting from any errors or defects in our products or the installation, servicing, or support of our products. Any accident or mistreatment could subject us to legal costs, litigation, adverse publicity, and damage to our reputation, whether or not our products or services were a factor.

    If our X-ray inspection systems fail to detect the presence of bombs, explosives, weapons, contraband, or other threats to personal safety, we could be subject to product and other liability claims or negative publicity, which could result in increased costs, reduced sales, and a decline in the market price of our common stock. There are many factors beyond our control that could result in the failure of our products to detect the presence of bombs, explosives, weapons, contraband, or other threats to personal safety, including operator error and misuse of or malfunction of our equipment. The failure of our systems to detect the presence of these dangerous materials may lead to personal injury, loss of life, and extensive property damage and may result in potential claims against us.
    Product liability actions are subject to uncertainty and may be expensive, time consuming, and disruptive to our operations. For these and other reasons, we may choose to settle product liability claims against us regardless of their actual merit. A product liability action determined against us could result in adverse publicity or significant damages, including the possibility of punitive damages, and our combined financial position, results of operations, or cash flows could be materially and adversely affected.
    If a product we design or manufacture were defective (whether due to design, labeling or manufacturing defects, improper use of the product, or other reasons), we may be required to correct or recall the product and notify regulatory authorities. The adverse publicity resulting from a correction or recall could damage our reputation and cause customers to review and potentially terminate their relationships with us. A product correction or recall could consume management time and have an adverse financial impact on our business, including incurring substantial costs, losing revenues, and accruing losses.
    We maintain limited product liability insurance coverage. Our product liability insurance policies are expensive and have high deductible amounts and self-insured retentions. Our insurance coverage may prove to be inadequate, and future policies may not be available on acceptable terms or in sufficient amounts, if at all. If a material claim is not insured or is in excess of our insurance coverage, we could have to pay substantial damages, which could have a material and adverse effect on our financial position and/or results of operations.
Risks Relating to the Manufacture of our Products
Supply chain disruptions, including the loss of a supplier, and any inability to obtain supplies of important components have impacted our ability to manufacture products, have caused delays in our ability to deliver products, and have increased our costs and may continue to do so.
    As discussed under the heading "Risks Related to our Business" above, supply chain disruptions have had, and will likely continue to have, an impact on our ability to manufacture our products. We have experienced delays in receiving materials used to make our products due both to material shortages and shipping delays. These delays are likely to continue. In addition, poor relations between the United States and Russia; sanctions by the United States, European Union, and other countries against Russia; the response by Russia and other countries to these sanctions; and any escalation of political tensions or economic instability in the area could have an adverse impact on our business, our customers, and our suppliers. Further, our customers, suppliers, and other third parties with whom we do business may have staff, operations, materials or equipment located in Ukraine or Russia, which could impact our supply chain, the services being provided to us, or our financial condition or results of operations. During fiscal year 2022, material shortages have increased and have caused, and if not timely remedied could continue to cause, us to temporarily stop production of certain products. If we are unable to obtain the materials necessary to make our products or must pay more for those materials, it could have a material adverse effect on our business and financial results.
    We obtain some of the components included in our products from a limited group of suppliers or from sole-source suppliers, such as wave guides for industrial linear accelerators, transistor arrays, cesium iodide coatings and specialized integrated circuits for flat panel detectors, X-ray tube targets, housings, glass frames, high-voltage cable, bearings and various other components. For example, our major supplier of our amorphous silicon-based thin film transistor arrays (flat panels) used in our digital image detectors is dpiX LLC. Although we hold a 40% ownership interest in dpiX, we do not have majority voting rights and do not have the power to direct the activities of dpiX. In addition, Varian is our sole source supplier for a key component in linear accelerators used in our security and inspection products subsystems, which are specially made for us. If current suppliers cease producing these or other components, there can be no assurance that the components will be available from other suppliers on reasonable terms or at all.
    If we lose any of these limited- or sole-source suppliers, if their operations are substantially interrupted, or if any of them fail to meet performance or quality specifications or delivery deadlines, we may be required to obtain and qualify one or more replacement suppliers or to manufacture the components internally. Such an event (1) may then also require us to redesign or modify our products to incorporate new parts and/or further require us to obtain clearance, qualification, or certification of these products, including by the FDA, or obtain other applicable regulatory approvals in other countries, or (2) could significantly increase costs for the affected products and cause material delays in delivery of those and other related products. In addition, manufacturing capacity limitations of any of our suppliers or other inability of these suppliers to meet increasing demand or delivery deadlines could limit growth opportunities for the affected product lines and damage customer relationships. Shortage of, and greater demand for, components and subassemblies could also increase manufacturing costs if the supply/demand imbalance increases the price of the components and subassemblies. Any of these events could materially and adversely affect our business and financial results. If we decide to manufacturer a component that was previously purchased from an external supplier, we may not be able to manufacture the component as efficiently as the external supplier and may experience delays or problems in successfully manufacturing the component, which could materially and adversely affect our ability to manufacture and supply products to customers.
Shortages, changes in source of, and increased in prices for, raw materials have negatively impacted our ability to manufacture products, have caused delays, and have increased our cost of goods.
    We rely on the supplies of certain raw materials such as tungsten, lead, iridium, and copper for security and inspection products and copper, lead, tungsten, rhenium, molybdenum zirconium, and various high grades of steel alloy for X-ray tubes. Worldwide demand, availability, and pricing of these raw materials have been volatile. We expect that availability and pricing will continue to fluctuate in the future. If supplies are restricted or become unavailable or if prices increase further, this could constrain our manufacturing of affected products, reduce our profit margins, or otherwise materially and adversely affect our business.
    We are required to disclose (1) the presence in a company’s products of certain metals known as “conflict minerals,” which are metals mined from the Democratic Republic of the Congo and adjoining countries, and (2) procedures regarding a manufacturer’s efforts to identify the sourcing of those minerals from this region. Our complex supply chain may inhibit our ability to sufficiently verify the origins of the relevant minerals used in our products through the due diligence procedures that we implement, which may harm our reputation. In addition, we may encounter challenges in satisfying customers who require that all of the components of our products are certified as conflict-free, which could place us at a competitive disadvantage if we are unable to do so. Moreover, complying with these rules requires investigative efforts, which has and will continue to cause us to incur associated costs and could materially and adversely affect the sourcing, supply, and pricing of materials used in our products or result in process or manufacturing modifications, all of which could materially and adversely affect our results of operations.
If we are not able to match our manufacturing capacity with demand for our products, our financial results may suffer.
    Many of our products have a long production cycle, and we must anticipate demand for our products to ensure adequate manufacturing and testing capacity. If we are unable to anticipate demand, and our manufacturing or testing capacity does not keep pace with product demand, we will not be able to fulfill orders in a timely manner, which may negatively impact our financial results and overall business. Conversely, if demand for our products decreases, the fixed costs associated with excess manufacturing capacity may harm our financial results, including by decreasing gross margins and increasing research and development costs as a percentage of revenue.
A disruption at our manufacturing facilities, as well as fluctuating manufacturing costs, could materially and adversely affect our business.
    The majority of our products are manufactured at our facility in Salt Lake City, Utah. Our manufacturing operations are subject to potential power failures, the breakdown, failure, or substandard performance of equipment, the improper installation or operation of equipment, pandemics, and natural or other disasters. Loss or damage to our manufacturing facility due to any of these factors or otherwise could materially and adversely affect our ability to manufacture sufficient quantities of our products or otherwise deliver products to meet customer demand or contractual requirements, which may result in a loss of revenue and other adverse business consequences. Because of the time required to obtain regulatory approval and licensing of a manufacturing facility, we may not be available on a timely basis to replace any lost manufacturing capacity. The occurrence of these or any other operational issues at our manufacturing facilities could have a material and adverse effect on our business, financial condition, and results of operations.
    Some of our products are manufactured in Wuxi, China; Walluf, Germany; Doetinchem, the Netherlands; and Calamba City, Philippines, which are subject to similar risks but may also face additional regulatory and political risks, which could impact our ability to manufacture and ship products in a timely manner or at all. We also manufacture security products in Las Vegas, Nevada, and these operations are also subject to potential power failures, the breakdown, failure, or substandard performance of equipment, the improper installation or operation of equipment, earthquakes, and other disasters, all of which could materially and adversely affect our ability to deliver products to meet customer demand. In addition, our costs associated with manufacturing our products can vary significantly from quarter to quarter, and fluctuations thereof may adversely affect our business, operating results, and/or financial condition.
Our results have been and may continue to be affected by continuing worldwide economic instability, including changes in foreign currency exchange rates and fluctuations in the price of crude oil and other commodities.

    The global economy has been impacted by a number of economic and political factors, including the political conflict between Russia and Ukraine and the growing concern over inflation. In many markets, these conditions have shrunk capital equipment budgets, slowed decision-making and made it difficult for our customers and vendors to accurately forecast and plan future business activities. This, in turn, has caused our customers to be more cautious with, and sometimes freeze, delay, or dramatically reduce purchases and capital project expenditures. Some countries have adopted and may in the future adopt austerity or stimulus programs that could negatively affect our results from period to period. In addition, actions taken by the current U.S. administration may also create global economic uncertainty, which may cause our customers to reduce their spending, which, in turn, could adversely affect our business, financial condition, operating results, and cash flows. An uncertain economic environment may also disrupt supply or affect our service business, as customers’ constrained budgets may result in pricing pressure, extended warranty provisions, and even cancellation of service contracts. In addition, concerns over continued economic instability could make it more difficult for us to collect outstanding receivables. A weak or deteriorating healthcare market would inevitably materially and adversely affect our business, financial conditions, and results of operations.
    Because our products are generally priced in U.S. Dollars, the strengthening of the U.S. Dollar in the last several years has caused, and could continue to cause, some customers to ask for discounts, delay purchasing decisions, or consider moving to in-sourcing such components or migrating to lower cost alternatives. Further, because our business is global and some payments may be made in local currency, fluctuations in foreign currency exchange rates can impact our results by affecting product demand, revenues and expenses, and/or the profitability in U.S. Dollars of products and services that we provide in foreign markets.
    Changes in monetary or other policies here and abroad, including efforts to combat inflation, economic and/or political instability, or in reaction thereto, would also likely affect foreign currency exchange rates. Furthermore, if one or more European countries were to replace the Euro with another currency, our sales in these countries, or in Europe generally, would likely be materially and adversely affected until stable exchange rates are established.
    Additionally, fluctuations in commodities prices could materially and adversely affect our performance. Rising commodities prices have increased our costs and those of our medical OEM customers, which could in turn result in reduced demand for our products or impact our financial results. Further, our security product revenues from oil-producing countries, in which we have a significant customer base, have in the past suffered as a result of volatility in oil prices and remain sensitive to fluctuations in the future.
Delivery schedules for our security, industrial, and inspection products tend to be unpredictable.
    We design, manufacture, sell, and service Linatron® X-ray accelerators, image-processing software, and image detection products for security and inspection, such as cargo screening at ports and borders and nondestructive examination for a variety of applications, as well as industrial applications. We generally sell security and inspection products to OEMs who incorporate our products into their inspection systems, which are then sold to customs and other government agencies, as well as to commercial organizations in the casting, power, aerospace, chemical, petro-chemical, and automotive industries. We believe growth in our security and inspection products will be driven by security cargo screening and border protection needs, as well as by the needs of customs agencies to verify shipments for assessing duties and taxes. This business is heavily influenced by domestic and international government policies on border and port security, political change, and government budgets. In addition, we believe growth in this product line may be driven in part by industrial customers engaged in 3-D printing, which, as a developing market, may be difficult to predict. Orders for our security and inspection products have been and may continue to be unpredictable, as governmental agencies may place large orders with us or our OEM customers in a short time period and then may not place any orders for a long time period thereafter. Because it is difficult to predict our OEM customer delivery, the actual timing of sales and revenue recognition varies significantly. The market for border protection systems has slowed significantly, and end customers, particularly in oil-based economies and war zones in which we have a significant customer base, are delaying system deployments or tenders and considering moving to alternative sources, resulting in a decline in the demand for security and inspection products.
    The demand for our security and inspection products is heavily influenced by U.S. and foreign governmental policies on national and homeland security, border protection, and customs activities, which depend upon government budgets and appropriations that are subject to economic conditions, as well as political changes and oil prices. We have seen customers freeze or dramatically reduce purchases and capital project expenditures, delay projects, or act cautiously as governments around the world wrestle with spending priorities. As economic growth remains sluggish in various jurisdictions and appears to be deteriorating in others, and as concerns about levels of government employment and government debt continue, we expect that these effects will also continue. Bid awards in this business may be subject to challenge by third parties, as we have previously encountered with a large government project. These factors make this business more unpredictable and could cause volatility in our revenues and earnings.

Our international manufacturing operations subject it to volatility and other risks, including high security risks, which could result in harm to our employees and contractors or substantial costs.
    We conduct certain manufacturing operations internationally to reduce costs and streamline our manufacturing operations. There are administrative, legal, and governmental risks to operating internationally that could increase operating expenses or hamper the development of these operations. The risks from operating internationally that could increase our operating expenses and materially and adversely affect our operating results, financial condition, and ability to deliver our products and grow our business include, among others:
•difficulties in staffing and managing employee relations and foreign operations, particularly in attracting and retaining personnel qualified to design, sell, test, and support our products;
•fluctuations in currency exchange rates;
•difficulties in coordinating our operations globally and in maintaining uniform standards, controls, procedures, and policies across our operations;
•difficulties in enforcing contracts and protecting intellectual property;
•diversion of management attention;
•imposition of burdensome governmental regulations, including changing laws and regulations with respect to collection and maintenance of personally identifiable data;
•regional and country-specific political and economic instability, as discussed in greater detail below; and
•inadequacy of the local infrastructure to support our operations.
    Our international locations expose us to higher security risks compared to our U.S. locations, which could result in both harm to our employees and contractors or substantial costs. Some of our services are performed in or adjacent to high-risk locations where the country or location and surrounding area is suffering from political, social, or economic turmoil, war or civil unrest, or has a high level of criminal or terrorist activity. In those locations where we have employees or operations, we may incur substantial costs to maintain the safety of our personnel. Despite these precautions, the safety of our personnel in these locations may continue to be at risk, and we may in the future suffer the loss of employees and contractors, which could harm our business reputation and operating results.
Our operations are vulnerable to interruption or loss due to natural or other disasters, power loss, strikes, and other events beyond our control.
    We conduct some of our activities, including manufacturing, research and development, administration, and data processing at facilities located in areas that have in the past experienced or may in the future experience natural disasters. Our insurance coverage for such disasters may not be adequate or continue to be available at commercially-reasonable terms, or at all. A major disaster (such as a major fire, hurricane, earthquake, flood, tsunami, volcanic eruption or terrorist attack) affecting our facilities, or those of our suppliers, could significantly disrupt our operations and delay or prevent product manufacture and shipment during the time required to repair, rebuild, or replace our or our suppliers’ damaged manufacturing facilities. These delays could be lengthy and costly. If any of our customers’ facilities are adversely affected by a disaster, shipments of our products could be delayed. Additionally, customers may delay purchases of our products until our operations return to normal. For example, following the earthquake and tsunami disasters in Japan in 2011, the operations of Canon Medical Systems, our largest customer, were impacted, and, as a consequence, orders to and product shipment from our business were delayed for several months. Even if our suppliers or customers are able to quickly respond to a disaster, the ongoing effects of the disaster could create some uncertainty in the operations of our business. In addition, our facilities may be subject to a shortage of available electrical power and other energy supplies. Any shortages may increase our costs for power and energy supplies or could result in blackouts, which could disrupt the operations of our affected facilities and harm our business. Further, our products are typically shipped from a limited number of ports, and any disaster, strike, or other event blocking shipment from these ports could delay or prevent shipments and harm our business. In addition, concerns about terrorism, the effects of a terrorist attack, political turmoil, or an outbreak of epidemic diseases could have a negative effect on our business operations, those of our suppliers and customers, and the ability to travel, resulting in adverse consequences on our revenues and financial performance.
Risks Relating to our Intellectual Property and Information Systems
Our competitive position would be harmed if we are not able to maintain our intellectual property rights and protecting our intellectual property can be costly.

    We file applications as appropriate for patents covering new products and manufacturing processes. We cannot be sure, however, that patents will be issued from any of our pending or future patent applications. We also cannot be sure that our current patents, the claims allowed under our current patents, or patents for technologies licensed to us will be sufficiently broad to protect our technology position against competitors. Issued patents owned by, or licensed to, us may be challenged, invalidated, or circumvented, or the rights granted under the patents may not provide us with competitive advantages. Asserting our patent rights against others in litigation or other legal proceedings is costly and diverts managerial resources. An adverse finding in patent infringement litigation could adversely impact our competitive position. In addition, we may not be able to detect patent infringement by others or may lose our competitive position in the market before we are able to do so.
    We also rely on a combination of copyright, trade secret, and other laws, and contractual restrictions on disclosure, copying and transferring title (including confidentiality agreements with vendors, strategic partners, co-developers, employees, consultants, and other third parties), to protect our proprietary, and other confidential rights. These protections may prove to be inadequate, since agreements may still be breached, and we may not have adequate remedies for a breach. Our trade secrets may become known to or be independently developed by others, including as a result of misappropriation by unauthorized access to our technology systems. If our proprietary or confidential information is misappropriated, our business and financial results could be materially and adversely impacted. We have trademarks, both registered and unregistered, that are maintained and enforced to provide customer recognition for our products in the marketplace, but unauthorized parties may still use them. We also license certain patented or proprietary technologies from others. In some cases, products with substantial revenues may depend on these license rights. If we were to lose the rights to license these technologies, or our costs to license these technologies were to materially increase, our business would suffer. As we expand our manufacturing capabilities outside of the United States, more of our intellectual property may be held in jurisdictions that do not have robust intellectual property protections, which may make it harder for us to adequately protect our Intellectual Property.
Third parties may claim that we are infringing upon their intellectual property, and we could suffer significant litigation or licensing expenses or be prevented from selling our products.
    There is a substantial amount of litigation over patent and other intellectual property rights in the industries in which we compete. Our competitors, like companies in many high technology businesses, continually review other companies’ activities for possible conflicts with their own intellectual property rights. In addition, non-practicing entities may review our activities for conflicts with their patent rights. Determining whether a product infringes on a party’s intellectual property rights involves complex legal and factual issues, and the outcome of this type of litigation is often uncertain. Parties may claim that we are infringing upon their intellectual property rights. We may not be aware of intellectual property rights of others that relate to our products, services, or technologies. From time to time, we have received notices from parties asserting infringement, and we have been subject to lawsuits alleging infringement of patent or other intellectual property rights. Any dispute regarding patents or other intellectual property could be costly and time consuming and could divert our management and key personnel from our business operations. We may not prevail in a dispute. We do not maintain insurance for intellectual property infringement, so costs of defense, whether or not we are successful in defending an infringement claim, will be borne by us and could be significant. If we are unsuccessful in defending or appealing an infringement claim, We may be subject to significant damages, and our combined financial position, results of operations, or cash flows could be materially and adversely affected. We may also be subject to injunctions against development and sale of our products, the effect of which could be to materially reduce our revenues. Furthermore, a third party claiming infringement may not be willing to license our rights to us, and even if a third-party rights holder is willing to do so, the amounts we might be required to pay under the associated royalty or license agreement could be significant. We could decide to alter our business strategy or voluntarily cease the allegedly infringing actions rather than face litigation or pay a royalty, which could materially and adversely impact our business and results of operations.

Disruption of critical information systems or material breaches in the security of our systems may materially and adversely affect our business and customer relations.
    Information technology (including technology from third party providers) helps us operate efficiently, interface with and support our customers, maintain financial accuracy and efficiency, and produce our financial statements. In the ordinary course of our business, we collect, process and store sensitive data, including intellectual property, proprietary business information and that of customers, suppliers and business partners, third parties accessing our website, patient data and personally identifiable information of customers and employees, in our data centers, and on our networks, as well as third party off-site infrastructure. Despite security measures, there is an increasing threat of information security attacks, including from computer viruses or other malicious codes, unauthorized access attempts, and cyber-attacks that pose risks to companies, including us. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently, have become increasingly sophisticated and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures, which could result in data leaks or otherwise compromise our confidential or proprietary information and disrupt our operations. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure, we could be subject to, among other things, transaction errors, processing inefficiencies, the loss of customers, business disruptions, or the loss of or damage to intellectual property through a security breach or misappropriation of intellectual property. Such security breaches could expose us to a risk of loss of information, litigation, and possible liability to employees, customers, and/or regulatory authorities. If our data management systems do not effectively collect, secure, store, process, and report relevant data for the operation of our business, whether due to equipment malfunction or constraints, software deficiencies, or human error, our ability to effectively plan, forecast, and execute our business plan and comply with applicable laws and regulations will be impaired, perhaps materially. Any such impairment could materially and adversely affect our financial condition, results of operations, cash flows, and the timeliness with which we report our operating results internally and externally.
    We use certain cloud-based software. A security breach, whether of our products, of our customers’ network security and systems, or of third-party hosting services could disrupt access to our customers’ stored information and could lead to the loss of, damage to or public disclosure of our customers’ stored information, including patient health information. Such an event could have serious negative consequences, including possible patient injury, regulatory action, fines, penalties and damages, reduced demand for our solutions, an unwillingness of our customers to use our solutions, harm to our reputation and brand, and time-consuming and expensive litigation, any of which could have a material and adverse effect on our financial results.
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
    In recent years, the United States has imposed tariffs on items imported from China that are incorporated into our products. Tariffs on items imported by us from China and other countries have increased our costs and has increased prices and lowered gross margins on some of our products. These tariffs have had a direct adverse impact on our business and results of operations, and future tariffs could have a more significant impact on our business. China has imposed retaliatory tariffs that impact a number of our products, including U.S. origin X-ray tubes, heat exchange units, and certain flat panel detectors. The tariffs levied by China have increased our customers’ costs for products imported into China, which has caused us to make price concessions on some products and has caused some customers to stop purchasing products from us. We expect that tariffs will continue to have a negative effect on our business and results of operations, including the possibility of continued price concessions or loss of business. Tariffs could limit our ability to compete for increased market share in China, which could cause our long-term prospects in China to suffer. The imposition of additional tariffs by the United States could result in the adoption of additional tariffs by China and other countries, as well as further retaliatory actions by any affected country, which could negatively impact the global market for imaging equipment and could have a significant adverse effect on our business.

Compliance with foreign laws and regulations applicable to the marketing, manufacture, and distribution of our products may be costly, and failure to comply may result in significant penalties and other harm to our business.
    Regulatory requirements affecting our operations and sales outside the United States vary from country to country, often differing significantly from those in the United States. In general, outside the United States, some of our products are regulated as medical devices by foreign governmental agencies similar to the FDA.
    For us to market our products internationally, we must obtain clearances or approvals for products and product modifications. These processes (including, for example, the processes in the EU, the European Economic Area (“EEA”), Switzerland, Brazil, Australia, China, Japan and Canada) can be time consuming, expensive and uncertain, which can delay our ability to market products in those countries. Delays in the receipt of or failure to receive regulatory approvals, the inclusion of significant limitations on the indicated uses of a product, the loss of previously obtained approvals or failure to comply with existing or future regulatory requirements could restrict or prevent us from doing business in a country or subject us to a variety of enforcement actions and civil or criminal penalties, which would materially and adversely affect our business. In addition, compliance with changing regulatory schemes may add additional complexity, cost and delays in marketing or selling our products.
    Within the EU/EEA, we must obtain, and in turn affix, a CE mark certification, which is a European marking of conformity that indicates that a product meets the essential requirements of the European Union's Medical Device Directive. Compliance with the Medical Device Directive is done through a self-certification process that is then verified by an independent certification body called a “Notified Body,” which is an organization empowered by the legislature to conduct this verification. Once the CE mark is affixed, the Notified Body will regularly audit us to ensure that we remain in compliance with the applicable European laws and Medical Device Directive. By affixing the CE mark to our product, we are certifying that our products comply with the laws and regulations required by the EU/EEA countries, thereby allowing the free movement of our products within these countries and others that accept CE mark standards. If we cannot support our performance claims and demonstrate compliance with the applicable European laws and the Medical Device Directive, we would lose our right to affix the CE mark to our products, which would prevent us from selling our products within the EU/EEA/Switzerland territory and in other countries that recognize the CE mark. In April 2017, the European Commission adopted two regulations on medical devices that impose stricter requirements for placing medical devices in the EU market, as well as for Notified Bodies. These regulations have resulted in the limited availability of recognized Notified Bodies, which could delay our ability to obtaining CE marks. We may be subject to risks associated with additional testing, modification, certification, or amendment of our existing market authorizations, or we may be required to modify products already installed at our customers’ facilities to comply with the official interpretations of these revised regulations.
    We are also subject to international laws and regulations of general applicability relating to matters such as environmental protection, safe working conditions, and manufacturing practices, as well as others. These are often comparable to, if not more stringent than, the equivalent regulations in the United States. Sales overseas are also affected by regulation of matters such as product standards, packaging, labeling, environmental and product recycling requirements, import and export restrictions, tariffs, duties, and taxes.
    In addition, we are required to timely file various reports with international regulatory authorities similar to the reports we are required to timely file with U.S. regulatory authorities, including reports required by international adverse event reporting regulations. If these reports are not timely filed, regulators may impose sanctions, including temporarily suspending our market authorizations or CE mark, and sales of our products may suffer.
    Further, as we enter new businesses or pursue new business opportunities internationally, or as regulatory schemes change, we may become subject to additional laws, rules, and regulations. Becoming familiar with and implementing the infrastructure necessary to comply with these laws, rules, and regulations is costly. Additionally, in some countries, we rely or may rely in the future on foreign distributors and agents to assist in complying with foreign regulatory requirements, and we cannot be sure that they will always do so. The failure of us or our agents to comply with these laws, rules, and regulations could delay the introduction of new products, cause reputational harm, or result in investigations, fines, injunctions, civil penalties, criminal prosecution, or an inability to sell our products in or to import our products into certain countries, which could materially and adversely affect our business.
Compliance with U.S. laws and regulations applicable to the marketing, manufacture, and distribution of our products may be costly, and failure or delays in obtaining regulatory clearances or approvals or failure to comply with applicable laws and regulations could prevent us from distributing our products, require us to recall our products, or result in significant penalties or other harm to our business.
    Some of our products and those of OEMs that incorporate our products are subject to extensive and rigorous government regulation in the United States. Compliance with these laws and regulations is expensive and time-consuming, and failure to comply with these laws and regulations could materially and adversely affect our business.

    Generally, our manufacturing operations for medical devices, and those of our third-party manufacturers, are required to comply with the Quality System Regulations (“QSR”) of the FDA, as well as other federal and state regulations for medical devices and radiation-emitting products. The FDA, through authorized auditing organizations, makes announced and unannounced periodic and on-going inspections of medical device manufacturers to determine compliance with QSR and, in connection with these inspections, issues reports known as Form FDA 483 reports when the FDA believes the manufacturer has failed to comply with applicable regulations and/or procedures. If Form FDA 483 reports are not addressed or corrective action is not taken in a timely manner and to the FDA’s satisfaction, the FDA may issue a warning letter or proceed directly to an enforcement action. Failure to respond in a timely manner to a warning letter, or any other notice of noncompliance and to promptly come into compliance could result in the FDA bringing an enforcement action, which could include the total shutdown of our production facilities, denial of importation rights to the United States for products manufactured in overseas locations, adverse publicity, and criminal and civil fines. The expense and costs of any corrective actions that we may take, which may include product recalls, correction and removal of products from customer sites, or changes to our product manufacturing and quality systems, could materially and adversely impact our financial results and may also divert management resources, attention, and time. Additionally, if a warning letter were issued, customers could delay purchasing decisions or cancel orders, and we could face increased pressure from our competitors, who could use the warning letter against us in competitive sales situations, either of which could materially and adversely affect our reputation, business, and stock price.
    In addition, we are required to timely file various reports with the FDA, including reports required by the medical device reporting regulations (“MDRs”), that require we report to regulatory authorities if our devices may have caused or contributed to a death or serious injury, or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur. If we initiate a correction or removal of a device to reduce a risk to health posed by the device, we would be required to submit a publicly-available correction and removal report to the FDA and, in many cases, similar reports to other regulatory agencies. This report could be classified by the FDA as a device recall, which could lead to increased scrutiny by the FDA, other international regulatory agencies, and our customers regarding the quality and safety of our devices. If these MDRs or correction and removal reports are not filed on a timely basis, regulators may impose sanctions, sales of our products may suffer, and we may be subject to product liability or regulatory enforcement actions, all of which could harm our business.
    Government regulation may also cause significant delays or even prevent the marketing and full commercialization of future products or services that we may develop and/or may impose costly requirements on our business. Further, as we enter new businesses or pursue new business opportunities, we will become subject to additional laws, rules, and regulations, including FDA and foreign rules and regulations. Becoming familiar with and implementing the infrastructure necessary to comply with these laws, rules, and regulations is costly and time consuming. In addition, failure to comply with these laws, rules and regulations could delay the introduction of new products and could materially and adversely affect our business.
    If we or any of our suppliers, distributors, agents, or customers fail to comply with FDA, Federal Trade Commission, or other applicable U.S. regulatory requirements or are perceived to have failed to comply with regulations, we may face:
•adverse publicity affecting both us and our customers;
•increased pressures from competitors;
•investigations by governmental authorities;
•fines, injunctions, civil penalties, and criminal prosecution;
•partial suspension or total shutdown of production facilities or the imposition of operating restrictions;
•increased difficulty in obtaining required clearances or approvals or losses of clearances or approvals already granted;
•seizures or recalls of our products or those of our customers;
•delays in purchasing decisions by customers or cancellation of existing orders;
•the inability to sell our products; and
•difficulty in obtaining product liability or operating insurance at a reasonable cost, or at all.
    We are also subject to federal and state laws and regulations of general applicability relating to matters such as environmental protection, safe working conditions, manufacturing practices, and other matters. Insurance coverage is not commercially available for violations of law, including the fines, penalties, or investigatory costs that we may incur as the consequence of regulatory violations. Consequently, we do not have insurance that would cover this type of liability.

We sell certain X-ray tube products as replacements which are subject to medical device certification and product registration laws and regulations, which vary by country and are subject to change, and we may be unable to receive registration approval or renewal of existing registrations if we fail to meet regulatory approval requirements or if the approval process becomes commercially infeasible or impractical.
    We market and distribute certain X-ray tubes through distributors and third-party/multi-vendor service organizations that are used as equivalent replacements for specific OEM tubes. We are subject to medical device certification and product registration laws, which vary by country and are subject to periodic reviews and changes by regulatory authorities in those countries. For example, to sell X-ray tubes for replacement applications in China, product registrations must be approved by the new National Medical Products Administration (“NMPA”). We must comply with the requirements of the NMPA, and we may not be able to receive registration approval or renewal of existing registrations if we fail to meet regulatory approval requirements or if the process of gaining approval becomes commercially infeasible or impractical. Certain of these local laws and regulations have the effect of serving as a barrier to trade and can be difficult to navigate predictably.
    In addition, certain countries in which our products are sold require products to undergo re-registration if the product is altered in any significant way.
    These registration processes can be costly and time consuming, and customers may decide to purchase products from our competitors that do not have to be involved in a re-registration process. In addition, our inability to receive or renew product registrations may prevent us from marketing and/or distributing those particular products for replacement applications in the specific country.
Existing and future healthcare reforms, and changes to reimbursement rates, may indirectly have a material adverse effect on our business and results of operations.
    Sales of our products to OEMs in the medical sector indirectly depend on whether adequate reimbursement is available for our customers’ products from a variety of sources, such as government healthcare insurance programs, including U.S. Medicare and Medicaid programs, foreign government programs, private insurance plans, health maintenance organizations, and preferred provider organizations. Without adequate reimbursement, the demand for our customers’ products, and therefore indirectly our products, may be limited.
    Healthcare reform proposals and medical cost containment measures in the United States and in many foreign countries could limit the use of both ours and our customers’ products, reduce reimbursement available for such use, further tax the sale or use of our products, and further increase the administrative and financial burden of compliance. These reforms and measures, including the uncertainty in the medical community regarding their nature and effect, could have a material and adverse effect on us and our customers’ purchasing decisions regarding our products and treatments and could harm our business, results of operations, financial condition, and prospects. We cannot predict the specific healthcare programs and regulations that will be ultimately implemented by local, regional, and national governments globally. However, any changes that lower reimbursements for us or our customers’ products and/or procedures using these products, including, for example, existing reimbursement incentives to convert from analog to digital X-ray systems, or changes that reduce medical procedure volumes or increase cost containment pressures on us or others in the healthcare sector could materially and adversely affect our business and results of operations.
We are subject to federal, state, and foreign laws governing our business practices which, if violated, could result in substantial penalties. Additionally, challenges to or investigations into our practices could cause adverse publicity and be costly to respond to and thus could harm our business.
    Anti-corruption laws and regulations. We are subject to the U.S. Foreign Corrupt Practices Act and anti-corruption laws, as well as similar laws in foreign countries, such as the U.K. Bribery Act and the Law On the Fundamentals of Health Protection in the Russian Federation. In general, there is a worldwide trend to strengthen anti-corruption laws and their enforcement, and the healthcare industry and medical equipment manufacturers have been particular targets of these investigation and enforcement efforts. Any violation of these laws by us or our agents or distributors could create substantial liability for us, subject our officers and directors to personal liability, and cause a loss of reputation in the market. We operate in many countries, including India and China, where the public sector is perceived as being corrupt. Our strategic business plans include expanding our business in regions and countries that are rated as higher risk for corruption activity by Transparency International e.V., an international non-profit that publishes an annual corruption perception index. Becoming familiar with and implementing the infrastructure necessary to comply with laws, rules, and regulations applicable to new business activities and mitigating and protecting against corruption risks could be costly. Failure by us or our agents or distributors to comply with these laws, rules, and regulations could delay our expansion into high-growth markets and could materially and adversely affect our business. We will likely do more business, directly and potentially indirectly, in countries where the public sector is perceived to be corrupt. Increased business in higher-risk countries could subject us and our officers and directors to increased scrutiny and increased liability from our business operations.

    Competition and trade compliance laws. We are subject to various competition and trade compliance laws in the jurisdictions where we operate. Regulatory authorities in those jurisdictions may have the power to subject us to sanctions and impose changes or conditions in the way we conduct our business. An increasing number of jurisdictions provide private rights of action for competitors or consumers to assert claims of anti-competitive conduct and seek damages. Increased government scrutiny of our actions or enforcement or private rights of action could materially and adversely affect our business or damage our reputation. We may be required to conduct internal investigations or face audits or investigations by one or more domestic or foreign government agencies, which could be costly and time consuming and could divert our management and key personnel from our business operations. An adverse outcome under any such investigation or audit could subject us to fines and criminal or other penalties, which could materially and adversely affect our business and financial results. Furthermore, competition laws may prohibit or increase the cost of future acquisitions that we may desire to undertake.
    Laws and ethical rules governing interactions with healthcare providers. We do not generally sell our products directly to healthcare providers, but may occasionally sell our products to healthcare providers through distributors or otherwise engage healthcare providers to provide services. The U.S. Medicare and Medicaid “anti-kickback” laws, and similar state laws, prohibit payments or other remuneration that is intended to induce hospitals, physicians, or others either to refer patients or to purchase, lease, or order, or to arrange for or recommend the purchase, lease, or order of healthcare products or services for which payment may be made under federal and state healthcare programs, such as Medicare and Medicaid. These laws affect our sales, marketing, and other promotional activities by limiting the kinds of financial arrangements we may have with hospitals, physicians, or other potential purchasers of our products. They particularly impact how we structure our sales offerings, including discount practices, customer support, education and training programs, physician consulting, research grants, and other fee-for-service arrangements. These laws are broadly written, and it is often difficult to determine precisely how these laws will be applied to specific circumstances.
    Federal and state “false claims” laws generally prohibit knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other government payors that are false or fraudulent, or for items or services that were not provided as claimed. Although we do not submit claims directly to payors, manufacturers can be, and have been, held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by providing inaccurate billing or coding information to customers or through certain other activities, including promoting products for uses not approved or cleared by the FDA, which is called off-label promotion. Violating “anti-kickback” and “false claims” laws can result in civil and criminal penalties, which can be substantial, as well as potential mandatory or discretionary exclusion from healthcare programs for noncompliance. Even an unsuccessful challenge or investigation into our practices could cause adverse publicity and be costly to defend and thus could harm our business and results of operations. Additionally, several recently-enacted state and federal laws, including laws in Massachusetts and Vermont, and the federal Physician Payment Sunshine Act, now require, among other things, extensive tracking and maintenance of databases regarding the disclosure of equity ownership and payments to physicians, healthcare providers, and hospitals. These laws may require us to implement the necessary and costly infrastructure to track and report certain payments to healthcare providers. Failure to comply with these tracking and reporting laws could subject us to significant civil monetary penalties.
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
    We are subject to similar laws in foreign countries where we conduct business. For example, within the EU, the control of unlawful marketing activities is a matter of national law in each of the member states. The member states of the EU closely monitor perceived unlawful marketing activity by companies. We could face civil, criminal, and administrative sanctions if any member state determines that we have breached our obligations under such state’s national laws. Industry associations also closely monitor the activities of member companies. If these organizations or authorities name us as having breached our obligations under their regulations, rules, or standards, our reputation would suffer, and our business and financial condition could be materially and adversely affected.

Certain of our products are subject to regulations relating to use of radioactive material, compliance with which may be costly, and a failure to comply with these regulations may materially and adversely affect our business.
    As a manufacturer and seller of medical devices and devices emitting radiation or utilizing radioactive by-product material, we and some of our suppliers and distributors are subject to extensive regulation by United States governmental authorities, such as the FDA, the Nuclear Regulatory Commission (“NRC”), and state and local regulatory agencies, which is intended to ensure the devices are safe and effective and comply with laws governing products which emit, produce, or control radiation. These regulations govern, among other things, the design, development, testing, manufacturing, packaging, labeling, distribution, import/export, sale, and marketing and disposal of our products. We are also subject to international laws and regulations that apply to manufacturers of radiation-emitting devices and products utilizing radioactive materials. These are often comparable to, if not more stringent than, the equivalent regulations in the United States.
    Our industrial and medical devices utilizing radioactive material are subject to NRC clearance and approval requirements, and the manufacture and sale of these products are subject to extensive federal and state regulation that varies from state to state and among regions. Our manufacture, distribution, installation, service, and removal of industrial devices utilizing radioactive material or emitting radiation also requires us to obtain a number of licenses and certifications for these devices and materials. Service of these products must also be in accordance with a specific radioactive materials licenses. Obtaining licenses and certifications may be time consuming, expensive, and uncertain.
    The handling and disposal of radioactive materials resulting from the manufacture, use, or disposal of our products may impose significant costs and requirements. Disposal sites for the lawful disposal of materials generated by the manufacture, use, or decommissioning of our products may no longer accept these substances in the future or may accept them on unfavorable terms.
If we are unable to obtain required FDA clearances or approvals for a product or are unduly delayed in doing so, or the uses of that product are limited, our business could suffer.
    Typically, our OEM customers are responsible for obtaining 510(k) pre-market notification clearance on their systems that integrate our products. A substantial majority of our products are “Class I” devices that do not require 510(k) clearance, but we do produce software that is classified as a Class II device subject to 510(k) clearance. Unless an exception applies, We may be required by FDA regulations to obtain a 510(k) pre-market notification clearance in connection with the manufacture of a new medical device or a new indication for use of, or other significant change in, an existing currently marketed medical device before we can market or sell those products in the United States. Modifications or enhancements to a product that could significantly affect its safety or effectiveness, or that would constitute a major change in the intended use of the device, technology, materials, labeling, packaging, or manufacturing process also require a new 510(k) clearance. Although manufacturers make the initial determination whether a change to a cleared device requires a new 510(k) clearance, we cannot ensure that the FDA will agree with our decisions not to seek additional approvals or clearances for particular modifications to our products or that we will be successful in obtaining new 510(k) clearances for modifications. Obtaining clearances or approvals is time consuming, expensive, and uncertain. We may not be able to obtain the necessary clearances or approvals or may be unduly delayed in doing so, which could harm our business. Furthermore, even if we are granted regulatory clearances or approvals, they may include significant limitations on the indicated uses of the product, which may limit the market for the product. If we are unable to obtain required FDA clearance or approval for a product or is unduly delayed in doing so, or the uses of that product were limited, our business could suffer.
Unfavorable results of legal proceedings could materially and adversely affect our financial results.
    From time to time, we are a party to or otherwise involved in legal proceedings, claims, government inspections, audits or investigations, and other legal matters, both inside and outside the United States, arising in the ordinary course of our business or otherwise. Legal proceedings are often lengthy, taking place over a period of years with interim motions or judgments subject to multiple levels of review (such as appeals or rehearings) before the outcome is final. Litigation and other legal proceedings, claims, government inspections, audits and investigations are subject to significant uncertainty and may be expensive, time consuming, and disruptive to our operations. For these and other reasons, we may choose to settle legal proceedings and claims, regardless of their actual merit.
    If a legal proceeding were ultimately resolved against us, it could result in significant compensatory damages, and, in certain circumstances, punitive damages, disgorgement of revenue or profits, remedial corporate measures, or injunctive relief imposed on us. If our existing insurance does not cover the amount or types of damages awarded, or if other resolution or actions taken as a result of such legal proceeding were to restrain our ability to market one or more of our material products or services, our combined financial position, results of operations, or cash flows could be materially and adversely affected. In addition, legal proceedings, and any adverse resolution thereof, can result in adverse publicity and damage to our reputation, which could materially and adversely impact our business.

Environmental laws impose compliance costs on our business and may also result in liability.
    We are subject to environmental laws around the world. These laws regulate many aspects of our operations, including our handling, storage, transport, and disposal of hazardous substances, such as the chemicals and materials that we use in the course of our manufacturing operations. They can also impose cleanup liabilities, including with respect to discontinued operations. As a consequence, we can incur significant environmental costs and liabilities, some recurring and others not recurring. Although we follow procedures intended to comply with existing environmental laws, we, like other businesses, may mishandle or inadequately manage hazardous substances used in our manufacturing operations and can never completely eliminate the risk of contamination or injury from certain materials that we use in our business and, therefore, we cannot completely eliminate the prospect of resulting claims and damage payments. We may also be assessed fines and/or other penalties for failure to comply with environmental laws and regulations. Insurance has provided coverage for portions of cleanup costs resulting from historical occurrences, but we do not expect to maintain insurance coverage for costs or claims that might result from any future contamination.
    Future changes in environmental laws could also increase our costs of doing business, perhaps significantly. Several countries, including some in the EU, now require medical equipment manufacturers to bear certain disposal costs of products at the end of the product’s useful life, increasing its costs. The EU has also adopted directives that may lead to restrictions on the use of certain hazardous substances or other regulated substances in some of our products sold there. These directives, along with another that requires substance information to be provided upon request, could increase our operating costs in order to maintain our access to certain markets. All of these costs, and any future violations or liabilities under environmental laws or regulations, could have a material adverse effect on our business.
Failure to maintain effective internal controls and procedures could negatively impact us.
    We must, among other things, maintain effective internal controls and procedures for financial reporting and disclosure purposes. In the past, we have not always been successful in maintaining effective internal controls and procedures. Internal control over financial reporting is complex and may be revised over time to adapt to changes in our business or changes in applicable accounting rules. We cannot assure that our internal control over financial reporting will be effective in the future or that material weaknesses will not be discovered with respect to a prior period for which it had previously believed that internal controls were effective. If our internal controls and procedures are not effective, our financial statements may not accurately reflect the results of our business and operations. In addition, there could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements, which could affect our stock price.
Risks Relating to Our Indebtedness
We have significant debt obligations that could adversely affect our business, profitability and ability to meet our obligations.
    As of July 1, 2022, our total combined indebtedness was approximately $450.6 million. The borrowings under our unsecured convertible senior notes due 2025 (the “Convertible Notes”) bear interest at a fixed rate of 4.00% and borrowings under our senior secured notes due 2027 (the “Senior Secured Notes”) bear interest at a fixed rate of 7.875%.
    Our debt could potentially have important consequences to us and our investors, including:
•limiting our flexibility in planning for, or reacting to, changes in our business and the industry;
•limiting our ability to borrow additional funds as needed or increasing the costs of any such borrowing;
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

    If our cash requirements in the future are greater than expected, our cash flow from operations may not be sufficient to repay all of the outstanding debt as it becomes due, and we may not be able to borrow money, sell assets, or otherwise raise funds on acceptable terms, or at all, to refinance our debt. For example, holders of the Convertible Notes will have the right to require us to repurchase all or a portion of the Convertible Notes on the occurrence of a fundamental change at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. Further, if a make-whole fundamental change as defined in the Indenture governing the Convertible Notes occurs prior to the maturity date of the Convertible Notes, we will in some cases be required to increase the conversion rate for a holder that elects to convert its Convertible Notes in connection with such make-whole fundamental change. On the conversion of the Convertible Notes, unless we elect to deliver solely shares of common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments for the Convertible Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make such repurchases of the Convertible Notes surrendered or pay cash with respect to the Convertible Notes being converted.
Despite our substantial indebtedness, we may still be able to incur significantly more debt. This could intensify the risks described above.
    We and our subsidiaries may be able to incur substantial indebtedness in the future. As of July 1, 2022, we had approximately $100 million of additional available borrowing capacity (subject to borrowing base availability) under the revolving credit agreement that we entered into on September 30, 2020 (the “Asset-Based Loan,” or "ABL Facility"). In addition to any amounts that might be available to us for borrowing under the ABL Facility, subject to certain conditions, we will have the right to request an increase of aggregate commitments under the ABL Facility by an aggregate amount of up to $75 million by obtaining additional commitments either from one or more of the lenders under the ABL Facility or other lending institutions.
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
    The more leveraged we become, the more we, and in turn holders of our notes, will be exposed to certain risks described above under “— we have significant debt obligations that could adversely affect our business, profitability and ability to meet our obligations.”
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
    The ABL Facility contains a minimum Fixed Charge Coverage Ratio of 1.00 to 1.00 that is tested when excess availability under the ABL is less than the greater of (i) 10.0% of the Loan Cap (the lesser of (a) the aggregate commitments under the ABL Facility and (b) the aggregate borrowing base) and (ii) $7.5 million. If we have to borrow in excess of 10.0% of the Loan Cap and $7.5 million, and we do not increase our earnings, we also would be at risk of not being in compliance with the ABL Facility’s fixed charge coverage ratio. Compliance with the fixed charge coverage ratio is dependent on the results of our operations, which are subject to a number of factors including current economic conditions. Adverse developments in the economy, including as a result of the COVID-19 outbreak, could lead to reduced spending by our customers and end-users which could adversely impact our net sales and cash flow, which could affect our ability to comply with the fixed charge coverage ratio. In addition, the ABL Facility contains other affirmative and negative covenants that restrict our operating and financing activities. These provisions may limit our ability to, among other things, incur future indebtedness, contingent obligations or liens, guarantee indebtedness, make certain investments and capital expenditures, sell stock or assets, pay dividends and consummate certain mergers or acquisitions. Failure to comply with the fixed charge coverage ratio and other covenants, including the requirement to timely deliver financial statements within applicable grace periods, could result in an event of default. Upon an event of default, if the ABL Facility is not amended or the event of default is not waived, the lender could declare all amounts then outstanding, together with accrued interest, to be immediately due and payable. If this happens, we may not be able to make those payments or borrow sufficient funds from alternative sources to make those payments. Even if we were to obtain additional financing, that financing may be on unfavorable terms.
We may not be able to generate sufficient cash to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
    If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness, including the notes. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. If our operating results and available cash are insufficient to meet our debt service obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them, and these proceeds may not be adequate to meet any debt service obligations then due. Any future refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants which could further restrict our business operations. Additionally, the indenture relating to our notes will limit the use of the proceeds from any disposition of our assets. As a result, the indenture may prevent us from using the proceeds from such dispositions to satisfy our debt service obligations.

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
We entered into certain hedging positions that may affect the value of the Convertible Notes and the volatility and value of our common stock.
    In connection with the issuance of the Convertible Notes, we entered into certain convertible note hedge transactions. These hedge transactions are expected generally to reduce potential dilution of our common stock on any conversion of the Convertible Notes or offset any cash payments we are required to make in excess of the principal amount of such converted Convertible Notes, as the case may be, with such reduction or offset subject to a cap. The counterparties to these hedging positions or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock or purchasing or selling our common stock in secondary market transactions prior to the maturity of the Convertible Notes (and are likely to do so during any observation period related to a conversion of Convertible Notes or following any repurchase of Convertible Notes by us on any fundamental change repurchase date or otherwise). This activity could cause or avoid an increase or a decrease in the market price of our common stock or the Convertible Notes. In addition, if any such hedging positions fail to become effective, the counterparties to these hedging positions or their respective affiliates may unwind their hedge positions, which could adversely affect the value of our common stock.
Risks Relating to Our Common Stock
The trading price of our common stock may decline or fluctuate significantly and fluctuations in our operating results, including quarterly revenues, and margins, may cause our stock price to be volatile, which could cause losses for our stockholders.
    In the past year, our stock price has ranged from a low of $18.90 to a high of $32.65. We cannot guarantee that an active trading market will be sustained for our common stock. Nor can we predict the prices at which shares of our common stock may trade. We have experienced and expect in the future to experience fluctuations in our operating results, including revenues and margins, from period to period. These fluctuations may cause our stock price to be volatile, which could cause losses for our stockholders.
    Our quarterly and annual operating results, including our revenues and margins, may be affected by a number of other factors, including:
•the introduction and timing of announcement of new products or product enhancements by us and our competitors;
•changes in our or our competitors’ pricing or discount levels;
•changes in foreign currency exchange rates and other economic uncertainty;
•changes in import/export regulatory regimes including the imposition of tariffs on our products or those of our customers;
•changes in the relative portion of our revenues represented by our various products, including the relative mix between higher margin and lower-margin products;
•changes in the relative portion of our revenues represented by our international region as a whole and by regions within the overall region, as well as by individual countries (notably, those in emerging markets);
•fluctuation in our effective tax rate, which may or may not be known to us in advance;
•the availability of economic stimulus packages or other government funding, or reductions thereof;
•disruptions in the supply or changes in the costs of raw materials, labor, product components or transportation services;
•changes to our organizational structure, which may result in restructuring or other charges;
•disruptions in our operations, including our ability to manufacture products, caused by events such as earthquakes, fires, floods, terrorist attacks or the outbreak of epidemic diseases;
•the unfavorable outcome of any litigation or administrative proceeding or inquiry, including governmental audits, as well as ongoing costs associated with legal proceedings and governmental audits; and
•accounting changes and adoption of new accounting pronouncements.

    Because many of our operating expenses are based on anticipated capacity levels, and a high percentage of these expenses are fixed for the short term, a small variation in the timing of revenue recognition can cause significant variations in operating results from quarter to quarter. If our gross margins fall below the expectation of securities analysts and investors, the trading price of our common stock may decline.
Conversion of the Convertible Notes may dilute the ownership interest of our stockholders or may otherwise depress the market price of our common stock.
    The conversion of the Convertible Notes may dilute the ownership interests of our stockholders. On conversion of the Convertible Notes, we have the option to pay or deliver, as the case may be, cash, shares of common stock, or a combination of cash and shares of common stock. If we elect to settle our conversion obligation in shares of common stock or a combination of cash and shares of common stock, any sales of our common stock issuable on such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Convertible Notes may encourage short selling by market participants because the conversion of the Convertible Notes could be used to satisfy short positions, or anticipated conversion of the Convertible Notes into shares of our common stock, any of which could depress the market price of our common stock.
The conditional conversion feature of the Convertible Notes, if triggered, may adversely affect our financial condition and operating results.
    In the event the conditions for optional conversion of the Convertible Notes by holders are met before the close of business on the business day immediately preceding June 1, 2025, holders of the Convertible Notes will be entitled to convert the Convertible Notes at any time during specified periods at their option. If we elect to satisfy our conversion obligation by settling all or a portion of our conversion obligation in cash, it could adversely affect our liquidity. In addition, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital and may seriously harm our business.
Certain provisions in our Amended and Restated Certificate of Incorporation, our Amended and Restated Bylaws, our Indenture, and of Delaware law, may prevent or delay an acquisition of our, which could decrease the trading price of our common stock.
    Our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws contain, and Delaware law contains, provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the bidder and to encourage prospective acquirers to negotiate with our board of directors rather than to attempt a hostile takeover. These provisions include, among others:
•the inability of our stockholders to call a special meeting;
•the inability of our stockholders to act without a meeting of stockholders;
•rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings;
•the right of our board of directors to issue preferred stock without stockholder approval; and,
•the ability of our directors, and not stockholders, to fill vacancies on our board of directors.
    In addition, because we did not elect to be exempt from Section 203 of the Delaware General Corporation Law (the “DGCL”), this provision could also delay or prevent a change of control that stockholders may favor. Section 203 provides that, subject to limited exceptions, persons that acquire, or who are affiliated with a person that acquires, more than 15% of the outstanding voting stock of a Delaware corporation (an “interested stockholder”) shall not engage in any business combination with that corporation, including by merger, consolidation, or acquisitions of additional shares, for a three-year period following the date on which the person became an interested stockholder, unless: (1) prior to such time, the board of directors of such corporation approved either the business combination or the transaction that resulted in the stockholder becoming an interested stockholder; (2) upon consummation of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of such corporation at the time the transaction commenced; or (3) on or subsequent to such time the business combination is approved by the board of directors of such corporation and authorized at a meeting of stockholders by the affirmative vote of at least two-thirds of the outstanding voting stock of such corporation not owned by the interested stockholder.
    These provisions are not intended to make us immune from takeovers. However, these provisions will apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that our board of directors determines is not in the best interests of us and our stockholders. These provisions may also prevent or discourage attempts to remove and replace incumbent directors.

    Furthermore, certain provisions in our indenture governing the Convertible Notes may make it more difficult or expensive for a third party to acquire us. For example, our indenture requires us, at the holders’ election, to repurchase the Convertible Notes for cash on the occurrence of a fundamental change and, in certain circumstances, to increase the conversion rate for a holder that converts our Convertible Notes in connection with a make-whole fundamental change. A takeover of us may trigger the requirement that we repurchase the Convertible Notes or increase the conversion rate, which could make it costlier for a third party to acquire us. Our Indenture also prohibits us from engaging in a merger or acquisition unless, among other things, the surviving entity assumes the obligations under the Convertible Notes and our Indenture. These and other provisions in our indenture could deter or prevent a third party from acquiring us even when the acquisition may be favorable to holders of the Convertible Notes or our stockholders.
Liabilities related to our operations when it was part of Varian, or liabilities associated with our spin-off from Varian, could materially and adversely affect our business, financial condition, results of operations, and cash flows.
    We entered into a Separation and Distribution Agreement when we spun off from Varian. The agreement provides for, among other things, indemnification obligations designed to make Varian financially responsible for liabilities allocable to Varian before the spin-off, and to make us financially responsible for liabilities allocable to us before the spin-off and for information contained in our registration statement that describes the separation, we, and the transactions contemplated by the Separation and Distribution Agreement. We may be subject to substantial liabilities if it is required to indemnify Varian or if Varian is required, but unable, to indemnify us. Either of these could negatively affect our business, financial position, results of operations, and/or cash flows.
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

VAREX IMAGING CORPORATION

Date:	August 3, 2022	By:	/s/ SHUBHAM MAHESHWARI
Shubham Maheshwari
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)