Form 10-K
period 2022-09-30
Varex Imaging Corp
filed 2022-11-18
CIK 1681622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-K
 ____________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended September 30, 2022
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

As of April 1, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of the registrant’s common stock held by non-affiliates of the registrant (based upon the closing sale price of such shares on the NASDAQ Global Select Market on April 1, 2022) was approximately $610.2 million. Shares of the registrant’s common stock held by the registrant’s executive officers and directors and by each entity that owned 10% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of November 8, 2022, there were 40.1 million shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Portions of registrant’s proxy statement relating to registrant’s 2023 annual meeting of stockholders are incorporated by reference in Part III of this annual report on Form 10-K.

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
    Statements concerning: supply chain and logistic challenges; cost increases; the impact of the ongoing coronavirus ("COVID-19") pandemic on the global economy or the Company; the effects of inflation; industry or market segment outlook; market acceptance of or transition to new products or technology such as advanced X-ray tube and digital flat panel detector products; growth drivers; future orders, revenues, backlog, earnings or other financial results; and any statements using the terms “believe,” “expect,” “anticipate,” “can,” “should,” “would,” “could,” “estimate,” “may,” “intended,” “potential,” and “possible” or similar statements are forward-looking statements that involve risks and uncertainties that could cause our actual results and the outcome and timing of certain events to differ materially from those projected or management’s current expectations.
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
Summary of Principal Risk Factors
    Investing in our common stock involves risks. See Item 1A. “Risk Factors” beginning on page 13 of this Annual Report for a discussion of the following principal risks and other risks that make an investment in Varex speculative or risky:
•Current economic conditions, including supply chain disruptions and logistical challenges, as well as uncertainty caused by the military conflict between Russia and Ukraine, have increased our costs, impacted our ability to obtain materials needed to manufacture products, and caused product delivery delays. These challenges and disruptions are likely to continue throughout our 2023 fiscal year.
•Our business and financial results may be adversely affected by the effects of inflation and the strong U.S. Dollar.
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
•Our operations, cash flow, and financial position have been adversely impacted, and in the future could continue to be adversely impacted by the COVID-19 pandemic and associated economic disruptions.
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
•Potential indemnification liabilities to Varian Medical Systems, Inc., a Siemens Healthineers Company ("Varian"), could materially and adversely affect our business, financial condition, results of operations, and cash flows.
PART I
Item 1. Business
Overview
    Varex Imaging Corporation is a leading innovator, designer and manufacturer of X-ray components including tubes, digital detectors, linear accelerators, image software processing solutions and stand-alone x-ray based systems in select application areas. Our components are used in medical diagnostic imaging, security inspection systems, and industrial quality inspection systems, as well as for analysis and measurement applications in industrial manufacturing applications. Global OEMs incorporate our X-ray imaging components in their systems to detect, diagnose, protect, irradiate and inspect. Varex has approximately 2,300 full-time employees located at engineering, manufacturing and service center sites in North America, Europe, and Asia.
    Our products are sold in three geographic regions: the Americas, EMEA, and APAC. The Americas includes North America (primarily the United States) and Latin America. EMEA includes Europe, Russia, the Middle East, India and Africa. APAC includes Asia (other than India) and Australia. Revenues by region are based on the known final destination of products sold.
    Our success depends, among other things, on our ability to anticipate and respond to changes in our markets, the direction of technological innovation and the demand from our customers. We continually invest in research and development and employ approximately 300 individuals in product development related activities. Our focus on innovation and product performance along with strong and long-term customer relationships allows us to collaborate with our customers to bring industry-leading products to the X-ray imaging market. We continue to work to improve the life and quality of our imaging components and leverage our scale as one of the largest independent X-ray imaging component suppliers to provide cost-effective solutions for our customers.
Operating Segments and Products
    We have two reportable operating segments: Medical and Industrial. The segments align our products and service offerings with customer use in medical and industrial markets.
Medical
    In our Medical segment, we design, manufacture, sell and service X-ray imaging components, including X-ray tubes, digital detectors, high voltage connectors, image-processing software and workstations, 3D reconstruction software, computer-aided diagnostic software, collimators, automatic exposure control devices, generators, and heat exchangers. These components are used in a range of medical imaging applications including CT, mammography, oncology, cardiac, surgery, dental, and other diagnostic radiography uses.
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
    We are one of the largest global manufacturers of X-ray imaging components and each year we produce over 28,000 X-ray tubes and 20,000 X-ray detectors. We estimate that our world-wide installed base of products includes more than 160,000 X-ray tubes, 170,000 X-ray detectors, 600,000 connect and control components and 16,000 software instances. Replacement and service of our existing installed base makes up a significant portion of our revenue. Many of our components need to be replaced regularly depending upon usage and other factors. For example, CT X-ray tubes generally need to be replaced every 2 to 6 years. In China, the replacement cycle for CT X-ray tubes currently can be as frequent as every 10 to 20 months due to high utilization of imaging equipment. Other products such as X-ray detectors have a useful life of as much as 7 years or more, but can require more frequent service and repairs during their useful life. In addition, our detector customers often elect to upgrade products to newer technology before the end of a current product’s useful life. X-ray imaging software is a relatively small part of our business and includes maintenance revenue for software licenses.
    The COVID-19 pandemic had a significant effect on hospitals, clinics and outpatient imaging centers as they encountered declines in elective procedures volume. As a result, they reduced the capital purchases of imaging equipment from OEMs, which led to lower demand for X-ray imaging components for us. Additionally, equipment installations were delayed, due to reduced access to healthcare institutions. Partially offsetting this was an increased demand for imaging equipment used to diagnose respiratory diseases, such as radiographic X-ray imaging systems and CT imaging systems. The Company has experienced growth in demand for its products as health systems globally have continued to address healthcare services gaps. However, the Company has not been able to convert all the demand into sales due to on-going supply chain related interruptions and uncertainties, particularly with the availability of micro-controller chips and other electronic components. As a result, uncertainty in overall sales volume is expected to continue at least through the fiscal year 2023.
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
    In recent years our business in China has been impacted by the trade war with the United States in three principal ways: (1) importing raw materials from China to the United States has become more expensive, (2) importing raw materials and sub-assemblies from the United States to China has become more expensive, and (3) importing finished U.S. manufactured products into China has become more difficult and expensive. While the governments of both the United States and China have granted tariff exclusions that temporarily eliminate the additional duties payable for specific commodities, providing partial relief, these exclusions are temporary and/or must be solicited and approved on a shipment-by-shipment basis. There is no guarantee that such exclusions will be granted or extended by either government. In order to mitigate the impact of tariffs on materials imported from China, we have implemented changes to secure more non-China sources of materials used to manufacture our X-ray imaging products. To help mitigate the impact of tariffs on materials imported to China, and to be closer to our global customer base, we continue to expand manufacturing capabilities at our facilities in China, Germany, the Netherlands and the Philippines. We have also implemented local sourcing strategies to offer local content. This local-for-local strategy has been well received by both our local customers as well as global OEMs, and acts as a natural hedge against trade wars and other potential supply chain disruptions.
Industrial
    In our Industrial segment, we design, develop, manufacture, sell and service X-ray imaging products for use in a number of markets, including security applications for cargo screening at ports and borders and baggage screening at airports, and nondestructive testing, irradiation and inspection applications used in a number of other vertical markets. Our industrial products include Linatron® X-ray linear accelerators, X-ray tubes, digital detectors and high voltage connectors. In addition, we license proprietary image-processing and detection software designed to work with other Varex products to provide packaged sub-assembly solutions to our industrial customers. Our Industrial business benefits from the research and development investment and manufacturing economies of scale on the Medical side of our business, as we continue to find new applications for our technology. Along with more favorable pricing dynamics, this allows us to generally achieve higher gross profit for industrial products relative to our Medical business. In addition, our Industrial business benefits from our long-term service agreements for our Linatron® products.
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
    The economic downturn triggered by the COVID-19 pandemic reduced the demand for X-ray imaging equipment utilized in the non-destructive testing market as manufacturers focused on cash preservation and reduced spending for capital equipment. However, we have seen improved conditions in this market, which continued during the twelve months ended September 30, 2022.
Customers
    Our customers are primarily large OEMs. Our top five customers, measured by revenue, are Canon Medical Systems Corporation (“Canon”), United Imaging Healthcare, General Electric Company, Siemens Healthineers AG, and Elekta AB, which collectively accounted for approximately 40% of total revenue in fiscal year 2022. Our largest customer, Canon, accounted for approximately 17%, 18% and 21% of our total revenue for fiscal years 2022, 2021, and 2020, respectively, while our ten largest customers as a group accounted for approximately 52%, 51% and 52% of our revenue for fiscal years 2022, 2021 and 2020, respectively.
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
Medical
    We often compete with the in-house X-ray tube manufacturing operations of major diagnostic imaging systems companies, which are the primary OEM customers for our Medical products. To effectively compete with these in-house capabilities, we must have a competitive advantage in one or more significant areas, such as innovative technology and greater product performance, better product quality, better product availability or lower product price. We sell a significant volume of our X-ray tubes to OEM customers that have in-house X-ray tube production capability. In addition, we compete with some OEM customers, such as Canon, Philips Healthcare and other companies who sell X-ray tubes to smaller OEMs and other manufacturers, such as Industria Applicazioni Elettroniche S.p.A, as well as emerging X-ray tube manufacturers in China. High capital costs and mastery of complex manufacturing processes that drive production yield and product life are significant characteristics of the X-ray tube business.
    The market for digital detectors is highly competitive. We sell our digital detectors to a number of OEM customers that incorporate our detectors into their medical diagnostic, oncology, 3D dental and veterinary imaging systems. Our amorphous silicon based digital detector technology, our photon counting technology and our complementary metal-oxide-semiconductor technology compete with other detector technologies, such as amorphous selenium, charge-coupled devices and variations of amorphous silicon scintillators. We believe that our products provide a competitive advantage due to product quality and performance and lower total cost of ownership over the product lifecycle. In the digital flat panel detector market, we primarily compete against Trixell S.A.S., Canon, Vieworks Co., Ltd., Hamamatsu Corporation, iRay Technology (Shanghai) Limited and Jiangsu CareRay Medical Systems Co., Ltd.
Industrial
    In the low-energy market of the Industrial segment, we compete with other OEM suppliers, such as iRay, Teledyne and Comet AG. While there are other manufacturers of low-energy X-ray tubes and digital detectors for specialized and niche industrial applications, our products are designed for a broad range of applications in inspection, analysis, and non-destructive testing. In the high-energy market, we compete against technologies from Nuctech Company Limited, Siemens AG, ETM Electromatic Inc., and PMB Alcen, whose X-ray sources are used in applications that include cargo and container scanning, border security, aerospace applications, castings and pressure vessel inspections.

Customer Services and Support
    We generally warrant our products for 12 to 24 months. In certain cases, the warranty is specified by usage metrics such as number of scans. We provide technical advice and consultation to major OEM customers from our U.S. offices in Utah, California, Nevada, New York and Illinois; and internationally in the Philippines, China, the Netherlands, Germany, France, Sweden, Switzerland, Finland, the United Kingdom, Italy and Japan. Our application specialists and engineers make recommendations to meet the customer’s technical requirements within the customer’s budgetary constraints. We often develop specifications for a unique product that will be designed and manufactured to meet a specific customer’s requirements.
Manufacturing and Supplies
    We manufacture our products at facilities in Salt Lake City, Utah; Las Vegas, Nevada; Liverpool, New York; Franklin Park, Illinois; Doetinchem, the Netherlands; Walluf and Bremen, Germany; Espoo, Finland; Calamba City, Philippines; and Wuxi, China. These facilities employ state-of-the-art manufacturing techniques and several have been recognized by the press, governments and trade organizations for their commitment to quality improvement. Each of these manufacturing facilities are certified by the International Standards Organization (“ISO”) under ISO 9001 (for industrial products) or ISO 13485 (for medical devices). In addition, we have a regional service center in Willich, Germany. The combined medical and industrial manufacturing infrastructure enables us to leverage production scale to achieve productivity and low cost advantage as well as research and development synergies.
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
    Research and development are primarily conducted domestically at our facilities in Salt Lake City, Utah; San Jose, California; Las Vegas, Nevada; Liverpool, New York; and Franklin Park, Illinois and internationally at our facilities in the Netherlands, UK, Sweden, Finland and Germany. Our research and development activities are primarily focused on developing and improving imaging component technology. Current X-ray source development areas include smaller footprint linear accelerators, improvements to tube life and tube stability, reductions of tube noise and tube designs that will enable OEMs to continue to reduce dose delivered, and improve image resolution, cost effectively. Research in digital detector imaging technology is aimed at developing new panel technologies (such as photon counting) with better dose utilization, improved image quality and materials discrimination, lower product costs and new image processing tools for advanced applications.
    Industrial products share some of the same base technology competencies and platforms as medical products and our medical and industrial development teams are therefore co-located in Salt Lake City, Utah; San Jose, California; Doetinchem, Netherlands; Danderyd, Sweden; Espoo, Finland and Walluf, Germany. One of our competitive advantages is that some of the foundational technologies and software components developed for medical applications may also be applicable in industrial components, and vice versa. In addition to these product development synergies, we are also able to realize sourcing, production, service center, and logistics synergies across the different products and market sectors.

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
Government Regulation
U.S. Regulations
    Laws governing marketing a medical device. In the United States, as a manufacturer and seller of medical devices and devices emitting radiation or utilizing radioactive by-product material, we and some of our suppliers and distributors are subject to extensive regulation by federal governmental authorities, such as the U.S. Food and Drug Administration (the “FDA”), the Nuclear Regulatory Commission (“NRC”), and state and local regulatory agencies, to ensure the devices are safe and effective and comply with laws governing products that emit, produce or control radiation. Similar international regulations apply overseas. These regulations, which include the U.S. Food, Drug and Cosmetic Act (the “FDC Act”) and regulations promulgated by the FDA, govern, among other things, the design, development, testing, manufacturing, packaging, labeling, distribution, import/export, sale and marketing and disposal of medical devices, post market surveillance and reporting of serious injuries and death, repairs, replacements, recalls and other matters relating to medical devices, radiation emitting devices and devices utilizing radioactive by-product material. State regulations are extensive and vary from state to state. Our X-ray tube products, imaging workstations and flat panel detectors are considered medical devices. Under the FDC Act, each medical device manufacturer must comply with quality system regulations that are strictly enforced by the FDA.
    Unless an exception applies, the FDA requires that the manufacturer of a new medical device or a new indication for use of, or other significant change in, an existing currently marketed medical device obtain 510(k) pre-market notification clearance before it can market or sell those products in the United States. The 510(k) clearance process is applicable when the device introduced into commercial distribution is substantially equivalent to a legally marketed device. Obtaining the 510(k) clearance generally takes at least six months from the date an application is filed, but could take significantly longer, and generally requires submitting supporting testing data. After a product receives 510(k) clearance, any modifications or enhancements to a product that could significantly affect its safety or effectiveness, or that would constitute a major change in the intended use of the device, technology, materials, labeling, packaging, or manufacturing process, may require a new 510(k) clearance. The FDA requires each manufacturer to make this determination in the first instance, but the FDA can review any such decision. If the FDA disagrees with the manufacturer’s decision, it may retroactively require the manufacturer to submit a request for 510(k) pre-market notification clearance and may require the manufacturer to cease marketing and recall the product until 510(k) clearance is obtained. The FDA adopted guidance in September 2019 that we expect will increase the number and frequency of clearances for changes made to legally marketed devices. Most of our products are non-classified or Class I medical devices, which do not require 510(k) clearance.
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
    Other applicable U.S. regulations. As a participant in the healthcare industry, we are also subject to extensive laws and regulations protecting the privacy and integrity of patient medical information that we receive, including the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), new state privacy laws, “fraud and abuse” laws and regulations, including physician self-referral prohibitions, and false claims laws. From time to time, these laws and regulations may be revised or interpreted in ways that could make it more difficult for our customers to conduct their businesses, such as recent proposed revisions to the laws prohibiting physician self-referrals, and such revisions could have an adverse effect on the demand for our products, and therefore our business and results of operations. We also must comply with numerous federal, state and local laws of more general applicability relating to such matters as environmental protection, safe working conditions, manufacturing practices, fire hazard control and other matters.
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
    Various healthcare reform proposals have also emerged at the state level, and we are unable to predict which, if any, of these proposals will be enacted. In addition, it is possible that changes in federal health care law and policy could result in additional proposals and/or changes to health care system legislation which could have a material adverse effect on our business. Uncertainty created by healthcare reform complicates our customers’ decision-making process and, therefore, may impact our business.
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
    Marketing a medical device internationally. For us to market our products internationally, we must obtain clearances or approvals for products and product modifications. We are required to affix the CE mark to our products to sell them in member countries of the European Union (“EU”). The CE mark is an international symbol of adherence to certain essential principles of safety and effectiveness, which once affixed enables a product to be sold in member countries of the European Economic Area ("EEA"). The CE mark is also recognized in many countries outside the EU and can assist in the clearance process. To receive permission to affix the CE mark to our medical device products, we must obtain approvals and Quality System certification, e.g., ISO 13485, through an accredited Notified Body and must otherwise have a quality management system that complies with the EU Medical Device Directive, which was superseded by the EU MDR-Medical Device Regulations in May 2021. The ISO promulgates standards for certification of quality assurance operations. We are certified as complying with the ISO 9001 for our security and inspection products and ISO 13485 for our medical devices. Several Asian countries, including Japan and China, have adopted regulatory schemes that are comparable, and in some cases more stringent, than the EU scheme. To import medical devices into Japan, the requirements of the Japanese Pharmaceutical and Medical Device Act must be met and an approval to sell medical products in Japan, must be obtained. Similarly, a registration certification issued by the National Medical Products Administration and a China Compulsory Certification mark for certain products are required to sell medical devices in China. Obtaining such certifications on our products can be time-consuming and can cause us to delay marketing or sales of certain products in such countries. Similarly, prior to selling a device in Canada, manufacturers of Class II devices must obtain a medical device license from Health Canada. Additionally, many countries have laws and regulations relating to radiation and radiation safety that apply to our products. In most countries, radiological regulatory agencies require some form of licensing or registration by the facility prior to acquisition and operation of an X-ray generating device or a radiation source. The handling, transportation and recycling of radioactive metals and source materials are also highly regulated.
    A number of countries, including the members of the EU, have implemented or are implementing regulations that would require manufacturers to dispose, or bear certain disposal costs, of products at the end of a product’s useful life and restrict the use of some hazardous substances in certain products sold in those countries. While these regulations could impose a future cost on the Company, compliance programs are in place to anticipate or establish best estimates of what the potential exposure of such costs could be should they arise.
    Manufacturing and selling a device internationally. We are subject to laws and regulations outside the United States applicable to manufacturers of radiation-producing devices and products utilizing radioactive materials, and laws and regulations of general applicability relating to matters such as environmental protection, safe working conditions, manufacturing practices and other matters, in each case that are often comparable to, if not more stringent than, regulations in the United States. In addition, our sales of products in foreign countries are subject to regulation of matters such as product standards, packaging requirements, labeling requirements, import restrictions, environmental and product recycling requirements, tariff regulations, and duties and tax requirements. In some countries, we rely on our foreign distributors and agents to assist us in complying with foreign regulatory requirements.
    Other applicable international regulations. In addition to the U.S. laws regarding the privacy and integrity of patient medical information, we are subject to similar or stricter laws and regulations in foreign countries covering data privacy and other protection of health and employee information. Particularly within Europe, data protection legislation is comprehensive and complex and there has been a recent trend toward more stringent enforcement of requirements regarding protection and confidentiality of personal data, as well as enactment of stricter legislation. We are also subject to international “fraud and abuse” laws and regulations, as well as false claims and misleading advertisement laws. We also must comply with numerous international laws of more general applicability relating to such matters as environmental protection, safe working conditions, manufacturing practices, fire hazard control and other matters.
Anti-Corruption Laws and Regulations
    We are subject to the U.S. Foreign Corrupt Practices Act and anti-corruption laws, and similar laws in foreign countries, such as the U.K. Bribery Act of 2010 and the law “On the Fundamentals of Health Protection in the Russian Federation”. In general, there is a worldwide trend to strengthen anti-corruption laws and their enforcement, and the healthcare industry and medical equipment manufacturers have been particular targets of these investigation and enforcement efforts. Any violation of these laws by us or our agents or distributors could create substantial liability for us, subject our officers and directors to personal liability and also cause a loss of reputation in the market.
    Transparency International’s 2021 Corruption Perceptions Index measured the degree to which public sector corruption is perceived to exist in 180 countries/territories around the world and found that two-thirds of the countries in the index, including many that we consider to be high-growth areas for our products, such as China and India, scored below 50, on a scale from 100 (very clean) to 0 (highly corrupt). We currently operate in many countries where the public sector is perceived as being more or highly corrupt and our strategic business plans include expanding our business in regions and countries that are rated as higher risk for corruption activity by Transparency International.
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
    We generally rely on a combination of patents, copyrights, trademarks, trade secret and other laws, and contractual restrictions on disclosure, copying and transferring title, including confidentiality agreements with vendors, strategic partners, co-developers, employees, consultants and other third parties, to protect our proprietary rights in the developments, improvements and inventions that we have originated and which are incorporated in our products or that fall within our fields of interest. As of September 30, 2022, we own approximately 260 patents issued in the United States, approximately 400 patents issued throughout the rest of the world and have approximately 130 patent applications pending with various patent agencies worldwide. The patents issued or issuing from the pending applications generally expire between 2022 and 2040. We intend to file additional patent applications as appropriate. We have trademarks, both registered and unregistered, that are maintained and enforced to provide customer recognition for our products in the marketplace. We also have agreements with third parties that provide for licensing of patented or proprietary technology, including royalty-bearing licenses and technology cross-licenses. These licenses generally can only be terminated for breach. See Item 1A. “Risk Factors - Risks Relating to our Intellectual Property and Information Systems.”

    In conjunction with the January 2017 separation from Varian Medical Systems, Inc. ("Varian"), we entered into an Intellectual Property Matters Agreement with Varian, pursuant to which, among other things, we each granted the other licenses to use certain intellectual property. Varian was subsequently acquired by Siemens in April of 2021.
Environmental Matters
    Our operations and facilities, past and present, are subject to environmental laws, including laws that regulate the handling, storage, transport and disposal of hazardous substances. Certain of those laws impose cleanup liabilities under certain circumstances. In connection with those laws and certain of our past and present operations and facilities, we are obligated to indemnify Varian for 20% of the cleanup liabilities related to prior corporate restructuring activities while a division of Varian and fully indemnify Varian for other liabilities arising from the operations of the business transferred to it as part of those activities. Those include facilities sold as part of Varian’s electron devices business in 1995 and thin film systems business in 1997. The U.S. Environmental Protection Agency (“EPA”) or third parties have named Varian as a potentially responsible party under the amended Comprehensive Environmental Response Compensation and Liability Act of 1980 (“CERCLA”), at sites to which Varian or the facilities of the businesses sold in 1995 and 1997 were alleged to have shipped waste for recycling or disposal (the “CERCLA sites”). We anticipate that we will be obligated to reimburse Varian for 20% of the liabilities of Varian related to these CERCLA sites (after adjusting for any insurance proceeds or tax benefits received by Varian). In connection with the CERCLA sites, to date Varian has been required to pay only a small portion of the total cleanup costs and we anticipate that any reimbursement to Varian in the future will not be material. As of September 30, 2022, we had an existing environmental liability of approximately $1.1 million, net of expected insurance proceeds, related to the CERCLA sites.
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
Human Capital Resources
Talent Management
    To remain a leading innovator, designer, and manufacturer of critical components of X-ray based diagnostic equipment, it is crucial that we continue to attract and retain exceptional talent. Our business results depend on our ability to successfully manage our human capital resources, including attracting, identifying, and retaining key talent. Factors that may affect our ability to attract and retain qualified employees include employee morale, our reputation, competition from other employers, wage inflation, the increasing trend towards hybrid work environments, and availability of qualified individuals.
    As of September 30, 2022, we had approximately 2,300 full-time and part-time employees worldwide. None of our employees based in the United States are unionized or subject to collective bargaining agreements. Employees based in some foreign countries may, from time to time, be represented by works councils or unions or subject to collective bargaining agreements. We consider our relations with our employees to be good.
    As part of our people management strategy, we monitor employee morale and our market reputation. To better understand how to measure the effectiveness of our people management strategy, and to establish a baseline understanding of employee loyalty and retention, we solicit feedback from our employees through employee satisfaction and other surveys. The results of these surveys are analyzed, and we hold meetings with employees to share and discuss areas of improvement. We believe this is a useful process to inform how future decisions are made in order to improve employee morale and engagement.
Total Rewards
    We invest in our workforce by offering a competitive total rewards package that includes a combination of salaries and wages, health and wellness benefits, equity incentives, retirement benefits, and educational benefits. We strive to offer a competitive total rewards package that is responsive to local markets. In the United States, where our largest employee base resides, our benefits for eligible employees have included:
•Health insurance coverage available to full-time employees;
•Tuition reimbursement up to a specified dollar amount on an annual basis;
•Matching contributions to a tax-qualified defined contribution savings ("401(k)") plan, on a dollar-for-dollar basis up to four percent of the employee’s base compensation;

•An employee assistance program; and
•Training and development programs designed to help employees improve workplace performance.
    Approximately 90% of our eligible employees participate in our 401(k) plan, which positions us as a top performer among similarly situated companies. In addition, in an effort to further align the interests of eligible employees with our stockholders, we have an equity-based incentive plan that provides for the grant of nonqualified stock options and restricted stock units to directors, officers and other eligible employees. Additionally, to create performance incentives and to encourage share ownership by our employees, we have implemented an employee stock purchase plan, which enables eligible employees to purchase our common stock at a discount through payroll contributions.
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
    The COVID-19 pandemic presented challenges for our workplace. Because our business involves the manufacture of physical products, many of our employees were unable to work from home. In an effort to keep our employees safe and to maintain operations during the COVID-19 pandemic, we implemented a number of health-related measures and incentivized our employees to become vaccinated. In addition, we implemented a hybrid-office work program where certain employees could work a portion of the workweek from a home office if approved by their leadership.
Diversity and Inclusion
    As one of our values states, “we embrace equality,” and we are committed to a diverse and inclusive workplace that is respectful to all. Some of our initiatives include providing scholarships to the Society of Women Engineers ("SWE") and science, technology, engineering, and mathematics ("STEM") programs, regularly analyzing pay equity, and engaging in on-campus events that increase our exposure to diverse populations to promote diversity in our hiring. We do not tolerate discrimination and harassment, and we expect our teams to conduct themselves ethically at all times in accordance with Varex’s Code of Conduct.
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
•proxy statements; and
•Section 16 ownership reports.
    Additionally, our Code of Conduct, Corporate Governance Guidelines and the charters of the Audit Committee, Compensation and Management Development Committee, and Nominating and Corporate Governance Committee are also available on the Investors page of our website. Investors and others should note that we announce material financial and operational information to our investors using our investor relations website (https://www.vareximaging.com/investors/), press releases, SEC filings and public conference calls and webcasts. Please note that information on, or that can be accessed through, our website is not deemed “filed” with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended (the “Securities Act”), or the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Executive Officers of the Registrant
    The biographical summaries of our executive officers are as follows:
    Sunny S. Sanyal, 58, has served as President, Chief Executive Officer, and Director since January 2017. Prior to the separation of Varex from Varian, Sunny served as senior vice president and president of Varian’s Imaging Components business for Varian since February 2014. Prior to joining Varian in 2014, Sunny was chief executive officer of T-System, a privately held company providing information technology solutions and services to hospitals and urgent care facilities. He also served as president of McKesson Provider Technologies, where he led the company to significant market expansion with its clinical software, medical imaging technology, and services solutions. Sunny has held executive positions at GE Healthcare, Accenture, and IDX Systems. He received a Master of Business Administration ("MBA") from Harvard Business School, a Master of Science in industrial engineering from Louisiana State University, and a Bachelor of Engineering in electrical engineering from the University of Bombay.
    Shubham Maheshwari, 51, has served as Chief Financial Officer ("CFO") since July 2020. Shubham (Sam) joined Varex from SiFive, Inc., a leading provider of hardware and software solutions for developing RISC-V based processors and semiconductor chips, where he served as CFO. Before SiFive, Sam served for six years as CFO, and later as CFO and COO, of Veeco Instruments Inc. (Nasdaq: VECO), a manufacturer of semiconductor process equipment. Previous notable positions include Senior Vice President, Finance for semiconductor company Spansion, Inc., where he helped lead the company through its restructuring and IPO in 2010, and more than 10 years in various senior positions, including Vice President of M&A and Corporate Controller, at KLA-Tencor Corp., a global semiconductor equipment company. Sam holds an MBA in Finance from Wharton, and a bachelor’s degree in chemical engineering from the Indian Institute of Technology, Delhi.
    Kimberley E. Honeysett, 51, has served as Chief Legal Officer since February 2022 and as Senior Vice President, General Counsel, and Corporate Secretary since January 2017. Prior to the separation of Varex from Varian, Kim served as vice president and assistant general counsel and assistant corporate secretary for Varian, where she advised Varian’s Board of Directors, executive management and corporate functions, including business development, investor relations, human resources, information technology and was responsible for corporate governance, general compliance matters, litigation and global subsidiary governance. Prior to joining Varian in 2005, Kim served as group director, legal affairs at Siebel Systems, Inc., an enterprise software company, and as an associate with the law firm Brobeck, Phleger & Harrison LLP. Kim holds a juris doctor degree from Cornell Law School and a bachelor’s degree in communications from the University of California, Los Angeles.
    Brian W. Giambattista, 63, has served as Senior Vice President, and General Manager - X-ray Detectors since May 2017 and joined Varex after the acquisition of the PerkinElmer Medical Imaging business. He has over 30 years of experience in the industry, having held various management and engineering roles at PerkinElmer and General Electric Company, and received his doctorate degree in physics from the University of Virginia.
    Andrew Hartmann, 60, has served as Senior Vice President, Medical Sales & Marketing since July 2018. Prior to joining Varex he worked for a number of leading OEMs in various leadership roles, most recently as General Manager of the X-ray and Ultrasound Business for Carestream Health, Inc., a worldwide provider of X-ray imaging systems, from April 2012 to June 2018. Prior to Carestream, Andrew worked for Siemens Medical Solutions USA, Inc. (Siemens Healthineers), a leading medical technology company, in sales and marketing roles both domestically in the United States and internationally for Siemens’ ultrasound business. Prior to Siemens, he held leadership roles at Acuson Corp. (subsequently acquired by Siemens), including General Manager for Acuson’s Australia and New Zealand business. Andrew received a Master of Business Administration (“EMBA”) from Ashridge Business School in London, United Kingdom, and received a diploma in electronics from Sydney Technical College in Australia.
    Mark S. Jonaitis, 61, has served as Senior Vice President and General Manager - X-Ray Sources since January 2017. Prior to the separation of Varex from Varian, Mark served in various management positions at Varian, including most recently as vice president and general manager, X‑ray Tube Products and global manufacturing. Mark joined Varian’s predecessor, Varian Associates, in 1983, where he served in various product and engineering positions. Mark received his Bachelor of Science in physics from the University of Utah.

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

Risks Relating to Our Business
Current economic conditions, including supply chain disruptions and logistical challenges, as well as the military conflict between Russia and Ukraine, have increased our costs, and have impacted, and may in the future impact, our ability to obtain materials needed to manufacture our products, to deliver those products to our customers, and otherwise adversely impact our financial condition and results of operations.
    Current economic conditions have had, and we believe will continue to have, an adverse impact on our manufacturing capacity, supply chain and distribution systems. We have experienced, and continue to experience, difficulties in obtaining materials used to build our products and these difficulties have impacted our ability to deliver finished products to our customers. We believe that it will continue to be difficult to obtain certain materials throughout fiscal year 2023. We have used more of our inventory on hand than we have used historically and are purchasing materials that are critical to our processes, often at higher costs. Shortages of materials, particularly micro-controller chips and associated electronic components, have caused and may continue to cause, delays in manufacturing products for our customers. In some cases, raw material shortages and delivery delays from our suppliers are communicated to us with very little advanced warning, which has caused operational and customer order fulfillment challenges. During fiscal year 2022, inventory levels increased due to uneven component flow, impacting our ability to finish products and resulting in a higher inventory count. If our actions to mitigate such challenges are not successful, material shortages could cause us to temporarily stop production of certain products. Production delays have had and could continue to have a material adverse effect on our business and results of operations. For example, if we are unable to deliver products to our customers without unreasonable delay, those customers may seek alternative suppliers or decide to in-source certain products. Further, our competitors with greater financial resources may be better able to restructure their manufacturing and supply chains in response to geopolitical and economic trends and thereby have a competitive advantage over us.
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
    The escalation of geopolitical tensions and the military conflict between Russia and Ukraine have introduced further uncertainty into the economic environment, which could impact our business. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Poor relations between the United States and Russia; sanctions by the United States, European Union, and other countries against Russia; the response by Russia and other countries to these sanctions; and any escalation of political tensions or economic instability in the area could have an adverse impact on our business, our customers, and our suppliers. Further, our customers, suppliers, and other third parties with whom we do business may have staff, operations, materials or equipment located in Ukraine or Russia, which could impact our supply chain, the services being provided to us, or our financial condition or results of operations.
Our business and financial results may be adversely affected by the effects of sustained inflation and increased interest rates.
    Inflation has the potential to adversely affect our liquidity, business, financial condition and results of operations by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers. The existence of sustained inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, increased shipping costs, supply shortages, increased costs of labor, weakening exchange rates and other similar effects. As interest rates rise to address inflation or otherwise, we may experience further increases in capital and other costs. Further, changes in monetary or other policies here and abroad to combat inflation may lead to an economic downturn in some of our markets. Although we may take measures to mitigate the impact of this inflation, if these measures are not effective, our business, financial condition, results of operations and liquidity could be materially adversely affected. Even if such measures are effective, the benefits of such measures may not be realized until after the costs of inflation have been incurred.
We sell our products and services to a limited number of OEM customers, many of which are also our competitors, and a reduction in or loss of business of one or more of these customers may materially reduce our sales.
    We sell our products to a limited number of OEM customers, many of which are also our competitors with in-house X-ray component manufacturing operations. We had one customer during fiscal year 2022 that accounted for 17% of our revenue. Our ten largest customers as a group accounted for approximately 52%, 51% and 52% of our revenue for fiscal years 2022, 2021 and 2020, respectively. Although we seek to broaden our customer base, we will continue to depend on sales to a relatively small number of major customers. Because we often take significant time to replace lost business, it is likely that our operating results would be materially and adversely affected if one or more of our major OEM customers were to cancel, delay, or reduce orders in the future.
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
    End-user product demand, economic uncertainties, the COVID-19 pandemic, natural disasters, and other matters beyond our control make it difficult for our customers to accurately forecast and plan future business activities; which makes it difficult for us to accurately predict the demand for our products. Because the manufacture of our products requires some lead-time, changes in customer purchasing forecasts have previously impacted our business, resulting in excess inventory and slowdowns in sales. Similar inventory adjustments and slowdowns in sales are likely to occur in the future. Changes to customer forecasts can occur on short notice. Our customers also face inherent competitive issues and new product introduction delays which can result in changes in forecasts. The market and regulatory risks faced by our customers also ultimately impact our ability to forecast future business. Our agreements for imaging components, such as our pricing agreement with Canon Medical Systems, may contain purchasing estimates that are based on our customers’ historical purchasing patterns rather than firm commitments, and actual purchasing volumes under the agreements may vary significantly from these estimates. The variation from forecasted purchasing volume may be due, in part, to the increasing life of X-ray tubes, which can result in reduced demand for replacement X-ray tubes in ways we may not be able to accurately forecast. Reductions in purchasing patterns have in the past and may in the future materially and adversely affect our operating results. In the past, decreased economic activity associated with the COVID-19 pandemic had a significant negative impact on the demand for our industrial products and a similar impact could occur again.
We compete in highly competitive markets, and we may lose business to our customers or other companies with greater resources or the ability to develop more effective technologies, or we could be forced to reduce our prices.
    We compete in a market characterized by rapidly-evolving technology, intense competition and pricing pressure. We often compete with companies that have greater financial, marketing and other resources than us. Some of the major diagnostic imaging systems companies, which are the primary OEM customers for our X-ray components, also manufacture X-ray components, including X-ray tubes, for use in their own imaging systems products. We must compete with these in-house manufacturing operations for business. If these customers manufacture a greater percentage of their components in-house or otherwise decrease purchases from external sources, which may occur for a number of reasons, including a strong U.S. Dollar or a general economic slowdown, we could experience reductions in purchasing volume by, or loss of, one or more of these customers. Such a reduction or loss may have a material and adverse effect on our business. In addition, we compete against other stand-alone, independent X-ray tube manufacturers for both the OEM business of major diagnostic imaging equipment manufacturers and the independent servicing business for X-ray tubes.
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
    We operate in a market characterized by rapid change and technological innovation, particularly with respect to flat panel technology. Our customers use our products in their medical diagnostic, security, and industrial imaging systems, and we must continually introduce new products at competitive costs while also improving existing products with higher quality, lower costs, and increased features. To be successful, we must anticipate our customers’ needs and demands, as well as potential shifts in market preferences. Our failure to do so has in the past resulted, and may in the future result, in the loss of customers and an adverse impact to our financial performance. With a relatively strong U.S. Dollar, our ability to meet our international customers’ pricing expectations is particularly challenging and may result in erosion of product margin and market share.
    We have in the past spent, and in the future may need to spend, more time and money than we expect to develop, market and introduce new products or enhancements, and, even if we succeed, we may not be able to recover all or a meaningful part of our investment. Once introduced, new products may materially and adversely impact sales of our existing products or make them less desirable or even obsolete, which could materially and adversely impact our revenues and operating results. In addition, certain costs, including installation and warranty costs, associated with new products may be proportionately greater than the costs associated with other products and may therefore disproportionately, materially, and adversely affect our gross and operating margins. If we are unable to lower these costs over time, our operating results could be materially and adversely affected. Some of the electronic components and integrated circuits used in our flat panel detectors are susceptible to discontinuance and obsolescence risks, which may force us to incorporate newer generations of these components, resulting in unplanned additional R&D expenses, delays in the launch of new products, supply disruptions, or inventory write downs.
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
    We conduct business globally. Revenues generated from customers located outside the United States accounted for approximately 69%, 68% and 66% of our total revenues during fiscal years 2022, 2021, and 2020, respectively. As a result, we must provide significant service and support globally. We intend to continue to expand our presence in international markets and expect to expend significant resources in doing so. We cannot be sure that we will be able to meet our sales, service, and support objectives or obligations in these international markets or recover our investment in these international markets. Our future results could be harmed by a variety of factors, including:

•currency fluctuations, and in particular the strength of the U.S. Dollar (which is our functional and reporting currency) relative to many currencies, which have and may in the future adversely affect our financial results and cause some customers to delay purchasing decisions, move to in-sourcing supply, migrate to lower cost alternatives, or ask for additional discounts;
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
•the imposition by governments of additional taxes, tariffs, global economic sanctions programs, or other restrictions on foreign trade such as the tariffs put into place by both China and the United States;
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
COVID-19 has adversely impacted our operations, cash flow, and financial position, and in the future we could continue to be adversely impacted by the aftermath of the COVID-19 pandemic and continuing economic disruptions.
    The pandemic caused by the spread of COVID-19 adversely impacted our operations, cash flow, and financial position. The pandemic created significant volatility, uncertainty and economic disruption that could continue into the future. In addition, in part due to the COVID-19 pandemic, we have observed an overall tightening and increasingly competitive labor market, which has resulted in increased wages offered by other employers and voluntary attrition of employees in the industry, making it more difficult to recruit, hire, and retain talent. New or continuing outbreaks of COVID-19 could have a negative impact on our business, future operating results, cash flows and financial condition. Local government lockdowns or prohibitions on travel could adversely affect our ability to manufacture or sell our products or to provide service to our customers or to meet and build relationships with customers, suppliers, or other third parties. For example, the Chinese government has closed, and may in the future close, our factory in China for extended periods of time to combat COVID-19 infection rates in the region. Even though the effects of COVID-19 have been lessening, a resurgence of COVID-19 or other infections variants could have an adverse impact on our operating results, cash flows and financial condition. See Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information regarding the risks related to COVID-19 on our business.
Our business may suffer if we are not able to hire and retain qualified personnel.
    Our future success depends, to a great degree, on our ability to retain, attract, expand, integrate, and train our management team and other key personnel, such as qualified engineering, service, sales, marketing, and other staff. We compete for key personnel with other medical equipment and software manufacturers and technology companies, as well as universities and research institutions. Competition for qualified personnel has increased over the past years. Because this competition is intense, particularly in Utah, where unemployment rates are relatively low, compensation-related costs could increase significantly. If we are unable to hire and train qualified personnel, we may not be able to maintain or expand our business. Additionally, if we are unable to retain key personnel, we may not be able to replace them readily or on terms that are reasonable, which also could hurt our business.

A change in the percentage of our total earnings from international sales or additional changes in tax laws could increase our effective tax rate.
    Our effective tax rate is impacted by tax laws in both the United States and in foreign countries. Earnings from our international subsidiaries are generally taxed at rates that differ from U.S. rates. A change in the percentage of our total earnings from the international subsidiaries, a change in the mix of particular tax jurisdictions between the international subsidiaries, or a change in currency exchange rates could cause our effective tax rate to increase. Furthermore, while U.S. tax reform imposed a current tax on cumulative undistributed earnings, these earnings could also become subject to incremental foreign withholding or U.S. state taxes should they actually be remitted to the United States, in which case our financial results could be materially and adversely affected.
    Statutory changes included in proposed U.S. legislation, if passed, including interpretive guidance, could have a material impact on income tax expense, the effective tax rate, or the value of deferred tax assets and liabilities. Changes in the valuation of our deferred tax assets or liabilities, additional changes in tax laws or rates, changes in the interpretation of tax laws in other jurisdictions, or other changes beyond our control could materially and adversely affect our financial position and results of operations.
    We have entities in certain jurisdictions with cumulative net operating losses for which no income tax benefit can be recorded due to full valuation allowance positions. There could be additional future losses in these and other jurisdictions that would negatively impact our effective tax rate.
We may face additional risks from the acquisition or development of new lines of business.
    From time to time, we may acquire or develop new lines of business. There are substantial risks and uncertainties associated with new lines of business, particularly in instances where the markets are not fully developed or are ones we have not operated in before. Risks include developing knowledge of and experience in the new business, recruiting market professionals, new types or greater levels of liability exposure, increasing research and development expenditures, and developing and capitalizing on new relationships with experienced market participants. This may mean significant investment and involvement of our senior management to acquire or develop, then integrate, the business into our operations. Timelines for integration of new businesses may not be achieved, and price and profitability targets may not prove feasible, as new products can carry lower gross margins than existing products. External factors, such as compliance with regulations (including in the case of some evolving end-markets, fast-changing regulatory developments and legal uncertainties), competitive alternatives, and shifting market preferences may also impact whether implementation of a new business will be successful. Failure to manage these risks could have a material and adverse effect on our business, results of operations, and/or financial condition.
In addition, some of our products are multi-purpose products designed and intended to be used by OEMs and end users for a wide range of imaging and irradiation purposes including for use in new and emerging industries. Certain of these industries may be subject to varying, inconsistent, and rapidly changing laws, regulations, administrative practices, enforcement approaches, judicial interpretations, and consumer perceptions. The demand for our products may be negatively impacted depending on how laws, regulations, administrative practices, enforcement approaches, judicial interpretations, and consumer perceptions develop, and we cannot reasonably predict the nature of these developments or the effect, if any, that these developments could have on our business.
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
    If we acquire a business, we allocate the total purchase price to the acquired business’ tangible assets and liabilities, identifiable intangible assets, and liabilities based on their fair values as of the date of the acquisition and record the excess of the purchase price over those values as goodwill. If we fail to achieve the anticipated growth from an acquisition, or if we decide to sell assets or a business, we may be required to recognize an impairment loss on the write down of our assets and goodwill, which could materially and adversely affect our financial results. In addition, acquisitions can result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or expenses, or other charges, any of which could harm our business and affect our financial results.
    Additionally, we participate in joint ventures and have investments in privately-held and publicly traded companies. For example, we hold a 40% ownership interest in dpiX LLC, our major supplier of our amorphous silicon-based thin film transistor arrays (flat panels used in our digital detectors), and a 50% interest in VEC Imaging GmbH & Co. KG, a joint venture to develop nanotube based x-ray sources, and we recently invested in another nanotube technology company. These and other investments and joint ventures are subject to risk of loss of investment capital as well as other risks. These types of investments are inherently risky, in some instances because the markets for the technologies or products these companies have under development may never materialize. If these companies do not succeed, we could lose some or all of our investment in these companies. There is no guarantee that the time and money invested by us in these projects will yield the expected returns.
Warranty claims may materially and adversely affect our business.
    We could experience an increase in warranty claims as a result of issues with product quality or product failures as a direct result of our design, manufacturing, or issues in our supply chain. Such an occurrence may damage our market reputation, cause sales to decline, or require repairs or voluntary remedial measures to enhance customer satisfaction, which could materially and adversely impact our financial results. Increased warranty claims on any given product could cause us to halt production on that product and significantly impair our liquidity and profitability, and could cause reputational harm to us. Because some categories of products tend to experience higher numbers of warranty claims than others, a shift in the types of products that our customers purchase could lead to an increase in warranty claims. If actual levels of warranty claims are greater than the level of claims we estimate, cost of sales could increase, and our financial condition could be materially and adversely affected. In addition, product quality issues could result in significant follow-on effects for us, including, among other things, reputational harm to us and our customers, loss of customers, and liability as a result of product quality issues. These outcomes would materially and adversely affect our business and financial condition.
Product defects or misuse may result in material product liability or professional errors and omissions claims, litigation, investigation by regulatory authorities, or product recalls that could harm our future revenues and require us to pay material uninsured claims.
    Our business exposes us to potential product liability claims that are inherent in the manufacture, sale, installation, servicing, and support of components that are used in medical devices and other devices that deliver radiation. Because our products, through incorporation into OEMs’ systems, are involved in the intentional delivery of radiation to the human body and other situations where people may come into contact with radiation (for example, when our security and inspection products are being used to scan cargo or in the diagnosis of medical problems), the possibility for significant personal injury or loss of life exists. Although our products are incorporated into OEMs’ systems, and thus only perform pursuant to the design and operating systems of OEMs, we may also be subject to claims for property damage, personal injury, or economic loss related to or resulting from any errors or defects in our products or the installation, servicing, or support of our products. Any accident or mistreatment could subject us to legal costs, litigation, adverse publicity, and damage to our reputation, whether or not our products or services were a factor.

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
We are exposed to credit risk and fluctuations in the values of our investment portfolio.
    Our investments can be negatively affected by liquidity, credit deterioration, financial results, market and economic conditions, political risk, sovereign risk, interest rate fluctuations or other factors. As a result, the value and liquidity of our cash, cash equivalents and marketable securities may fluctuate substantially. Therefore, although we have not realized any significant losses on our cash, cash equivalents and marketable securities, future fluctuations in their value could result in significant losses and could have a material adverse impact on our financial condition and operating results.
ESG issues, including those related to climate change and sustainability, may increase our costs and impose difficult and expensive compliance requirements.
    Customers, consumers, investors, and other stakeholders are increasingly focusing on environmental issues, including climate change, water use, deforestation, waste, and other sustainability concerns. We have increased our focus on sustainability and measurement of our progress against Environmental, Social, and Governance (“ESG”) criteria by establishing sustainability and ESG programs that reflect our current initiatives. The implementation of these initiatives may impose additional costs on us. If our ESG initiatives fail to satisfy investors, current or potential customers, consumers, and our other stakeholders, our reputation, our ability to sell products and services to customers, our ability to attract or retain employees, and our attractiveness as an investment or business partner could be negatively impacted.
    In addition, our customers have adopted, and may continue to adopt, procurement policies that require us to comply with social, and environmental responsibility provisions. An increasing number of investors have adopted, and may continue to adopt, ESG policies for their portfolio companies, and various voluntarily sustainability initiatives and organizations have promulgated different social and environmental responsibility and sustainability guidelines. These practices, policies, provisions, and initiatives are under active development, subject to change, can be unpredictable and conflicting, and may prove difficult and expensive for us to comply with and could negatively affect our reputation, business, or financial condition.
Risks Relating to the Manufacture of our Products
Supply chain disruptions, including the loss of a supplier, and any inability to obtain supplies of important components have impacted our ability to manufacture products, have caused delays in our ability to deliver products, and have increased our costs and may continue to do so.
    As discussed under the heading "Risks Related to our Business" above, supply chain disruptions have had, and will likely continue to have, an impact on our ability to manufacture our products. We have experienced delays in receiving materials used to make our products due both to material shortages and shipping delays. These delays are likely to continue. In addition, poor relations between the United States and Russia; sanctions by the United States, European Union, and other countries against Russia; the response by Russia and other countries to these sanctions; and any escalation of political tensions or economic instability in the area could have an adverse impact on our business, our customers, and our suppliers. Further, our customers, suppliers, and other third parties with whom we do business may have staff, operations, materials or equipment located in Ukraine or Russia, which could impact our supply chain, the services being provided to us, or our financial condition or results of operations. During fiscal year 2022, material shortages increased and have caused, and could continue to cause, us to temporarily stop production of certain products. If we are unable to obtain the materials necessary to make our products or if we must pay more for those materials, it could have a material adverse effect on our business and financial results.
    We obtain some of the components included in our products from a limited group of suppliers or from sole-source suppliers, such as wave guides for industrial linear accelerators, transistor arrays, cesium iodide coatings and specialized integrated circuits for flat panel detectors, X-ray tube targets, housings, glass frames, high-voltage cable, bearings and various other components. For example, our major supplier of our amorphous silicon-based thin film transistor arrays (flat panels) used in our digital image detectors is dpiX LLC. Although we hold a 40% ownership interest in dpiX, we do not have majority voting rights or the power to direct the activities of dpiX. In addition, Varian is our sole source supplier for a key component in linear accelerators used in our security and inspection products subsystems, which are specially made for us. If current suppliers cease producing these or other components, there can be no assurance that the components will be available from other suppliers on reasonable terms or at all.
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
    We rely on the supplies of certain raw materials such as tungsten, lead, iridium, and copper for security and inspection products and copper, lead, tungsten, rhenium, molybdenum zirconium, and various high grades of steel alloy for X-ray tubes. Worldwide demand, availability, and pricing of these raw materials have been volatile. We have experienced and expect that we will continue to experience increases in raw material costs due to inflation and other market constraints. We expect that availability and pricing will continue to fluctuate in the future. If supplies are restricted or become unavailable or if prices increase further, this could constrain our manufacturing of affected products, reduce our profit margins, or otherwise materially and adversely affect our business.
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
    The majority of our products are manufactured at our facility in Salt Lake City, Utah. Our manufacturing operations are subject to potential power failures, the breakdown, failure, or substandard performance of equipment, the improper installation or operation of equipment, pandemics, and natural or other disasters. Loss or damage to our manufacturing facility due to any of these factors or otherwise could materially and adversely affect our ability to manufacture sufficient quantities of our products or otherwise deliver products to meet customer demand or contractual requirements, which may result in a loss of revenue and other adverse business consequences. Because of the time required to obtain regulatory approval and licensing of a manufacturing facility, we may not be able to replace any lost manufacturing capacity on a timely basis. The occurrence of these or any other operational issues at our manufacturing facilities could have a material and adverse effect on our business, financial condition, and results of operations.
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
    The global economy has been impacted by a number of economic and political factors, including the political conflict between Russia and Ukraine and sustained inflation. In many markets, these conditions have shrunk capital equipment budgets, slowed decision-making and made it difficult for our customers and vendors to accurately forecast and plan future business activities. This, in turn, has caused our customers to be more cautious with, and sometimes freeze, delay, or dramatically reduce purchases and capital project expenditures. Some countries have adopted and may in the future adopt austerity or stimulus programs that could negatively affect our results from period to period. In addition, actions taken by the current U.S. administration may also create global economic uncertainty, which may cause our customers to reduce their spending, which, in turn, could adversely affect our business, financial condition, operating results, and cash flows. An uncertain economic environment may also disrupt supply or affect our service business, as customers’ constrained budgets may result in pricing pressure, extended warranty provisions, and even cancellation of service contracts. In addition, concerns over continued economic instability could make it more difficult for us to collect outstanding receivables. A weak or deteriorating healthcare market would inevitably materially and adversely affect our business, financial conditions, and results of operations.
    Because our products are generally priced in U.S. Dollars, the strengthening of the U.S. Dollar in the last several years has caused, and could continue to cause, some customers to ask for discounts, delay purchasing decisions, consider moving to in-sourcing such components, or migrate to lower cost alternatives. Further, because our business is global and some payments may be made in local currency, fluctuations in foreign currency exchange rates can impact our results by affecting product demand, revenues and expenses, and/or the profitability in U.S. Dollars of products and services that we provide in foreign markets.
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
    We design, manufacture, sell, and service Linatron® X-ray accelerators, image-processing software, and image detection products for security and inspection, such as cargo screening at ports and borders and nondestructive examination for a variety of applications, as well as industrial applications. We generally sell security and inspection products to OEMs who incorporate our products into their inspection systems, which are then sold to customs and other government agencies, as well as to commercial organizations in the casting, power, aerospace, chemical, petrochemical, and automotive industries. We believe growth in our security and inspection products will be driven by security cargo screening and border protection needs, as well as by the needs of customs agencies to verify shipments for assessing duties and taxes. This business is heavily influenced by domestic and international government policies on border and port security, political change, and government budgets. Orders for our security and inspection products have been and may continue to be unpredictable, as governmental agencies may place large orders with us or our OEM customers in a short time period and then may not place any orders for a long time period thereafter. Because it is difficult to predict our OEM customer delivery, the actual timing of sales and revenue recognition varies significantly. The market for border protection systems has slowed significantly, and end customers, particularly in oil-based economies and war zones in which we have a significant customer base, are delaying system deployments or tenders and considering moving to alternative sources, resulting in a decline in the demand for security and inspection products.
    The demand for our security and inspection products is heavily influenced by U.S. and foreign governmental policies on national and homeland security, border protection, and customs activities, which depend upon government budgets and appropriations that are subject to economic conditions, as well as political changes and oil prices. We have seen customers freeze or dramatically reduce purchases and capital project expenditures, delay projects, or act cautiously as governments around the world wrestle with spending priorities. As economic growth remains sluggish in various jurisdictions and appears to be deteriorating in others, and as concerns about levels of government employment and government debt continue, we expect that these effects will also continue. Bid awards in this business may be subject to challenge by third parties. These factors make this business more unpredictable and could cause volatility in our revenues and earnings.
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
    Information technology (including technology from third party providers) helps us operate efficiently, interface with and support our customers, maintain financial accuracy and efficiency, and produce our financial statements. In the ordinary course of our business, we collect, process and store sensitive data, including intellectual property, proprietary business information and that of customers, suppliers and business partners, third parties accessing our website, patient data and personally identifiable information of customers and employees, in our data centers and on our networks, as well as in third party off-site data centers. Despite security measures, there is an increasing threat of information security attacks, including from computer viruses or other malicious codes, unauthorized access attempts, and cyber-attacks that pose risks to companies, including us. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently, have become increasingly sophisticated and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures, which could result in data leaks or otherwise compromise our confidential or proprietary information and disrupt our operations. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure, we could be subject to, among other things, transaction errors, processing inefficiencies, the loss of customers, business disruptions, or the loss of or damage to intellectual property through a security breach or misappropriation of intellectual property. Such security breaches could expose us to a risk of loss of information, litigation, and possible liability to employees, customers, and/or regulatory authorities. If our data management systems do not effectively collect, secure, store, process, and report relevant data for the operation of our business, whether due to equipment malfunction or constraints, software deficiencies, or human error, our ability to effectively plan, forecast, and execute our business plan and comply with applicable laws and regulations will be impaired, perhaps materially. Any such impairment could materially and adversely affect our financial condition, results of operations, cash flows, and the timeliness with which we report our operating results internally and externally.
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

Risks Relating to Our Legal and Regulatory Environment
Changes in import/export regulatory regimes, tariffs, and national policies could continue to negatively impact our business.
    Tariffs and changes in international trade agreements or trade-related laws and regulations may have an adverse impact on our business. As a component manufacturer, our products are integrated into the systems and products of our OEM customers. If the United States, China or other countries levy tariffs, duties or other additional taxes or restrictions on our customer’s products, the demand for such products, and our components included in such products, could decrease, which could have a material adverse effect on our business. Uncertainty over tariffs and trade wars could also cause our customers to delay or cancel orders for our products.
    The United States has imposed tariffs on items imported from China and other countries that are incorporated into our products. Tariffs on items imported by us from China and other countries have increased our costs and have increased prices and lowered gross margins on some of our products, thereby having a direct adverse impact on our business and results of operations. China has imposed retaliatory tariffs that impact a number of our products, including U.S. origin X-ray tubes, heat exchange units, and certain flat panel detectors. The tariffs levied by China have increased our customers’ costs for products imported into China, which has caused us to make price concessions on some products and has caused some customers to stop purchasing our products. We expect that tariffs will continue to have a negative effect on our business and results of operations, including the possibility of continued price concessions or loss of business. Tariffs could limit our ability to compete for increased market share in China, which could cause our long-term prospects in China to suffer. In addition, future tariffs could have a more significant impact on our business. The imposition of additional tariffs by the United States could result in the adoption of additional tariffs by China and other countries, as well as further retaliatory actions by any affected country, which could negatively impact the global market for imaging equipment and could have a significant adverse effect on our business.
In addition to tariffs, China’s stated policy of reducing its dependence on foreign manufacturers and technology companies may result in reduced demand for our products in China. Both the United States and China could pursue policies to reduce their dependence on foreign goods, which could have a material adverse impact on our business, results of operations and financial position. In addition, as a consequence of such policies, there are risks that the Chinese government may, among other things, require the use of local suppliers, compel companies that do business in China to partner with local companies to conduct business, or provide incentives to government-backed local customers to buy from local suppliers rather than companies like ours, all of which could adversely impact our business, results of operations and financial position.
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
    Our industrial and medical devices utilizing radioactive material are subject to NRC clearance and approval requirements, and the manufacture and sale of these products are subject to extensive federal and state regulation that varies from state to state and among regions. Our manufacture, distribution, installation, service, and removal of industrial devices utilizing radioactive material or emitting radiation also requires us to obtain a number of licenses and certifications for these devices and materials. Service of these products must also be performed in accordance with a specific radioactive materials licenses. Obtaining licenses and certifications may be time consuming, expensive, and uncertain.
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
    Future changes in environmental laws could also increase our costs of doing business, perhaps significantly. Several countries, including some in the EU, now require medical equipment manufacturers to bear certain disposal costs of products at the end of the product’s useful life, thereby increasing its costs. The EU has also adopted directives that may lead to restrictions on the use of certain hazardous substances or other regulated substances in some of our products sold there. These directives, along with another that requires substance information to be provided upon request, could increase our operating costs in order to maintain our access to certain markets. All of these costs, and any future violations or liabilities under environmental laws or regulations, could have a material adverse effect on our business.
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
    As of September 30, 2022, our total combined indebtedness was approximately $449.7 million. The borrowings under our unsecured convertible senior notes due 2025 (the “Convertible Notes”) bear interest at a fixed rate of 4.00% and borrowings under our Senior Secured Notes due 2027 (the “Senior Secured Notes”) bear interest at a fixed rate of 7.875%.
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

    If our cash requirements in the future are greater than expected, our cash flow from operations may not be sufficient to repay all of the outstanding debt as it becomes due, and we may not be able to borrow money, sell assets, or otherwise raise funds on acceptable terms, or at all, to refinance our debt. For example, holders of the Convertible Notes will have the right to require us to repurchase all or a portion of the Convertible Notes on the occurrence of a fundamental change at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. Further, if a make-whole fundamental change as defined in the Indenture governing the Convertible Notes occurs prior to the maturity date of the Convertible Notes, we will in some cases be required to increase the conversion rate for a holder that elects to convert its Convertible Notes in connection with such make-whole fundamental change. Unless we elect to deliver solely shares of common stock to settle a conversion of the Convertible Notes (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments for those Convertible Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make such repurchases of the Convertible Notes surrendered or pay cash with respect to the Convertible Notes being converted.
Despite our substantial indebtedness, we may still be able to incur significantly more debt. This could intensify the risks described above.
    We and our subsidiaries may be able to incur substantial indebtedness in the future. As of September 30, 2022, we had approximately $100 million of additional available borrowing capacity (subject to borrowing base availability) under the revolving credit agreement that we entered into on September 30, 2020 (the “Asset-Based Loan”, or "ABL Facility"). In addition to any amounts that might be available to us for borrowing under the ABL Facility, subject to certain conditions, we will have the right to request an increase of aggregate commitments under the ABL Facility by an aggregate amount of up to $75 million by obtaining additional commitments either from one or more of the lenders under the ABL Facility or other lending institutions.
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
    The more leveraged we become, the more we, and in turn holders of our notes, will be exposed to certain risks described above under “Risks Relating to Our Indebtedness—We have significant debt obligations that could adversely affect our business, profitability and ability to meet our obligations.”
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
    Our Amended and Restated Certificate of Incorporation, our Amended and Restated Bylaws, and Delaware law contain, provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the bidder and to encourage prospective acquirers to negotiate with our board of directors rather than to attempt a hostile takeover. These provisions include, among others:
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
Liabilities related to our operations when we were part of Varian, or liabilities associated with our spin-off from Varian, could materially and adversely affect our business, financial condition, results of operations, and cash flows.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
    Our corporate headquarters is located in Salt Lake City, Utah, where we own approximately 37 acres of land and approximately 494,000 square feet of space used for manufacturing, administrative functions and research and development, for both our Medical and Industrial segments. We also own or lease 24 other facilities throughout North America, Europe and Asia that comprise over 1,000,000 square feet of manufacturing facilities, warehouses, sales and service, research and development and office space, which are used for our Medical and/or Industrial segments, depending on the location.
    In addition to our location in Salt Lake City, Utah, our other primary owned facilities are located in Las Vegas, Nevada; Franklin Park, Illinois; and Doetinchem, the Netherlands. Our Las Vegas, Nevada facility has approximately 5 acres of land and 94,000 square feet of space used for manufacturing, administrative functions and research and development, for our Industrial segment. Our Franklin Park, Illinois, facility has approximately 3 acres of land and approximately 61,000 square feet of space used for manufacturing, administrative functions and research and development, for both our Medical and Industrial segments. Our Doetinchem, Netherlands, facility is approximately 4 acres and approximately 100,000 square feet of space used for manufacturing, engineering, administrative functions, and research and development, for our Medical and Industrial segments.
    Primary leased facilities include approximately 288,000 square feet in Laguna, Philippines, approximately 46,000 square feet in Wuxi, China, approximately 34,000 square feet in Bremen, Germany, approximately 34,000 of square feet in Walluf, Germany and approximately 26,000 square feet in San Jose, California, all of which are used for manufacturing, research and development, or administrative functions for our Medical and Industrial segments.
Item 3. Legal Proceedings
    We are subject to various claims, complaints and legal actions in the normal course of business from time to time. We do not believe we have any currently pending litigation for which the outcome could have a material adverse effect on our operations or financial position. See Item 1A. "Risk Factors - Unfavorable results of legal proceedings could materially and adversely affect our financial results."
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
    Varex's common stock is traded on the NASDAQ Global Select Market (the “NASDAQ”) under the symbol “VREX.”
    Since our inception, we have not paid any cash dividends and have no current plan to pay cash dividends on Varex common stock. As of November 7, 2022, there were 1,385 holders of record of Varex common stock.
    This graph shows the total return on VREX common stock from September 29, 2017 through September 30, 2022, with comparative total returns for the Russell 2000 Index (“RUT”) and the Dow Jones Medical Equipment Index (“DJUSAM”). The graph below assumes that $100.00 was invested on September 29, 2017 in our common stock and the companies listed in the RUT and the DJUSAM, as well as a reinvestment of dividends paid on such investments throughout the period.

September 2017 - September 2022
250
200
150
100
50
0
Index Value
09/17
03/18
09/18
03/19
09/19
04/20
10/20
04/21
10/21
04/22
09/22
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
Impact of COVID-19, Inflation and the General Economic Environment
    The unprecedented nature of the COVID-19 pandemic and its effect on the global economy began to significantly disrupt our business in fiscal year 2020 by initially reducing demand for our products followed by strong recovery in demand but increasing variability in supply of raw materials and manufacturing productivity.
    During the twelve months ended September 30, 2022, demand for many of our products recovered to pre-pandemic levels and our business has continued to grow. We believe that demand for our products has increased due to increased investments in healthcare and diagnostics coupled with end-users (such as hospitals) making capital purchases that were previously deferred due to the uncertainty surrounding COVID-19. While we are encouraged by the recovery that we have seen, we remain cautious as many factors remain unpredictable and recent high rates of inflation have increased our costs and could negatively affect our future profit margins. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, increased shipping costs, supply shortages, increased costs of labor, weakening exchange rates and other similar effects.
    We continue to experience logistics, supply chain, and manufacturing challenges that we expect will continue into 2023. As economies around the world continue to recover, shortages in raw materials have become more widespread. During the latter half of fiscal year 2021 and throughout fiscal year 2022, we experienced shortages of certain materials and used more of our inventory on hand than we have used historically. Shortages of materials, particularly micro-controller chips and associated electronic components, have caused and may continue to cause, delays in manufacturing products for our customers. In some cases, raw material shortages and delivery delays from our suppliers are communicated to us with very little advanced warning, which has caused operational and customer order fulfillment challenges. While we are dedicating significant resources to manage, mitigate, and resolve these issues, we currently expect supply chain challenges to continue to impact our ability to deliver products to our customers over the next several quarters. Increased freight charges and shipping delays have also become more common and are expected to continue into the foreseeable future. Due to the rising cost environment, in addition to ongoing expense management, we began to raise prices on certain products in fiscal year 2022 and anticipate making further pricing adjustments throughout fiscal year 2023.
    During the twelve months ended September 30, 2022, our manufacturing facilities continued to operate with minimal disruption. Notwithstanding the foregoing, local government lockdowns, particularly in China, have impacted, and could continue to impact, our manufacturing operations in affected countries.
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
Fiscal Year
    Our fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 2022 was the 52-week period that ended September 30, 2022, fiscal year 2021 was the 52-week period that ended October 1, 2021, and fiscal year 2020 was the 53-week period that ended October 2, 2020. Set forth below is a discussion of our results of operations for fiscal years 2022, 2021 and 2020.
Results of Operations
    Our annual report on Form 10-K for the fiscal year ended October 1, 2021, filed November 19, 2021, includes a discussion and analysis of our year-over-year changes, financial condition, and results of operations for the fiscal years ended October 1, 2021 and October 2, 2020 in Item 7 of Part II therein. Our year-over-year changes, financial condition, and results of operations for the fiscal years ended September 30, 2022 and October 1, 2021 are set forth below.
Comparison of Results of Operations for Fiscal Year 2022 and 2021
Revenues, net

(In millions)	2022	% Change	2021	% Change	2020
Medical	$674.7	5%	$643.8	10%	$584.5
Industrial	184.7	6%	174.3	13%	153.8
Total revenues, net	$859.4	5%	$818.1	11%	$738.3
Medical as a percentage of total revenues	78.5%		78.7%		79.2%
Industrial as a percentage of total revenues	21.5%		21.3%		20.8%
    Medical revenues increased $30.9 million in fiscal year 2022 compared to 2021 primarily due to increased sales of X-ray tubes and digital detectors for CT, oncology and dental applications in fiscal year 2022.
    Industrial revenues increased $10.4 million due to increased sales of X-ray tubes for airport security and digital detectors for inspection applications in fiscal year 2022.
Revenues by Region

(In millions)	2022	% Change	2021	% Change	2020
Americas	$273.3	2%	$268.5	5%	$255.0
EMEA	280.8	2%	276.3	19%	231.5
APAC	305.3	12%	273.3	9%	251.8
Total revenues, net	$859.4	5%	$818.1	11%	$738.3
Americas as a percentage of total revenues	31.8%		32.8%		34.5%
EMEA as a percentage of total revenues	32.7%		33.8%		31.4%
APAC as a percentage of total revenues	35.5%		33.4%		34.1%
    The Americas revenues increased $4.8 million in fiscal year 2022 compared to 2021 primarily due to increased sales of digital detectors, high voltage cables, and computer-aided detection software in fiscal year 2022. EMEA revenues increased $4.5 million primarily due to increased sales of X-ray tubes and security inspection systems and machines. APAC revenues increased $32.0 million primarily due to increased sales of OEM X-ray tubes and digital detectors in China.
Gross Profit

(In millions)	2022	% Change	2021	% Change	2020
Medical	$210.5	4%	$203.2	49%	$136.4
Industrial	73.0	7%	68.3	27%	53.8
Total gross profit	$283.5	4%	$271.5	43%	$190.2
Medical gross margin	31.2%		31.6%		23.3%
Industrial gross margin	39.5%		39.2%		35.0%
Total gross margin	33.0%		33.2%		25.8%
    Gross profit increased $12.0 million in fiscal year 2022 compared to 2021. The Medical segment gross profit in 2022 increased $7.3 million primarily due to the increased sales of CT X-ray tubes and oncology modalities partially offset by higher freight and material costs. The Industrial segment gross profit in 2022 increased $4.7 million primarily as a result of increased sales of digital detectors for dynamic imaging applications and non-destructive inspection applications, partially offset by higher freight and material costs.

Operating Expenses

(In millions)	2022	% Change	2021	% Change	2020
Research and development	$77.0	7%	$71.9	(9)%	$78.9
As a percentage of total revenues	9.0%		8.8%		10.7%
Selling, general and administrative	$118.3	(6)%	$125.5	(12)%	$142.2
As a percentage of total revenues	13.8%		15.3%		19.3%
Impairment of intangible assets	$—	—%	$—	(100)%	$2.8
As a percentage of total revenues	—%		—%		0.4%
Operating expenses	$195.3	(1)%	$197.4	(12)%	$223.9
As a percentage of total revenues	22.7%		24.1%		30.3%
Research and Development
    Research and development costs for fiscal year 2022 increased to 9.0% of revenues primarily due to increased spending on material costs supporting research and development initiatives and includes $1 million in costs related to a development agreement entered into during the fourth quarter of fiscal year 2022 with a third-party company. See Note 12, Commitments and Contingencies, included in the accompanying Notes to Consolidated Financial Statements. We are committed to investing in research and development efforts to support long-term growth objectives by bringing new and innovative products to market for our customers.
Selling, General and Administrative
    Selling, general and administrative expenses as a percentage of total revenues decreased to 13.8% for fiscal year 2022 from 15.3% for fiscal year 2021 due to lower compensation costs and higher revenue.
Interest and Other Expense, Net
    The following table summarizes our interest and other expense, net:

(In millions)	2022	% Change	2021	% Change	2020
Interest income	$0.4	300%	$0.1	—%	$0.1
Interest expense	(39.8)	(5)%	(42.1)	34%	(31.4)
Other expense, net	(4.3)	23%	(3.5)	(54)%	(7.6)
Interest and other expenses, net	$(43.7)	(4)%	$(45.5)	17%	$(38.9)
    Interest and other expense, net decreased in fiscal year 2022 compared to fiscal year 2021. Interest income increased primarily due to an increase in investments made into marketable debt securities. Interest expense decreased due to the redemption of $27 million of our Senior Secured Notes in March 2022 and the redemption of $30 million of our Senior Secured Notes in July 2021, as well as reduced fees on the ABL Facility.
Taxes on Income

	Fiscal Years
	2022	2021
Effective tax rate	30.8%	37.4%
    We had an income tax expense of $13.7 million and an income tax expense of $10.7 million, for effective rates of 30.8% and 37.4%, for fiscal years 2022 and 2021, respectively.
    During fiscal year 2022, our effective tax rate varied from the U.S. federal statutory rate of 21% primarily due to the unfavorable impact of profit in foreign jurisdictions with statutory tax rates greater than 21% and also U.S. deferred tax attributes and losses in certain foreign jurisdictions for which a valuation allowance is provided. These unfavorable items were partially offset by the favorable impact of U.S. tax reform regarding international provisions, return to provision adjustments, and R&D tax credits.
    During fiscal year 2021, our effective tax rate varied from the U.S. federal statutory rate of 21% primarily due to the unfavorable impact of U.S. deferred tax attributes and losses in certain foreign jurisdictions for which no benefit was recognized and a reduction in benefit for U.S. net operating losses carried back to prior years. These unfavorable items were partially offset by the favorable impact of R&D tax credits and U.S. tax reform regarding international provisions.

    We estimated the fiscal year 2022 GILTI (global intangible low-taxed income), BEAT (base-erosion anti-abuse tax), FDII (foreign-derived intangible income), limitations on interest expense deductions, and other components of U.S. tax reform, and have included these amounts in the calculation of the fiscal year 2022 tax provision. We made an accounting policy election, as allowed by the SEC and FASB, to recognize the impact of GILTI as a period cost if and when incurred.
Liquidity and Capital Resources
    We assess our liquidity in terms of our ability to generate cash to fund our operations, including working capital and investing activities. We continue to generate cash from operating activities and believe that our operating cash flow, cash on our balance sheet and availability under our ABL facility are sufficient to meet our anticipated operating cash needs for at least the next 12 months and will be sufficient to allow us to continue to invest in our existing businesses, consummate strategic acquisitions and manage our capital structure on a short and long-term basis. We are currently not aware of any trends or demands, commitments, events, or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way that will impact our capital needs during or beyond the next 12 months. See Item 1A. “Risk Factors” for a further discussion. The maximum availability under our ABL Facility was $100.0 million as of September 30, 2022; however, the borrowing base under the ABL Facility fluctuates from month-to-month depending primarily on the amount of eligible accounts receivable and inventory. As of September 30, 2022 the amount available under our ABL Facility was $94.5 million, and the ABL Facility remained undrawn. At September 30, 2022 we had $412.3 million in long-term debt, net of discounts and deferred issuance costs of $35.3 million.
    On March 18, 2022, the Company redeemed $27 million of principal of our $270.0 million, 7.875% Senior Secured Notes due 2027 (the "Senior Secured Notes"), in accordance with the terms and conditions of the governing indenture by paying cash of $28.7 million, inclusive of the redemption premium and accrued interest, and recognized a $1.2 million loss related to the redemption premium and the write-off of previously recorded debt issuance costs. See Note 9, Borrowings, in the accompanying Notes to Consolidated Financial Statements for more information regarding our indebtedness.
    Our consolidated cash and cash equivalents decreased from $144.6 million as of October 1, 2021, to $89.4 as of September 30, 2022. This decrease was primarily due to capital expenditures of $21.3 million, debt repayments of $29.4 million, and net purchases of marketable debt securities of $16.7 million and certificates of deposit of $7.2 million, offset by cash inflows from operating activities of $16.9 million and $4.9 million in proceeds from shares issued under employee stock purchase plan.
Cash and Cash Equivalents, Certificates of Deposit, and Marketable Debt Securities
    The following table summarizes our cash and cash equivalents, certificates of deposit, and marketable debt securities:

(In millions)	September 30, 2022	October 1, 2021	$ Change	% Change
Cash and cash equivalents	$89.4	$144.6	$(55.2)	(38.2)%
Marketable debt securities not included in cash and cash equivalents	16.7	—	16.7	100.0%
Certificates of deposit not included in cash and cash equivalents	7.2	—	7.2	100.0%
Total	$113.3	$144.6	$(31.3)	(21.6)%

Borrowings
    The following table summarizes the changes in our debt outstanding:

(In millions, except for percentages)	September 30, 2022	October 1, 2021	$ Change	% Change
Current maturities of long-term debt
Current portion of other debt	$2.1	$2.8	$(0.7)	(25.0)%
Total current maturities of long-term debt:	$2.1	$2.8	$(0.7)	(25.0)%
Non-current maturities of long-term debt:
Convertible Senior Unsecured Notes	$200.0	$200.0	$—	—%
Senior Secured Notes	243.0	270.0	(27.0)	(10.0)%
Other debt	4.6	7.8	(3.2)	(41.0)%
Total non-current maturities of long-term debt:	$447.6	$477.8	$(30.2)	(6.3)%
Unamortized issuance costs and debt discounts
Unamortized discount - Convertible Notes	$(28.7)	$(37.6)	$8.9	(23.7)%
Unamortized issuance costs - Convertible Notes	(3.1)	(4.1)	1.0	(24.4)%
Debt issuance costs - Senior Secured Notes	(3.5)	(4.4)	0.9	(20.5)%
Total	$(35.3)	$(46.1)	$10.8	(23.4)%
Total debt outstanding, net	$414.4	$434.5	$(20.1)	(4.6)%
Cash Flows

	Fiscal Years
(In millions)	2022	2021	2020
Net cash flow provided by (used in):
Operating activities	$16.9	$92.6	$13.2
Investing activities	(48.4)	(16.2)	(26.9)
Financing activities	(23.8)	(32.3)	83.6
Effects of exchange rate changes on cash and cash equivalents	(0.2)	(0.1)	0.9
Net (decrease) increase in cash and cash equivalents	$(55.5)	$44.0	$70.8
    Net cash provided by operating activities. Net cash provided by operating activities was $16.9 million and $92.6 million for the fiscal years 2022 and 2021, respectively. The decrease in cash provided by operating activities was primarily due to increased purchases of inventory during fiscal year 2022.
    Net cash used in investing activities. Cash used in investing activities was $48.4 million and $16.2 million for the fiscal years 2022 and 2021, respectively. The increase in cash used in investing activities was primarily due to the purchase of investments and higher capital spending during the twelve months ended September 30, 2022.
    Net cash (used in) provided by financing activities. Net cash used in financing activity for the twelve months ended September 30, 2022, was $23.8 million and was primarily due to our early redemption of $27 million of our Senior Secured Notes. Net cash used in financing activities for the twelve months ended October 1, 2021, was $32.3 million and was primarily due to our early redemption of $30 million of our Senior Secured Notes.
Days Sales Outstanding
    Trade accounts receivable days sales outstanding (“DSO”) was 68 days and 62 days at September 30, 2022 and October 1, 2021, respectively. Our accounts receivable and DSO are impacted by a number of factors, primarily including the timing of product shipments, collections performance, payment terms, the mix of revenues from different regions and the effects of economic instability.

Contractual Obligations
    The following table summarizes, as of September 30, 2022, the total amount of future payments due in various future periods:

	Payments Due by Period
(In millions)	Total	Fiscal Year 2023	Fiscal Years 2024-2025	Fiscal Years 2026-2027	Beyond
Lease obligations	$26.9	$5.4	$9.1	$5.9	$6.5
Principal payments on borrowings	449.7	2.1	202.8	244.8	—
dpiX fixed cost commitment	3.3	3.3	—	—	—
Dividends to MeVis noncontrolling interest	3.1	0.4	0.9	0.9	0.9
Supplier equipment acquisition	2.5	2.5	—	—	—
Development and share purchase commitments	6.6	6.6	—	—	—
Total	$492.1	$20.3	$212.8	$251.6	$7.4
    We lease office space under non-cancelable operating leases. For further information on our operating leases, see Note 3, Leases, included in the accompanying Notes to Consolidated Financial Statements.
    For further discussion regarding our borrowings, see Note 9, Borrowings, included in the accompanying Notes to Consolidated Financial Statements.
    In October 2013, we entered into an amended agreement with dpiX and other parties that, among other things, provides us with the right to 50% of dpiX’s total manufacturing capacity produced after January 1, 2014. The amended agreement requires us to pay for 50% of the fixed costs (as defined in the amended agreement), as determined at the beginning of each calendar year. For the remainder of calendar year 2022, we estimate that we have fixed cost commitments of $3.3 million related to this amended agreement. The fixed cost commitment for future periods will be determined and approved by the dpiX board of directors at the beginning of each calendar year. The amended agreement will continue unless the ownership structure of dpiX changes (as defined in the amended agreement).
    In October 2015, pursuant to a Domination and Profit and Loss Transfer Agreement (the “MeVis Agreement”), we committed to grant the noncontrolling shareholders of MeVis: (1) an annual recurring net compensation of €0.95 per MeVis share; and, (2) a put right for their MeVis shares at €19.77 per MeVis share. The annual net payment will continue for the life of the MeVis Agreement, which we anticipate will continue for as long as we remain as the controlling shareholder of MeVis. As of September 30, 2022, noncontrolling shareholders together held approximately 0.5 million shares of MeVis, representing 26.3% of the outstanding shares.
    Varex entered into a purchase agreement with a supplier to acquire certain equipment and intellectual property from the supplier that is utilized to manufacture X-ray cables utilized in Varex's products. For more information about our supplier equipment acquisition, see Note 12, Commitments and Contingencies, included in the accompanying Notes to Consolidated Financial Statements.
    In the fourth quarter of fiscal year 2022, the Company entered into a development agreement and a share purchase agreement with a third-party company. For more information about these agreements, see Note 12, Commitments and Contingencies, included in the accompanying Notes to Consolidated Financial Statements.
Contingencies
    From time to time, we are a party to or otherwise involved in legal proceedings, government inspections, investigations, customs and duty audits, and other claims and contingency matters, both inside and outside the United States, arising in the ordinary course of its business or otherwise. We accrue amounts for probable losses, to the extent they can be reasonably estimated, that we believe are adequate to address any liabilities related to legal proceedings as well as other loss contingencies that we believe will result in a probable loss (including, among other things, probable settlement value). A loss or a range of loss is disclosed when it is reasonably possible that a material loss will be incurred and can be estimated or when it is reasonably possible that the amount of a loss, when material, will exceed the recorded provision. We did not have any material contingent liabilities as of September 30, 2022 and October 1, 2021. Legal expenses are expensed as incurred.
    See Part 1, Item 3 of this Annual Report for additional information regarding legal proceedings and Note 12, Commitments and Contingencies, in the Notes to Consolidated Financial Statements for further information regarding certain of our contractual obligations and contingencies, which discussion is incorporated herein by reference.

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
    We periodically review our accounting policies, estimates and assumptions and make adjustments when facts and circumstances dictate. Such accounting policies require us to use judgments, often as a result of the need to make estimates and assumptions regarding matters that are inherently uncertain, and actual results could differ materially from these estimates. Our critical accounting policies that are affected by accounting estimates include valuation of inventories, assessment of recoverability of goodwill and intangible assets, and income taxes. Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, Item 8 of this Form 10-K describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. Such accounting policies require us to use judgments, often as a result of the need to make estimates and assumptions regarding matters that are inherently uncertain, and actual results could differ materially from these estimates. For a discussion of how these estimates and other factors may affect our business, see Item 1A. “Risk Factors.”
Inventories, net
    Inventory is valued at the lower of cost or net realizable value. Costs include materials, labor, external service and manufacturing overhead and is computed using standard cost (which approximates actual cost) on a first-in-first-out basis. We evaluate the carrying value of our inventories taking into consideration such factors as historical and anticipated future sales compared to quantities on hand and the prices we expect to obtain for products in our various markets. We adjust excess and obsolete inventories to net realizable value, and write-downs of excess and obsolete inventories are recorded as a component of cost of revenues.
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
    We evaluate goodwill for impairment at least annually or whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The evaluation includes consideration of qualitative factors including industry and market considerations, overall financial performance, and other relevant events and factors affecting the reporting unit. If we determine that a quantitative analysis is necessary, we perform a quantitative analysis that consists of a comparison of the fair value of a reporting unit against its carrying amount, including the goodwill allocated to each reporting unit. We determine the fair value of our reporting units based on a combination of income and market approaches. The income approach is based on the present value of estimated future cash flows of the reporting units and the market approach is based on a market multiple calculated for each reporting unit based on market data of other companies engaged in similar business. If the carrying amount of the reporting unit is in excess of its fair value, the difference between the fair value and carrying amount is recorded as an impairment loss. The impairment test for intangible assets with indefinite useful lives, if any, consists of a comparison of fair value to carrying value, with any excess of carrying value over fair value being recorded as an impairment loss.
    In fiscal years 2022, 2021 and 2020, we performed the annual goodwill impairment test for our two reporting units and found no impairment. We performed the annual goodwill analysis as of the first day of the fourth quarter of each fiscal year (using balances as of the end of the third quarter of that fiscal year). For both reporting units, based upon the annual goodwill analysis that we performed as of the first day of the fourth quarter of the respective fiscal years, either a quantitative analysis of the impairment test was not completed based on evaluation of qualitative factors or, if quantitative analysis was completed, the fair value was substantially in excess of carrying value. However, significant changes in our projections of our operating results or other factors could cause us to make interim assessments of impairments in any quarter that could result in some or all of the goodwill being impaired.

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
Taxes on Income
    Current income tax expense or benefit is the amount of income taxes expected to be payable or receivable for the current year. Deferred income tax liabilities or assets are established for the expected future tax consequences resulting from the differences in financial reporting and tax bases of assets and liabilities. Future changes in tax regulation can have a material impact, including tax rate changes or the realization of deferred tax assets. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax assets will not be realized. U.S. tax reform introduced a limitation of business interest deduction under IRC Section 163(j), which may be difficult to utilize without significant taxable income. Also, net operating loss carryforwards in jurisdictions with current losses provide uncertainty for realization. In addition, we provide reserves for uncertain tax positions when such tax positions do not meet the recognition thresholds or measurement standards prescribed by the authoritative guidance for accounting for income taxes. A portion of the U.S. general business tax credits for research outside of the financial statement line for research and development ("R&D") have a small degree of uncertainty. A reasonable reserve is maintained on the uncertain portion until either the Internal Revenue Service chooses to audit or the statute of limitation expires. A reserve for R&D is typical for companies who calculate and utilize this general business credit. Amounts for uncertain tax positions are adjusted in periods when new information becomes available or when positions are effectively settled. Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense.
    During fiscal year 2022, the Company received cash tax refunds related to net operating loss carryback claims for U.S. losses incurred in fiscal year 2020. On August 16, 2022, the Inflation Reduction Act was enacted in response to rising inflation. The Company does not meet financial statement thresholds for the minimum tax applicability and does not anticipate other provisions will have a material impact. The 2017 Tax Cuts and Jobs Act included a provision requiring research and development expenditures to be capitalized for tax years beginning after December 31, 2021, which is effective for the Company starting in fiscal year 2023. The Company has a significant amount of research and development expenditures and expects increased cash taxes in the early effective years related to this provision.
Recent Accounting Standards or Updates Not Yet Effective
    See Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements for a description of recent accounting standards, including the expected dates of adoption and the estimated effects on our consolidated financial statements.
Backlog
    Backlog is the accumulation of all orders for which revenues have not been recognized and are still considered valid. Backlog also includes a small portion of billed service contracts that are included in deferred revenue. Our estimated total backlog at September 30, 2022 was approximately $425 million.
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
Foreign Currency Exchange Rate Risk
    A significant portion of our customers are outside the United States, while our financial statements are denominated, and our products are generally priced in U.S. Dollars. A strong U.S. Dollar may result in pricing pressure for our customers that are located outside the United States and that conduct their businesses in currencies other than the U.S. Dollar. Such pricing pressure has caused, and could continue to cause, some of our customers to ask for discounted prices, delay purchasing decisions, or consider moving to in-sourcing supply of components or migrating to lower cost alternatives. In addition, because our business is global and some payments may be made in local currency, fluctuations in foreign currency exchange rates can impact our revenues and expenses and/or the profitability in U.S. Dollars of products and services that we provide in foreign markets.
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
    We perform ongoing credit evaluations of our customers and we maintain what we believe to be strong credit controls in evaluating and granting customer credit, including performing ongoing evaluations of our customers’ financial condition and creditworthiness and often using letters of credit or requiring certain customers to provide a down payment.
Interest Rate Risk
    Borrowings under our ABL Facility bear interest at floating interest rates. At September 30, 2022, we had no borrowings subject to floating interest rates. See Note 9, Borrowings, of the Notes to Consolidated Financial Statements for further information.
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
Commodity Price Risk
    We are exposed to market risks related to volatility in the prices of raw materials used in our products. The prices of these raw materials fluctuate in response to changes in supply and demand fundamentals and our product margins and level of profitability tend to fluctuate with changes in these raw materials prices. We try to protect against such volatility through various business strategies. During the fiscal year ended September 30, 2022, we did not have any commodity derivative instruments in place to manage our exposure to price changes.
Item 8. Financial Statements and Supplementary Data.
    The Consolidated Financial Statements and Schedules listed in the Index to Consolidated Financial Statements, Schedules and Exhibits on page F-1 are filed as part of this Annual Report and incorporated in this Item 8 by reference.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
    Our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") are designed to provide reasonable assurance that information required to be disclosed in our periodic reports that we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed, and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have concluded that our disclosure controls and procedures were effective as of September 30, 2022.
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
    Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2022. Based on this evaluation, our management concluded that we maintained effective internal control over financial reporting as of September 30, 2022.
    The effectiveness of our internal control over financial reporting as of September 30, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears below in “Item 9a. Controls and Procedures".
Changes in Internal Control Over Financial Reporting
    There were no changes to our internal control over financial reporting during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Varex Imaging Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Varex Imaging Corporation and subsidiaries (the “Company”) as of September 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 30, 2022 of the Company and our report dated November 18, 2022, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Salt Lake City, Utah
November 18, 2022

Item 9B. Other Information
None.
Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Directors and Executive Officers
    The information required by this item with respect to our executive officers is set forth in Part I of this Annual Report on Form 10-K and information relating to the availability of our code of conduct for executive officers and directors is set out below. The other information required by this item is incorporated by reference from our definitive proxy statement for the 2023 Annual Meeting of Stockholders. Our definitive proxy statement for the 2023 Annual Meeting of Stockholders will be filed with the SEC no later than 120 days after September 30, 2022.
Code of Conduct
    We have adopted a Code of Conduct that applies to all of our executive officers and directors. The Code of Conduct is available on our website at http://www.vareximaging.com.
    We intend to comply with the disclosure requirements under Item 5.05(c) of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions by posting such information on our website, specified above.
Item 11. Executive Compensation
    The information required by this item is incorporated by reference from our definitive proxy statement for the 2023 Annual Meeting of Stockholders under the caption “Executive Compensation.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information
    The following table provides information as of September 30, 2022 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category (amounts in thousands except per share data)	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (a)	Weighted average exercise price of outstanding options, warrants, and rights (2) (b)	Number of securities remaining available for future issuance under equity compensation plans (3) (excluding securities reflected in columns (a) and (b))
Equity compensation plans approved by security holders	3,947	$28.97	3,981
Equity compensation plans not approved by security holders	—	—	—
Total	3,947	$28.97	3,981
(1) Consists of stock options, restricted stock units ("RSUs"), and deferred stock units ("DSUs") granted under the Varex Imaging Corporation 2017 Omnibus Stock Plan and the 2020 Stock Plan. Excludes purchase rights under the ESPP.
(2) The weighted average exercise price does not take into account the shares issuable upon vesting of outstanding RSUs and DSUs, which have no exercise price.
(3) Includes 3,157 thousand shares available for future issuance under the 2020 Stock Plan, and also includes 824 thousand shares available for future issuance under the ESPP. Shares available for issuance under the ESPP are subject to the number of shares remaining in the share reserve, and the maximum number of shares purchasable by any participant on any one purchase date for any purchase period, which may not exceed 2,000 shares.

    The information required by this item with respect to the security ownership of certain beneficial owners and the security ownership of directors and executive officers is incorporated by reference from our definitive proxy statement for the 2023 Annual Meeting of Stockholders under the caption “Stock Ownership—Beneficial Ownership of Certain Stockholders, Directors and Executive Officers.”
Item 13. Certain Relationships and Related Transactions and Director Independence.
    The information required by this item with respect to certain relationships and related transactions is incorporated by reference from our definitive proxy statement for the 2023 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions.” The information required by this item with respect to director and committee member independence is incorporated by reference from our definitive proxy statement for the 2023 Annual Meeting of Stockholders under the caption “Proposal - Election of Directors.”
Item 14. Principal Accountant Fees and Services.
    The information required by this item is incorporated by reference from our definitive proxy statement for the 2023 Annual Meeting of Stockholders under the caption “Proposal - Ratification of the Appointment of Our Independent Registered Public Accounting Firm.”

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

10.6*†	Varex Imaging Corporation 2017 Omnibus Stock Plan (incorporated by reference to Exhibit 99.1 to the Company’s Form S-8, filed January 27, 2017).

10.7*†	Form of Nonqualified Stock Option Agreement under the 2017 Omnibus Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 16, 2017).

10.8*†	Form of Restricted Stock Unit Award Agreement under the 2017 Omnibus Stock Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 16, 2017).

10.9*†	Varex Imaging Corporation 2017 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 99.2 to the Company’s Form S-8, filed January 27, 2017).

10.10*†	Varex Imaging Corporation Management Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed January 30, 2017).

10.11†	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed November 19, 2021).

10.12*†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed January 30, 2017).

10.13*†	Varex Imaging Corporation 2016 Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to Form 10 filed by the Company on December 8, 2016).

10.14*†	Varex Imaging Corporation Frozen Deferred Compensation Plan (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to Form 10 filed by the Company on December 8, 2016).

10.15*†	Form of Grant Agreement for Deferred Stock Units under the 2017 Omnibus Stock Plan (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K filed December 13, 2017.

10.16*†	Form of Grant Agreement for Deferred Stock Units under the 2017 Omnibus Stock Plan (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K filed December 20, 2019).

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

10.24*
Share Purchase Agreement dated March 21, 2019 between Varex Imaging Corporation, Varex Imaging Investments, B.V. and certain shareholders of Direct Conversions AB (publ) (incorporated by reference to Exhibit 10.1 to Company's Quarterly Report on Form 10-Q filed on May 8, 2019).

10.25*†	Offer Letter dated June 8, 2020 by Varex Imaging Corporation to Shubham Maheshwari (incorporated by reference to Exhibit 10.25 to the Company’s Current Report on Form 10-K filed November 30, 2021).

21.1	List of Subsidiaries as of November 14, 2022

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101).

*	Incorporated herein by reference

†	Management contract or compensatory agreement.

Item 16. Form 10-K Summary
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VAREX IMAGING CORPORATION

Date:	November 18, 2022	By:	/s/ Shubham Maheshwari
Shubham Maheshwari
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ SUNNY S. SANYAL	President and Chief Executive Officer and Director (Principal Executive Officer)	November 18, 2022
Sunny S. Sanyal

/s/ SHUBHAM MAHESHWARI	Chief Financial Officer (Principal Financial and Accounting Officer)	November 18, 2022
Shubham Maheshwari

/s/ RUEDIGER NAUMANN-ETIENNE	Chairman of the Board	November 18, 2022
Ruediger Naumann-Etienne

/s/ KATHLEEN L. BARDWELL	Director	November 18, 2022
Kathleen L. Bardwell

/s/ JOCELYN D. CHERTOFF	Director	November 18, 2022
Jocelyn D. Chertoff

/s/ TIMOTHY E. GUERTIN	Director	November 18, 2022
Timothy E. Guertin

/s/ JAY K. KUNKEL	Director	November 18, 2022
Jay K. Kunkel

/s/ WALTER M ROSEBROUGH, JR.	Director	November 18, 2022
Walter M Rosebrough, Jr.

/s/ CHRISTINE A. TSINGOS	Director	November 18, 2022
Christine A. Tsingos

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Varex Imaging Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Varex Imaging Corporation and subsidiaries (the "Company") as of September 30, 2022 and October 1, 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the two years in the period ended September 30, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and October 1, 2021, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 18, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Inventories – Valuation of Excess and Obsolete Inventories — Refer to Note 1 to the financial statements

Critical Audit Matter Description

Inventories are valued at the lower of cost or net realizable value. The Company evaluates the carrying value of its inventories taking into consideration such factors as historical sales and anticipated future sales compared to quantities on hand and the prices the Company expects to obtain for products in its various markets. The Company adjusts excess and obsolete inventories to net realizable value, and write-downs of excess and obsolete inventories are recorded as a component of cost of revenues. As of September 30, 2022, the Company’s inventories, net, were $303.2 million. For the year ended September 30, 2022, inventory write-downs were $6.4 million. Estimating the amount of excess and obsolete inventories involves significant judgment and estimates.

We identified the valuation of excess and obsolete inventories as a critical audit matter because of management’s significant judgment and estimates in determining the valuation of excess and obsolete inventories primarily around anticipated future sales. This required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s estimates of the valuation of excess and obsolete inventories included the following, among others:
•We tested the effectiveness of controls over the valuation of excess and obsolete inventories. The controls we tested included those over the calculation, and accuracy and completeness of underlying data used in the calculation, including historical sales and anticipated future sales by product, product quantities on hand, and applicable prices.
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
•We tested the accuracy and completeness of the underlying data used in the Company’s calculations of the valuation of excess and obsolete inventories, including historical usage, anticipated future sales, quantities on hand, and pricing
•We assessed the reasonableness of the assumptions used in the calculations of the valuation of excess and obsolete inventories by developing an independent expectation and comparing our independent expectation to the results of the Company’s calculations.
•We tested the mathematical accuracy of the Company’s calculations of excess and obsolete inventories.

/s/ Deloitte & Touche LLP
Salt Lake City, Utah
November 18, 2022

We have served as the Company’s auditor since 2021.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Varex Imaging Corporation

Opinion on the Financial Statements

We have audited the consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows of Varex Imaging Corporation and its subsidiaries (the "Company") for the year ended October 2, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended October 2, 2020 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for leases as of September 28, 2019.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

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

VAREX IMAGING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years
(In millions, except per share amounts)	2022	2021	2020
Revenues, net	$859.4	$818.1	$738.3
Cost of revenues	575.9	546.6	548.1
Gross profit	283.5	271.5	190.2
Operating expenses:
Research and development	77.0	71.9	78.9
Selling, general and administrative	118.3	125.5	142.2
Impairment of intangible assets	—	—	2.8
Total operating expenses	195.3	197.4	223.9
Operating income (loss)	88.2	74.1	(33.7)
Interest income	0.4	0.1	0.1
Interest expense	(39.8)	(42.1)	(31.4)
Other expense, net	(4.3)	(3.5)	(7.6)
Interest and other expense, net	(43.7)	(45.5)	(38.9)
Income (loss) before taxes	44.5	28.6	(72.6)
Income tax expense (benefit)	13.7	10.7	(15.2)
Net income (loss)	30.8	17.9	(57.4)
Less: Net income attributable to noncontrolling interests	0.5	0.5	0.5
Net income (loss) attributable to Varex	$30.3	$17.4	$(57.9)
Net income (loss) per common share attributable to Varex
Basic	$0.76	$0.44	$(1.49)
Diluted	$0.73	$0.43	$(1.49)
Weighted average common shares outstanding
Basic	39.8	39.3	38.8
Diluted	41.6	40.3	38.8
See accompanying Notes to Consolidated Financial Statements.

VAREX IMAGING CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Years
(In millions)	2022	2021	2020
Net income (loss)	$30.8	$17.9	$(57.4)
Other comprehensive income (loss), net of tax
Unrealized income on interest rate swap contracts	—	—	0.4
Unrealized gain (loss) on defined benefit obligations	1.4	(0.1)	0.6
Unrealized loss on forward contracts	(0.6)	—	—
Unrealized loss on available-for-sale securities	(0.1)	—	—
Foreign currency translation adjustments	(0.6)	(0.7)	1.5
Total comprehensive income (loss)	30.9	17.1	(54.9)
Less: Comprehensive income attributable to noncontrolling interests	0.5	0.5	0.5
Comprehensive income (loss) attributable to Varex	$30.4	$16.6	$(55.4)
See accompanying Notes to Consolidated Financial Statements.

VAREX IMAGING CORPORATION
CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)	September 30, 2022	October 1, 2021
Assets
Current assets:
Cash and cash equivalents	$89.4	$144.6
Accounts receivable, net of allowance for credit losses of $0.6 million and $1.0 million at September 30, 2022 and October 1, 2021, respectively	173.3	155.3
Inventories, net	303.2	224.8
Prepaid expenses and other current assets	44.0	29.5
Total current assets	609.9	554.2
Property, plant and equipment, net	141.3	140.2
Goodwill	284.5	292.2
Intangible assets, net	33.6	50.7
Investments in privately-held companies	46.4	49.3
Deferred tax assets	2.3	4.0
Operating lease assets	23.2	24.3
Other assets	43.2	32.6
Total assets	$1,184.4	$1,147.5
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$78.2	$58.8
Accrued liabilities and other current liabilities	81.4	89.7
Current operating lease liabilities	4.0	6.2
Current maturities of long-term debt	2.1	2.8
Deferred revenues	7.4	9.1
Total current liabilities	173.1	166.6
Long-term debt, net	412.3	431.7
Deferred tax liabilities	0.5	2.2
Operating lease liabilities	18.0	18.7
Other long-term liabilities	33.8	31.8
Total liabilities	637.7	651.0
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.01 par value: 20,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value: 150,000,000 shares authorized
Shares issued and outstanding: 40,085,126 and 39,435,830 at September 30, 2022 and October 1, 2021, respectively	0.4	0.4
Additional paid-in capital	469.1	449.4
Accumulated other comprehensive income	0.1	—
Retained earnings	63.8	33.5
Total Varex stockholders' equity	533.4	483.3
Noncontrolling interests	13.3	13.2
Total stockholders' equity	546.7	496.5
Total liabilities and stockholders' equity	$1,184.4	$1,147.5
See accompanying Notes to Consolidated Financial Statements.

VAREX IMAGING CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Varex Equity	Noncontrolling Interests	Total Stockholders' Equity
(In millions)	Shares	Amount
September 27, 2019	38.4	$0.4	$371.8	$(1.7)	$74.4	$444.9	$3.3	$448.2
Cumulative effect of accounting change	—	—	—	—	(0.3)	(0.3)	—	(0.3)
Net loss	—	—	—	—	(57.9)	(57.9)	—	(57.9)
Exercise of stock options	0.1	—	1.5	—	—	1.5	—	1.5
Common stock issued upon vesting of restricted shares	0.2	—	—	—	—	—	—	—
Shares withheld on vesting of restricted stock	(0.1)	—	(1.8)	—	—	(1.8)	—	(1.8)
Common stock issued under employee stock purchase plan	0.2	—	3.6	—	—	3.6	—	3.6
Share-based compensation	—	—	13.4	—	—	13.4	—	13.4
Unrealized gain on interest rate swap contracts, net of tax	—	—	—	0.4	—	0.4	—	0.4
Unrealized gain on defined benefit obligations, net of tax	—	—	—	0.6	—	0.6	—	0.6
Conversion feature of Convertible Notes, net of issuance costs	—	—	49.7	—	—	49.7	—	49.7
Purchase of hedges	—	—	(61.0)	—	—	(61.0)	—	(61.0)
Issuance of warrants	—	—	49.8	—	—	49.8	—	49.8
Foreign currency translation adjustments	—	—	—	1.5	—	1.5	—	1.5
Shares issued to settle deferred consideration	0.3	—	7.4	—	—	7.4	—	7.4
Reclassification from mezzanine equity to equity for noncontrolling interest in MeVis Medical Solutions, AG	—	—	—	—	—	—	11.3	11.3
Other	—	—	—	—	(0.1)	(0.1)	(0.5)	(0.6)
October 2, 2020	39.1	$0.4	$434.4	$0.8	$16.1	$451.7	$14.1	$465.8
Net income	—	—	—	—	17.4	17.4	0.5	17.9
Common stock issued upon vesting of restricted shares	0.2	—	—	—	—	—	—	—
Shares withheld on vesting of restricted stock	(0.1)	—	(1.5)	—	—	(1.5)	—	(1.5)
Common stock issued under employee stock purchase plan	0.2	—	2.8	—	—	2.8	—	2.8
Share-based compensation	—	—	13.9	—	—	13.9	—	13.9
Unrealized loss on defined benefit obligations, net of tax	—	—	—	(0.1)	—	(0.1)	—	(0.1)
Foreign currency translation adjustments	—	—	—	(0.7)	—	(0.7)	—	(0.7)
Other	—	—	(0.2)	—	—	(0.2)	(1.4)	(1.6)
October 1, 2021	39.4	$0.4	$449.4	$—	$33.5	$483.3	$13.2	$496.5
Net income	—	—	—	—	30.3	30.3	0.5	30.8
Exercise of stock options	0.1	—	3.8	—	—	3.8	—	3.8
Common stock issued upon vesting of restricted shares	0.4	—	—	—	—	—	—	—
Shares withheld on vesting of restricted stock	(0.1)	—	(2.8)	—	—	(2.8)	—	(2.8)
Common stock issued under employee stock purchase plan	0.3	—	4.9	—	—	4.9	—	4.9
Share-based compensation	—	—	14.0	—	—	14.0	—	14.0
Unrealized loss on forward contracts	—	—	—	(0.6)	—	(0.6)	—	(0.6)
Unrealized loss on change in fair value of available-for-sale securities	—	—	—	(0.1)	—	(0.1)	—	(0.1)
Unrealized gain on defined benefit obligations, net of tax	—	—	—	1.4	—	1.4	—	1.4
Foreign currency translation adjustments	—	—	—	(0.6)	—	(0.6)	—	(0.6)
Other	—	—	(0.2)	—	—	(0.2)	(0.4)	(0.6)
September 30, 2022	40.1	$0.4	$469.1	$0.1	$63.8	$533.4	$13.3	$546.7
See accompanying Notes to Consolidated Financial Statements.

VAREX IMAGING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years
(In millions)	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$30.8	$17.9	$(57.4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation expense	14.0	13.9	13.4
Depreciation	19.0	20.5	22.3
Amortization of intangible assets	14.6	16.8	17.2
Deferred taxes	0.6	(3.0)	(3.1)
Loss from equity method investments	2.6	3.0	1.3
Amortization of deferred loan costs	10.9	10.0	5.1
Impairment of intangible assets	—	—	2.8
Other assets impairment charges	—	0.5	2.7
Inventory write-down	6.4	3.5	18.1
Loss on operating lease abandonment	1.9	—	—
Other, net	4.1	1.3	4.7
Changes in assets and liabilities:
Accounts receivable	(18.1)	(32.9)	17.7
Inventories	(85.0)	42.8	(42.7)
Prepaid expenses and other assets	10.3	(0.9)	(9.3)
Accounts payable	19.7	(13.6)	14.3
Accrued liabilities and other current and long-term liabilities	(14.9)	12.2	8.1
Deferred revenues	—	0.6	(2.0)
Net cash provided by operating activities	16.9	92.6	13.2
Cash flows from investing activities:
Purchases of property, plant and equipment	(21.3)	(15.1)	(23.5)
Loss on settlement of cash flow hedge	(0.5)	—	—
Proceeds from maturities of marketable debt securities	2.0	—	—
Purchase of marketable debt securities	(18.7)	—	—
Purchase of marketable equity securities	(2.4)	—	—
Purchase of certificates of deposit	(7.2)	—	—
Acquisitions of businesses, net of cash acquired	—	—	(1.6)
Proceeds from sales of business and assets	1.7	—	—
Investments in and loans to privately-held companies	(0.6)	(1.4)	(1.8)
Other	(1.4)	0.3	—
Net cash used in investing activities	(48.4)	(16.2)	(26.9)
Cash flows from financing activities:
Proceeds from issuance of debt	—	1.5	593.8
Repayments of borrowings	(29.4)	(33.1)	(483.9)
Payment of debt issuance costs	—	—	(16.7)
Proceeds from issuance of warrant	—	—	49.8
Purchases of hedges	—	—	(61.0)
Proceeds from shares issued under employee stock purchase plan	4.9	2.8	3.6
Proceeds from exercise of stock options	3.8	—	1.5
Taxes related to net share settlement of equity awards	(2.8)	(1.5)	(1.8)
Other financing activities	(0.3)	(2.0)	(1.7)
Net cash (used in) provided by financing activities	(23.8)	(32.3)	83.6
Effects of exchange rate changes on cash and cash equivalents and restricted cash	(0.2)	(0.1)	0.9
Net (decrease) increase in cash and cash equivalents and restricted cash	(55.5)	44.0	70.8
Cash and cash equivalents and restricted cash at beginning of period	146.1	102.1	31.3
Cash and cash equivalents and restricted cash at end of period	$90.6	$146.1	$102.1
Supplemental cash flow information:
Cash paid for interest	$29.5	$21.6	$16.7
Cash paid for income tax, net of refunds	2.2	14.1	4.2
Supplemental non-cash activities:
Purchases of property, plant and equipment financed through accounts payable	$1.5	$1.5	$1.6
See accompanying Notes to Consolidated Financial Statements.

VAREX IMAGING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
    Varex Imaging Corporation (the “Company,” “Varex,” or “Varex Imaging”) designs, manufactures, sells and services a broad range of medical products, which include X-ray components including tubes, digital detectors and accessories, high voltage connectors, image processing software and workstations, computer-aided diagnostic software, collimators, automatic exposure control devices, generators, ionization chambers and buckys, for use in a range of applications, including radiographic or fluoroscopic imaging, mammography, computed tomography, oncology and computer-aided detection. The Company sells its products to imaging system original equipment manufacturer (“OEM”) customers for incorporation into new medical diagnostic, radiation therapy, dental, and veterinary equipment, as well as to independent service companies and distributors, and directly to end-users for replacement purposes.
    The Company also designs, manufactures, sells and services industrial products, which include Linatron® X-ray linear accelerators, digital detectors, high voltage connectors, imaging processing software and image detection products for security and inspection purposes, such as cargo screening at ports and borders and nondestructive examination in a variety of applications. The Company generally sells security and inspection products to OEM customers who incorporate Varex’s products into their inspection or irradiation systems and processes. The Company conducts an active research and development program to focus on new technology and applications in both the medical and industrial X-ray imaging markets.
Basis of Presentation
    The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC and in accordance with accounting principles generally accepted in the United States ("GAAP"). The Company has consolidated all the majority owned subsidiaries and entities over which we have control. All intercompany balances and transactions have been eliminated in consolidation.
Segment Reporting
    The Company has two reportable operating segments; (i) Medical and (ii) Industrial. See Note 16, Segment Information, included in this report, for further information on the Company’s segments.
Fiscal Year
    The fiscal years of the Company as reported are the 52 or 53-week period ending on the Friday nearest September 30. Fiscal year 2022 was the 52-week period that ended September 30, 2022, fiscal year 2021 was the 52-week period that ended October 1, 2021, and fiscal year 2020 was the 53-week period that ended October 2, 2020.
Variable Interest Entities
    For entities in which the Company has variable interests, the Company focuses on identifying which entity has the power to direct the activities that most significantly impact the variable interest entity’s economic performance and which entity has the obligation to absorb losses or the right to receive residual returns from the variable interest entity. If the Company is the primary beneficiary of a variable interest entity, the assets, liabilities and results of operations of the variable interest entity will be included in the Company’s consolidated financial statements. As of September 30, 2022, the Company had variable interests in two entities, neither of which were consolidated by the Company.
 Use of Estimates
    The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates include the valuation of inventories, valuation of goodwill and intangible assets, warranties, contract liabilities, long-lived asset valuations, impairment of investments, valuation of financial instruments, and taxes on income. Actual results could differ from these estimates.

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
Restricted Cash
    Restricted cash primarily consists of cash collateral related to certain leases and inventory arrangements. Restricted cash is included in other assets on the Company's Consolidated Balance Sheets. Cash and cash equivalents and restricted cash as reported within the Consolidated Statements of Cash Flows consisted of the following:

	Twelve Months Ended September 30, 2022		Twelve Months Ended October 1, 2021
(In millions)	Beginning of Period	End of Period	Beginning of Period	End of Period
Cash and cash equivalents	$144.6	$89.4	$100.6	$144.6
Restricted cash	1.5	1.2	1.5	1.5
Cash and cash equivalents and restricted cash as reported per statement of cash flows	$146.1	$90.6	$102.1	$146.1
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

Derivative Instruments and Hedging Activities
    The Company records all derivatives on the Consolidated Balance Sheets at fair value as of the reporting date. For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative is reported as a component of other comprehensive income or loss and reclassified from accumulated other comprehensive income ("OCI") into earnings when the hedged transaction affects earnings. For derivatives that are designated and qualify as net investment hedges, the gain or loss on the derivative is reported as a component of other comprehensive income or loss until the hedged item is sold. The portion of the change in fair value of the Company's net investment hedges (or cross currency swaps) related to the cross-currency basis spread is an excluded component in the assessment of the effectiveness of these net investment hedges (or cross currency swaps). A qualitative assessment of hedge effectiveness is performed on a quarterly basis, unless facts and circumstances indicate the hedge may no longer be highly effective, in which case, a quantitative assessment of hedge effectiveness is performed.
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
    Credit is extended to customers based on an evaluation of the customer’s financial condition, and collateral is not required. In certain circumstances, a customer may be required to prepay all or a portion of the contract price prior to transfer of control. During the periods presented, one of the Company's customers accounted for a significant portion of revenues, as set forth below:

	Fiscal Year
	2022	2021	2020
Canon Medical Systems Corporation	17.2%	17.9%	20.5%
    Canon Medical Systems Corporation accounted for 10.3% and 16.2% of the Company’s accounts receivable as of September 30, 2022 and October 1, 2021, respectively.
Inventories, net
    Inventory is valued at the lower of cost or net realizable value. Costs include materials, labor, external service and manufacturing overhead and is computed on a first-in-first-out basis. The Company evaluates the carrying value of its inventories taking into consideration such factors as historical and anticipated future sales compared to quantities on hand and the prices the Company expects to obtain for products in its various markets. The Company adjusts excess and obsolete inventories to net realizable value and write-downs of excess and obsolete inventories are recorded as a component of cost of revenues.
    The following table summarizes the Company’s inventories, net:

(In millions)	September 30, 2022	October 1, 2021
Raw materials and parts	$240.3	$168.0
Work-in-process	23.2	20.4
Finished goods	39.7	36.4
Total inventories	$303.2	$224.8
    The Company recorded inventory write-downs of $6.4 million, $3.5 million and $18.1 million for the twelve months ended September 30, 2022, October 1, 2021 and October 2, 2020, respectively, of which $0.0 million, $3.5 million, and $15.8 million were from certain discontinued products in relation to COVID-19.

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
    The following table summarizes the Company’s property, plant and equipment, net:

(In millions)	September 30, 2022	October 1, 2021
Land	$8.3	$8.3
Buildings and leasehold improvements	149.2	148.7
Machinery and equipment	182.9	179.7
Construction in progress	29.1	18.1
Gross property, plant and equipment	369.5	354.8
Accumulated depreciation and amortization	(228.2)	(214.6)
Total property, plant and equipment, net	$141.3	$140.2
    The Company recorded depreciation expense of $19.0 million, $20.5 million and $22.3 million in fiscal years 2022, 2021 and 2020, respectively. During fiscal years 2022, 2021 and 2020, the Company recorded accelerated depreciation of $0.0 million, $0.2 million and $2.9 million, respectively, which primarily related to the machinery and equipment used at the Santa Clara, California facility. See Note 5, Restructuring, included in this report, for further information.
Investments
    The Company accounts for its equity investments in privately-held companies under the equity method of accounting if the Company has the ability to exercise significant influence in these investments. Distributions received from an equity method investment are classified using the cumulative earnings approach, which means that distributions up to the amount of cumulative equity in earnings recognized will be treated as returns on investment and classified as operating cash flows and those in excess of that amount will be treated as returns of investment and classified as investing cash flows. The Company reviews its equity investments in privately-held companies for impairment whenever events or changes in business circumstances are other than temporary and indicate that the carrying amount of the investments may not be fully recoverable. There were no impairments recorded during fiscal years 2022 and 2021. During the fiscal year 2020, the Company wrote off a $2.7 million cost investment in a privately-held company, the related expense is included as part of other expense, net in the Company's consolidated financial statements.
Marketable Securities
    The Company's marketable securities consist primarily of financial instruments such as U.S. treasury securities, U.S. agency obligations, corporate bonds, commercial paper, money market funds, and equity securities. The Company classifies marketable debt securities as available-for-sale at the time of purchase and reevaluates such classifications as of each balance sheet date. All marketable debt securities are recorded at estimated fair value. Any unrealized gains or losses for marketable debt securities are included in accumulated other comprehensive income within the Consolidated Balance Sheets. Marketable equity securities are stated at fair value as determined by the most recently traded price of each security at the balance sheet date. All unrealized gains and losses on equity securities are recorded as part of other expense, net in the Company's consolidated financial statements. See Note 10, Fair Value, for further details.
    When the fair value of a debt security declines below its amortized cost basis, any portion of that decline attributable to credit losses, to the extent expected to be nonrecoverable before the sale of the security, is recognized in our Consolidated Statements of Operations. When the fair value of a debt security declines below its amortized cost basis due to changes in interest rates, such amounts are recorded in accumulated other comprehensive income, and are recognized in our Consolidated Statements of Operations only if we sell or intend to sell the security before recovery of its cost basis. There were no credit losses related to marketable debt securities recorded during the twelve months ended September 30, 2022.

Goodwill and Intangible Assets
    Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net identified tangible and intangible assets acquired. Purchased intangible assets are carried at cost, net of accumulated amortization, and are included in intangible assets, net in the Company's Consolidated Balance Sheets. Intangible assets with finite lives are amortized over their estimated useful lives of primarily two to seven years using the straight-line method.
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
    The Company evaluates goodwill and indefinite lived intangible assets for impairment at least annually at the beginning of the fourth quarter of each fiscal year or whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The evaluation includes consideration of qualitative factors including industry and market considerations, overall financial performance, and other relevant events and factors affecting the reporting unit. If the Company determines that a quantitative analysis is necessary, the Company performs a step one analysis, which consists of a comparison of the fair value of a reporting unit against its carrying amount, including the goodwill allocated to each reporting unit. The Company determines the fair value of its reporting units based on a combination of income and market approaches. The income approach is based on the present value of estimated future cash flows of the reporting units, and the market approach is based on a market multiple calculated for each reporting unit based on market data of other companies engaged in similar business. If the carrying amount of the reporting unit is in excess of its fair value, the difference between the fair value and carrying amount is recorded as an impairment loss. The impairment test for intangible assets with indefinite useful lives, if any, consists of a comparison of fair value to carrying value, with any excess of carrying value over fair value being recorded as an impairment loss. In fiscal years 2022, 2021 and 2020, the Company performed the annual goodwill impairment test for our two reporting units and found no impairment.
    During the fiscal years ended September 30, 2022, October 1, 2021 and October 2, 2020, the Company recognized $0.0 million, $0.0 million, and $2.8 million of impairments of intangible assets, respectively.
Loss Contingencies
    From time to time, the Company is involved in legal proceedings, claims and government inspections or investigations, customs and duties audits, other contingency matters, both inside and outside the United States, arising in the ordinary course of its business or otherwise. The Company accrues amounts for probable losses, to the extent they can be reasonably estimated, that it believes are adequate to address any liabilities related to legal proceedings and other loss contingencies that the Company believes will result in a probable loss (including, among other things, probable settlement value). A loss or a range of loss is disclosed when it is reasonably possible that a material loss will be incurred and can be estimated or when it is reasonably possible that the amount of a loss, when material, will exceed the recorded provision. When a loss contingency is probable but not reasonably estimable the nature of the contingency and the fact that an estimate cannot be made is disclosed. See Note 12, Commitments and Contingencies, for further information regarding certain of our contractual obligations and contingencies.
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

    The following table reflects the changes in the Company’s accrued product warranty:

	Fiscal Years Ended
(In millions)	September 30, 2022	October 1, 2021
Accrued product warranty, at beginning of period	$8.5	$8.1
New accruals charged to cost of revenues	11.3	13.0
Product warranty expenditures	(11.9)	(12.6)
Accrued product warranty, at end of period	$7.9	$8.5
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
Disaggregation of Revenue
    Revenue is disaggregated from contracts between geography and by reportable operating segment, which the Company believes best depicts how the nature, amount, timing, and uncertainty of revenues and cash flows are affected by economic factors. Refer to Note 16, Segment Information, included in this report, for the disaggregation of the Company’s revenue based on reportable operating segments and disaggregated by geographic region.
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
Allowance for Credit Losses
    The Company evaluates the creditworthiness of customers prior to authorizing shipment for all major sale transactions. On a quarterly basis, the Company considers historical trends, current information and any reasonable and supportable forecasts to determine if an amount should be included in the allowance for credit losses. The Company had an allowance for credit losses of $0.6 million and $1.0 million as of September 30, 2022 and October 1, 2021, respectively.

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
    The Company measures and recognizes expense for all share-based payment awards based on their fair values. Share-based compensation expense recognized in the Consolidated Statements of Operations includes compensation expense for the share-based payment awards based on the grant date fair value estimated in accordance with the guidance on share-based compensation. The Company records forfeitures as they occur. The Company attributes the value of share-based compensation to expense using the straight-line method. The Company considers only the direct tax impacts of share-based compensation awards when calculating the amount of tax windfalls or shortfalls. For additional information, see Note 14, Employee Stock Plans, included in this report.
Software Development Costs
    Costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized. No costs associated with the development of software have been capitalized as the Company believes its current software development process is essentially completed concurrent with the establishment of technological feasibility.
Research and Development
    Research and development costs are expensed as incurred. These costs primarily include employees’ compensation, consulting fees and material costs.
Taxes on Income
    Current income tax expense or benefit is the amount of income taxes expected to be payable or receivable for the current year. Deferred income tax liabilities or assets are established for the expected future tax consequences resulting from the differences in financial reporting and tax bases of assets and liabilities. Future changes in tax regulation can have a material impact, including tax rate changes or the realization of deferred tax assets. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax assets will not be realized. U.S. tax reform introduced a limitation of business interest deduction under IRC Section 163(j), which may be difficult to utilize without significant taxable income. Also, net operating loss carryforwards in jurisdictions with current losses provide uncertainty for realization. In addition, we provide reserves for uncertain tax positions when such tax positions do not meet the recognition thresholds or measurement standards prescribed by the authoritative guidance for accounting for income taxes. A portion of the U.S. general business tax credits for research outside of the financial statement line for research and development ("R&D") have a small degree of uncertainty. A reasonable reserve is maintained on the uncertain portion until either the Internal Revenue Service chooses to audit or the statute of limitation expires. A reserve for R&D is typical for companies that calculate and utilize this general business credit. Amounts for uncertain tax positions are adjusted in periods when new information becomes available or when positions are effectively settled. Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense.
    During fiscal year 2022, the Company received cash tax refunds related to net operating loss ("NOL") carryback claims for U.S. losses incurred in fiscal year 2020. On August 16, 2022, the Inflation Reduction Act was enacted in response to rising inflation. The Company does not meet the financial statement thresholds for the minimum tax applicability and does not anticipate other provisions will have a material impact. The 2017 Tax Cuts and Jobs Act ("TCJA") included a provision requiring research and development expenditures to be capitalized for tax years beginning after December 31, 2021, which will be effective for the Company starting in fiscal year 2023. Because the Company has a significant amount of research and development expenditures, it expects increased cash taxes in the early years following the effective date of TCJA.

Foreign Currency Translation
    The Company uses the U.S. Dollar predominately as the functional currency of its foreign operations. Gains and losses from remeasurement of foreign currency balances into U.S. Dollars are included in the Consolidated Statements of Operations in other expense, net. For the foreign subsidiaries where the local currency is the functional currency, translation adjustments of foreign currency financial statements into U.S. Dollars are recorded to a separate component of accumulated other comprehensive income.
Recently Adopted Accounting Pronouncements
    In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the current guidance, and improving the consistent application and simplification of other areas of the guidance. The Company adopted this ASU on October 2, 2021, using a prospective approach. The adoption of ASU 2019-12 did not have a material impact on the Company's consolidated financial statements and related disclosures.
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
Recent Accounting Standards Updates Not Yet Effective
    In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The standard removes certain separation models in ASC 470-20 for convertible instruments, and, as a result, embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under ASC 815. These convertible debt instruments will be accounted for as a single liability measured at amortized cost. This will also result in the interest expense recognized for convertible debt instruments to be typically closer to the coupon interest rate. Further, the ASU made amendments to the earnings per share (“EPS”) guidance in Topic 260 for convertible instruments, the most significant impact of which is requiring the use of the if-converted method for diluted EPS calculation, and no longer allowing the net share settlement method. The ASU is effective for annual periods beginning after December 15, 2021, including interim periods within those years. Adoption of the ASU can either be on a modified retrospective or full retrospective basis. The Company will adopt the new standard effective October 1, 2022, the first day of the fiscal year ending September 29, 2023, using the modified retrospective method. On the date of adoption, the Company estimates that its entry to adopt this ASU will be to record a reduction in additional paid-in capital of $34.6 million, an increase to long-term debt, net of $28.0 million, an increase to deferred tax assets of $6.7 million, and an increase to retained earnings of $13.3 million in 2023 for the after-tax impact of previously recognized amortization of the debt discount associated with the Company’s Convertible Senior Notes. The unamortized discount on our Convertible Notes (see Note 9, Borrowings) will be reclassified from equity to liabilities and the interest expense from our Convertible Notes will decrease and be closer to the coupon rate of 4.00%. The impact that adoption of ASU 2020-06 will have on our net income per diluted share will depend on the amount of earnings in each period and our share price, and could result in additional dilution.
    In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, to provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate (e.g., LIBOR) reform on financial reporting. Adoption of the guidance is elective and is permitted from March 12, 2020 through December 31, 2022. The Company will evaluate transactions or contract modifications occurring as a result of reference rate reform and determine whether to apply the optional guidance on an ongoing basis. The Company determined this ASU will not have a material impact on its financial position, results of operations or cash flows.

2. REVENUE RECOGNITION
    The following tables summarize the changes in the contract assets and refund liabilities for the twelve months ended September 30, 2022 and October 1, 2021:

(In millions)	Contract Assets
Balance at October 2, 2020	$24.6
Costs recovered from product returns during the period	(4.8)
Contract asset from shipments of products, subject to return during the period	6.4
Adjustment for actual vs. reserved product returns	(1.9)
Balance at October 1, 2021	$24.3
Costs recovered from product returns during the period	(5.4)
Contract asset from shipments of products, subject to return during the period	7.1
Adjustment for actual vs. reserved product returns	(0.6)
Balance at September 30, 2022	$25.4

(In millions)	Refund Liabilities
Balance at October 2, 2020	$27.4
Release of refund liability included in beginning of year refund liability	(5.3)
Additions to refund liabilities	7.1
Adjustment for actual vs. reserved product returns	(2.2)
Balance at October 1, 2021	$27.0
Release of refund liability included in beginning of year refund liability	(6.1)
Additions to refund liabilities	7.9
Adjustment for actual vs. reserved product returns	(0.6)
Balance at September 30, 2022	$28.2
    During fiscal year 2022, the Company recognized revenue of $6.7 million related to deferred revenue which existed at October 1, 2021. During fiscal year 2021, the Company recognized revenue of $6.9 million related to deferred revenue which existed at October 2, 2020.
Remaining Performance Obligations
    Remaining performance obligations represent the transaction price of firm orders for which revenue has not yet been recognized, which are primarily related to contracts where control will be transferred to customers over the next 12 months. See Note 1, Summary of Significant Accounting Policies, for details on the nature of the remaining performance obligations within these contracts and how they will be resolved.
3. LEASES
    On September 28, 2019, the Company adopted ASC 842, which amended the guidance for the accounting and reporting of leases. The determination of whether an arrangement is, or contains, a lease is performed at the inception of the arrangement. The Company has operating and finance leases for office space, warehouse and manufacturing space, vehicles, and certain equipment. The Company's lease agreements do not contain any material residual value guarantees, variable lease costs, bargain purchase options or restrictive covenants. The Company does not have any lease transactions with related parties. Leases with an initial term of 12 months or less are generally not recorded on the balance sheet and expense for these leases is recognized on a straight-line basis over the lease term. The Company's leases have remaining lease terms of less than one year to approximately ten years, some of which may include options to extend the leases for up to five years and some include options to terminate early. These options have been included in the determination of the lease liability when it is reasonably certain that the option will be exercised.
    Right-of-use assets represent the Company's right to use an underlying asset for the lease term, and lease liabilities represent the Company's obligation to make lease payments arising from the lease contract. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of fixed lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company's incremental borrowing rate is based on a credit-adjusted risk-free rate, which best approximates a secured rate over a similar term of lease.

    During the twelve months ended September 30, 2022, the Company recorded a loss due to abandonment of $1.9 million, which is included in selling, general and administrative on the Consolidated Statements of Operations.
    The following table presents supplemental balance sheet information related to the Company's operating and finance leases:

(In millions)	Balance Sheet Location	September 30, 2022	October 1, 2021
Assets
Operating lease right-of-use assets	Operating lease assets	$23.2	$24.3
Finance lease right-of-use assets	Property, plant and equipment, net	0.3	0.5
Liabilities
Operating lease liabilities (current)	Current operating lease liabilities	4.0	6.2
Finance lease liabilities (current)	Accrued liabilities and other current liabilities	0.2	0.2
Operating lease liabilities (non-current)	Operating lease liabilities	18.0	18.7
Finance lease liabilities (non-current)	Other long-term liabilities	$0.1	$0.3
    The following table presents the weighted average remaining lease term and discount rate information related to the Company's operating and finance leases:

	September 30, 2022	October 1, 2021
Operating lease weighted average remaining lease term (in years)	6.4	5.9
Operating lease weighted average discount rate	5.6%	5.5%
Finance lease weighted average remaining lease term (in years)	2.0	2.5
Finance lease weighted average discount rate	3.6%	3.6%
    The following table provides information related to the Company’s operating and finance leases:

(In millions)	2022	2021	2020
Total operating lease costs(1)	$6.4	$8.1	$8.4

Total finance lease costs	$0.2	$0.3	$0.3

Operating cash flows from operating leases	$7.3	$7.9	$8.0
Financing cash flows from finance leases	0.2	0.2	0.3
Total cash paid for amounts included in the measurement of lease liabilities	$7.5	$8.1	$8.3

Noncash operating right-of-use assets obtained in exchange for new lease liabilities	$5.4	$5.6	$10.6
Noncash finance right-of-use assets obtained in exchange for new lease liabilities	0.1	0.2	0.2
Total right-of-use assets obtained in exchange for new lease liabilities	$5.5	$5.8	$10.8
(1) Includes variable and short-term lease expense, which were immaterial for fiscal years 2022, 2021, and 2020.

    As of September 30, 2022, maturities of operating lease and finance lease liabilities for each of the following five years and a total thereafter were as follows:

(In millions)
Fiscal years:	Operating Leases	Finance Leases
2023	$5.2	$0.2
2024	4.6	0.1
2025	4.4	—
2026	3.1	—
2027	2.8	—
Thereafter	6.5	—
Total future lease payments	$26.6	$0.3
Less: imputed interest	(4.6)	—
Present value of lease liabilities	$22.0	$0.3
    As of September 30, 2022, the Company had not entered into any material leases that have not yet commenced.
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
    The investment in dpiX Holding is accounted for under the equity method of accounting. When the Company recognizes its share of net profits or losses of dpiX Holding, profits or losses in inventory purchased from dpiX are eliminated. In fiscal years 2022, 2021 and 2020, the Company recorded a loss on the equity investment in dpiX Holding of $2.6 million, $2.3 million and $0.8 million, respectively. Loss on the equity investment in dpiX Holding is included in other expense, net in the Consolidated Statements of Operations. The carrying value of the equity investment in dpiX Holding was $42.4 million and $45.0 million at September 30, 2022 and October 1, 2021, respectively.
    In fiscal years 2022, 2021 and 2020, the Company purchased glass transistor arrays from dpiX totaling $21.0 million, $18.5 million and $20.4 million, respectively. These purchases of glass transistor arrays are included as a component of inventories, net on the Consolidated Balance Sheets or cost of revenues in the Consolidated Statements of Operations.
    As of September 30, 2022 and October 1, 2021, the Company had accounts payable to dpiX totaling $3.1 million and $2.8 million, respectively.
    The Company has the right to 50% of dpiX’s total manufacturing capacity. In addition, the Company is required to pay for 50% of dpiX's fixed costs, as determined at the beginning of each calendar year. In January 2022, the fixed cost commitment was determined and approved by the dpiX board of directors to be $13.2 million for calendar year 2022. As of September 30, 2022, the Company estimated it has fixed cost commitments of $3.3 million related to this amended agreement through the remainder of calendar year 2022. The amended agreement will continue unless the ownership structure of dpiX changes (as defined in the amended agreement).
    The Company has determined that dpiX Holding is a variable interest entity because at-risk equity holders, as a group, lack the characteristics of a controlling financial interest. Majority votes are required to direct the manufacturing activities, legal operations and other activities that most significantly affect dpiX’s economic performance. The Company does not have majority voting rights and no power to unilaterally direct the activities of dpiX Holding and therefore is not the primary beneficiary of dpiX Holding. The Company’s exposure to loss as a result of its involvement with dpiX Holding is limited to the carrying value of the Company’s investment of $42.4 million and fixed cost commitments.
    In November 2018, the Company (through one of its wholly-owned subsidiaries) and CETTEEN GmbH (“CETTEEN”), formed a German limited liability company that governs the affairs and conduct of the business of VEC Imaging GmbH & Co. KG (“VEC”), a joint venture formed to develop technology for use in X-ray imaging components. In accordance with the VEC agreement, net profits or losses are allocated to the members in accordance with their ownership interest. The Company's investment in VEC is accounted for under the equity method of accounting. The Company has determined that VEC is a variable interest entity.
    In fiscal years 2022, 2021 and 2020, the Company recorded a loss on the equity investment in VEC of $0.8 million, $1.1 million, and $1.2 million respectively. The Company's investment in VEC was $2.5 million and $3.0 million as of September 30, 2022 and October 1, 2021, respectively. In fiscal years 2022 and 2021, the Company made contributions to VEC totaling $0.3 million and $1.2 million, respectively. As of September 30, 2022 and October 1, 2021 the Company had loans outstanding to VEC totaling $0.6 million and $0.3 million, respectively, and other receivables from VEC of $0.3 million at September 30, 2022 and October 1, 2021, respectively, which are recorded in prepaid expenses and other current assets in the Consolidated Balance Sheets.
5. RESTRUCTURING
    In July 2018, the Company committed to relocate the production of amorphous silicon glass for digital detectors, from its Santa Clara facility, to the jointly owned dpiX fabrication facility in Colorado. In July 2019, the Company committed to close its Santa Clara facility and to relocate the remaining production to its other existing facilities. The Company ceased all operations at the Santa Clara facility as of October 2, 2020, and all activities related to the closure of the facility were completed by the end of December 2020. In connection with the relocation of the glass production and site closure, the Company recorded $0.0 million, $0.0 million and $9.1 million of restructuring charges during fiscal years 2022, 2021 and 2020, respectively.
    On July 29, 2020, the Company commenced the implementation of a reduction in workforce to reduce the Company’s operating costs and address the impact of the COVID-19 pandemic. This action resulted in the reduction of the Company’s workforce by approximately 94 employees, of whom nearly all were located within the United States. This reduction was in addition to the reduction in workforce associated with the closure of the Company’s Santa Clara facility.
    Cash outflows associated with these restructuring charges are limited to employee termination expenses, facility closure and equipment sales and disposals. Below is a detail of restructuring charges incurred during the 2022, 2021 and 2020 fiscal years, which predominately relate to the Company's Medical segment:

(In millions)	Location of Restructuring Charges in Consolidated Statements of Operations	2022	2021	2020
Other assets impairment charges	Selling, general and administrative	$1.8	$—	$—
Inventory write downs	Cost of revenues	—	—	1.3
Accelerated depreciation	Cost of revenues	—	0.2	2.9
Severance costs	Selling, general and administrative	—	0.6	5.7
Facility closure costs	Selling, general and administrative	—	0.2	3.6
Total restructuring charges		$1.8	$1.0	$13.5
6. OTHER FINANCIAL INFORMATION
     The following table summarizes the Company’s accrued liabilities and other current liabilities:

(In millions)	September 30, 2022	October 1, 2021
Accrued compensation and benefits	$37.5	$44.2
Product warranty	7.9	8.5
Taxes payable	11.3	8.0
Right of return liability	6.8	6.7
Accrued interest	11.7	12.5
Other	6.2	9.8
Total accrued liabilities and other current liabilities	$81.4	$89.7

    The following table summarizes the Company’s other long-term liabilities:

(In millions)	September 30, 2022	October 1, 2021
Long-term income tax payable	$4.3	$1.8
Environmental liabilities	1.3	0.6
Defined benefit obligation liability	3.3	5.9
Long-term right of return liability	21.4	20.3
Long-term other	3.5	3.2
Total other long-term liabilities	$33.8	$31.8
    The following table summarizes the Company’s other expense, net:

	Fiscal Years
(In millions)	2022	2021	2020
Loss from equity method investments	$(3.0)	$(3.4)	$(2.1)
Change in fair value of deferred consideration	—	—	0.9
Impairment of investment	—	—	(2.7)
Realized losses on foreign currencies, net	(1.5)	(0.2)	(3.7)
Other	0.2	0.1	—
Total other expense, net	$(4.3)	$(3.5)	$(7.6)
7. NET INCOME (LOSS) PER SHARE
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
    A reconciliation of the numerator and denominator used in the calculation of basic and diluted income per common share is as follows:

	Fiscal Year
(In millions, except per share amounts)	2022	2021	2020
Net income (loss) attributable to Varex	$30.3	$17.4	$(57.9)
Weighted average shares outstanding – basic	39.8	39.3	38.8
Dilutive effect of Convertible Senior Notes	1.3	0.6	—
Dilutive effect of share-based awards and other	0.5	0.4	—
Weighted average shares outstanding – diluted	41.6	40.3	38.8
Net income (loss) per share attributable to Varex – basic	$0.76	$0.44	$(1.49)
Net income (loss) per share attributable to Varex – diluted	$0.73	$0.43	$(1.49)
Anti-dilutive share-based awards, excluded	3.0	2.8	3.5
    Potentially dilutive shares, which are based on the weighted-average shares of common stock underlying stock options, unvested stock awards, purchase rights granted under the employee stock purchase plan, warrants and convertible notes using the treasury stock method or the if-converted method, as applicable, are included when calculating diluted net income (loss) per share attributable to Varex when their effect is dilutive. Since we intend to settle in cash the principal outstanding under our Convertible Senior Notes, we apply the treasury stock method applied using our average share price during the period when calculating their potential dilutive effect, if any. Furthermore, in connection with the offerings of our notes, we entered into convertible note hedges and warrants (see Note 9, Borrowings). However, our convertible note hedges are not included when calculating potentially dilutive shares since their effect is always anti-dilutive. Warrants, which have a strike price above our average share price for the periods presented, were out of the money and were not included in the tables above. Because the Company incurred a net loss for fiscal year 2020, none of the potentially dilutive common shares were included in the diluted share calculation for that period as they would have been anti-dilutive.

8. FINANCIAL DERIVATIVES AND HEDGING ACTIVITIES
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
Derivatives Designated as Hedging Instruments - Cash Flow Hedges
    During the twelve months ended October 2, 2020 the Company used interest rate swap contracts as cash flow hedges to manage its exposure to fluctuations in LIBOR interest rates. Interest rate swap contracts effectively fix the LIBOR component of variable interest rate debt for a specific period of time.
    During the twelve months ended September 30, 2022, the Company entered into forward contracts which have been designated as cash flow hedges and are intended to manage its risk of variability in foreign currency-denominated contracts. All changes in fair value of the derivatives designated as cash flow hedges are reported in accumulated other comprehensive income in the Consolidated Balance Sheet.
    As of September 30, 2022, the Company had the following outstanding derivatives designated as cash flow hedging instruments.

(In millions, except for number of instruments)	Number of Instruments	Notional Value
Forward contracts	4	$2.5
    The following table summarizes the amount of pre-tax loss recognized from derivative instruments for the periods indicated:

	Amount of Loss Recognized in OCI on Derivatives Fiscal Year Ended			Location of Loss Reclassified from Accumulated OCI into Income	Amount of Loss Reclassified from Accumulated OCI into Income Fiscal Year Ended
(In millions)	2022	2021	2020		2022	2021	2020
Interest rate swap contracts	$—	$—	$(3.4)	Interest expense	$—	$—	$(1.5)
Forward contracts	(0.8)	—	—	Interest expense	—	—	—
	$(0.8)	$—	$(3.4)		$—	$—	$(1.5)
    These derivative instruments are subject to master netting agreements giving effect to rights of offset with each counterparty. None of the balances were eligible for netting. The following table summarizes the gross fair values of derivative instruments as of the periods indicated and the line items in the accompanying Consolidated Balance Sheets where the instruments are recorded:

(In millions)		Derivative Liabilities
Derivatives designated as cash flow hedges	Balance sheet location	2022
Forward contracts	Accrued liabilities and other current liabilities	$0.3
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
    As of September 30, 2022, the Company had the following outstanding derivatives designated as net investment hedging instruments:

(In millions, except for number of instruments)	Number of Instruments	Notional Value
Cross currency swap contracts	3	$66.6
    The following table summarizes the amount of pre-tax gain (loss) recognized from derivative instruments for the periods indicated and the line items in the accompanying statements of operations where the results are recorded for net investment hedges:

	Amount of Gain or (Loss) Recognized in OCI on Derivatives Fiscal Year Ended			Location of Gain or (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)	Amount of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
(In millions)	2022	2021	2020		2022	2021	2020
Cross currency swap contracts	$8.7	$(0.3)	$(1.3)	Interest expense	$1.2	$1.3	$1.5
    These derivative instruments are subject to master netting agreements giving effect to rights of offset with each counterparty. None of the balances were eligible for netting. The following table summarizes the gross fair values of derivative instruments as of the periods indicated and the line items in the accompanying Consolidated Balance Sheets where the instruments are recorded:

(In millions)		Derivative Assets and Liabilities
Derivatives Designated as Net Investment Hedges	Balance Sheet Location	2022	2021
Cross currency swap contracts	Prepaid expenses and other current assets	$1.2	$1.2
Cross currency swap contracts	Other assets	6.3	—
Cross currency swap contracts	Other long-term liabilities	$—	$2.4
Balance Sheet Hedges
    The Company also enters into foreign currency forward contracts to hedge fluctuations associated with foreign currency-denominated monetary assets and liabilities, primarily cash, lease contracts, third-party accounts receivable and payable, and intercompany accounts receivable and payables. These forward contracts expire within 30 days. These forward contracts are not designated for hedge accounting treatment; therefore, the change in fair value of these derivatives is recorded as a component of other expense, net and offsets the change in fair value of the foreign currency-denominated assets and liabilities, which are also recorded in other expense, net. The Company has not and does not intend to use derivative financial instruments for speculative or trading purposes.
    The following table shows the notional amounts of outstanding foreign currency contracts as of September 30, 2022:

	Notional Value of Derivatives not Designated as Hedging Instruments:
(In millions of equivalent USD)	Buy contracts	Sell contracts
Indian Rupee	$—	$5.2
Chinese Renminbi	—	11.1
Euro	—	9.1
Total notional value	$—	$25.4

9. BORROWINGS
    The following table summarizes the Company's short-term and long-term debt:

	September 30, 2022		October 1, 2021
(In millions, except for percentages)	Amount	Weighted-Avg Effective Interest Rate	Amount	Weighted-Avg Effective Interest Rate	$ Change
Current maturities of long-term debt
Other debt	$2.1		$2.8		$(0.7)
Total current maturities of long-term debt	$2.1		$2.8		$(0.7)

Non-current maturities of long-term debt:
Convertible Senior Unsecured Notes	$200.0	10.9%	$200.0	10.9%	$—
Senior Secured Notes	243.0	8.2%	270.0	8.2%	(27.0)
Other debt	4.6		7.8		(3.2)
Total non-current maturities of long-term debt:	$447.6		$477.8		$(30.2)

Unamortized issuance costs and debt discounts
Unamortized discount - Convertible Notes	$(28.7)		$(37.6)		$8.9
Unamortized issuance costs - Convertible Notes	(3.1)		(4.1)		1.0
Debt issuance costs - Senior Secured Notes	(3.5)		(4.4)		0.9
Total	$(35.3)		$(46.1)		$10.8
Total debt outstanding, net	$414.4		$434.5		$(20.1)

Equity component of Convertible Senior Unsecured Notes(1)	$49.7		$49.7		$—
(1) Included in additional paid-in capital on the Consolidated Balance Sheets.
    Future principal payments of long-term debt outstanding as of September 30, 2022 are as follows:

(In millions)
Fiscal years:
2023	$2.1
2024	1.4
2025	201.4
2026	1.2
2027	243.6
Thereafter	—
Total debt outstanding	$449.7
Less: current maturities of long-term debt	(2.1)
Non-current portion of long -term debt	$447.6

The following table summarizes the Company's interest expense:

	Twelve Months Ended
	September 30, 2022	October 1, 2021	October 2, 2020
Contractual interest coupon and other	$27.6	$30.7	$19.1
Amortization/extinguishment of debt issuance costs	3.4	3.5	7.0
Amortization of debt discounts	8.8	7.9	5.3
Total interest expense	$39.8	$42.1	$31.4
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
    On June 4, 2020 and June 5, 2020, Varex also entered into privately negotiated warrant transactions (collectively, the “Warrant Transactions” and, together with the Hedge Transactions, the “Call Spread Transactions”), whereby the Company sold warrants at a higher strike price relating to the same number of shares of Varex common stock that initially underlie the Convertible Notes, subject to customary anti-dilution adjustments. The initial strike price of the warrants is $24.975 per share (subject to adjustment under the terms of the Warrant Transactions), which is 50% above the last reported sale price of Varex common stock on June 4, 2020. The Warrant Transactions could have a dilutive effect to the Company's stockholders to the extent that the market price per share of Varex common stock, as measured under the terms of the Warrant Transactions, exceeds the applicable strike price of the warrants. The number of shares underlying the Warrant Transactions is 9.6 million. The number of warrants outstanding as of September 30, 2022, was 9.6 million.
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

    On March 18, 2022, the Company redeemed $27 million of Senior Secured Notes, in accordance with the terms and conditions of the governing indenture, by paying cash of $28.7 million, inclusive of the redemption premium and accrued interest, and recognized a $1.2 million loss related to the redemption premium and the write-off of previously recorded debt issuance costs. The redemption price of the redeemed notes was 103% of the principal amount, plus accrued and unpaid interest from, and including, October 15, 2021 to, but excluding, the redemption date of March 18, 2022. As of September 30, 2022, the aggregate principal amount of the outstanding Senior Secured Notes was $243.0 million.
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
    The ABL Facility matures on the earlier of September 30, 2025 or 91 days prior to the maturity of the Convertible Notes, at which time all outstanding amounts under the ABL Facility will be due and payable. The maximum availability under our ABL Facility is $100.0 million; however, the borrowing base under the ABL fluctuates from month-to-month depending on the amount of eligible accounts receivable, inventory, and real estate. As of September 30, 2022, the amount available under our ABL Facility was $94.5 million, and the ABL Facility remains undrawn.
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
    The ABL Facility contains a minimum Fixed Charge Coverage Ratio of 1.00 to 1.00 that is tested when excess availability under the ABL is less than the greater of (i) 10.0% of the Loan Cap (the lesser of (a) the aggregate commitments under the ABL Facility and (b) the aggregate borrowing base) and (ii) $7.5 million. As of September 30, 2022, the Company is compliant with the ABL Facility covenants.
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
    On September 30, 2020, the Company terminated the Credit Agreement. The Company repaid the outstanding Term Facility balance of $265.5 million and accrued interest of $2.0 million with proceeds received from the issuance of the Senior Secured Notes (defined above) and wrote off approximately $3.8 million of previously recorded debt issuance costs, which resulted in a $3.8 million loss on extinguishment of debt, recorded as interest expense within the Consolidated Statements of Operations.
10. FAIR VALUE
Assets/Liabilities Measured at Fair Value on a Recurring Basis
    The fair values of certain of the Company’s financial instruments, including bank deposits included in cash and cash equivalents, accounts receivable, net and accounts payable, approximate their fair values due to their short maturities. As of September 30, 2022, the fair value of the Company's Convertible Notes and Senior Secured Notes, as defined in Note 9, Borrowings and measured using Level 1 inputs, were $250.2 million and $241.3 million, respectively. As of October 1, 2021, the fair values of the Company's Convertible Notes and Senior Secured Notes, measured using Level 1 inputs, were $296.3 million and $304.8 million, respectively. The Company has elected to use the income approach to value its derivative instruments using standard valuation techniques and Level 2 inputs, such as currency spot rates, forward points and credit default swap spreads. There were no financial assets or liabilities measured on a recurring basis using significant unobservable inputs (Level 3) and there were no transfers in or out of Level 1, 2 or 3 during fiscal year 2022.
    In the tables below, the Company has segregated all assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

	Fair Value Measurements at September 30, 2022
(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$—	$36.6	$—	$36.6
Commercial paper	—	5.9	—	5.9
Corporate notes/bonds	—	3.6	—	3.6
Government agencies	—	0.3	—	0.3
US Treasury bills	—	10.2	—	10.2
Derivative assets	—	7.5	—	7.5
Marketable equity securities	2.5	—	—	2.5
Total assets measured at fair value	$2.5	$64.1	$—	$66.6

Liabilities:
Derivative liabilities	$—	$0.3	$—	$0.3
Total liabilities measured at fair value	$—	$0.3	$—	$0.3
    At October 1, 2021, the Company determined the following levels of inputs for the following assets or liabilities:

	Fair Value Measurements at October 1, 2021
(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$—	$88.2	$—	$88.2
Derivative assets	—	1.2	—	1.2
Total assets measured at fair value	$—	$89.4	$—	$89.4

Liabilities:
Derivative liabilities	$—	$2.4	$—	$2.4
Total liabilities measured at fair value	$—	$2.4	$—	$2.4
    The Company holds assets under its deferred compensation plan which total $5.4 million as of September 30, 2022.

Marketable Debt Securities
    The following is a summary of marketable debt securities, which are included within the cash and cash equivalents, prepaid expenses and other current assets, and other assets balances on the Consolidated Balance Sheets.

	September 30, 2022
(In millions)	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$5.9	$—	$—	$5.9
Corporate notes/bonds	3.7	—	(0.1)	3.6
US Treasury bills	10.2	—	—	10.2
Government agencies	0.3	—	—	0.3
Total marketable debt securities	$20.1	$—	$(0.1)	$20.0
    On October 1, 2021, the Company did not hold any marketable debt securities.
    The contractual maturities of marketable debt securities as of September 30, 2022, are shown in the table below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	September 30, 2022
(In millions)	Amortized Costs	Fair Value
Contractual maturities:
Due within one year	$17.8	$17.7
Due after one year through five years	2.3	2.3
Total marketable debt securities	$20.1	$20.0
    During the twelve months ended September 30, 2022, there were no gross realized gains or losses from the sale of certain marketable debt securities that were reclassified out of accumulated other comprehensive income.
    The following table summarizes the balance sheet locations for marketable debt securities:

	September 30, 2022
(In millions)	Commercial paper	Corporate notes/bonds	Government agencies	Treasury Bills	Total
Cash and cash equivalents	$—	$—	$—	$3.3	$3.3
Prepaid expenses and other current assets	5.9	1.9	0.3	6.4	14.5
Other assets	—	1.7	—	0.5	2.2
Total marketable debt securities	$5.9	$3.6	$0.3	$10.2	$20.0

11. GOODWILL AND INTANGIBLE ASSETS
    The following table reflects goodwill by reportable segment:

(In millions)	Medical	Industrial	Total
Balance at October 1, 2021	$173.9	$118.3	$292.2
Foreign currency translation adjustments	(4.5)	(3.2)	(7.7)
Balance at September 30, 2022	$169.4	$115.1	$284.5

    The following table reflects the gross carrying amount and accumulated amortization of the Company’s finite-lived intangible assets included in other assets in the Consolidated Balance Sheets:

	September 30, 2022			October 1, 2021
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired existing technology	$70.0	$(49.9)	$20.1	$74.2	$(45.5)	$28.7
Patents, licenses and other	12.3	(11.6)	0.7	12.8	(10.9)	1.9
Customer contracts and supplier relationship	49.6	(36.8)	12.8	51.1	(31.0)	20.1
Total intangible assets	$131.9	$(98.3)	$33.6	$138.1	$(87.4)	$50.7
    Amortization expense for intangible assets was $14.6 million, $16.8 million and $17.2 million in fiscal years 2022, 2021 and 2020, respectively. The Company recognized intangible asset impairment charges of $0.0 million, $0.0 million, and $2.8 million in fiscal years 2022, 2021, and 2020, respectively, which are included in the Consolidated Statements of Operations under impairment of intangible assets. These impairment charges related primarily to the Company's Medical reporting segment.
    As of September 30, 2022, the estimated future amortization expense of intangible assets with finite lives is as follows:

(In millions)
Fiscal years:
2023	$12.9
2024	8.7
2025	2.6
2026	2.5
2027	2.4
Thereafter	4.5
Total	$33.6
12. COMMITMENTS AND CONTINGENCIES
Lease Commitments
    See Note 3, Leases, included in this report, for additional information about the Company's lease commitments.
Purchase Agreement With Supplier
    During fiscal year 2020, Varex entered into a purchase agreement with a supplier to acquire certain equipment and intellectual property from the supplier that is utilized to manufacture X-ray cables utilized in Varex's products. As of September 30, 2022, transfer of the underlying equipment has been completed and installation and calibration is underway. All activities related to this asset purchase are expected to be completed during the 2023 fiscal year. Total consideration to be paid by Varex for the acquired assets is expected to be ¥1,084.7 million, subject to potential decreases for costs incurred by the Company. On April 14, 2022, we entered into a foreign currency hedge related to this Japanese Yen payment, which is expected to fix the purchase price of these assets at approximately $7.9 million. As of September 30, 2022, the Company has made payments totaling $5.4 million and estimates that our remaining cash payments to be made total $2.5 million.
Other Commitments
    See Note 4, Related-Party Transactions, included in this report, for additional information about the Company’s commitments to dpiX.
    See Note 13, Noncontrolling Interests, included in this report, for additional information about the Company’s commitment to the noncontrolling shareholders of MeVis.
    The Company has an environmental liability of approximately $1.6 million as of September 30, 2022.
    In the fourth quarter of fiscal year 2022, the Company entered into several agreements with a third-party company, whose stock is publicly traded on a foreign exchange. Under these agreements, the Company will make certain milestone payments of up to

$5 million upon achievement of specified milestones. During fiscal year 2022, the first of these milestones was achieved and the Company paid $1 million to the third party company, which was recorded in research and development in the Consolidated Statements of Operations. The remaining milestones are expected to be achieved in fiscal year 2023.
    In addition, the Company agreed to acquire, through two separate purchases, a fixed number of shares for consideration of approximately $5 million, representing 9.9% of the shares of the third-party company outstanding on the date the agreements were signed. The Company completed the acquisition of the first tranche of shares during fiscal year 2022 for approximately $2.4 million. The Company has recorded this investment as marketable equity securities, which is included in other assets on the Consolidated Balance Sheet. Refer to Note 1, Summary of Significant Accounting Policies, and Note 10, Fair Value. The second tranche of the investment is subject to foreign regulatory approval and, if approved, is expected to be completed in fiscal year 2023.
 Contingencies
    The Company did not have any material contingent liabilities as of September 30, 2022 and October 1, 2021. Legal expenses are expensed as incurred.
13. NONCONTROLLING INTERESTS
    In April 2019, a subsidiary of Varex acquired 98.2% of the outstanding shares of common stock of Direct Conversion. In April 2021, the Company acquired all of the remaining shares representing the noncontrolling interests in Direct Conversion such that the Company now owns 100% of the outstanding shares of common stock of Direct Conversion. As a result, the Company consolidates Direct Conversion's operations in its consolidated financial statements and no longer records any noncontrolling interest in the equity section of the Company's Consolidated Balance Sheets related to Direct Conversion
    In September 2018, the Company entered into a partnership in Saudi Arabia. The Company has majority voting rights with an approximate 75% interest. Accordingly, the Company has consolidated the operations of the Saudi Arabia partnership in the Company's consolidated financial statements and recorded the noncontrolling interests. The noncontrolling interest related to the partner’s 25% interest in the joint venture is included in noncontrolling interests in the equity section of the Company’s Consolidated Balance Sheets. Income representing the noncontrolling partner's share of income from operations is included in the Company's Consolidated Statements of Operations.
    In April 2015, the Company completed the acquisition of 73.5% of the then outstanding shares of MeVis Medical Solutions AG (“MeVis”), a public company based in Bremen, Germany that provides image processing software and services for cancer screening. In August 2015, the Company, through one of its German subsidiaries, entered into a domination and profit and loss transfer agreement (the “DPLTA”) with MeVis. In October 2015, the DPLTA became effective upon its registration at the local court of Bremen, Germany. Under the DPLTA, MeVis subordinates its management to the Company and undertakes to transfer all of its annual profits and losses to the Company. In return, the DPLTA grants the noncontrolling shareholders of MeVis: (1) an annual recurring net compensation of €0.95 per MeVis share starting from January 1, 2015 and (2) a put right for their MeVis shares at €19.77 per MeVis share. During fiscal year 2018, an immaterial number of MeVis’ shares were purchased under the put right. During the fourth quarter of fiscal year 2020, the put right granted to the noncontrolling shareholders of MeVis under the DPLTA expired unexercised, which resulted in the redeemable noncontrolling interests being reclassified to permanent equity as noncontrolling interest in the Consolidated Balance Sheet. As of September 30, 2022, noncontrolling shareholders together held approximately 0.5 million shares of MeVis, representing 26.3% of the outstanding shares.
    Changes in noncontrolling interests and redeemable noncontrolling interests were as follows:

	Fiscal Years
	2022	2021
(In millions)	Noncontrolling Interests	Noncontrolling Interest
Balance at beginning of period	$13.2	$14.1
Net income attributable to noncontrolling interests	0.5	0.5
Other, including foreign currency remeasurement	(0.4)	(1.4)
Balance at end of period	$13.3	$13.2

14. EMPLOYEE STOCK PLANS
Employee Stock Plans
    Certain of the Company's employees participate in the Varex Imaging Corporation 2020 Omnibus Stock Plan (the “2020 Stock Plan”), the 2017 Omnibus Stock Plan (the “2017 Stock Plan”), and the Varex Imaging Corporation 2017 Employee Stock Purchase Plan (the “2017 ESPP”) which allow the grants of stock options, restricted stock units and performance shares among other types of awards to eligible employees.
    In January 2017, Varex stockholders approved the 2017 ESPP, which provides eligible employees with an opportunity to purchase shares of Varex common stock at 85% of the lower of its fair market value at the start and end of a six-month purchase period. During the fiscal year 2022, the Company's Board of Directors approved an increase in the number of shares available for issuance under the 2017 ESPP of 0.8 million shares. As of September 30, 2022 the 2017 ESPP provides for the purchase of up to 1.8 million shares of Varex common stock.
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
    The table below summarizes the effect of recording share-based compensation expense and for the option component of the employee stock purchase plan shares:

	Fiscal Year
(In millions)	2022	2021	2020
Cost of revenues	$1.6	$1.4	$1.1
Research and development	3.1	3.0	2.5
Selling, general and administrative	9.3	9.5	9.8
Total share-based compensation expense	$14.0	$13.9	$13.4
    The unrecognized share-based compensation cost as of September 30, 2022 was $23.2 million, and is expected to be recognized over a weighted average period of 2.5 fiscal years. As of September 30, 2022, there were approximately 3.2 million and 0.8 million shares of common stock available for future issuances under the 2020 Stock Plan and the 2017 ESPP, respectively.
    The Company utilized the Black-Scholes valuation model for estimating the fair value of stock options granted and the option component of ESPP grants. The Company calculated the fair value of option grants and option component of ESPP grants on the respective dates of grant using the following weighted average assumptions:

	Employee Stock Option Plan			Employee Stock Purchase Plans
	Fiscal Year			Fiscal Year
	2022	2021	2020	2022	2021	2020
Expected term (in years)	7.0	7.0	6.1	0.4	0.5	0.5
Risk-free interest rate	1.4%	1.0%	1.1%	1.6%	0.1%	0.9%
Expected volatility	42.7%	41.5%	36.9%	33.6%	68.4%	50.0%
Expected dividend	—%	—%	—%	—%	—%	—%
Weighted average fair value at grant date	$12.07	$9.37	$7.53	$5.41	$5.90	$7.94
    Option valuation methods, including Black-Scholes, require the input of subjective assumptions, which are discussed below.
Risk-Free Interest Rate
    The interest rates used are based on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award.
Expected Term
    Options granted generally vest over a period of 36 to 48 months and expire 7 to 10 years from date of grant. Employee stock purchase plan offering periods are typically 6 months and provides eligible employees with an opportunity to purchase shares of Varex common stock at 85% of the lower of its fair market value at the start or end of a six-month purchase period. The Company has elected to use the simplified method in calculating the expected term of its options due to a lack of sufficient historical information.
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
Stock Option Activity
    The following table summarizes the activity for stock options under Varex’s employee incentive plans for the Company’s employees:

(In thousands, except per share amounts and the remaining term)	Options	Price range	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (1)
Outstanding at October 1, 2021	2,811	$13.61 - $37.60	$28.69	4.7	$5,161.0
Granted	319	$30.95 - $30.95	$30.95
Canceled, expired or forfeited	(90)	$25.17 - $31.42	$30.22
Exercised	(138)	$13.61 - $30.74	$27.11
Outstanding at September 30, 2022	2,902	$13.61 - $37.60	$28.97	4.5	$1,361.4
Exercisable at September 30, 2022	2,085	$13.61 - $37.60	$29.81	3.1	$666.1
(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and the closing price of Varex common stock of $21.14 as of September 30, 2022, the last trading date of the Company's respective fiscal years, and which represents the amount that would have been received by the option holders had all option holders exercised their options and sold the shares received upon exercise as of that date.
    The grant-date fair value of options granted during fiscal years 2022, 2021 and 2020 was $3.9 million, $3.7 million and $4.4 million, respectively. The total intrinsic value of the options exercised during the years ended September 30, 2022, October 1, 2021 and October 2, 2020 was $0.5 million, $0.0 million and $0.4 million, respectively.
Restricted Stock Units, Restricted Stock Awards and Deferred Stock Units
    The following table summarizes the activity for restricted stock units, restricted stock awards and deferred stock units under the 2020 Stock Plan:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at October 1, 2021	1,080	$23.25
Granted	392	27.53
Vested	(364)	24.83
Canceled, expired or forfeited	(63)	22.31
Balance at September 30, 2022	1,045	$24.35
    The total grant-date fair value of shares granted was $10.8 million, $8.9 million and $11.9 million for fiscal years 2022, 2021 and 2020, respectively. Shares outstanding at September 30, 2022, October 1, 2021 and October 2, 2020 had an estimated market value of $22.1 million, $30.9 million and $11.8 million, respectively.

15. TAXES ON INCOME
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
    Income tax expense (benefit) was as follows:

	Fiscal Years
(In millions)	2022	2021	2020
Current income tax expense (benefit)
Federal	$3.7	$5.4	$(16.3)
State and local	0.2	1.4	(1.4)
Foreign	10.3	6.8	5.7
Total current	$14.2	$13.6	$(12.0)
Deferred income tax expense (benefit):
Federal	$0.4	$1.8	$(1.7)
State and local	(0.9)	(1.3)	0.6
Foreign	—	(3.4)	(2.1)
Total deferred	$(0.5)	$(2.9)	$(3.2)
Income tax expense (benefit)	$13.7	$10.7	$(15.2)
    Income (loss) before taxes are generated from the following geographic areas:

	Fiscal Years
(In millions)	2022	2021	2020
United States	$16.4	$(4.1)	$(74.1)
Foreign	28.1	32.7	1.5
Income (loss) before taxes	$44.5	$28.6	$(72.6)
    The effective tax rate differs from the U.S. federal statutory tax rate as a result of the following:

	Fiscal Years
	2022	2021	2020
Federal statutory income tax rate	21.0%	21.0%	21.0%
State and local taxes, net of federal tax benefit	(1.4)	0.3	1.0
Statutory rate change impact on prior year deferreds	1.1	—	—
Return to provision	(2.1)	4.2	2.8
Research and development credit	(0.9)	(4.2)	3.7
Prior year research and development credit	—	(0.3)	—
Foreign rate difference	6.5	1.7	(0.4)
Foreign research innovation box	—	(3.8)	—
Change in valuation allowance	6.3	8.4	(11.0)
U.S. tax reform - international provisions	(4.6)	(0.7)	—
U.S. net operating loss carryback	—	5.2	5.6
Other	4.9	5.6	(1.8)
Effective tax rate	30.8%	37.4%	20.9%
    During fiscal year 2022, the Company's effective tax rate varied from the U.S. federal statutory rate of 21% primarily due to the unfavorable impact of profit in foreign jurisdictions with statutory tax rates greater than 21% and also U.S. deferred tax attributes and losses in certain foreign jurisdictions for which a valuation allowance is provided. These unfavorable items are partially offset by the favorable impact of U.S. tax reform international provisions, return to provision adjustments, and R&D tax credits.

    During fiscal year 2021, the Company’s effective tax rate varied from the U.S. federal statutory rate of 21% primarily because of the unfavorable impact of U.S. deferred tax attributes and losses in certain foreign jurisdictions for which a valuation allowance is provided and a reduction in benefit for U.S. net operating losses carried back to prior years. These unfavorable items are partially offset by the favorable impact of R&D tax credits and U.S. tax reform international provisions.
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
    The Company has estimated its fiscal year 2022 GILTI (global intangible low-taxed income), BEAT (base-erosion anti-abuse tax), FDII (foreign-derived intangible income), limitations on interest expense deductions, and other components of U.S. tax reform, and have included these amounts in the calculation of the fiscal year 2022 tax provision. The Company has made an accounting policy election, as allowed by the SEC and FASB, to recognize the impact of GILTI as a period cost if and when incurred.
    Significant components of deferred tax assets and liabilities are as follows:

(In millions)	September 30, 2022	October 1, 2021 (1)
Deferred tax assets:
Inventory adjustments	$6.4	$4.9
Share-based compensation	6.3	5.5
Product warranty	1.4	1.8
Unrealized exchange gain	2.6	1.7
Deferred compensation	1.3	1.6
Net operating loss carryforwards	19.7	25.7
Accrued vacation	0.9	1.0
Accrued incentives	2.8	4.2
Credit carryforwards	2.5	3.3
Deferred financing fees	2.4	3.0
Interest expense limitation	3.9	4.3
Capitalized interest	0.9	—
Lease liabilities	5.4	6.8
Other	2.5	4.7
	$59.0	$68.5
Valuation allowance	(32.2)	(30.2)
Total deferred tax assets	$26.8	$38.3
Deferred tax liabilities:
Acquired intangibles	$(7.9)	$(13.9)
Property, plant and equipment	(8.8)	(13.0)
Investments in privately held companies	(1.4)	(1.8)
Operating lease assets	(5.6)	(6.5)
Other	(1.3)	(1.3)
Total deferred tax liabilities	(25.0)	(36.5)
Net deferred tax assets	$1.8	$1.8
Reported As:
Deferred tax assets	$26.8	$38.3
Deferred tax liabilities	(25.0)	(36.5)
Net deferred tax assets (liabilities)	$1.8	$1.8
(1) Certain prior year amounts have been reclassified to conform to current year presentation.

    The Company is maintaining its reinvestment assertion with respect to foreign earnings for the year ended September 30, 2022, which is that all earnings prior to fiscal year 2018 are permanently reinvested for all countries, and that all earnings for Direct Conversion, located primarily in Sweden and Finland, are also indefinitely reinvested in those countries, but post fiscal year 2017 earnings in all other countries are not permanently reinvested. Due to the level of earnings available for repatriation, the treaty benefits applicable to jurisdictions in which those earnings are located, and the now favorable U.S. tax treatment of repatriated foreign earnings, the amount of deferred tax liability recorded related to the potential repatriation is approximately $0.1 million. This estimated liability is for U.S. state income taxes and foreign withholding taxes that would apply if the foreign earnings were repatriated in the form of a dividend.
    As of September 30, 2022, the Company had foreign net operating loss carryforwards ("NOL") of approximately $19.3 million with $0.9 million expiring between 2022 and 2033 and $18.4 million carried forward indefinitely. During fiscal year 2022, the Company received cash tax refunds related to NOL carryback claims for U.S. losses incurred during fiscal year 2020.
    The valuation allowance relates primarily to net operating losses in certain foreign jurisdictions, limitations on interest expense deductions, and other deferred tax attributes where, based on the weight of available evidence, it is more likely than not that the tax benefit will not be realized. The valuation allowance increased by $2.0 million during fiscal year 2022 and increased by $1.5 million during fiscal year 2021. The increase during the current year was primarily related to other U.S. deferred tax attributes.
    Changes in the Company's valuation allowance for deferred tax assets were as follows:

	Fiscal Years
(In millions)	2022	2021	2020
Valuation allowance balance–beginning of fiscal year	$30.2	$28.7	$18.8
Other increases	6.9	5.4	10.2
Other decreases	(4.9)	(3.9)	(0.3)
Valuation allowance balance—end of fiscal year	$32.2	$30.2	$28.7
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
    Changes in the Company’s unrecognized tax benefits were as follows:

	Fiscal Years
(In millions)	2022	2021
Unrecognized tax benefits balance–beginning of fiscal year	$1.1	$0.8
Additions based on tax positions related to a prior year	0.1	0.4
Additions based on tax positions related to the current year	—	0.1
Reductions resulting from the expiration of the applicable statute of limitations	—	(0.2)
Unrecognized tax benefits balance—end of fiscal year	$1.2	$1.1
    As of September 30, 2022 and October 1, 2021, the total amount of gross unrecognized tax benefits was $1.2 million and $1.1 million, respectively, all of which would affect the effective tax rate if recognized.
    The Company includes interest and penalties related to income taxes within income tax expense (benefit) on the Consolidated Statements of Operations. For the year ended September 30, 2022, $0.2 million interest and penalties have been included for this period. For the year ended October 1, 2021, $0.2 million interest and penalties have been included for this period. For the year ended October 2, 2020, $0.1 million interest and penalties have been included for this period.
    The Company files U.S. federal and state income tax returns and non-U.S. income tax returns in various jurisdictions. All of these returns are subject to examination by their respective taxing jurisdictions from the date of filing through each applicable statute of limitation period. Other periods for entities acquired are still open and subject to examination. Generally, periods prior to 2012 are no longer subject to examination.

    During fiscal year 2021, the New York Department of Finance and Taxation and the Utah State Tax Commission commenced examinations of Varex’s tax returns for the years 2017, 2018, and 2019, which remain open as of September 30, 2022. The Swedish Tax Agency commenced an examination of Direct Conversion’s tax returns for the fiscal year 2019 in fiscal year 2022 and closed the examination with no adjustments. Although the outcome of tax audits are uncertain, based on currently available information, the Company believes the outcomes will not have a material adverse effect on the Company’s financial position.
16. SEGMENT INFORMATION
    The Company has two reportable operating segments: Medical and Industrial, which aligns with how its Chief Executive Officer ("CEO"), who is the Company's Chief Operating Decision Maker (“CODM”), reviews the Company’s performance. The segments align the Company’s products and service offerings with customer use in medical and industrial markets and are consistent with how the Company’s CEO evaluates the business for the allocation of resources. The CODM allocates resources to and evaluates the financial performance of each operating segment primarily based on revenues and gross profit. The operating and reportable segment structure provides alignment between business strategies and operating results.
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
    Information related to the Company’s segments is as follows:

	Fiscal Year
(In millions)	2022	2021	2020
Revenues
Medical	$674.7	$643.8	$584.5
Industrial	184.7	174.3	153.8
Total revenues	859.4	818.1	738.3
Gross profit
Medical	210.5	203.2	136.4
Industrial	73.0	68.3	53.8
Total gross profit	283.5	271.5	190.2
Total operating expenses	195.3	197.4	223.9
Interest and other expense, net	(43.7)	(45.5)	(38.9)
Income (loss) before taxes	44.5	28.6	(72.6)
Income tax expense (benefit)	13.7	10.7	(15.2)
Net income (loss)	30.8	17.9	(57.4)
Less: Net income attributable to noncontrolling interests	0.5	0.5	0.5
Net income (loss) attributable to Varex	$30.3	$17.4	$(57.9)
    The Company does not disclose total assets by segment as this information is not provided to the CODM.

Geographic Information

	Revenues			Long-Lived Assets
	Fiscal Years			Fiscal Years
(In millions)	2022	2021	2020	2022	2021
Americas	$273.3	$268.5	$255.0	$99.8	$105.4
EMEA	280.8	276.3	231.5	23.2	23.9
APAC	305.3	273.3	251.8	18.3	10.9
Total company	$859.4	$818.1	$738.3	$141.3	$140.2
    Revenue in the United States of America was $263.7 million, $262.3 million and $249.8 million in fiscal years 2022, 2021 and 2020, respectively.
    The Company operates various manufacturing and marketing operations outside the United States. Americas includes North and South America. EMEA includes Europe, Russia, the Middle East, India and Africa. APAC includes Asia and Australia. Revenues by region are based on the known final destination of products sold.
17. EMPLOYEE BENEFIT PLANS
    Varex’s 401(k) plan is intended to be qualified under Section 401(a) of the Code with the 401(k) plan’s related trust intended to be tax exempt under Section 501(a) of the Code and intended for all full-time employees in the United States. This plan allows employees to contribute a portion of their pretax salary up to the maximum dollar limitation prescribed by the Internal Revenue Service. The Company made matching contributions to the plan totaling $4.4 million, $2.8 million and $4.4 million in fiscal years 2022, 2021 and 2020, respectively.
    The Company also maintains defined benefit plans for certain employees located outside the US. The net pension liability is included in other long-term liabilities on the Company's Consolidated Balance Sheets and totaled $3.3 million and $5.9 million as of September 30, 2022 and October 1, 2021, respectively. The Company’s net periodic benefit costs for the Company’s defined benefit plans were not material for fiscal years 2022, 2021, and 2020.
18. ACCUMULATED OTHER COMPREHENSIVE INCOME
    The following tables present the changes in the accumulated balances for each component of other comprehensive income (loss):

(In millions)	Unrealized (Loss) Gain on Derivative Financial Instruments	Unrealized (Loss) Gain on Defined Benefit Obligations	CTA, Including Impact of Net Investment Hedge	Unrealized Loss on Available-for-Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance at October 2, 2020	$—	$(0.7)	$1.5	$—	$0.8
Other comprehensive loss before reclassifications	—	(0.1)	(0.3)	—	(0.4)
Income tax impact	—	—	0.1	—	0.1
Foreign currency translation adjustment	—	—	(0.5)	—	(0.5)
Balance at October 1, 2021	$—	$(0.8)	$0.8	$—	$—
Other comprehensive (loss) income before reclassifications	(0.8)	2.0	8.7	(0.1)	9.8
Income tax impact	0.2	(0.6)	(0.4)	—	(0.8)
Foreign currency translation adjustment	—	—	(8.9)	$—	(8.9)
Balance at September 30, 2022	$(0.6)	$0.6	$0.2	$(0.1)	$0.1