Form 10-Q
period 2022-12-30
Varex Imaging Corp
filed 2023-01-31
CIK 1681622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2022
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of January 26, 2023, there were 40.1 million shares of the registrant’s common stock outstanding.

VAREX IMAGING CORPORATION
FORM 10-Q
For the Quarter Ended December 30, 2022

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
(In millions, except per share amounts)	December 30, 2022	December 31, 2021
Revenues, net	$205.6	$198.8
Cost of revenues	142.3	134.0
Gross profit	63.3	64.8
Operating expenses:
Research and development	20.0	17.7
Selling, general and administrative	30.3	33.1
Total operating expenses	50.3	50.8
Operating income	13.0	14.0
Interest income	0.5	—
Interest expense	(7.5)	(9.9)
Other expense, net	(0.6)	(0.8)
Interest and other expense, net	(7.6)	(10.7)
Income before taxes	5.4	3.3
Income tax expense	2.2	1.7
Net income	3.2	1.6
Less: Net income attributable to noncontrolling interests	0.1	0.2
Net income attributable to Varex	$3.1	$1.4
Net income per common share attributable to Varex
Basic	$0.08	$0.04
Diluted	$0.08	$0.03
Weighted average common shares outstanding
Basic	40.1	39.5
Diluted	40.6	43.9
See accompanying Notes to the Condensed Consolidated Financial Statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
(In millions)	December 30, 2022	December 31, 2021
Net income	$3.2	$1.6
Other comprehensive loss
Foreign currency translation adjustments	—	(0.5)
Total comprehensive income	3.2	1.1
Less: Comprehensive income attributable to noncontrolling interests	0.1	0.2
Comprehensive income attributable to Varex	$3.1	$0.9
 See accompanying Notes to the Condensed Consolidated Financial Statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share and per share amounts)	December 30, 2022	September 30, 2022
Assets
Current assets:
Cash and cash equivalents	$81.5	$89.4
Accounts receivable, net of allowance for credit losses of $0.4 million and $0.6 million at December 30, 2022 and September 30, 2022, respectively	157.9	173.3
Inventories	320.3	303.2
Prepaid expenses and other current assets	47.6	44.0
Total current assets	607.3	609.9
Property, plant, and equipment, net	142.9	141.3
Goodwill	288.2	284.5
Intangible assets, net	31.7	33.6
Investments in privately-held companies	47.8	46.4
Deferred tax assets	1.9	2.3
Operating lease assets	22.1	23.2
Other assets	39.0	43.2
Total assets	$1,180.9	$1,184.4
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$86.2	$78.2
Accrued liabilities and other current liabilities	56.0	81.4
Current operating lease liabilities	3.9	4.0
Current maturities of long-term debt	2.1	2.1
Deferred revenues	9.2	7.4
Total current liabilities	157.4	173.1
Long-term debt, net	440.8	412.3
Deferred tax liabilities	—	0.5
Operating lease liabilities	17.9	18.0
Other long-term liabilities	39.8	33.8
Total liabilities	655.9	637.7
Stockholders' equity:
Preferred stock, $.01 par value: 20,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value: 150,000,000 shares authorized
Shares issued and outstanding: 40,087,100 and 40,085,126 at December 30, 2022 and September 30, 2022, respectively	0.4	0.4
Additional paid-in capital	437.9	469.1
Accumulated other comprehensive income	0.1	0.1
Retained earnings	73.3	63.8
Total Varex stockholders' equity	511.7	533.4
Noncontrolling interests	13.3	13.3
Total stockholders' equity	525.0	546.7
Total liabilities and stockholders' equity	$1,180.9	$1,184.4
See accompanying Notes to the Condensed Consolidated Financial Statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended December 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Varex Equity	Noncontrolling Interests	Total Stockholders' Equity

(In millions)	Shares	Amount
September 30, 2022	40.1	$0.4	$469.1	$0.1	$63.8	$533.4	$13.3	$546.7
Cumulative effect of accounting change	—	—	(34.6)	—	6.5	(28.1)	—	(28.1)
Net income	—	—	—	—	3.1	3.1	0.1	3.2
Share-based compensation	—	—	3.3	—	—	3.3	—	3.3
Other	—	—	0.1	—	(0.1)	—	(0.1)	(0.1)
December 30, 2022	40.1	$0.4	$437.9	$0.1	$73.3	$511.7	$13.3	$525.0

	Three Months Ended December 31, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Varex Equity	Noncontrolling Interests	Total Stockholders' Equity

(In millions)	Shares	Amount
October 1, 2021	39.4	$0.4	$449.4	$—	$33.5	$483.3	$13.2	$496.5
Net income	—	—	—	—	1.4	1.4	0.2	1.6
Exercise of stock options	0.1	—	3.5	—	—	3.5	—	3.5
Common stock issued under employee stock purchase plan	0.1	—	1.7	—	—	1.7	—	1.7
Share-based compensation	—	—	3.4	—	—	3.4	—	3.4
Foreign currency translation adjustments	—	—	—	(0.5)	—	(0.5)	—	(0.5)
Other	—	—	—	—	—	—	(0.1)	(0.1)
December 31, 2021	39.6	$0.4	$458.0	$(0.5)	$34.9	$492.8	$13.3	$506.1
See accompanying Notes to the Condensed Consolidated Financial Statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In millions)	December 30, 2022	December 31, 2021
Cash flows from operating activities:
Net income	$3.2	$1.6
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Share-based compensation expense	3.3	3.4
Depreciation	4.6	4.8
Amortization of intangible assets	3.4	3.8
Deferred taxes	(0.2)	0.2
(Income) loss from equity method investments	(1.3)	0.5
Amortization of deferred loan costs	0.6	2.6
Inventory write-down	2.0	0.4
Loss on operating lease abandonment	—	1.9
Other, net	—	1.1
Changes in assets and liabilities:
Accounts receivable	15.6	28.4
Inventories	(18.8)	(23.8)
Prepaid expenses and other assets	(0.4)	3.4
Accounts payable	8.0	13.5
Accrued liabilities and other current and long-term liabilities	(25.4)	(30.5)
Deferred revenues	1.7	(0.5)
Net cash (used in) provided by operating activities	(3.7)	10.8
Cash flows from investing activities:
Purchases of property, plant and equipment	(5.5)	(4.1)
Loss on settlement of cash flow hedge	(0.3)	—
Proceeds from maturities of marketable debt securities	4.0	—
Purchase of marketable debt securities	(6.3)	—
Purchase of marketable equity securities	(2.7)	—
Settlement of net investment hedge	7.0	—
Proceeds from sales of business and assets	—	1.7
Other, net	0.1	(0.2)
Net cash used in investing activities	(3.7)	(2.6)
Cash flows from financing activities:
Repayments of borrowing under credit agreements	(0.5)	(0.3)
Proceeds from exercise of stock options	—	3.5
Proceeds from shares issued under employee stock purchase plan	—	1.7
Other, net	0.1	0.1
Net cash (used in) provided by financing activities	(0.4)	5.0
Effects of exchange rate changes on cash and cash equivalents and restricted cash	—	(0.1)
Net (decrease) increase in cash and cash equivalents and restricted cash	(7.8)	13.1
Cash and cash equivalents and restricted cash at beginning of period	90.6	146.1
Cash and cash equivalents and restricted cash at end of period	$82.8	$159.2
Supplemental cash flow information:
Cash paid for interest	$13.7	$14.8
Income taxes paid, net of refunds	4.5	0.4
Supplemental non-cash activities:
Purchases of property, plant and equipment financed through accounts payable	$2.0	$0.8
See accompanying Notes to the Condensed Consolidated Financial Statements.

VAREX IMAGING CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
    Varex Imaging Corporation (the “Company” or “Varex”) designs, manufactures, sells and services a broad range of medical products, which include X-ray imaging components including X-ray tubes, digital detectors and accessories, ionization chambers and buckys, high voltage connectors, image processing software and workstations, 3D reconstruction software, computer-aided diagnostic software, collimators, automatic exposure control devices, generators, and heat exchangers. The Company sells its products to imaging system original equipment manufacturer (“OEM”) customers for incorporation into new medical diagnostic, radiation therapy, dental, and veterinary equipment, as well as to independent service companies and distributors, and directly to end-users for replacement purposes.
    The Company also designs, manufactures, sells and services industrial products, which include Linatron® X-ray linear accelerators, digital detectors, high voltage connectors, coolers, imaging processing software and image detection products for security and inspection purposes, such as cargo screening at ports and borders and nondestructive examination in a variety of applications. The Company generally sells security and inspection products to OEM customers who incorporate Varex’s products into their inspection or irradiation systems and processes. The Company conducts an active research and development program to focus on new technology and applications in both the medical and industrial X-ray imaging markets.
Basis of Presentation
    The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these condensed consolidated financial statements include all adjustments necessary for a fair presentation of the results for the interim periods. The Company has consolidated all of its majority owned subsidiaries and entities over which it has control. All intercompany balances and transactions have been eliminated as part of the consolidation.
    These condensed consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended 2022 included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on November 18, 2022. The Company considers events or transactions that occur after the balance sheet date, but before the financial statements are issued, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosures. Except for the change in certain policies upon adoption of the accounting standard described below, there have been no material changes to the Company's significant accounting policies, compared to the accounting policies described in Note 1, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for fiscal year 2022.
Reclassification of Prior Period Presentation
    Certain prior period amounts in the notes to the condensed consolidated financial statements have had a change in presentation to conform to current period presentation. This change does not affect previously reported results.
Segment Reporting
    The Company has two reportable operating segments; (i) Medical and (ii) Industrial, which aligns with how its Chief Executive Officer, who is the Company's Chief Operating Decision Maker (“CODM”), reviews the Company’s performance. See Note 15, Segment Information, for further information on the Company’s segments.
Fiscal Year
    The fiscal years of the Company as reported are the 52 or 53-week period ending on the Friday nearest September 30. Fiscal year 2023 is the 52-week period ending September 29, 2023. Fiscal year 2022 was the 52-week period that ended on September 30, 2022. The fiscal quarters ended December 30, 2022 and December 31, 2021 were both 13-week periods.

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
Impact of COVID-19
    The coronavirus (“COVID-19”) pandemic, the COVID-19 variants, uneven vaccination rates across the globe, and the mitigation efforts by governments to control its spread have created uncertainties and disruptions in the economic and financial markets. While the impacts of COVID-19 on the Company's business have lessened, the extent to which COVID-19 will continue to impact the Company’s business and financial results depends on numerous evolving factors including: the magnitude and duration of COVID-19, the extent to which it will continue to impact worldwide macroeconomic conditions, including supply chain disruptions, interest rates, unemployment rates, the speed of the economic recovery, and governmental and business reactions to the pandemic. The Company has experienced continuing supply chain disruptions and other issues that are at least partially related to the ongoing COVID-19 pandemic. In addition, while the Company has from time to time taken significant precautions to maintain employee safety, such as implementing mask requirements, encouraging vaccination, and periodically asking non-production related employees to work remotely when possible, the Company has experienced, and may in the future experience, COVID-19 related employee absences that adversely impact its production or business.
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
Cash and Cash Equivalents
    The Company considers unrestricted currency on hand, demand deposits, time deposits and all highly-liquid investments with an original maturity of three months or less at the date of purchase to be cash and cash equivalents.
Restricted Cash
    Restricted cash primarily consists of cash collateral related to certain leases and inventory arrangements. Restricted cash is included in other assets on the Company's Condensed Consolidated Balance Sheets. Cash and cash equivalents and restricted cash as reported within the Condensed Consolidated Statements of Cash Flows consisted of the following:

	Three Months Ended		Three Months Ended
	December 30, 2022		December 31, 2021
(In millions)	Beginning of Period	End of Period	Beginning of Period	End of Period
Cash and cash equivalents	$89.4	$81.5	$144.6	$157.8
Restricted cash	1.2	1.3	1.5	1.4
Total as presented in the Condensed Consolidated Statements of Cash Flows	$90.6	$82.8	$146.1	$159.2

Concentration of Risk
    Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash, cash equivalents, marketable securities, certificates of deposit, and trade accounts receivable. Cash held with financial institutions may exceed the Federal Deposit Insurance Corporation insurance limits or similar limits in foreign jurisdictions. To date, the Company has not realized any losses on its deposits of cash and cash equivalents. The Company performs ongoing credit evaluations of its customers and, except for government tenders, group purchases and orders with a letter of credit, its industrial customers often provide a down payment. The Company maintains an allowance for credit losses based upon the expected collectability of all accounts receivable. The Company obtains some of the components in its products from a limited group of suppliers or from a single-source supplier. When these suppliers are unable to meet the Company's supply needs, the Company's production is negatively impacted.
    Credit is extended to customers based on an evaluation of the customer’s financial condition, and collateral is not required. In certain circumstances, a customer may be required to prepay all or a portion of the contract price prior to transfer of control. During the periods presented, one of the Company's customers accounted for a significant portion of revenues, as set forth below:

	Three Months Ended
	December 30, 2022	December 31, 2021
Canon Medical Systems Corporation	20.1%	19.2%
    Canon Medical Systems Corporation accounted for 9.2% and 10.3% of the Company’s accounts receivable as of December 30, 2022 and September 30, 2022, respectively.
Investments
    The Company accounts for its equity investments in privately-held companies under the equity method of accounting if the Company has the ability to exercise significant influence in these investments. Distributions received from an equity method investment are classified using the cumulative earnings approach, which means that distributions up to the amount of cumulative equity in earnings recognized will be treated as returns on investment and classified as operating cash flows and those in excess of that amount will be treated as returns of investment and classified as investing cash flows. The Company reviews its equity investments in privately-held companies for impairment whenever events or changes in business circumstances are other than temporary and indicate that the carrying amount of the investments may not be fully recoverable. There were no impairments recorded during the three months ended December 30, 2022 and December 31, 2021, respectively.
Marketable Securities
    The Company's marketable securities consist primarily of financial instruments such as U.S. treasury securities, U.S. agency obligations, corporate bonds, commercial paper, money market funds, and equity securities. The Company classifies marketable debt securities as available-for-sale at the time of purchase and reevaluates such classifications as of each balance sheet date. All marketable debt securities are recorded at estimated fair value. Any unrealized gains or losses for marketable debt securities are included in accumulated other comprehensive income within the Condensed Consolidated Balance Sheets. Marketable equity securities are stated at fair value as determined by the most recently traded price of each security at the balance sheet date. All unrealized gains and losses on equity securities are recorded as part of other expense, net in the Company's condensed consolidated financial statements. See Note 7, Fair Value, for further details.
    When the fair value of a marketable debt security declines below its amortized cost basis, any portion of that decline attributable to credit losses, to the extent expected to be nonrecoverable before the sale of the security, is recognized in the Condensed Consolidated Statements of Operations. When the fair value of a marketable debt security declines below its amortized cost basis due to changes in interest rates, such amounts are recorded in other comprehensive loss, and are recognized in the Condensed Consolidated Statements of Operations only if the Company sells or intends to sell the security before recovery of its cost basis. There were no credit losses related to marketable debt securities recorded during the three months ended December 30, 2022.

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
    The amount of the accrued estimated warranty costs obligation for established products is primarily based on historical experience of product failures, adjusted for current information on repair costs. For new products, estimates include the historical experience of similar products, as well as a reasonable allowance for warranty expenses associated with new products. On a quarterly basis, the Company reviews the accrued warranty costs and updates the historical warranty cost trends, if required.
    The following table reflects the changes in the Company’s accrued product warranty:

	Three Months Ended
(In millions)	December 30, 2022	December 31, 2021
Accrued product warranty, at beginning of period	$7.9	$8.5
New accruals charged to cost of revenues	2.8	1.2
Product warranty expenditures	(3.0)	(2.5)
Accrued product warranty, at end of period	$7.7	$7.2
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
    The Company sells a high proportion of its X-ray products to a limited number of OEM customers. X-ray imaging components including X-ray tubes, digital detectors and image-processing tools and security and inspection products are generally sold on a stand-alone basis. However, the Company occasionally sells its digital detectors, X-ray tubes and imaging processing tools as a package that is optimized for digital X-ray imaging and sells its Linatron® X-ray linear accelerators together with its image processing software and image detection products to OEM customers that incorporate them into their inspection or irradiation systems and processes. Service contracts are often sold with certain security and inspection products and computer-aided detection products.

    The Company determines revenue recognition through the following steps:
•Identification of the contract, or contracts, with a customer
•Identification of the performance obligations in the contract
•Determination of the transaction price
•Allocation of the transaction price to the performance obligations in the contract
•Recognition of revenue when, or as, a performance obligation is satisfied
Transaction Price and Allocation to Performance Obligations
    Transaction prices of products or services are typically based on contracted rates. To the extent that the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing the expected value method when there is a large number of transactions with similar characteristics or the most likely amount method when there are two possible outcomes, depending on the circumstances of the transaction, to which the Company expects to be entitled. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the Company’s anticipated performance and all information (historical, current, and forecasted) that is reasonably available.
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
Disaggregation of Revenue
    Revenue is disaggregated from contracts between geography and by reportable operating segment, which the Company believes best depicts how the nature, amount, timing, and uncertainty of revenues and cash flows are affected by economic factors. Refer to Note 15, Segment Information, included in this report, for the disaggregation of the Company’s revenue based on reportable operating segments and Note 2, Revenue, for the disaggregation of revenue by geographic region.

Contract Balances
    Contract assets are included within the prepaid expenses and other current assets, and other assets balances in the Condensed Consolidated Balance Sheets. Contract liabilities, which includes refund liabilities and deferred revenue, are included within the accrued liabilities and other current liabilities, deferred revenues, and other long-term liabilities balances in the Condensed Consolidated Balance Sheets.
    Deferred revenue represents the Company's obligation to transfer goods and/or services to its customers for which it has already received consideration (or the amount is due) from the customer. The Company's deferred revenue balance primarily relates to contract advances and billings for warranty contracts.
    Deferred revenue that is estimated to be recognized during the following twelve-month period is recorded as deferred revenues and the remaining portion is recorded as other long-term liabilities in the Condensed Consolidated Balance Sheets.
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
Recently Adopted Accounting Pronouncements
    In August 2020, the Financial Accounting Standards Board issued Accounting Standard Update ("ASU") 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The standard removed certain separation models in ASC 470-20 for convertible instruments, and, as a result, embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under ASC 815. These convertible debt instruments are accounted for as a single liability measured at amortized cost. This results in the interest expense recognized for convertible debt instruments to be typically closer to the coupon interest rate. Further, the ASU made amendments to the earnings per share (“EPS”) guidance in Topic 260 for convertible instruments, the most significant impact of which was requiring the use of the if-converted method for diluted EPS calculation, and no longer allowing the net share settlement method. The Company adopted this ASU on October 1, 2022, using the modified retrospective method. On the date of adoption, the Company recorded an entry to reduce additional paid-in capital by $34.6 million, increase long-term debt, net by $28.0 million, decrease deferred tax assets by $0.1 million, and increase retained earnings by $6.5 million for the after-tax impact of previously recognized amortization of the debt discount associated with the Company’s Convertible Notes (as defined herein). The unamortized discount on the Company's Convertible Notes (see Note 10, Borrowings) was derecognized in the first quarter of fiscal year 2023 and the interest expense from its Convertible Notes decreased and became closer to the coupon rate of 4.00%. The impact that the adoption of ASU 2020-06 has on the Company's net income per diluted share will depend on the amount of earnings in each period and the Company's share price and could result in additional dilution.
2. REVENUE
Disaggregation of Revenue
    Revenue is disaggregated from contracts by geographic region and by reportable operating segment, which the Company believes best depicts how the nature, amount, timing, and uncertainty of revenues and cash flows are affected by economic factors.
    The following table disaggregates the Company’s revenue by geographic region:

	Three Months Ended
(In millions)	December 30, 2022	December 31, 2021
Americas	$74.8	$60.5
EMEA	64.0	67.4
APAC	66.8	70.9
	$205.6	$198.8

    Revenue in the United States was $74.1 million and $58.8 million for the three months ended December 30, 2022 and December 31, 2021, respectively.
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
Contract Balances
    The following table summarizes the changes in the contract assets and refund liabilities for the three months ended December 30, 2022 and December 31, 2021:

	Contract Assets
	Three Months Ended
(In millions)	December 30, 2022	December 31, 2021
Balance at beginning of period	$25.4	$24.3
Costs recovered from product returns during the period	(1.5)	(1.5)
Contract asset from shipments of products, subject to return during the period	1.5	1.8
Balance at end of period	$25.4	$24.6

	Refund Liabilities
	Three Months Ended
(In millions)	December 30, 2022	December 31, 2021
Balance at beginning of period	$28.2	$27.0
Release of refund liability included in beginning of year refund liability	(1.6)	(1.6)
Additions to refund liabilities	1.7	1.9
Balance at end of period	$28.3	$27.3
    During the three months ended December 30, 2022, the Company recognized revenue of $4.2 million related to deferred revenues which existed at September 30, 2022. During the three months ended December 31, 2021, the Company recognized revenue of $4.1 million related to deferred revenues that existed at October 1, 2021.
3. LEASES
    The Company has operating and finance leases for office space, warehouse and manufacturing space, vehicles and certain equipment. During fiscal year 2022, the Company recorded a loss due to abandonment of $1.9 million, which is included in selling, general and administrative on the Condensed Consolidated Statements of Operations. The following table presents supplemental balance sheet information related to the Company's operating and finance leases:

(In millions)	Balance Sheet Location	December 30, 2022	September 30, 2022
Assets
Operating lease right-of-use assets	Operating lease assets	$22.1	$23.2
Finance lease right-of-use assets	Property, plant, and equipment, net	0.3	0.3
Liabilities
Operating lease liabilities (current)	Current operating lease liabilities	3.9	4.0
Finance lease liabilities (current)	Accrued liabilities and other current liabilities	0.2	0.2
Operating lease liabilities (non-current)	Operating lease liabilities	17.9	18.0
Finance lease liabilities (non-current)	Other long-term liabilities	$0.1	$0.1

    The following table provides information related to the Company’s operating and finance leases:

	Three Months Ended
(In millions)	December 30, 2022	December 31, 2021
Total operating lease costs(1)	$1.5	$2.0

Total finance lease costs	$0.1	$0.1

Operating cash flows from operating leases	$1.6	$1.9
Financing cash flows from finance leases	0.1	0.1
Total cash paid for amounts included in the measurement of lease liabilities	$1.7	$2.0

Noncash operating right-of-use assets obtained in exchange for new lease liabilities	$—	$0.1
(1) Includes variable and short-term lease expense, which were immaterial for the three months ended December 30, 2022 and December 31, 2021.
4. RELATED-PARTY TRANSACTIONS
Investment in Privately-Held Companies
    The Company has a 40% ownership interest in dpiX Holding LLC (“dpiX Holding”), a holding company that has a 100% ownership interest in dpiX LLC (“dpiX”), a supplier of amorphous silicon-based thin film transistor arrays for flat panels used in its digital image detectors. In accordance with the dpiX Holding operating agreement, net profits or losses are allocated to the members in accordance with their ownership interests.
    The investment in dpiX Holding is accounted for under the equity method of accounting. When the Company recognizes its share of net profits or losses of dpiX Holding, profits or losses in inventory purchased from dpiX are eliminated. During the three months ended December 30, 2022 and December 31, 2021, the Company recorded income (loss) on the equity investment in dpiX Holding of $2.0 million and $(0.7) million, respectively. The income and loss on the equity investment in dpiX Holding are included in other expense, net in the Condensed Consolidated Statements of Operations. The carrying value of the equity investment in dpiX Holding was $44.4 million and $42.4 million at December 30, 2022 and September 30, 2022, respectively.
    During the three months ended December 30, 2022 and December 31, 2021, the Company purchased glass transistor arrays from dpiX totaling $5.0 million and $5.2 million, respectively. These purchases of glass transistor arrays are included as a component of inventories on the Condensed Consolidated Balance Sheets or cost of revenues in the Condensed Consolidated Statements of Operations.
    As of December 30, 2022, and September 30, 2022, the Company had accounts payable to dpiX totaling $3.3 million and $3.1 million, respectively.
     The Company has the right to 50% of dpiX’s total manufacturing capacity. In addition, the Company is required to pay for 50% of dpiX's fixed costs, as determined at the beginning of each calendar year. In January 2023, the Company's fixed cost commitment was determined and approved by the dpiX board of directors to be $13.1 million for calendar year 2023. The amended agreement will continue unless the ownership structure of dpiX changes (as defined in the amended agreement).
    The Company has determined that dpiX Holding is a variable interest entity because at-risk equity holders, as a group, lack the characteristics of a controlling financial interest. Majority votes are required to direct the manufacturing activities, legal operations and other activities that most significantly affect dpiX’s economic performance. The Company does not have majority voting rights and no power to unilaterally direct the activities of dpiX Holding and therefore is not the primary beneficiary of dpiX Holding. The Company’s exposure to loss as a result of its involvement with dpiX Holding is limited to the carrying value of the Company’s investment of $44.4 million and fixed cost commitments.
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

    During the three months ended December 30, 2022, and December 31, 2021, the Company recorded a loss on the equity investment in VEC of $0.3 million and $0.1 million, respectively. The Company's investment in VEC was $2.2 million and $2.5 million at December 30, 2022 and September 30, 2022, respectively. As of December 30, 2022 and September 30, 2022 the Company had loans outstanding to VEC totaling $0.6 million, and other receivables from VEC of $0.4 million and $0.3 million at December 30, 2022 and September 30, 2022, respectively, which are recorded in prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.
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
    Cash outflows associated with these restructuring charges are limited to employee termination expenses, facility closure and equipment sales and disposals. Below is a detail of restructuring charges incurred during the three months ended December 30, 2022 and December 31, 2021, respectively, which predominantly relate to the Company's Medical segment:

		Three Months Ended
(In millions)	Location of Restructuring Charges in Condensed Consolidated Statements of Operations	December 30, 2022	December 31, 2021
Other assets impairment charges	Selling, general and administrative	$—	$1.8
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
Derivatives Designated as Hedging Instruments - Net Investment Hedges
    The Company uses cross currency swap contracts as net investment hedges to manage its risk of variability in foreign currency-denominated net investments in wholly-owned international operations. All changes in fair value of the derivatives designated as net investment hedges are reported in accumulated other comprehensive income along with the foreign currency translation adjustments on those investments. During the three months ended December 30, 2022, the Company terminated all three of its previously outstanding cross currency swap contracts which resulted in cash received upon settlement of $7.3 million. The gain on the swap was recorded in accumulated other comprehensive income where it will remain until such time that substantial liquidation of the international operations should occur. Concurrent with the termination of the previous cross currency swaps, the Company entered into two new cross currency swaps which have been designated as net investment hedges.
    As of December 30, 2022, the Company had the following outstanding derivatives designated as net investment hedging instruments:

(In millions, except number of instruments)	Number of Instruments	Notional Value
Cross currency swap contracts	2	$58.7

    The following table summarizes the amount of pre-tax income recognized from derivative instruments for the periods indicated and the line items in the accompanying statements of operations where the results are recorded for net investment hedges:

	Amount of (Loss) Gain Recognized in OCI on Derivative Three Months Ended		Location of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)	Amount of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing) Three Months Ended
(In millions)	December 30, 2022	December 31, 2021		December 30, 2022	December 31, 2021
Cross currency swap contracts	$(4.0)	$0.8	Interest expense	$0.2	$0.3
    These derivative instruments are subject to master netting agreements giving effect to rights of offset with each counterparty. None of the balances were eligible for netting. The following table summarizes the gross fair values of derivative instruments as of the periods indicated and the line items in the accompanying Condensed Consolidated Balance Sheets where the instruments are recorded:

(In millions)		Derivative Assets and Liabilities
Derivatives Designated as Net Investment Hedges	Balance Sheet Location	December 30, 2022	September 30, 2022
Cross currency swap contracts	Prepaid expenses and other current assets	$1.1	$1.2
Cross currency swap contracts	Other assets	—	6.3
Cross currency swap contracts	Other long-term liabilities	$4.7	$—
7. FAIR VALUE
Assets and Liabilities Measured at Fair Value on a Recurring Basis
    The fair values of certain of the Company’s financial instruments, including bank deposits included in cash and cash equivalents, accounts receivable, net and accounts payable, approximate their fair values due to their short maturities. As of December 30, 2022, the fair values of the Company's Convertible Notes and Senior Secured Notes, as defined in Note 10, Borrowings and measured using Level 1 inputs, were $229.0 million and $239.3 million, respectively. As of September 30, 2022, the fair values of the Company's Convertible Notes and Senior Secured Notes, measured using Level 1 inputs, were $250.2 million and $241.3 million, respectively. The Company has elected to use the income approach to value its derivative instruments using standard valuation techniques and Level 2 inputs, such as currency spot rates, forward points and credit default swap spreads.

    In the tables below, the Company has segregated all assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

	Fair Value at December 30, 2022
(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$—	$21.5	$—	$21.5
Commercial paper	—	4.9	—	4.9
Corporate notes/bonds	—	3.6	—	3.6
Government agencies	—	0.3	—	0.3
U.S. Treasury bills	—	10.3	—	10.3
Derivative assets	—	1.1	—	1.1
Deferred compensation plan(1)	5.8	—	—	5.8
Marketable equity securities	4.5	—	—	4.5
Total assets measured at fair value	$10.3	$41.7	$—	$52.0

Liabilities:
Derivative liabilities	$—	$4.7	$—	$4.7
Total liabilities measured at fair value	$—	$4.7	$—	$4.7

	Fair Value at September 30, 2022
(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$—	$36.6	$—	$36.6
Commercial paper	—	5.9	—	5.9
Corporate notes/bonds	—	3.6	—	3.6
Government agencies	—	0.3	—	0.3
U.S. Treasury bills	—	10.2	—	10.2
Derivative assets	—	7.5	—	7.5
Deferred compensation plan(1)	5.4	—	—	5.4
Marketable equity securities	2.5	—	—	2.5
Total assets measured at fair value	$7.9	$64.1	$—	$72.0

Liabilities:
Derivative liabilities	$—	$0.3	$—	$0.3
Total liabilities measured at fair value	$—	$0.3	$—	$0.3
(1) The assets held under the Company's deferred compensation plan are classified in Level 1 as they relate primarily to publicly traded mutual funds for which there are observable market prices in active markets.

Marketable Debt Securities
    The following tables summarize the Company's marketable debt securities:

	December 30, 2022
(In millions)	Amortized Costs	Unrealized Losses	Fair Value
Commercial paper	$4.9	$—	$4.9
Corporate notes/bonds	3.7	(0.1)	3.6
U.S. Treasury bills	10.3	—	10.3
Government agencies	0.3	—	0.3
Total marketable debt securities	$19.2	$(0.1)	$19.1

	September 30, 2022
(In millions)	Amortized Costs	Unrealized Losses	Fair Value
Commercial paper	$5.9	$—	$5.9
Corporate notes/bonds	3.7	(0.1)	3.6
U.S. Treasury bills	10.2	—	10.2
Government agencies	0.3	—	0.3
Total marketable debt securities	$20.1	$(0.1)	$20.0
    The contractual maturities of marketable debt securities as of December 30, 2022, are shown in the table below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	December 30, 2022
(In millions)	Amortized Costs	Fair Value
Contractual maturities:
Due within one year	$16.8	$16.7
Due after one year through five years	2.4	2.4
Total marketable debt securities	$19.2	$19.1
    During the three months ended December 30, 2022, there were no gross realized gains or losses from the sale of certain marketable debt securities that were reclassified out of accumulated other comprehensive income.
    The following tables summarize the balance sheet locations for marketable debt securities:

	December 30, 2022
(In millions)	Commercial paper	Corporate notes/bonds	Government agencies	Treasury bills	Total
Prepaid expenses and other current assets	$4.9	$2.4	$0.3	$9.1	$16.7
Other assets	—	1.2	—	1.2	2.4
Total marketable debt securities	$4.9	$3.6	$0.3	$10.3	$19.1

	September 30, 2022
(In millions)	Commercial paper	Corporate notes/bonds	Government agencies	Treasury bills	Total
Cash and cash equivalents	$—	$—	$—	$3.3	$3.3
Prepaid expenses and other current assets	5.9	1.9	0.3	6.4	14.5
Other assets	—	1.7	—	0.5	2.2
Total marketable debt securities	$5.9	$3.6	$0.3	$10.2	$20.0

8. INVENTORIES
    The following table summarizes the Company’s inventories:

(In millions)	December 30, 2022	September 30, 2022
Raw materials and parts	$247.5	$240.3
Work-in-process	25.1	23.2
Finished goods	47.7	39.7
Total inventories	$320.3	$303.2
9. GOODWILL AND INTANGIBLE ASSETS
    The following table reflects goodwill by reportable operating segment:

(In millions)	Medical	Industrial	Total
Balance at September 30, 2022	$169.4	$115.1	$284.5
Foreign currency translation adjustments	2.2	1.5	3.7
Balance at December 30, 2022	$171.6	$116.6	$288.2
    The following table reflects the gross carrying amount and accumulated amortization of the Company’s finite-lived intangible assets included in other assets in the Condensed Consolidated Balance Sheets:

	December 30, 2022			September 30, 2022
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired existing technology	$71.5	$(52.3)	$19.2	$70.0	$(49.9)	$20.1
Patents, licenses and other	12.5	(11.8)	0.7	12.3	(11.6)	0.7
Customer contracts and supplier relationship	50.3	(38.5)	11.8	49.6	(36.8)	12.8
Total intangible assets	$134.3	$(102.6)	$31.7	$131.9	$(98.3)	$33.6
    Amortization expense for intangible assets was $3.4 million and $3.8 million for the three months ended December 30, 2022 and December 31, 2021, respectively.

10. BORROWINGS
    The following table summarizes the Company's short-term and long-term debt:

	December 30, 2022	September 30, 2022
(In millions, except for percentages)	Amount	Amount	Contractual Interest Rate	Effective Interest Rate
Current maturities of long-term debt
Other debt	$2.1	$2.1

Non-current maturities of long-term debt:
Convertible Senior Unsecured Notes	$200.0	$200.0	4.0%	4.8%
Senior Secured Notes	243.0	243.0	7.9%	8.2%
Other debt	4.6	4.6
Total non-current maturities of long-term debt:	$447.6	$447.6

Unamortized issuance costs and debt discounts
Unamortized discount - Convertible Notes(1)	$—	$(28.7)
Unamortized issuance costs - Convertible Notes(1)	(3.5)	(3.1)
Unamortized issuance costs - Senior Secured Notes	(3.3)	(3.5)
Total	$(6.8)	$(35.3)
Total debt outstanding, net	$442.9	$414.4

Equity component of Convertible Senior Unsecured Notes(2)	$—	$49.7
(1) In connection with the adoption of ASU 2020-06, the unamortized discount related to the Convertible Notes was derecognized and the carrying value of the issuance costs was adjusted in the first quarter of fiscal year 2023. Refer to Note 1, Summary of Significant Accounting Policies for further details.
(2) Included in additional paid-in capital on the Condensed Consolidated Balance Sheets.
    The following table summarizes the Company's interest expense:

	Three Months Ended
	December 30, 2022	December 31, 2021
Contractual interest coupon and other	$6.9	$7.3
Amortization of debt issuance costs	0.6	0.5
Amortization of debt discounts	—	2.1
Total interest expense	$7.5	$9.9
Convertible Senior Unsecured Notes
    On June 9, 2020, Varex issued $200.0 million in aggregate principal amount of 4.00% Convertible Senior Unsecured Notes due 2025 (“Convertible Notes”). The net proceeds from the issuance of the Convertible Notes, after deducting transaction fees and offering expense payable by the Company, were approximately $193.1 million. The Convertible Notes bear interest at the annual rate of 4.00%, payable semiannually on June 1 and December 1 of each year, beginning on December 1, 2020, and will mature on June 1, 2025, unless earlier converted or repurchased by Varex.
The Convertible Notes are convertible into cash, shares of Varex common stock or a combination thereof, at Varex's election, at an initial conversion rate of 48.048 shares of common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $20.81 per share, subject to adjustment pursuant to the terms of the indenture governing the Convertible Notes. The Convertible Notes may be converted at any time after, and including, December 15, 2024 until the close of business on the second scheduled trading day immediately before the maturity date. The maximum number of shares issuable upon conversion of the Convertible Notes is 9.6 million.

Call Spread
    On June 4, 2020 and June 5, 2020, in connection with the offering of the Convertible Notes, Varex entered into privately negotiated convertible note hedge transactions (collectively, the “Hedge Transactions”). The Hedge Transactions cover, subject to customary anti-dilution adjustments, the number of shares of Varex common stock that were initially covered by the Convertible Notes. The Hedge Transactions are expected generally to reduce the potential dilution and/or offset any cash payments Varex is required to make in excess of the principal amount due upon conversion of the Convertible Notes in the event that the market price of Varex common stock is greater than the strike price of the Hedge Transactions, which was initially $20.81 per share (subject to adjustment under the terms of the Hedge Transactions). The strike price of $20.81 corresponds to the initial conversion price of the Convertible Notes. The number of shares underlying the Hedge Transactions is 9.6 million.
    On June 4, 2020 and June 5, 2020, Varex also entered into privately negotiated warrant transactions (collectively, the “Warrant Transactions” and, together with the Hedge Transactions, the “Call Spread Transactions”), whereby the Company sold warrants at a higher strike price relating to the same number of shares of Varex common stock that were initially covered by the Convertible Notes, subject to customary anti-dilution adjustments. The initial strike price of the warrants is $24.975 per share (subject to adjustment under the terms of the Warrant Transactions), which was 50% above the last reported sale price of Varex common stock on June 4, 2020. The Warrant Transactions could have a dilutive effect to the Company's stockholders to the extent that the market price per share of Varex common stock, as measured under the terms of the Warrant Transactions, exceeds the applicable strike price of the warrants. The number of shares underlying the Warrant Transactions is 9.6 million. The number of warrants outstanding as of December 30, 2022 was 9.6 million.
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
Asset-Based Loan
    On September 30, 2020, the Company entered into a revolving credit agreement consisting of a $100.0 million asset-based loan revolving credit facility (the “Asset-Based Loan” or "ABL Facility"). Borrowings under the Asset-Based Loan bear interest at floating rates based on the Secured Overnight Financing Rate ("SOFR"), or a comparable rate, or a base rate, and an applicable margin based on Average Daily Excess Availability (as defined in the Asset-Based Loan Agreement). In addition, the Company is required to pay a quarterly commitment fee of 0.25%, based on the aggregate unused commitments under the Asset-Based Loan.
    The ABL Facility matures on the earlier of September 30, 2025 or 91 days prior to the maturity of the Convertible Notes, at which time all outstanding amounts under the ABL Facility will be due and payable. The maximum availability under the ABL Facility is $100.0 million; however, the borrowing base under the ABL Facility fluctuates from month-to-month depending on the amount of eligible accounts receivable, inventory, and real estate. As of December 30, 2022, the amount available under the ABL Facility was $92.0 million and the ABL Facility remains undrawn.
    The ABL Facility includes various restrictive covenants that limit the Company's ability to engage in certain transactions, including the incurrence of debt, payment of dividends and other restrictive payments, existence of restrictions affecting subsidiaries, sales of stock and assets, certain affiliate transactions, modifications of debt documents and organizational documents, changes to line of business and fiscal year, incurrence of liens, making fundamental changes, prepayments of junior indebtedness, and certain other transactions.

11. NONCONTROLLING INTERESTS
    In September 2018, the Company entered into a partnership in Saudi Arabia. The Company has majority voting rights with an approximate 75% interest. Accordingly, the Company has consolidated the operations of the Saudi Arabia partnership in its condensed consolidated financial statements and recorded the noncontrolling interests. The noncontrolling interest related to the partner’s 25% interest in the joint venture is included in noncontrolling interests in the equity section of the Company’s Condensed Consolidated Balance Sheets. Income representing the noncontrolling partner's share of income from operations is included in the Company's Condensed Consolidated Statements of Operations.
    In April 2015, the Company acquired 73.5% of the then outstanding shares of MeVis Medical Solutions AG (“MeVis”), a publicly traded company based in Bremen, Germany that provides image processing software and services for cancer screening. In August 2015, the Company, through one of its German subsidiaries, entered into a Domination and Profit and Loss Transfer Agreement (the “DPLTA”) with MeVis. In fiscal years 2017 and 2018, the Company purchased an additional 0.2% of outstanding shares such that the Company now owns 73.7% of the outstanding shares of common stock of MeVis. Under the DPLTA, MeVis subordinates its management to the Company and undertakes to transfer all its annual profits and losses to the Company. In return, the DPLTA grants the noncontrolling shareholders of MeVis an annual recurring net compensation of €0.95 per MeVis share. At December 30, 2022, noncontrolling shareholders together held approximately 0.5 million shares of MeVis, representing 26.3% of the outstanding shares.
    Changes in noncontrolling interests were as follows:

	Three Months Ended
(In millions)	December 30, 2022	December 31, 2021
Noncontrolling interests, at beginning of period	$13.3	$13.2
Net income attributable to noncontrolling interests	0.1	0.2
Other	(0.1)	(0.1)
Noncontrolling interests, at end of period	$13.3	$13.3

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
    A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income common share is as follows:

	Three Months Ended
(In millions, except per share amounts)	December 30, 2022	December 31, 2021
Net income per share - basic
Net income attributable to Varex	$3.1	$1.4
Basic weighted average shares outstanding	40.1	39.5
Basic net income per share attributable to Varex	$0.08	$0.04

Net income per share - diluted
Net income attributable to Varex	$3.1	$1.4

Basic weighted average shares outstanding	40.1	39.5
Dilutive effect of Convertible Notes	—	2.6
Dilutive effect of share-based awards and other	0.5	0.7
Dilutive effect of warrants	—	1.1
Diluted weighted average shares outstanding	40.6	43.9
Diluted net income per share attributable to Varex	$0.08	$0.03

Anti-dilutive share summary
Restricted stock and options	3.0	2.5
Convertible notes	9.6	—
Warrants	1.9	—
Total anti-dilutive shares	14.5	2.5
    Potentially dilutive shares, which are based on the weighted-average shares of common stock underlying stock options, unvested stock awards, purchase rights granted under the employee stock purchase plan, warrants and Convertible Notes using the treasury stock method or the if-converted method, as applicable, are included when calculating diluted net income per share attributable to Varex when their effect is dilutive. As of October 1, 2022, the Company adopted ASU 2020-06 using the modified retrospective method. The standard requires the Company to apply the if-converted method in relation to the Convertible Notes, which requires the Company to assume that the Convertible Notes were converted using only share settlement at the beginning of the period, resulting in an additional 9.6 million shares outstanding. Using this method, the numerator is affected by adding back interest expense and the denominator is affected by including the effect of potential share settlement, if the effect is dilutive. Prior to the adoption of ASU 2020-06, the Convertible Notes were accounted for using the treasury stock method for the purposes of net income per share. See Note 1, Summary of Significant Accounting Policies, "Recently Adopted Accounting Pronouncements" for further details concerning the adoption of ASU 2020-06). Furthermore, in connection with the offering of the Convertible Notes, the Company entered into convertible note hedges and warrants (see Note 10, Borrowings). However, the Company's convertible note hedges are not included when calculating potentially dilutive shares since their effect is always anti-dilutive.
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

    The table below summarizes the effect of recording share-based compensation expense and the option component of the employee stock purchase plan shares:

	Three Months Ended
(In millions)	December 30, 2022	December 31, 2021
Cost of revenues	$0.4	$0.4
Research and development	0.8	0.8
Selling, general and administrative	2.1	2.2
Total share-based compensation expense	$3.3	$3.4
Stock Option Activity
    The following table summarizes the activity for stock options under Varex’s employee incentive plans for the Company's employees:

(In thousands, except per share amounts and the remaining term)	Options	Price Range	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value(1)
Outstanding at September 30, 2022	2,902	$13.61 - $37.60	$28.97	4.5	$1,361.4
Granted	385	$22.13	22.13
Canceled, expired or forfeited	(196)	$25.06 - $37.10	31.44
Outstanding at December 30, 2022	3,091	$13.61 - $37.60	$27.96	5.2	$1,209.5

Exercisable at December 30, 2022	2,070	$13.61 - $37.60	$29.52	3.4	$672.3
(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and the closing price of Varex common stock of $20.30 as of December 30, 2022, the last trading date of the Company's first quarter, and which represents the amount that would have been received by the option holders had all option holders exercised their options and sold the shares received upon exercise as of that date.
Restricted Stock Units, Restricted Stock Awards and Deferred Stock Units
    The following table summarizes the activity for restricted stock units, restricted stock awards and deferred stock units under Varex’s 2020 Omnibus Stock Plan and 2017 Omnibus Stock Plan:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant-Date Fair Value
Outstanding at September 30, 2022	1,045	$24.35
Granted	492	20.12
Vested	(3)	23.70
Canceled or expired	(28)	25.50
Outstanding at December 30, 2022	1,506	$22.95
14. TAXES ON INCOME
    For the three months ended December 30, 2022, the Company recognized income tax expense of $2.2 million on $5.4 million of pre-tax income. For the three months ended December 31, 2021, the Company recognized income tax expense of $1.7 million on $3.3 million of pre-tax income. The Company is unable to recognize a tax benefit for pre-tax book losses in certain foreign jurisdictions but has recognized tax expense for profitable foreign jurisdictions.
    The Company's tax expense for the three months ended December 30, 2022 increased, primarily due to increased pre-tax income in certain jurisdictions, valuation allowance positions in the U.S. on deferred tax attributes, and losses in certain foreign jurisdictions for which no benefit can be recorded.

    The Company is maintaining its reinvestment assertion with respect to foreign earnings for the three months ended December 30, 2022, which is that all earnings prior to fiscal year 2018 are permanently reinvested for all countries, and that all earnings for Direct Conversion, located primarily in Sweden and Finland, are also indefinitely reinvested in those countries, but post fiscal year 2017 earnings in all other countries are not permanently reinvested. Due to the level of earnings available for repatriation, the treaty benefits applicable to jurisdictions in which those earnings are located, and the now favorable U.S. tax treatment of repatriated foreign earnings, the amount of deferred tax liability recorded related to the potential repatriation is approximately $0.1 million. This estimated liability is for U.S. state income taxes and foreign withholding taxes that would apply if the foreign earnings were repatriated in the form of a dividend.
15. SEGMENT INFORMATION
    The Company has two reportable operating segments: Medical and Industrial, which aligns with how the CODM reviews the Company’s performance and evaluates the business for the allocation of resources. The segments align the Company’s products and service offerings with customer use in medical and industrial markets. The CODM allocates resources to and evaluates the financial performance of each operating segment primarily based on revenues and gross profit. The reportable operating segment structure provides alignment between business strategies and operating results.
Description of Segments
    The Medical segment designs, manufactures, sells and services X-ray imaging components, including X-ray tubes, digital detectors, ionization chambers and buckys, high voltage connectors, image-processing software and workstations, 3D reconstruction software, computer-aided diagnostic software, collimators, automatic exposure control devices, generators, and heat exchangers. These components are used in a range of medical imaging applications including CT, mammography, oncology, cardiac, surgery, dental, and other diagnostic radiography uses.
    The Industrial segment designs, develops, manufactures, sells and services X-ray imaging products for use in a number of markets, including security applications for cargo screening at ports and borders and baggage screening at airports, and nondestructive testing, irradiation and inspection applications used in a number of other vertical markets. The Company's industrial products include Linatron® X-ray linear accelerators, X-ray tubes, digital detectors, high voltage connectors and coolers. In addition, the Company licenses proprietary image-processing and detection software designed to work with other Varex products to provide packaged sub-assembly solutions to industrial customers.
    Accordingly, the following information is provided for purposes of achieving an understanding of operations, but it may not be indicative of the financial results of the reported segments were they independent organizations. In addition, comparisons of the Company’s operations to similar operations of other companies may not be meaningful.

    Information related to the Company’s segments is as follows:

	Three Months Ended
(In millions)	December 30, 2022	December 31, 2021
Revenues, net
Medical	$160.1	$155.7
Industrial	45.5	43.1
Total revenues	205.6	198.8
Gross profit
Medical	46.3	46.0
Industrial	17.0	18.8
Total gross profit	63.3	64.8
Total operating expenses	50.3	50.8
Interest and other expense, net	(7.6)	(10.7)
Income before taxes	5.4	3.3
Income tax expense	2.2	1.7
Net income	3.2	1.6
Less: Net income attributable to noncontrolling interests	0.1	0.2
Net income attributable to Varex	$3.1	$1.4
    The Company does not disclose total assets by segment as this information is not provided to the CODM.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
    The following discussion and analysis of the financial condition and results should be read together with the unaudited condensed consolidated financial statements and notes thereto that are contained in this Quarterly Report on Form 10-Q (this "Quarterly Report") as well as our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 and our other filings, including the Current Reports on Form 8-K, that have been filed with the Securities and Exchange Commission (" SEC") through the date of this report.
    In this Quarterly Report, unless otherwise specified or the context otherwise requires, the "Company," "Varex," "we," "us," and "our" refer to Varex Imaging Corporation.
Forward-Looking Statements
    This Quarterly Report contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by, and information currently available to the management of Varex. Actual results and the outcome or timing of certain events described in these forward-looking statements are subject to risk and uncertainties and may differ significantly from those projected in these forward-looking statements. Important factors that could cause our actual results and financial condition to differ significantly from those projections or expectations include, among other things, the risks outlined in the Summary of Principal Risk Factors and further described in the Risk Factors listed in Part II, Item 1A –"Risk Factors" of this Quarterly Report.
    Statements concerning: supply chain and logistics challenges; cost increases; the continuing impact of the ongoing COVID-19 pandemic on the global economy or the Company; the effects of inflation; industry or market segment outlook; market acceptance of or transition to new products or technology such as advanced X-ray tube and digital flat panel detector products; growth drivers; future orders, revenues, backlog, earnings or other financial results; and any statements using the terms “believe,” “expect,” “anticipate,” “can,” “should,” “would,” “could,” “estimate,” “may,” “intended,” “potential,” and “possible” or similar statements are forward-looking statements that involve risks and uncertainties that could cause our actual results and the outcome and timing of certain events to differ materially from those projected or management’s current expectations.
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
Overview
    Varex Imaging Corporation is a leading innovator, designer and manufacturer of X-ray imaging components including tubes, digital detectors, linear accelerators, image software processing solutions and stand-alone X-ray based systems in select application areas. Our components are used in medical diagnostic imaging, security inspection systems, and industrial quality inspection systems, as well as for analysis and measurement applications in industrial manufacturing applications. Global original equipment manufacturers (“OEMs”) incorporate our X-ray imaging components into their systems to detect, diagnose, protect, irradiate and inspect. Varex has approximately 2,300 full-time equivalent employees, located at engineering, manufacturing and service center sites in North America, Europe, and Asia.
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
    During fiscal year 2022, demand for many of our products recovered to pre-pandemic levels and our business grew. We believe that demand for our products has increased due to increased investments in healthcare and diagnostics coupled with end-users (such as hospitals) making capital purchases that were previously deferred due to the uncertainty surrounding COVID-19. While we are encouraged by the recovery that we have seen, we remain cautious as many factors remain unpredictable and recent high rates of inflation have increased our costs and could negatively affect our future profit margins. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, increased shipping costs, supply shortages, increased costs of labor and materials, weakening exchange rates and other similar effects.
    We continue to experience supply chain, manufacturing, and logistics challenges that we expect will continue into 2023. As economies around the world continue to recover, shortages in raw materials have become more widespread. During the latter half of fiscal year 2021 and throughout fiscal year 2022, we experienced shortages of certain materials and used more of our inventory on hand than we have used historically. Shortages of materials, particularly micro-controller chips and associated electronic components, have caused and may continue to cause, delays in manufacturing products for our customers. In some cases, raw material shortages and delivery delays from our suppliers are communicated to us with very little advanced warning, which has caused operational and customer order fulfillment challenges. While we are dedicating significant resources to manage, mitigate, and resolve these issues, we currently expect supply chain, manufacturing, and logistics challenges to continue to impact our ability to deliver products to our customers over the next several quarters. Increased freight charges and shipping delays have also become more common and are expected to continue into the foreseeable future. Due to the rising cost environment, in addition to ongoing expense management, we began to raise prices on certain products in fiscal year 2022 and anticipate making further pricing adjustments throughout fiscal year 2023.
    During the three months ended December 30, 2022, our manufacturing facilities continued to operate with minimal disruption. Notwithstanding the foregoing, local government lockdowns, particularly in China, have impacted, and could continue to impact, our manufacturing operations in affected countries.
    The full extent to which the COVID-19 pandemic and ensuing supply chain, manufacturing and logistics challenges have and will directly or indirectly impact us, including our business, financial condition, and results of operations, will depend on future developments that are highly uncertain and cannot be accurately predicted. We will continue to actively monitor the situation and may take further actions we believe are in the best interest of the Company and our stockholders, which may include altering our business operations or other actions to benefit or protect our employees, customers or suppliers. For additional information on risks related to the pandemic and other supply chain risks that could impact our results, see Part II, Item 1A – "Risk Factors".
Operating Segments and Products
    We have two reportable operating segments: Medical and Industrial. The segments align our products and service offerings with customer use in medical and industrial markets.
Medical
    In our Medical segment, we design, manufacture, sell and service X-ray imaging components, including X-ray tubes, digital detectors and accessories, ionization chambers and buckys, high voltage connectors, image-processing software and workstations, 3D reconstruction software, computer-aided diagnostic software, collimators, automatic exposure control devices, generators, and heat exchangers. These components are used in a range of medical imaging applications including CT, mammography, oncology, cardiac, surgery, dental, and other diagnostic radiography uses.
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

We are one of the largest global manufacturers of X-ray imaging components and each year we produce over 28,000 X-ray tubes and 20,000 X-ray detectors. We estimate that our world-wide installed base of products includes more than 160,000 X-ray tubes, 170,000 X-ray detectors, 600,000 connect and control components and 16,000 software instances. Replacement and service of our existing installed base makes up a significant portion of our revenue. Many of our components need to be replaced regularly depending upon usage and other factors. For example, CT X-ray tubes generally need to be replaced every 2 to 6 years, in comparison to a general radiography tube which can last up to 10 years, depending on utilization. In China, the replacement cycle for CT X-ray tubes currently can be as frequent as every 10 to 20 months due to high utilization of imaging equipment. Other products such as X-ray detectors have a useful life of as much as 7 years or more, but can require more frequent service and repairs during their useful life. In addition, our detector customers often elect to upgrade products to newer technology before the end of a current product’s useful life. X-ray imaging software is a relatively small part of our business and includes maintenance revenue for software licenses.
    The COVID-19 pandemic had a significant effect on hospitals, clinics and outpatient imaging centers as they encountered declines in elective procedures volume. As a result, they reduced the capital purchases of imaging equipment from OEMs, which led to lower demand for X-ray imaging components for us. Additionally, equipment installations were delayed, due to reduced access to healthcare institutions. Partially offsetting this was an increased demand for imaging equipment used to diagnose respiratory diseases, such as radiographic X-ray imaging systems and CT imaging systems. We have experienced growth in demand for our products as health systems globally have continued to address healthcare services gaps. However, we have not been able to convert all the demand into sales due to on-going supply chain related interruptions and uncertainties, particularly with the availability of micro-controller chips and other electronic components. As a result, uncertainty in overall sales volume is expected to continue at least through the fiscal year 2023.
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
    In recent years our business in China has been impacted by the trade war with the United States in three principal ways: (1) importing raw materials from China to the United States has become more expensive, (2) importing raw materials and sub-assemblies from the United States to China has become more expensive, and (3) importing finished U.S. manufactured products into China has become more difficult and expensive. While the governments of both the United States and China have granted tariff exclusions that temporarily eliminate the additional duties payable for specific commodities, providing partial relief, these exclusions are temporary and/or must be solicited and approved on a shipment-by-shipment basis. There is no guarantee that such exclusions will be granted or extended by either government. In order to mitigate the impact of tariffs on materials imported from China, we have implemented changes to secure more non-China sources of materials used to manufacture our X-ray imaging products. To help mitigate the impact of tariffs on materials imported to China, and to be closer to our global customer base, we continue to expand manufacturing capabilities at our facilities in China, Germany, the Netherlands and the Philippines. We have also implemented local sourcing strategies to offer local content. This local-for-local strategy has been well received by both our local customers as well as global OEMs, and acts as a natural hedge against trade wars and other potential supply chain disruptions. Our mitigation efforts could prove less effective than anticipated if rising tensions between China and Taiwan lead to worsening trade relations between China and the United States.
Industrial
    In our Industrial segment, we design, develop, manufacture, sell and service X-ray imaging products for use in a number of markets, including security applications for cargo screening at ports and borders and baggage screening at airports, and nondestructive testing, irradiation and inspection applications used in a number of other vertical markets. Our industrial products include Linatron® X-ray linear accelerators, X-ray tubes, digital detectors, high voltage connectors and coolers. In addition, we license proprietary image-processing and detection software designed to work with other Varex products to provide packaged sub-assembly solutions to our industrial customers. Our Industrial business benefits from the research and development investment and manufacturing economies of scale on the Medical side of our business, as we continue to find new applications for our technology. Along with more favorable pricing dynamics, this allows us to generally achieve higher gross profit for industrial products relative to our Medical business. In addition, our Industrial business benefits from our long-term service agreements for our Linatron® products.
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
    The economic downturn triggered by the COVID-19 pandemic reduced the demand for X-ray imaging equipment utilized in the non-destructive testing and security markets as manufacturers and end users focused on cash preservation and reduced spending for capital equipment. However, we have seen improved conditions in these markets, which continued during the three months ended December 30, 2022.
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
    We periodically review our accounting policies, estimates and assumptions and make adjustments when facts and circumstances dictate. Refer to our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 filed with the SEC on November 18, 2022 and Note 1, Summary of Significant Accounting Policies, of the Notes to the Condensed Consolidated Financial Statements of this report for further details. Our critical accounting policies that are affected by accounting estimates include valuation of inventories, assessment of recoverability of goodwill and intangible assets, and income taxes. Such accounting policies require us to use judgments, often as a result of the need to make estimates and assumptions regarding matters that are inherently uncertain, and actual results could differ materially from these estimates. Except for the change in certain policies upon adoption of the accounting standard described in Note 1, Summary of Significant Accounting Policies of the Notes to the Condensed Consolidated Financial Statements of this report, there have been no material changes to the Company's significant accounting policies, compared to the accounting policies described in Note 1, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for fiscal year 2022.
Fiscal Year
    The fiscal years of the Company as reported are the 52 or 53-week period ending on the Friday nearest September 30. Fiscal year 2023 is the 52-week period ending September 29, 2023. Fiscal year 2022 was the 52-week period that ended on September 30, 2022. The fiscal quarters ended December 30, 2022 and December 31, 2021 were both 13-week periods.
Discussion of Results of Operations for the Three Months Ended December 30, 2022 Compared to the Three Months Ended December 31, 2021
Revenues, net

	Three Months Ended
(In millions)	December 30, 2022	December 31, 2021	$ Change	% Change
Medical	$160.1	$155.7	$4.4	2.8%
Industrial	45.5	43.1	2.4	5.6%
Total revenues	$205.6	$198.8	$6.8	3.4%
Medical as a percentage of total revenues	77.9%	78.3%
Industrial as a percentage of total revenues	22.1%	21.7%
    Medical revenues increased $4.4 million, primarily due to increased sales of digital detectors for dental, radiographic, and fluoroscopic modalities, partially offset by lower oncology sales.
    Industrial revenues increased $2.4 million, primarily due to increased sales of digital detectors for dynamic imaging applications, partially offset by lower sales of security inspection products.

Gross Profit

	Three Months Ended
(In millions)	December 30, 2022	December 31, 2021	$ Change	% Change
Medical	$46.3	$46.0	$0.3	0.7%
Industrial	17.0	18.8	(1.8)	(9.6)%
Total gross profit	$63.3	$64.8	$(1.5)	(2.3)%
Medical gross margin	28.9%	29.5%
Industrial gross margin	37.4%	43.6%
Total gross margin	30.8%	32.6%
    The increase in Medical segment gross profit was primarily due to the increased sales of digital detectors for dental, radiographic, and fluoroscopic modalities, partially offset by increased material costs.
    The Industrial segment gross profit decreased primarily as a result of increased material costs, lower service revenue, and an unfavorable shift in product sales mix.
    During the first quarter of fiscal year 2023, we experienced a more balanced operating environment driven by good demand for certain products, an improved supply chain, and our internal supply chain initiatives. Our product sales mix for both segments, however, shifted during the quarter and we experienced a decrease in sales of higher margin, higher-end CT tubes and certain medical detectors, coupled with lower service revenue from Industrial, which typically also carries a higher margin profile. We believe this shift was a result of our customers being cautious in response to an uncertain economic environment and difficulty in fulfilling backlog due to ongoing supply chain challenges they face for certain components. These factors contributed to our lower total gross margin during the quarter.
Operating Expenses

	Three Months Ended
(In millions)	December 30, 2022	December 31, 2021	$ Change	% Change
Research and development	$20.0	$17.7	$2.3	13.0%
As a percentage of total revenues	9.7%	8.9%
Selling, general and administrative	$30.3	$33.1	$(2.8)	(8.5)%
As a percentage of total revenues	14.7%	16.6%
Operating expenses	$50.3	$50.8	$(0.5)	(1.0)%
As a percentage of total revenues	24.5%	25.6%
Research and Development
    We are committed to investing in the business to support long-term growth and believe long-term research and development expenses of approximately 8% to 10% of annual revenues is the appropriate range that will allow us to innovate and bring new products to market for our global OEM customers. Research and development costs increased to 9.7% of revenues for the first quarter of fiscal year 2023, primarily due to increased spending on labor and material costs supporting research and development initiatives.
Selling, General and Administrative
    Selling, general and administrative expenses for the first quarter of fiscal year 2023 decreased $2.8 million and decreased to 14.7% of total revenues, primarily due to decreased restructuring costs and incentive compensation compared to the prior year.

Interest and Other Expense, Net
    The following table summarizes the Company’s interest and other expense, net:

	Three Months Ended
(In millions)	December 30, 2022	December 31, 2021	$ Change
Interest income	$0.5	$—	$0.5
Interest expense	(7.5)	(9.9)	2.4
Other expense, net	(0.6)	(0.8)	0.2
Interest and other expense, net	$(7.6)	$(10.7)	$3.1
    Interest and other expense, net decreased in the first quarter of fiscal year 2023 compared to the first quarter of 2022. Interest expense decreased due to the redemption of $27 million of our Senior Secured Notes in March 2022, reduced fees on the ABL Facility agreement, and reduced interest expense due to the adoption of ASU 2020-06. See Note 1, Summary of Significant Accounting Policies, "Recently Adopted Accounting Pronouncements" for further details concerning the adoption of ASU 2020-06. Other expense, net decreased due to increased income in certain investments in privately-held companies and equity investments, partially offset by increased foreign exchange expense. Interest income increased primarily due to an increase in investments made into marketable debt securities.
Taxes on Income
    For the three months ended December 30, 2022 we recognized income tax expense of $2.2 million on $5.4 million of pre-tax income. For the three months ended December 31, 2021 we recognized income tax expense of $1.7 million on $3.3 million of pre-tax income. Our tax expense for the three months ended December 30, 2022 increased primarily due to increased pre-tax income in certain jurisdictions, valuation allowance positions in the United States on deferred tax attributes, and losses in certain foreign jurisdictions for which no benefit can be recorded.
Liquidity and Capital Resources
    We assess our liquidity in terms of our ability to generate cash to fund our operations, including working capital and investing activities. We believe that our operating cash flow, cash on our balance sheet and availability under our ABL Facility are sufficient to meet our anticipated operating cash needs for at least the next 12 months and will be sufficient to allow us to continue to invest in our existing businesses, consummate strategic acquisitions and manage our capital structure on a short and long-term basis. We are currently not aware of any trends or demands, commitments, events, or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way that will impact our capital needs during or beyond the next 12 months. The maximum availability under our ABL Facility is $100.0 million; however, the borrowing base under the ABL Facility fluctuates from month-to-month depending on the amount of eligible accounts receivable, inventory, and real estate. As of December 30, 2022 the amount available under our ABL Facility was $92.0 million, and the ABL Facility remains undrawn. See Part II, Item 1A – “Risk Factors” for a further discussion. At December 30, 2022 we had total debt of $442.9 million net of discounts and deferred issuance costs of $6.8 million.
Cash and Cash Equivalents, Certificates of Deposit and Marketable Securities
    The following table summarizes our cash and cash equivalents, certificates of deposit and marketable securities:

(In millions)	December 30, 2022	September 30, 2022	$ Change
Cash and cash equivalents	$81.5	$89.4	$(7.9)
Certificates of deposit not included in cash and cash equivalents	7.1	7.2	(0.1)
Marketable securities not included in cash and cash equivalents	19.1	16.7	2.4
Total	$107.7	$113.3	$(5.6)

Borrowings
    The following table summarizes the changes in our debt outstanding:

	December 30, 2022	September 30, 2022
(In millions, except for percentages)	Amount	Amount	$ Change
Current maturities of long-term debt
Other debt	$2.1	$2.1	$—

Non-current maturities of long-term debt:
Convertible Senior Unsecured Notes	$200.0	$200.0	$—
Senior Secured Notes	243.0	243.0	—
Other debt	4.6	4.6	—
Total non-current maturities of long-term debt:	$447.6	$447.6	$—

Unamortized issuance costs and debt discounts
Unamortized discount - Convertible Notes(1)	$—	$(28.7)	$28.7
Unamortized issuance costs - Convertible Notes(1)	(3.5)	(3.1)	(0.4)
Unamortized issuance costs - Senior Secured Notes	(3.3)	(3.5)	0.2
Total	$(6.8)	$(35.3)	$28.5
Total debt outstanding, net	$442.9	$414.4	$28.5
(1) In connection with the adoption of ASU 2020-06, the unamortized discount related to the Convertible Notes was derecognized and the carrying value of the issuance costs was adjusted in the first quarter of fiscal year 2023. Refer to Note 1, Summary of Significant Accounting Policies for further details.
Cash Flows

	Three Months Ended
(In millions)	December 30, 2022	December 31, 2021
Net cash flow (used in) provided by:
Operating activities	$(3.7)	$10.8
Investing activities	(3.7)	(2.6)
Financing activities	(0.4)	5.0
Effects of exchange rate changes on cash and cash equivalents and restricted cash	—	(0.1)
Net (decrease) increase in cash and cash equivalents and restricted cash	$(7.8)	$13.1
    Net cash (used in) provided by operating activities. Net cash (used in) provided by operating activities was $(3.7) million and $10.8 million for the three months ended December 30, 2022 and December 31, 2021, respectively. The decrease in cash provided by operating activities was primarily due to reduced collections from accounts receivable in the quarter and reduced payments for accounts payable, partially offset by decreased purchases of inventory when compared to the three months ended December 31, 2021.
    Net cash used in investing activities. Net cash used in investing activities was $3.7 million and $2.6 million for the three months ended December 30, 2022 and December 31, 2021, respectively. The increase in cash used in investing activities was primarily due to the purchase of marketable equity and debt securities during the three months ended December 30, 2022, partially offset by the settlement of net investment hedges.
    Net cash (used in) provided by financing activities. Net cash (used in) provided by financing activities was $(0.4) million and $5.0 million for the three months ended December 30, 2022 and December 31, 2021, respectively. The increase in cash used in financing activities was primarily due to no proceeds from the exercise of stock options during the three months ended December 30, 2022 when compared to the three months ended December 31, 2021.

Contractual Obligations
    In October 2013, we entered into an amended agreement with dpiX and other parties that, among other things, provides us with the right to 50% of dpiX’s total manufacturing capacity produced after January 1, 2014. The amended agreement requires us to pay for 50% of the fixed costs (as defined in the amended agreement), as determined at the beginning of each calendar year. In January 2023, the fixed cost commitment was determined to be $13.1 million through the remainder of calendar year 2023. The amended agreement will continue unless the ownership structure of dpiX changes (as defined in the amended agreement).
    In October 2015, pursuant to a Domination and Profit and Loss Transfer Agreement (the “MeVis Agreement”), we committed to pay the noncontrolling shareholders of MeVis an annual recurring net compensation of €0.95 per MeVis share. The annual net payment will continue for the life of the MeVis Agreement, which we anticipate will continue for as long as we remain as the controlling shareholder of MeVis. As of December 30, 2022, noncontrolling shareholders together held approximately 0.5 million shares of MeVis, representing 26.3% of the outstanding shares.
    During the third quarter of fiscal year 2020, we entered into a purchase agreement with a supplier to acquire certain equipment and intellectual property from the supplier that is utilized to manufacture X-ray cables utilized in our products. The total consideration to be paid by us for the acquired assets is expected to be ¥1,084.7 million, subject to potential decreases for costs incurred by the Company. On April 14, 2022, we entered into a foreign currency hedge related to this Japanese Yen payment, which is expected to fix the purchase price of these assets at approximately $7.9 million. As of December 30, 2022, the Company has made payments totaling $6.4 million and estimates that our remaining cash payments to be made total $1.5 million.
    In fiscal year 2022, the Company entered into several agreements with a third-party company, whose stock is publicly traded on a foreign exchange. Under these agreements, the Company will make certain milestone payments of up to $5.0 million upon achievement of specified milestones. During fiscal year 2022, the first of these milestones was achieved and the Company paid $1.0 million to the third-party company, which was recorded in research and development in the Condensed Consolidated Statements of Operations. The remaining milestones are expected to be achieved in fiscal year 2023.
     In addition, the Company agreed to acquire, through two separate purchases, a fixed number of shares for approximately $5.0 million, representing 9.9% of the shares of the third-party company outstanding on the date the agreements were signed. The Company completed the acquisition of the first tranche of shares during fiscal year 2022 for approximately $2.4 million and the second tranche of shares during the first quarter of fiscal year 2023 for approximately $2.7 million. The Company has recorded this investment as marketable equity securities, which is included in other assets on the Condensed Consolidated Balance Sheets.
Contingencies
    From time to time, we are a party to or otherwise involved in legal proceedings, government inspections, investigations, customs and duty audits, and other claims and contingency matters, both inside and outside the United States, arising in the ordinary course of our business or otherwise. We accrue amounts for probable losses, to the extent they can be reasonably estimated, that we believe are adequate to address any liabilities related to legal proceedings as well as other loss contingencies that we believe will result in a probable loss (including, among other things, probable settlement value). A loss or a range of loss is disclosed when it is reasonably possible that a material loss will be incurred and can be estimated or when it is reasonably possible that the amount of a loss, when material, will exceed the recorded provision. We did not have any material contingent liabilities as of December 30, 2022 and September 30, 2022. Legal expenses are expensed as incurred.
Days Sales Outstanding
    Trade accounts receivable days sales outstanding (“DSO”) was 70 days at December 30, 2022 and 68 days at September 30, 2022. Our accounts receivable and DSO are impacted by a number of factors, including the timing of product shipments, collections performance, payment terms, the mix of revenues from different regions and the effects of economic instability.
Recent Accounting Standards or Updates Not Yet Effective
    See Note 1, Summary of Significant Accounting Policies, of the accompanying Notes to the Condensed Consolidated Financial Statements for a description of recent accounting standards, including the expected dates of adoption and the estimated effects on our condensed consolidated financial statements.
Backlog
    Backlog is the accumulation of all orders for which revenues have not been recognized and are still considered valid. Backlog also includes a small portion of billed service contracts that are included in deferred revenue. Our estimated total backlog at December 30, 2022 was approximately $405 million.

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
Foreign Currency Exchange Rate Risk
    A significant portion of our customers are outside the United States, while our financial statements are denominated, and our products are generally priced in U.S. Dollars. A strong U.S. Dollar may result in pricing pressure for our customers that are located outside the United States and that conduct their businesses in currencies other than the U.S. Dollar. Such pricing pressure has caused, and could continue to cause, some of our customers to ask for discounted prices, delay purchasing decisions, or consider moving to in-sourcing supply of components or migrating to lower cost alternatives. In addition, because our business is global and some payments may be made in local currency, fluctuations in foreign currency exchange rates can impact our revenues and expenses and/or the profitability in U.S. Dollars of products and services that we provide or purchase in foreign markets.
    We may enter into foreign currency forward and option contracts with financial institutions to protect against foreign exchange risks associated with certain existing assets and liabilities, net investments in foreign subsidiaries, and forecast purchases denominated in foreign currencies. We may hedge portions of forecasted foreign currency exposure, typically for one to three months. In addition, we hold cross-currency swaps between the Euro and U.S. Dollar as a net investment hedge of our acquisition of Direct Conversion. Depending on the spot rate between the Euro and U.S. Dollar at the time of settlement and whether we have sufficient Euros available, we may have to borrow incrementally in U.S. Dollars to settle this obligation. Additionally, we may choose not to hedge certain foreign exchange exposures for a variety of reasons including, but not limited to, accounting considerations, the prohibitive economic cost of hedging particular exposures, or due to natural offsets among the different exposures. See Note 6, Financial Derivatives and Hedging Activities, of the Notes to the Condensed Consolidated Financial Statements for further information.
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
Interest Rate Risk
    Borrowings under our ABL Facility bear interest at floating interest rates. At December 30, 2022, we had no borrowings subject to floating interest rates. See Note 10, Borrowings, of the Notes to the Condensed Consolidated Financial Statements for further information.
    Our exposure to interest rate risk also relates to our interest-bearing assets, primarily our cash and cash equivalents and marketable securities. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fluctuate due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates.

Commodity Price Risk
    We are exposed to market risks related to volatility in the prices of raw materials used in our products. The prices of these raw materials fluctuate in response to changes in supply and demand fundamentals and our product margins and level of profitability tend to fluctuate with changes in these raw materials prices. We try to protect against such volatility through various business strategies. During the three months ended December 30, 2022, we did not have any commodity derivative instruments in place to manage our exposure to price changes.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
    Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluation the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer, have concluded that our disclosure controls and procedures were effective as of December 30, 2022.
Changes in Internal Control Over Financial Reporting
    There were no changes in our internal control over financial reporting during the quarter ended December 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
    We are subject to various claims, complaints and legal actions in the normal course of business from time to time. We are not aware of any currently pending litigation for which the outcome could have a material adverse effect on our operations or financial position.
Item 1A. Risk Factors
Summary of Principal Risk Factors
    Investing in Varex Imaging Corporation ("we," "our," "us," the "Company," "Varex," or "Varex Imaging") common stock involves risks. See below and Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risks for a discussion of the following principal risks and other risks that make an investment in Varex speculative or risky:
•The global economy has been adversely impacted by economic instability and geopolitical tensions that have in the past adversely affected, and could in the future continue to adversely affect, our business, financial condition, operating results, cash flows and stock price.
•We sell our products and services to a limited number of original equipment manufacturer (“OEM”) customers, many of which are also our competitors, and a reduction in or loss of business of one or more of these customers may materially reduce our sales.
•We may not be able to accurately predict customer demand or delivery schedules for our products.
•We compete in highly competitive markets, and we may lose business to our customers or other companies with greater resources or with greater abilities to develop more effective technologies, or we could be forced to reduce our prices.
•Our success depends on the successful acquisition, development, introduction, and commercialization of new lines of business, new technologies, new generations of products and enhancements to or simplifications of existing product lines.
•More than half our revenue is generated from customers located outside the United States and is subject to global, regional, and country-specific economic instability, shifting political environments, changing tax treatment, and other risks associated with international operations and sales that could materially and adversely impact our business and financial results.
•COVID-19 has adversely impacted our operations, cash flow, and financial position, and in the future we could continue to be adversely impacted by the COVID-19 pandemic and continuing economic disruptions.
•It has become more difficult to attract and retain employees, which has impacted, and is likely to continue to impact, our ability to develop and manufacture products and operate our business.
•We may be unable to complete future acquisitions or realize expected benefits from acquisitions of or investments in new business, products, or technologies, which could harm our business.
•Warranty claims may materially and adversely affect our business.
•Product defects or misuse may result in material product liability or professional errors and omissions claims, litigation, investigation by regulatory authorities, or product recalls that could harm our future revenues and require us to pay material uninsured claims.
•We are exposed to credit risk and fluctuations in the values of our investment portfolio.
•Our business is subject to evolving Environmental, Social, and Governance (“ESG”) requirements and stakeholder expectations that could expose us to numerous risks.
•A disruption at our manufacturing facilities, as well as fluctuating manufacturing costs, could materially and adversely affect our business.
•Our competitive position would be harmed if we are not able to maintain our intellectual property rights and protecting our intellectual property and defending against infringement claims can be costly.
•Disruption of critical information systems or material breaches in the security of our systems may materially and adversely affect our business and customer relations.
•Changes in import/export regulatory regimes, tariffs, and national policies could continue to negatively impact our business.
•Compliance with laws, regulations, certifications and registrations across the globe applicable to the marketing, manufacturing, sale, and distribution of our products and to our operations generally, may be costly, and failure to comply may result in our inability to sell products, unfavorable legal proceedings, significant penalties and other harm to our business.

•Initiation of legal proceedings, defense against legal proceedings and unfavorable results of legal proceedings could materially and adversely affect our financial results.
•We have significant debt obligations and could incur additional debt that could adversely affect our business, profitability, liquidity, credit rating, and ability to meet our obligations.
•Conversion of the Convertible Notes may dilute the ownership interest of our stockholders or may otherwise depress the market price of our common stock or may adversely affect our financial condition and operating results, and certain hedging positions we entered may affect the value of the Convertible Notes and the volatility and value of our common stock.
•Our Asset-Based Loan credit facility and the indenture governing our Senior Secured Notes impose significant operating and financial restrictions that may limit current and future operating flexibility, and make it difficult to respond to economic or industry changes or to take certain actions, which could harm our long-term interest.
•Liabilities related to our operations when we were part of Varian Medical Systems, Inc., a Siemens Healthineers Company ("Varian"), or liabilities associated with the spin-off from Varian, could materially and adversely affect our business, financial condition, results of operations, and cash flows.
    The following risk factors and other information included in this Quarterly Report on Form 10-Q (this "Quarterly Report") should be carefully considered. Although the risk factors described below are the ones management deems significant, additional risks and uncertainties not presently known to us or that we presently deem not material may also adversely affect our business operations. If any of the following risks or additional risks and uncertainties actually occur, our business, operating results, and financial condition could be adversely affected.
Risks Relating to Our Business
The global economy has been adversely impacted by economic instability and geopolitical tensions that have in the past adversely affected, and could in the future continue to adversely affect, our business, financial condition, operating results, cash flows and stock price.
    In many markets where we operate, global economic instability and geopolitical tensions have contributed to volatility in commodity prices, and in the credit and capital markets; market, supply chain, and inventory disruptions; sustained inflation; exchange rate volatility; the imposition of sanctions and countermeasures; an energy crisis in Europe; and increased likelihood of new and unfavorable trade regulations. These conditions have shrunk capital equipment budgets, slowed decision-making and made it difficult for our customers and vendors to accurately forecast and plan future business activities. This, in turn, has caused our customers to be more cautious with, and sometimes freeze, delay, or dramatically reduce purchases and capital project expenditures. Some countries have adopted and may in the future adopt austerity or stimulus programs that could negatively affect our results from period to period. We have experienced, and continue to experience, difficulties in obtaining materials used to build our products and these difficulties have in the past impacted, and could in the future impact, our ability to deliver finished products to our customers. We believe that it will continue to be difficult to obtain certain materials throughout fiscal year 2023. We have used more of our inventory on hand than we have used historically and are purchasing materials that are critical to our processes, often at higher costs. Shortages of materials, particularly micro-controller chips and associated electronic components, have caused and may continue to cause, delays in manufacturing products for our customers. In some cases, raw material shortages and delivery delays from our suppliers are communicated to us with very little advanced warning, which has caused operational and customer order fulfillment challenges. During fiscal year 2022 and the first quarter of fiscal year 2023, inventory levels increased, however, uneven component flow and delayed deliveries impacted our ability to finish products resulting in higher inventory count. If our actions to mitigate such challenges are not successful, material shortages could slow or cause us to temporarily stop production of certain products. Production delays have had and could continue to have a material adverse effect on our business and results of operations. For example, if we are unable to deliver products to our customers without unreasonable delay, those customers may seek alternative suppliers or decide to in-source certain products. Further, our competitors with greater financial resources may be better able to restructure their manufacturing and supply chains in response to geopolitical and economic trends and thereby have a competitive advantage over us.
    In addition to material shortages, supply chain logistics have become more challenging, could remain challenging, and result in higher costs and efforts. Our ability to move unfinished goods and finished products around the world has been and continues to be impacted by the decreased availability of global transportation networks. We have been and continue to be subject to price increases on both the components used to make our products, and for moving unfinished goods and finished products across the globe. Increased freight charges and shipping delays have also become more common during the pandemic and are expected to continue into the foreseeable future. If we are not able to mitigate these price increases and/or raise prices for our products, our operations, cash flow, and financial position could continue to be adversely impacted. See Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information regarding the risks related to supply chain disruptions and logistical challenges on our business.

    Inflation has the potential to increase our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers. The existence of sustained inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, increased shipping costs, supply shortages, increased costs of labor, weakening exchange rates and other similar effects. As interest rates rise to address inflation or otherwise, we may experience further increases in capital and other costs.
    Changes in monetary or other policies in the United States and abroad, including efforts to combat inflation, economic and/or political instability, or in reaction thereto, could affect foreign currency exchange rates. Furthermore, if one or more European countries were to replace the Euro with another currency, our sales in these countries, or in Europe generally, would likely be materially and adversely affected until stable exchange rates are established. Our products are generally priced in U.S. Dollars. Because our business is global and some payments may be made in local currency, fluctuations in foreign currency exchange rates can impact our results by affecting product demand and purchasing decisions, revenues and expenses, and/or the profitability in U.S. Dollars of products and services that we provide in foreign markets.
    Although we may take measures to mitigate the impact of inflation and exchange rate fluctuation, if these measures are not effective, our business, financial condition, results of operations and liquidity could be materially adversely affected. Even if such measures are effective, the benefits of such measures may not be realized until after the costs of inflation have been incurred.
    Additionally, fluctuations in commodities prices could materially and adversely affect our performance. Rising commodities prices have in the past increased, and may in the future increase, our costs and those of our medical OEM customers, which could in turn result in reduced demand for our products or impact our financial results. Further, our security product revenues from oil-producing countries, in which we have a significant customer base, have in the past suffered as a result of volatility in oil prices and remain sensitive to fluctuations in the future.
    The uncertain economic environment has also impacted, and may in the future continue to impact, our service business, as customers’ constrained budgets may result in pricing pressure, extended warranty provisions, and even cancellation of service contracts. In addition, concerns over continued economic instability could make it more difficult for us to collect outstanding receivables. A weak or deteriorating healthcare market would inevitably materially and adversely affect our business, financial conditions, and results of operations.
We sell our products and services to a limited number of OEM customers, many of which are also our competitors, and a reduction in or loss of business of one or more of these customers may materially reduce our sales.
    We sell our products to a limited number of OEM customers, many of which are also our competitors with in-house X-ray component manufacturing operations. We had one customer during the three months ended December 30, 2022 that accounted for 20% of our revenue. Our ten largest customers as a group accounted for approximately 55% and 50% of our revenue for the three months ended December 30, 2022 and December 31, 2021, respectively. Although we seek to broaden our customer base, we will continue to depend on sales to a relatively small number of major customers. Because we often take significant time to replace lost business, it is likely that our operating results would be materially and adversely affected if one or more of our major OEM customers were to cancel, delay, or reduce orders in the future.
    Furthermore, we generate significant accounts receivables from the sale of our products and the provision of services directly to our major customers. We had one customer during the three months ended December 30, 2022 that accounted for 9.2% of our accounts receivable. If one or more of these customers were to cancel a product order or service contract (whether in accordance with its terms or otherwise), become insolvent or otherwise be unable or fail to pay for our products and/or services, our operating results and financial condition could be materially and adversely affected.

We may not be able to accurately predict the demand or delivery schedules for our products.
    End-user product demand, economic uncertainties, the COVID-19 pandemic, natural disasters, armed conflict, geopolitical tensions, and other matters beyond our control make it difficult for our customers to accurately forecast and plan future business activities; which makes it difficult for us to accurately predict the demand for our products. Because the manufacture of our products requires some lead-time, changes in customer purchasing forecasts have previously impacted our business, resulting in excess inventory and slowdowns in sales. Similar inventory adjustments and slowdowns in sales are likely to occur in the future. Changes to customer forecasts can occur on short notice. Our customers also face inherent competitive issues and new product introduction delays which can result in changes in forecasts. The market and regulatory risks faced by our customers also ultimately impact our ability to forecast future business. Our agreements for imaging components contain purchasing estimates that are typically based on our customers’ forward-looking forecasts rather than firm commitments, and actual purchasing volumes under the agreements may vary significantly from these estimates. The variation from forecasted purchasing volume may be due, in part, to the increasing life of X-ray tubes, which can result in reduced demand for replacement X-ray tubes in ways we may not be able to accurately forecast. Reductions in purchasing patterns have in the past and may in the future materially and adversely affect our operating results. In the past, decreased economic activity associated with the COVID-19 pandemic had a significant negative impact on the demand for our industrial products and a similar impact could occur again.
We compete in highly competitive markets, and we may lose business to our customers or other companies with greater resources or with greater abilities to develop more effective technologies, or we could be forced to reduce our prices.
    We compete in markets characterized by rapidly-evolving technology, intense competition and pricing pressure. We often compete with companies that have greater financial, marketing and other resources than us. Some of the major diagnostic imaging systems companies, which are the primary OEM customers for our X-ray imaging components, also manufacture X-ray imaging components, including X-ray tubes, for use in their own imaging systems products. We must compete with these in-house manufacturing operations for business. If these customers manufacture a greater percentage of their components in-house or otherwise decrease purchases from external sources, which may occur for a number of reasons, including a strong U.S. Dollar, rising interest rates or a general economic slowdown, we could experience reductions in purchasing volume by, or loss of, one or more of these customers. Such a reduction or loss may have a material and adverse effect on our business. In addition, we compete against other stand-alone, independent X-ray tube manufacturers for both the OEM business of major diagnostic imaging equipment manufacturers and the independent servicing business for X-ray tubes.
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
    We operate in a market characterized by rapid change and technological innovation, particularly with respect to flat panel technology. Our customers use our products in their medical diagnostic, security, and industrial imaging systems, and we must continually introduce new products at competitive costs while also improving existing products with higher quality, lower costs, and increased features. To be successful, we must anticipate our customers’ needs and demands, as well as potential shifts in market preferences. Our failure to do so has in the past resulted, and may in the future result, in the loss of customers and an adverse impact to our financial performance. When the U.S. Dollar is strong compared to the operating currencies of our international customers, our ability to meet such customers’ pricing expectations is particularly challenging and may result in erosion of product margin and market share.
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
•prove the feasibility of new products;
•identify complementary technologies or intellectual property and, where appropriate, negotiate and maintain related licensing agreements or other arrangements to facilitate development of new products and product enhancements and simplifications;
•properly manage and control research and development costs;
•limit the time required from proof of feasibility to routine production;
•timely and efficiently comply with internal quality assurance systems and processes;
•limit the timing and cost of regulatory approvals;
•adequately protect the underlying intellectual property and, where licensed or jointly developed, ensure the continuity of our use of such intellectual property for the manufacture, sale and distribution of new products and product enhancements or simplifications;
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

More than half of our revenue is generated from customers located outside the United States, and is subject to global, regional, and country-specific economic instability, shifting political environments, changing tax treatment, and other risks associated with international operations and sales that could materially and adversely affect our business and financial results.
    We conduct business globally. Revenues generated from customers located outside the United States accounted for approximately 64% and 70% of our total revenues for the three months ended December 30, 2022 and December 31, 2021, respectively. As a result, we must provide significant service and support globally. We intend to continue to expand our presence in international markets and expect to expend significant resources in doing so. We cannot be sure that we will be able to meet our sales, service, and support objectives or obligations in these international markets or recover our investment in these international markets. Our future results could be harmed by a variety of factors, including:
•currency fluctuations, and in particular the strength of the U.S. Dollar (which is our functional and reporting currency) relative to many currencies, which have adversely affected, and may in the future adversely affect our financial results and cause some customers to delay purchasing decisions, move to in-sourcing supply, migrate to lower cost alternatives, or ask for discounts;
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
COVID-19 has adversely impacted our operations, cash flow, and financial position, and in the future we could continue to be adversely impacted by the COVID-19 pandemic and continuing economic disruptions.
    The pandemic caused by the spread of COVID-19 adversely impacted our operations, cash flow, and financial position. The pandemic created significant volatility, uncertainty and economic disruption that could continue into the future. In addition, in part due to the COVID-19 pandemic, we have observed an overall tightening and increasingly competitive labor market, which has resulted in increased wages offered by other employers and voluntary attrition of employees in the industry, making it more difficult to recruit, hire, and retain talent. New or continuing outbreaks of COVID-19 could have a negative impact on our business, future operating results, cash flows and financial condition. Local government lockdowns or prohibitions on travel could adversely affect our ability to manufacture or sell our products or to provide service to our customers or to meet and build relationships with customers, suppliers, or other third parties. For example, the Chinese government has in the past closed, and, in light of surging infection and morbidity rates in China from the easing of China’s zero COVID-19 policy, may in the future close, our factory in China for extended periods of time to combat COVID-19 infection rates in the region. Even though the effects of COVID-19 have been lessening worldwide, a resurgence of COVID-19 or other infections variants could have an adverse impact on our operating results, cash flows and financial condition. See Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information regarding the risks related to COVID-19 on our business.

It has become more difficult to attract and retain employees, which has impacted, and is likely to continue to impact, our ability to develop and manufacture products and operate our business.
    Our future success depends, to a great degree, on our ability to retain, attract, expand, integrate, and train our management team and other key personnel, such as qualified engineering, service, sales, marketing, manufacturing and other staff. We compete for key personnel with other medical equipment and software manufacturers and technology companies, as well as universities and research institutions. Competition for qualified personnel has increased over the past years. As a result of the COVID-19 pandemic, we have observed an overall tightening and increasingly competitive labor market, which has resulted in increased wages offered by other employers and voluntary attrition of employees in the industry, making it more difficult to recruit, hire, and retain talent. Because competition is intense, particularly in Utah, where unemployment rates are relatively low, compensation-related costs have and could continue to increase significantly. If we are unable to hire and train qualified personnel, we may not be able to maintain or expand our business.
    Additionally, our U.S.-based employees, including our senior management team, work for us on an at-will basis and there is no assurance that any such employee will remain with us. Replacing key employees, including our Chief Executive Officer, and management personnel may be difficult or costly and may take an extended period of time because of the limited number of individuals in our industry and where we are located with the breadth of skills and experience that we require. Further, in 2021 and into 2022, the labor market in the U.S. experienced significant increases in workers leaving their positions (often referred to as the "Great Resignation"), which made the market to replace these individuals competitive and resulted in significant wage inflation in response to labor shortages. During the Great Resignation, we have faced and may continue to face increased challenges of employee attraction and retention. To the extent we hire employees from competitors, we also may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information.
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
    We participate in joint ventures and other investments in privately-held and publicly traded companies. For example, we hold a 40% ownership interest in dpiX LLC, our major supplier of our amorphous silicon-based thin film transistor arrays for flat panels used in our digital image detectors, and a 50% interest in VEC Imaging GmbH & Co. KG, a joint venture formed to develop technology for use in X-ray imaging components and we recently invested in another X-ray imaging components technology company. These and other investments are subject to risk of loss of investment capital as well as losses associated with contributed or jointly developed intellectual property. These types of investments are inherently risky, in some instances because the markets for the technologies or products these companies have under development may never materialize or may underperform relative to our expectations. If these companies do not succeed, we could lose some or all of our investment in these companies. In addition, we may incur significant costs and management resources to enforce our rights, protect our intellectual property and other assets, address disputes that have arisen or may arise, and/or unwind, dispose of or terminate our arrangements with respect to these investments. There is no guarantee that the time and money invested by us in these projects, or jointly developed intellectual property or product or product enhancements will yield the expected returns.
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
    Our investments can be negatively affected by liquidity, credit deterioration, financial results, market and economic conditions, political risk, sovereign risk, interest rate fluctuations or other factors. As a result, the value and liquidity of our cash, cash equivalents and marketable securities may fluctuate substantially. Therefore, although we have not realized any significant losses on our cash, cash equivalents and marketable securities, future fluctuations in their value could result in significant losses and could have a material adverse impact on our financial condition and operating results. See Quantitative and Qualitative Disclosures about Market Risks for more information regarding the risks related to credit risks and fluctuations on our business.

Our business is subject to evolving ESG requirements and stakeholder expectations that could expose us to numerous risks.
    Regulators, customers, consumers, investors, and other stakeholders are increasingly focusing on ESG issues and related disclosures. Changing ESG requirements and stakeholder expectations, including ESG requirements set forth in customer procurement policies, have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. For example, developing and acting on ESG initiatives, and collecting, measuring, and reporting ESG information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards, including the SEC’s proposed climate-related reporting requirements. We may also communicate certain ESG initiatives and goals in our SEC filings or in other public disclosures. These initiatives and goals could be difficult and expensive to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and we could be criticized for the accuracy, adequacy, or completeness of the disclosure of our ESG initiatives. Further, statements about our ESG initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives or goals, or for any revisions to these goals. If our ESG-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our ESG goals on a timely basis, or at all, our reputation, business, financial performance and growth could be adversely affected.
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
    As discussed under the heading "Risks Relating to Our Business" above, supply chain disruptions have had, and will likely continue to have, an impact on our ability to manufacture our products. We have experienced delays in receiving materials used to make our products due both to material shortages and shipping delays. These delays are likely to continue.
    Material shortages have caused, and could continue to cause, us to temporarily stop production of certain products or miss opportunities to pursue additional product sales. If we are unable to obtain the materials necessary to make our products or if we must pay more for those materials, it could have a material adverse effect on our business and financial results.
    We obtain some of the components included in our products from a limited group of suppliers or from sole-source suppliers, such as wave guides for industrial linear accelerators, transistor arrays, cesium iodide coatings and specialized integrated circuits for flat panel detectors, X-ray tube targets, housings, glass frames, high-voltage cable, bearings and various other components. For example, our major supplier of our amorphous silicon-based thin film transistor arrays for flat panels used in our digital image detectors is dpiX LLC. Although we hold a 40% ownership interest in dpiX, we do not have majority voting rights or the power to direct the activities of dpiX. In addition, Varian is our sole source supplier for a key component in linear accelerators used in our security and inspection products subsystems, which are specially made for us. If current suppliers cease producing these or other components, there can be no assurance that the components will be available from other suppliers on reasonable terms or at all.
    If we lose any of these limited- or sole-source suppliers, if their operations are substantially interrupted, or if any of them fail to meet performance or quality specifications or delivery deadlines, we may be required to obtain and qualify one or more replacement suppliers or to manufacture the components internally. Such an event (1) may then also require us to redesign or modify our products to incorporate new parts and/or further require us to obtain clearance, qualification, or certification of these products, including by the FDA, or obtain other applicable regulatory approvals in other countries, or (2) could significantly increase costs for the affected products and cause material delays in delivery of those and other related products. In addition, manufacturing capacity limitations of any of our suppliers or other inability of these suppliers to meet increasing demand or delivery deadlines could limit growth opportunities for the affected product lines and damage customer relationships. Shortage of, and greater demand for, components and subassemblies could also increase manufacturing costs if the supply/demand imbalance increases the price of the components and subassemblies. Any of these events could materially and adversely affect our business and financial results. If we decide to manufacture a component that was previously purchased from an external supplier, we may not be able to manufacture the component as efficiently as the external supplier and may experience delays or problems in successfully manufacturing the component, which could materially and adversely affect our ability to manufacture and supply products to customers.

Shortages, changes in source of, and increases in prices for, raw materials have negatively impacted our ability to manufacture products, have caused delays, and have increased our cost of goods.
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
    We are required to disclose (1) the presence in our products of certain metals known as “conflict minerals,” which are metals mined from the Democratic Republic of the Congo and adjoining countries, and (2) procedures regarding our efforts to identify the sourcing of those minerals from this region. Our complex supply chain may inhibit our ability to sufficiently verify the origins of the relevant minerals used in our products through the due diligence procedures that we implement, which may harm our reputation. In addition, we may encounter challenges in satisfying customers who require that all of the components of our products are certified as conflict-free, which could place us at a competitive disadvantage if we are unable to do so. Moreover, complying with these rules requires investigative efforts, which has and will continue to cause us to incur associated costs and could materially and adversely affect the sourcing, supply, and pricing of materials used in our products or result in process or manufacturing modifications, all of which could materially and adversely affect our results of operations.
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
    We design, manufacture, sell, and service Linatron® X-ray linear accelerators, image-processing software, and image detection products for security and inspection, such as cargo screening at ports and borders and nondestructive examination for a variety of applications, as well as industrial applications. We generally sell security and inspection products to OEMs who incorporate our products into their inspection or irradiation systems and processes, which are then sold to customs and other government agencies, as well as to commercial organizations in the casting, power, aerospace, chemical, petrochemical, and automotive industries. We believe growth in our security and inspection products will be driven by security cargo screening and border protection needs, as well as by the needs of customs agencies to verify shipments for assessing duties and taxes. This business is heavily influenced by domestic and international government policies on border and port security, political change, and government budgets. Orders for our security and inspection products have been and may continue to be unpredictable, as governmental agencies may place large orders with us or our OEM customers in a short time period and then may not place any orders for a long time period thereafter. Because it is difficult to predict our OEM customer delivery, the actual timing of sales and revenue recognition varies significantly.
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
Our international manufacturing operations subject us to volatility and other risks, including high security risks, which could result in harm to our employees and contractors or substantial costs.
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
•difficulties in enforcing contracts and protecting intellectual property, including in connection with our joint ventures;
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

Our operations are vulnerable to interruption or loss due to natural or other disasters, the effects of climate change, power loss, strikes, and other events beyond our control.
    We conduct some of our activities, including manufacturing, research and development, administration, and data processing at facilities located in areas that have in the past experienced or may in the future experience natural disasters. Our insurance coverage for such disasters may not be adequate or continue to be available at commercially-reasonable terms, or at all. A major disaster (such as a major fire, hurricane, earthquake, flood, tsunami, volcanic eruption or terrorist attack) or a climate change-related event affecting our facilities, or those of our suppliers, could significantly disrupt our operations and delay or prevent product manufacture and shipment during the time required to repair, rebuild, or replace our or our suppliers’ damaged manufacturing facilities. These delays could be lengthy and costly. If any of our customers’ facilities are adversely affected by such a disaster or event, shipments of our products could be delayed. Additionally, customers may delay purchases of our products until our operations return to normal. For example, following the earthquake and tsunami disasters in Japan in 2011, the operations of Canon Medical Systems Corporation, our largest customer, were impacted, and, as a consequence, orders to and product shipment from our business were delayed for several months. Even if our suppliers or customers are able to quickly respond to such a disaster or event, the ongoing effects of such a disaster or event could create some uncertainty in the operations of our business. In addition, our facilities may be subject to a shortage of available electrical power and other energy supplies. Any shortages may increase our costs for power and energy supplies or could result in blackouts, which could disrupt the operations of our affected facilities and harm our business. Further, our products are typically shipped from a limited number of ports, and any disaster, strike, or other event blocking shipment from these ports could delay or prevent shipments and harm our business. In addition, concerns about terrorism, the effects of a terrorist attack, political turmoil, or an outbreak of epidemic diseases could have a negative effect on our business operations, those of our suppliers and customers, and the ability to travel, resulting in adverse consequences on our revenues and financial performance.
Risks Relating to our Intellectual Property and Information Systems
Our competitive position would be harmed if we are not able to maintain our intellectual property rights and protecting our intellectual property and defending against infringement claims can be costly.
    We file applications as appropriate for patents covering new products and manufacturing processes. We cannot be sure, however, that patents will be issued from any of our pending or future patent applications. We also cannot be sure that our current patents, the claims allowed under our current patents, or patents for technologies licensed to us will be sufficiently broad to protect our technology position against competitors. We also jointly develop intellectual property with third parties and seek to protect our rights to such intellectual property through licenses and other contractual arrangements. Issued patents owned by, or licensed to, us may be challenged, invalidated, or circumvented, and the rights granted under the patents, licenses or other contractual arrangements may not provide us with competitive advantages or otherwise protect our interests. Asserting our patent rights against others in litigation or other legal proceedings is costly and diverts managerial resources. An adverse finding in patent infringement litigation could adversely impact our competitive position. In addition, we may not be able to detect patent infringement by others or may lose our competitive position in the market before we are able to do so.
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
    There is a substantial amount of litigation over patent and other intellectual property rights in the industries in which we compete. Our competitors, like companies in many high technology businesses, continually review other companies’ activities for possible conflicts with their own intellectual property rights. In addition, non-practicing entities may review our activities for conflicts with their patent rights. Determining whether a product infringes on a party’s intellectual property rights involves complex legal and factual issues, and the outcome of this type of litigation is often uncertain. Parties may claim that we are infringing upon their intellectual property rights or that we are in breach of related licensing agreements or other contractual arrangements. We may not be aware of intellectual property rights of others that relate to our products, services, or technologies. From time to time, we have received notices from parties asserting infringement, and we have been subject to lawsuits alleging infringement of patent or other intellectual property rights. Any dispute regarding patents or other intellectual property, including with respect to breaches of licensing agreements or other contractual arrangements, could be costly and time consuming and could divert our management and key personnel from our business operations. We may not prevail in a dispute. We do not maintain insurance for intellectual property infringement, so costs of defense, whether or not we are successful in defending an infringement claim, will be borne by us and could be significant. If we are unsuccessful in defending or appealing an infringement claim or claims alleging other contractual breaches, we may be subject to significant damages, and our combined financial position, results of operations, or cash flows could be materially and adversely affected. We may also be subject to injunctions against development and sale of our products, the effect of which could be to materially reduce our revenues. Furthermore, a third party claiming infringement may not be willing to license our rights to us, and even if a third-party rights holder is willing to do so, the amounts we might be required to pay under the associated royalty or license agreement could be significant. We could decide to alter our business strategy or voluntarily cease the allegedly infringing actions rather than face litigation or pay a royalty, which could materially and adversely impact our business and results of operations.
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
    We use certain cloud-based software. A security breach, whether of our products, of our customers’ network security and systems, or of third-party hosting services could disrupt access to our customers’ stored information and could lead to the loss of, damage to, or public disclosure of our customers’ stored information, including patient health information. Such an event could have serious negative consequences, including possible patient injury, regulatory action, fines, penalties and damages, reduced demand for our solutions, an unwillingness of our customers to use our solutions, harm to our reputation and brand, and time-consuming and expensive litigation, any of which could have a material and adverse effect on our financial results.

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
    In the past, the United States has imposed tariffs on items imported from China and other countries that are incorporated into our products. Tariffs on items imported by us from China and other countries have increased our costs and have increased prices and lowered gross margins on some of our products, thereby having a direct adverse impact on our business and results of operations. China has imposed retaliatory tariffs that impact a number of our products, including U.S. origin X-ray tubes, heat exchange units, and certain flat panel detectors. The tariffs levied by China have increased our customers’ costs for products imported into China, which has caused us to make price concessions on some products and has caused some customers to stop purchasing our products. We expect that tariffs will continue to have a negative effect on our business and results of operations, including the possibility of continued price concessions or loss of business. Tariffs could limit our ability to compete for increased market share in China, which could cause our long-term prospects in China to suffer. In addition, future tariffs could have a more significant impact on our business. The imposition of additional tariffs by the United States could result in the adoption of additional tariffs by China and other countries, as well as further retaliatory actions by any affected country, which could negatively impact the global market for imaging equipment and could have a significant adverse effect on our business.
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
    Increasing tensions between China and Taiwan may cause the United States and/or China to impose higher tariffs, commence trade wars, move more quickly to reduce their dependence on each other’s goods, or enact boycotts against each other’s goods, this could cause significant disruptions in the markets and industries we serve, our supply chain, decrease demand from customers for the ultimate products using our solutions, and would materially harm our business, financial condition and results of operations.
A change in the percentage of our total earnings from international sales or additional changes in tax laws could increase our effective tax rate.
    Our effective tax rate is impacted by tax laws in both the United States and in foreign countries. Earnings from our international subsidiaries are generally taxed at rates that differ from U.S. rates. A change in the percentage of our total earnings from our international subsidiaries, a change in the mix of particular tax jurisdictions between our international subsidiaries, or a change in currency exchange rates could cause our effective tax rate to increase. Furthermore, while U.S. tax reform imposed a current tax on cumulative undistributed earnings, these earnings could also become subject to incremental foreign withholding or U.S. state taxes should they actually be remitted to the United States, in which case our financial results could be materially and adversely affected.
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
Compliance with foreign laws and regulations applicable to the marketing, manufacturing, and distribution of our products may be costly, and failure to comply may result unfavorable legal proceedings, in significant penalties and other harm to our business.
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
    Within the EU/EEA, we must obtain, and in turn affix, a CE mark certification, which is a European marking of conformity that indicates that a product meets the essential requirements of the EU's Medical Device Directive (“MDD”) and the EU Medical Device Regulations. Compliance with the MDD is done through a self-certification process that is then verified by an independent certification body called a “Notified Body,” which is an organization empowered by the legislature to conduct this verification. Once the CE mark is affixed, the Notified Body will regularly audit us to ensure that we remain in compliance with the applicable European laws and MDD. By affixing the CE mark to our product, we are certifying that our products comply with the laws and regulations required by the EU/EEA countries, thereby allowing the free movement of our products within these countries and others that accept CE mark standards. If we cannot support our performance claims and demonstrate compliance with the applicable European laws and the MDD, we would lose our right to affix the CE mark to our products, which would prevent us from selling our products within the EU/EEA/Switzerland territory and in other countries that recognize the CE mark. In April 2017, the European Commission adopted two regulations on medical devices that impose stricter requirements for placing medical devices in the EU market, as well as for Notified Bodies. These regulations have resulted in the limited availability of recognized Notified Bodies, which could delay our ability to obtain CE marks. We may be subject to risks associated with additional testing, modification, certification, or amendment of our existing market authorizations, or we may be required to modify products already installed at our customers’ facilities to comply with the official interpretations of these revised regulations.
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
Compliance with U.S. laws and regulations applicable to the marketing, manufacturing, and distribution of our products may be costly, and failure or delays in obtaining regulatory clearances or approvals or failure to comply with applicable laws and regulations could prevent us from distributing our products, require us to recall our products, or result in unfavorable legal proceedings, significant penalties or other harm to our business.
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
    We are subject to other laws in foreign countries where we conduct business. For example, within the EU, the control of unlawful marketing activities is a matter of national law in each of the member states. The member states of the EU closely monitor perceived unlawful marketing activity by companies. We could face civil, criminal, and administrative sanctions if any member state determines that we have breached our obligations under such state’s national laws. Industry associations also closely monitor the activities of member companies. If these organizations or authorities name us as having breached our obligations under their regulations, rules, or standards, our reputation would suffer, and our business and financial condition could be materially and adversely affected.

Certain of our products are subject to regulations relating to use of radioactive material, compliance with which may be costly, and a failure to comply with these regulations may materially and adversely affect our business.
    As a manufacturer and seller of medical devices and devices emitting radiation or utilizing radioactive by-product material, we and some of our suppliers and distributors are subject to extensive regulation by United States governmental authorities, such as the FDA, the Nuclear Regulatory Commission (“NRC”), and state and local regulatory agencies, which is intended to ensure the devices are safe and effective and comply with laws governing products which emit, produce, or control radiation. These regulations govern, among other things, the design, development, testing, manufacturing, packaging, labeling, distribution, import/export, sale, marketing, and disposal of our products. We are also subject to international laws and regulations that apply to manufacturers of radiation-emitting devices and products utilizing radioactive materials. These are often comparable to, if not more stringent than, the equivalent regulations in the United States.
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
    Typically, our OEM customers are responsible for obtaining 510(k) pre-market notification clearance on their systems that integrate our products. A substantial majority of our products are “Class I” devices that do not require 510(k) clearance, but we do produce software that is classified as a Class II device subject to 510(k) clearance. Unless an exception applies, we may be required by FDA regulations to obtain a 510(k) pre-market notification clearance in connection with the manufacture of a new medical device or a new indication for use of, or other significant change in, an existing currently marketed medical device before we can market or sell those products in the United States. Modifications or enhancements to a product that could significantly affect its safety or effectiveness, or that would constitute a major change in the intended use of the device, technology, materials, labeling, packaging, or manufacturing process also require a new 510(k) clearance. Although manufacturers make the initial determination whether a change to a cleared device requires a new 510(k) clearance, we cannot ensure that the FDA will agree with our decisions not to seek additional approvals or clearances for particular modifications to our products or that we will be successful in obtaining new 510(k) clearances for modifications. Obtaining clearances or approvals is time consuming, expensive, and uncertain. We may not be able to obtain the necessary clearances or approvals or may be unduly delayed in doing so, which could harm our business. Furthermore, even if we are granted regulatory clearances or approvals, they may include significant limitations on the indicated uses of the product, which may limit the market for the product. If we are unable to obtain required FDA clearance or approval for a product or are unduly delayed in doing so, or the uses of that product were limited, our business could suffer.
Initiation of legal proceedings, defense against legal proceedings, and unfavorable results of legal proceedings could materially and adversely affect our financial results.
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

    If a legal proceeding were ultimately resolved against us, it could result in significant compensatory damages, and, in certain circumstances, punitive damages, disgorgement of revenue or profits, remedial corporate measures, or injunctive relief imposed on us and, in certain cases, potential civil or criminal action, including against our employees, officers or directors, for which we may be required to, or we may elect to, provide indemnification. If our existing insurance does not cover the amount or types of damages awarded, or if other resolution or actions taken as a result of such legal proceeding were to restrain our ability to market one or more of our material products or services, or if we were required to, or elected to, indemnify an employee, officer or director, our combined financial position, results of operations, or cash flows could be materially and adversely affected. In addition, legal proceedings, and any adverse resolution thereof, can result in adverse publicity and damage to our reputation, which could materially and adversely impact our business.
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
    Pursuant to the Separation and Distribution Agreement we entered into with Varian when we spun off from Varian, we are obligated to indemnify Varian for 20% of the cleanup liabilities related to prior corporate restructuring activities while a division of Varian. This includes facilities sold as part of Varian’s electron devices business in 1995 and thin film systems business in 1997. The U.S. Environmental Protection Agency (“EPA”) or third parties have named Varian as a potentially responsible party under the amended Comprehensive Environmental Response Compensation and Liability Act of 1980 (“CERCLA”), at sites to which Varian or the facilities of the businesses sold in 1995 and 1997 were alleged to have shipped waste for recycling or disposal (the “CERCLA sites”). We anticipate that we will be obligated to reimburse Varian for 20% of the liabilities of Varian related to these CERCLA sites (after adjusting for any insurance proceeds or tax benefits received by Varian). In connection with the CERCLA sites, to date Varian has been required to pay only a small portion of the total cleanup costs and we currently anticipate that any reimbursement to Varian in the future will not be material.
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
    We must, among other things, maintain effective internal controls and procedures for financial reporting and disclosure purposes. In the past, we have not always been successful in maintaining effective internal controls and procedures. Internal control over financial reporting is complex and may be revised over time to adapt to changes in our business or changes in applicable accounting rules. We cannot assure that our internal control over financial reporting will be effective in the future or that material weaknesses will not be discovered with respect to a prior period for which we had previously believed that internal controls were effective. If our internal controls and procedures are not effective, our financial statements may not accurately reflect the results of our business and operations. In addition, there could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements, which could affect our stock price.

Risks Relating to Our Indebtedness
We have significant debt obligations that could adversely affect our business, profitability, liquidity, and ability to meet our obligations.
    As of December 30, 2022, our total combined indebtedness was approximately $449.7 million. The borrowings under our Convertible Senior Unsecured Notes due 2025 (the “Convertible Notes”) bear interest at a fixed rate of 4.00% and borrowings under our Senior Secured Notes due 2027 (the “Senior Secured Notes”) bear interest at a fixed rate of 7.875%. For more information regarding our borrowings, see Note 10, Borrowings of the Notes to the Condensed Consolidated Financial Statements of this report.
    Our debt could potentially have important consequences to us and our investors, including:
•limiting our flexibility in planning for, or reacting to, changes in our business and the industry;
•limiting our ability to borrow additional funds as needed or increasing the costs of any such borrowing;
•making it more difficult for us to satisfy our obligations, including our debt obligations;
•increasing our vulnerability to adverse economic and general industry conditions, including interest rate fluctuations, because a portion of our borrowings are and will continue to be at variable rates of interest;
•requiring us to dedicate a substantial portion of our cash flow from operations to payments on our debt, which would reduce the availability of our cash flow from operations to fund working capital, capital expenditures or other general corporate purposes;
•placing us at a disadvantage compared to competitors that may have proportionately less debt; and
•limiting our ability to obtain additional debt or equity financing due to applicable financial and restrictive covenants in our debt agreements.
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
    We and our subsidiaries may be able to incur substantial indebtedness in the future. As of December 30, 2022, we had approximately $100 million of additional available borrowing capacity (subject to borrowing base availability) under the revolving credit agreement that we entered into on September 30, 2020 (the “Asset-Based Loan,” or "ABL Facility"). In addition to any amounts that might be available to us for borrowing under the ABL Facility, subject to certain conditions, we will have the right to request an increase of aggregate commitments under the ABL Facility by an aggregate amount of up to $75 million by obtaining additional commitments either from one or more of the lenders under the ABL Facility or other lending institutions.
    Although the ABL Facility and the indenture governing our Senior Secured Notes contain restrictions on our and our subsidiaries’ ability to incur additional indebtedness, these restrictions are subject to a number of important qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. Furthermore, the covenants in the indenture governing our Convertible Notes do not restrict the incurrence of indebtedness by us or any of our subsidiaries, and the covenants that may be contained in any future debt instruments could allow us to incur a significant amount of additional indebtedness.
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
    Our ABL Facility and the indenture governing our Senior Secured Notes impose significant operational and financial restrictions on us that include, but are not limited to our ability to:
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
    A breach of the covenants under the indenture governing our Senior Secured Notes or the ABL Facility could result in an event of default under the applicable indebtedness. Such a default, if not cured or waived, may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt that is subject to an applicable cross-acceleration or cross-default provision. In addition, an event of default under the ABL Facility would permit the lenders under the ABL Facility to terminate all commitments to extend further credit under the ABL Facility. Furthermore, if we were unable to repay the amounts due and payable under the ABL Facility, those lenders could proceed against the collateral securing such indebtedness. In the event our lenders or holders of the notes accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness.
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
    Our historical sources of liquidity to fund ongoing cash requirements include cash flows from operations, cash and cash equivalents, borrowings through our previous credit facility and convertible debt offerings. The sufficiency and availability of credit may be adversely affected by a variety of factors, including, without limitation, the tightening of the credit markets, including lending by financial institutions who are sources of credit for our borrowing and liquidity; an increase in the cost of capital; the reduced availability of credit; our ability to execute our strategy; the level of our cash flows, which will be impacted by customer demand for our products; compliance with a fixed charge coverage ratio that is included in our ABL Facility; interest rate fluctuations and the adverse impact of the COVID-19 outbreak on the U.S. and world-wide economies and on our business. We cannot predict the future level of interest rates or the effect of any increase in interest rates on the availability or aggregate cost of our borrowings. We cannot be certain that any additional required financing, whether debt or equity, will be available in amounts needed or on terms acceptable to us, if at all.

    The ABL Facility contains a minimum Fixed Charge Coverage Ratio of 1.00 to 1.00 that is tested when excess availability under the ABL is less than the greater of (i) 10.0% of the Loan Cap (the lesser of (a) the aggregate commitments under the ABL Facility and (b) the aggregate borrowing base) and (ii) $7.5 million. If we have to borrow in excess of 10.0% of the Loan Cap and $7.5 million, and we do not increase our earnings, we also would be at risk of not being in compliance with the ABL Facility’s fixed charge coverage ratio. Compliance with the fixed charge coverage ratio is dependent on the results of our operations, which are subject to a number of factors including current economic conditions. Adverse developments in the economy, including as a result of a number of events described in these Risk Factors, in the past have led and in the future could lead to reduced spending by our customers and end-users which could adversely impact our net sales and cash flow, which could affect our ability to comply with the fixed charge coverage ratio. In addition, the ABL Facility contains other affirmative and negative covenants that restrict our operating and financing activities. These provisions may limit our ability to, among other things, incur future indebtedness, contingent obligations or liens, guarantee indebtedness, make certain investments and capital expenditures, sell stock or assets, pay dividends and consummate certain mergers or acquisitions. Failure to comply with the fixed charge coverage ratio and other covenants, including the requirement to timely deliver financial statements within applicable grace periods, could result in an event of default. Upon an event of default, if the ABL Facility is not amended or the event of default is not waived, the lender could declare all amounts then outstanding, together with accrued interest, to be immediately due and payable. If this happens, we may not be able to make those payments or borrow sufficient funds from alternative sources to make those payments. Even if we were to obtain additional financing, that financing may be on unfavorable terms.
We may not be able to generate sufficient cash to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
    If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness, including the notes. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. If our operating results and available cash are insufficient to meet our debt service obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them, and these proceeds may not be adequate to meet any debt service obligations then due. Any future refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants which could further restrict our business operations. Additionally, the indentures relating to our notes limit the use of the proceeds from any disposition of our assets. As a result, the indentures may prevent us from using the proceeds from such dispositions to satisfy our debt service obligations.
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
    During the year ended December 30, 2022, our stock price has ranged from a low of $18.90 to a high of $32.41. We cannot guarantee that an active trading market will be sustained for our common stock. Nor can we predict the prices at which shares of our common stock may trade. We have experienced and expect in the future to experience fluctuations in our operating results, including revenues and margins, from period to period. These fluctuations may cause our stock price to be volatile, which could cause losses for our stockholders.
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
•changes in the relative portion of our revenues represented by our various products, including the relative mix between higher-margin and lower-margin products;
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
•developments relating to any litigation or administrative proceeding or inquiry, including governmental audits, as well as ongoing costs associated with legal proceedings and governmental audits; and
•accounting changes and adoption of new accounting pronouncements.
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
Certain provisions in our Amended and Restated Certificate of Incorporation, our Amended and Restated Bylaws, our Indenture, and of Delaware law, may prevent or delay an acquisition of our Company, which could decrease the trading price of our common stock.
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
    We entered into a Separation and Distribution Agreement when we spun off from Varian. The agreement provides for, among other things, indemnification obligations designed to make Varex financially responsible for liabilities allocable to Varex before the spin-off; and for information contained in our registration statement that describes Varex, our separation from Varian, and the transactions contemplated by the Separation and Distribution Agreement. The Separation and Distribution Agreement also provides for indemnification obligations designed to make Varian financially responsible for liabilities allocable to Varian before the spin-off. We may be subject to substantial liabilities if we were required to indemnify Varian or if Varian were required, but unable, to indemnify us. Either of these could negatively affect our business, financial position, results of operations, and/or cash flows.
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

VAREX IMAGING CORPORATION

Date:	January 31, 2023	By:	/s/ SHUBHAM MAHESHWARI
Shubham Maheshwari
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)