Form 10-Q
period 2023-03-31
Varex Imaging Corp
filed 2023-05-02
CIK 1681622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of April 27, 2023, there were 40.4 million shares of the registrant’s common stock outstanding.

VAREX IMAGING CORPORATION
FORM 10-Q
For the Quarter Ended March 31, 2023

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
Revenues, net	$228.2	$214.7	$433.8	$413.5
Cost of revenues	155.5	143.9	297.8	277.9
Gross profit	72.7	70.8	136.0	135.6
Operating expenses:
Research and development	23.0	18.9	43.0	36.6
Selling, general and administrative	34.1	25.3	64.4	58.4
Total operating expenses	57.1	44.2	107.4	95.0
Operating income	15.6	26.6	28.6	40.6
Interest income	0.7	0.1	1.2	0.1
Interest expense	(7.3)	(11.1)	(14.8)	(21.0)
Other expense, net	(1.2)	(2.0)	(1.8)	(2.8)
Interest and other expense, net	(7.8)	(13.0)	(15.4)	(23.7)
Income before taxes	7.8	13.6	13.2	16.9
Income tax expense	3.5	6.0	5.7	7.7
Net income	4.3	7.6	7.5	9.2
Less: Net income attributable to noncontrolling interests	0.2	—	0.3	0.2
Net income attributable to Varex	$4.1	$7.6	$7.2	$9.0
Net income per common share attributable to Varex
Basic	$0.10	$0.19	$0.18	$0.23
Diluted	$0.10	$0.18	$0.18	$0.21
Weighted average common shares outstanding
Basic	40.2	39.7	40.2	39.6
Diluted	40.5	42.2	40.5	43.2
See accompanying Notes to the Condensed Consolidated Financial Statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(In millions)	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
Net income	$4.3	$7.6	$7.5	$9.2
Other comprehensive income (loss)
Unrealized gain on available-for-sale securities	0.1	—	0.1	—
Foreign currency translation adjustments	—	(1.2)	—	(1.7)
Total comprehensive income	4.4	6.4	7.6	7.5
Less: Comprehensive income attributable to noncontrolling interests	0.2	—	0.3	0.2
Comprehensive income attributable to Varex	$4.2	$6.4	$7.3	$7.3
 See accompanying Notes to the Condensed Consolidated Financial Statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share and per share amounts)	March 31, 2023	September 30, 2022
Assets
Current assets:
Cash and cash equivalents	$104.4	$89.4
Accounts receivable, net of allowance for credit losses of $0.6 million and $0.6 million at March 31, 2023 and September 30, 2022, respectively	159.5	173.3
Inventories	310.7	303.2
Prepaid expenses and other current assets	43.8	44.0
Total current assets	618.4	609.9
Property, plant, and equipment, net	142.6	141.3
Goodwill	289.2	284.5
Intangible assets, net	28.9	33.6
Investments in privately-held companies	47.3	46.4
Deferred tax assets	2.1	2.3
Operating lease assets	23.2	23.2
Other assets	39.1	43.2
Total assets	$1,190.8	$1,184.4
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$74.2	$78.2
Accrued liabilities and other current liabilities	66.9	81.4
Current operating lease liabilities	3.9	4.0
Current maturities of long-term debt	2.0	2.1
Deferred revenues	10.2	7.4
Total current liabilities	157.2	173.1
Long-term debt, net	441.0	412.3
Deferred tax liabilities	—	0.5
Operating lease liabilities	17.1	18.0
Other long-term liabilities	42.6	33.8
Total liabilities	657.9	637.7
Stockholders' equity:
Preferred stock, $.01 par value: 20,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value: 150,000,000 shares authorized
Shares issued and outstanding: 40,384,190 and 40,085,126 at March 31, 2023 and September 30, 2022, respectively	0.4	0.4
Additional paid-in capital	441.6	469.1
Accumulated other comprehensive income	0.2	0.1
Retained earnings	77.4	63.8
Total Varex stockholders' equity	519.6	533.4
Noncontrolling interests	13.3	13.3
Total stockholders' equity	532.9	546.7
Total liabilities and stockholders' equity	$1,190.8	$1,184.4
See accompanying Notes to the Condensed Consolidated Financial Statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Varex Equity	Noncontrolling Interests	Total Stockholders' Equity

(In millions)	Shares	Amount
December 30, 2022	40.1	$0.4	$437.9	$0.1	$73.3	$511.7	$13.3	$525.0
Net income	—	—	—	—	4.1	4.1	0.2	4.3
Common stock issued upon vesting of restricted shares	0.2	—	—	—	—	—	—	—
Shares withheld on vesting of restricted stock	(0.1)	—	(1.4)	—	—	(1.4)	—	(1.4)
Common stock issued under employee stock purchase plan	0.1	—	2.0	—	—	2.0	—	2.0
Share-based compensation	—	—	3.3	—	—	3.3	—	3.3
Unrealized gain on change in fair value of available-for-sale securities	—	—	—	0.1	—	0.1	—	0.1
Other	0.1	—	(0.2)	—	—	(0.2)	(0.2)	(0.4)
March 31, 2023	40.4	$0.4	$441.6	$0.2	$77.4	$519.6	$13.3	$532.9

	Three Months Ended April 1, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Varex Equity	Noncontrolling Interests	Total Stockholders' Equity

(In millions)	Shares	Amount
December 31, 2021	39.6	$0.4	$458.0	$(0.5)	$34.9	$492.8	$13.3	$506.1
Net income	—	—	—	—	7.6	7.6	—	7.6
Exercise of stock options	—	—	0.3	—	—	0.3	—	0.3
Common stock issued upon vesting of restricted shares	0.3	—	—	—	—	—	—	—
Shares withheld on vesting of restricted stock	(0.1)	—	(2.1)	—	—	(2.1)	—	(2.1)
Share-based compensation	—	—	3.9	—	—	3.9	—	3.9
Foreign currency translation adjustments	—	—	—	(1.2)	—	(1.2)	—	(1.2)
Other	—	—	(0.2)	—	—	(0.2)	—	(0.2)
April 1, 2022	39.8	$0.4	$459.9	$(1.7)	$42.5	$501.1	$13.3	$514.4
See accompanying Notes to the Condensed Consolidated Financial Statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Six Months Ended March 31, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Varex Equity	Noncontrolling Interests	Total Stockholders' Equity

(In millions)	Shares	Amount
September 30, 2022	40.1	$0.4	$469.1	$0.1	$63.8	$533.4	$13.3	$546.7
Cumulative effect of accounting change	—	—	(34.6)	—	6.5	(28.1)	—	(28.1)
Net income	—	—	—	—	7.2	7.2	0.3	7.5
Common stock issued upon vesting of restricted shares	0.2	—	—	—	—	—	—	—
Shares withheld on vesting of restricted stock	(0.1)	—	(1.4)	—	—	(1.4)	—	(1.4)
Common stock issued under employee stock purchase plan	0.1	—	2.0	—	—	2.0	—	2.0
Share-based compensation	—	—	6.6	—	—	6.6	—	6.6
Unrealized gain on change in fair value of available-for-sale securities	—	—	—	0.1	—	0.1	—	0.1
Other	0.1	—	(0.1)	—	(0.1)	(0.2)	(0.3)	(0.5)
March 31, 2023	40.4	$0.4	$441.6	$0.2	$77.4	$519.6	$13.3	$532.9

	Six Months Ended April 1, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Varex Equity	Noncontrolling Interests	Total Stockholders' Equity

(In millions)	Shares	Amount
October 1, 2021	39.4	$0.4	$449.4	$—	$33.5	$483.3	$13.2	$496.5
Net income	—	—	—	—	9.0	9.0	0.2	9.2
Exercise of stock options	0.1	—	3.8	—	—	3.8	—	3.8
Common stock issued upon vesting of restricted shares	0.3	—	—	—	—	—	—	—
Shares withheld on vesting of restricted stock	(0.1)	—	(2.1)	—	—	(2.1)	—	(2.1)
Common stock issued under employee stock purchase plan	0.1	—	1.7	—	—	1.7	—	1.7
Share-based compensation	—	—	7.3	—	—	7.3	—	7.3
Foreign currency translation adjustments	—	—	—	(1.7)	—	(1.7)	—	(1.7)
Other	—	—	(0.2)	—	—	(0.2)	(0.1)	(0.3)
April 1, 2022	39.8	$0.4	$459.9	$(1.7)	$42.5	$501.1	$13.3	$514.4
See accompanying Notes to the Condensed Consolidated Financial Statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(In millions)	March 31, 2023	April 1, 2022
Cash flows from operating activities:
Net income	$7.5	$9.2
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	6.5	7.3
Depreciation	9.3	9.6
Amortization of intangible assets	6.8	7.5
Deferred taxes	(0.4)	0.5
(Income) loss from equity method investments	(0.7)	1.6
Amortization of deferred loan costs	1.3	5.3
Inventory write-down	2.6	1.6
Loss on operating lease abandonment	—	1.9
Other, net	2.5	1.4
Changes in assets and liabilities:
Accounts receivable	14.0	1.3
Inventories	(9.9)	(46.5)
Prepaid expenses and other assets	(1.9)	1.1
Accounts payable	(3.6)	20.4
Accrued liabilities and other current and long-term liabilities	(13.2)	(18.2)
Deferred revenues	2.8	(1.5)
Net cash provided by operating activities	23.6	2.5
Cash flows from investing activities:
Purchases of property, plant and equipment	(11.1)	(7.5)
Loss on settlement of cash flow hedge	(0.2)	—
Proceeds from maturities of marketable debt securities	11.5	—
Purchase of marketable debt securities	(9.9)	—
Purchase of marketable equity securities	(2.7)	—
Settlement of net investment hedge	7.0	—
Proceeds from sales of business and assets	—	1.7
Investments in and loans to privately-held companies	—	(0.3)
Other, net	(2.1)	(0.5)
Net cash used in investing activities	(7.5)	(6.6)
Cash flows from financing activities:
Taxes related to net share settlement of equity awards	(1.4)	(2.1)
Repayments of borrowing under credit agreements	(1.2)	(28.4)
Proceeds from exercise of stock options	—	3.8
Proceeds from shares issued under employee stock purchase plan	2.0	1.7
Other, net	(0.3)	(0.4)
Net cash used in financing activities	(0.9)	(25.4)
Effects of exchange rate changes on cash and cash equivalents and restricted cash	—	(0.1)
Net increase (decrease) in cash and cash equivalents and restricted cash	15.2	(29.6)
Cash and cash equivalents and restricted cash at beginning of period	90.6	146.1
Cash and cash equivalents and restricted cash at end of period	$105.8	$116.5
Supplemental cash flow information:
Cash paid for interest	$13.8	$15.8
Income taxes paid, net of (refunds)	6.8	(3.4)
Supplemental non-cash activities:
Purchases of property, plant and equipment financed through accounts payable	$0.9	$1.1
See accompanying Notes to the Condensed Consolidated Financial Statements.

VAREX IMAGING CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
    Varex Imaging Corporation (the “Company” or “Varex”) designs, manufactures, sells and services a broad range of medical products, which include X-ray imaging components including X-ray tubes, digital detectors and accessories, ionization chambers, high voltage connectors, image processing software and workstations, 3D reconstruction software, computer-aided diagnostic software, collimators, automatic exposure control devices, generators, and heat exchangers. The Company sells its products to imaging system original equipment manufacturer (“OEM”) customers for incorporation into new medical diagnostic, radiation therapy, dental, and veterinary equipment, as well as to independent service companies and distributors, and directly to end-users for replacement purposes.
    The Company also designs, manufactures, sells and services industrial products, which include Linatron® X-ray linear accelerators, X-ray tubes, digital detectors, high voltage connectors, coolers, imaging processing software and image detection products for security and inspection purposes, such as cargo screening at ports and borders and nondestructive examination in a variety of applications. The Company generally sells security and inspection products to OEM customers who incorporate Varex’s products into their inspection or irradiation systems and processes. The Company conducts an active research and development program to focus on new technology and applications in both the medical and industrial X-ray imaging markets.
Basis of Presentation
    The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of the results for the interim periods. The Company has consolidated all of its majority owned subsidiaries and entities over which it has control. All intercompany balances and transactions have been eliminated as part of the consolidation.
    These condensed consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended September 30, 2022 included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on November 18, 2022. The Company considers events or transactions that occur after the balance sheet date, but before the financial statements are issued, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosures. Except for the change in certain policies upon adoption of the accounting standard described below, there have been no material changes to the Company's significant accounting policies, compared to the accounting policies described in Note 1, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for fiscal year 2022.
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
Fiscal Year
    The fiscal years of the Company as reported are the 52 or 53-week period ending on the Friday nearest September 30. Fiscal year 2023 is the 52-week period ending September 29, 2023. Fiscal year 2022 was the 52-week period that ended on September 30, 2022. The fiscal quarters ended March 31, 2023 and April 1, 2022 were both 13-week periods. The two fiscal periods ended March 31, 2023 and April 1, 2022 were both 26-week periods.

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
Restricted Cash
    Restricted cash primarily consists of cash collateral related to certain leases and inventory arrangements. Restricted cash is included in other assets on the Company's Condensed Consolidated Balance Sheets. Cash and cash equivalents and restricted cash as reported within the Condensed Consolidated Statements of Cash Flows consisted of the following:

	Six Months Ended		Six Months Ended
	March 31, 2023		April 1, 2022
(In millions)	Beginning of Period	End of Period	Beginning of Period	End of Period
Cash and cash equivalents	$89.4	$104.4	$144.6	$115.1
Restricted cash	1.2	1.4	1.5	1.4
Total as presented in the Condensed Consolidated Statements of Cash Flows	$90.6	$105.8	$146.1	$116.5
Concentration of Risk
    Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash, cash equivalents, marketable securities, certificates of deposit, and trade accounts receivable. Cash held with financial institutions may exceed the Federal Deposit Insurance Corporation insurance limits or similar limits in foreign jurisdictions. To date, the Company has not realized any losses on its deposits of cash and cash equivalents. The Company performs ongoing credit evaluations of its customers and, except for government tenders, group purchases, and orders with a letter of credit, its industrial customers often provide a down payment. The Company maintains an allowance for credit losses based upon the expected collectability of all accounts receivable. The Company obtains some of the components in its products from a limited group of suppliers or from a single-source supplier. When these suppliers are unable to meet the Company's supply needs, the Company's production is negatively impacted.
    Credit is extended to customers based on an evaluation of the customer’s financial condition, and collateral is not required. In certain circumstances, a customer may be required to prepay all or a portion of the contract price prior to transfer of control. During the periods presented, one of the Company's customers accounted for a significant portion of revenues, as set forth below:

	Three Months Ended		Six Months Ended
	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
Canon Medical Systems Corporation	18.3%	18.2%	16.6%	18.7%
    Canon Medical Systems Corporation accounted for 12.7% and 10.3% of the Company’s accounts receivable as of March 31, 2023 and September 30, 2022, respectively.
Equity Method Investments
    The Company accounts for its equity investments in privately-held companies under the equity method of accounting if the Company has the ability to exercise significant influence, but not control in these investments. The Company records impairment losses on its equity method investments if an impairment exists and is deemed to be other-than-temporary, which is based on various factors, including but not limited to, the length of time the fair value of the investment is below the carrying value, the absence of an ability to recover the carrying amount of the investment, and the inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. There were no impairments recorded during the three and six months ended March 31, 2023 and April 1, 2022, respectively.

Marketable Securities
    The Company's marketable securities consist primarily of financial instruments such as United States treasury securities, United States agency obligations, corporate bonds, commercial paper, money market funds, and equity securities.
Marketable Debt Securities
The Company's marketable debt securities are classified as available-for-sale. Classification of marketable debt securities is determined at the time of purchase, and the Company reevaluates such classification as of each balance sheet date. Marketable debt securities are recorded at estimated fair value and included in cash and cash equivalents, prepaid expenses and other current assets, and other assets within the Condensed Consolidated Balance Sheets. Any unrealized gains or losses are included in accumulated other comprehensive income within the Condensed Consolidated Balance Sheets. When the fair value of a marketable debt security declines below its amortized cost basis, any portion of that decline attributable to credit losses, to the extent expected to be nonrecoverable before the sale of the security, is recognized in the Condensed Consolidated Statements of Operations. When the fair value of a marketable debt security declines below its amortized cost basis due to changes in interest rates, such amounts are recorded in other comprehensive income (loss), and are recognized in the Condensed Consolidated Statements of Operations only if the Company sells or intends to sell the security before recovery of its cost basis. There were no credit losses related to marketable debt securities recorded during the three and six months ended March 31, 2023 and April 1, 2022.
Marketable Equity Securities
Marketable equity securities are stated at fair value as determined by the most recently traded price of each security at the balance sheet date and included in other assets within the Condensed Consolidated Balance Sheets. All unrealized gains and losses on marketable equity securities are recorded as part of other expense, net in the Company's Condensed Consolidated Statements of Operations. See Note 7, Fair Value, for further details.
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
Environmental Obligations
Our operations and facilities, past and present, are subject to environmental laws, including laws that regulate the handling, storage, transport and disposal of hazardous substances. Certain of those laws impose cleanup liabilities under certain circumstances. In connection with those laws and certain of our past and present operations and facilities, we are obligated to indemnify Varian for the cleanup liabilities related to prior corporate restructuring activities. We anticipate that we will be obligated to reimburse Varian for 20% of the liabilities of Varian related to these sites (after adjusting for any insurance proceeds or tax benefits received by Varian). As of September 30, 2022, our estimated liability for these sites was $1.1 million, net of expected insurance proceeds. During the second quarter of fiscal year 2023, Varian informed us of an adjustment to their estimate of their liability, which resulted in an increase to our liability of approximately $2.9 million, net of expected insurance proceeds. As of March 31, 2023, our estimated environmental liability for these sites is $4.0 million, net of expected insurance proceeds.

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
    The following table reflects the changes in the Company’s accrued product warranty:

	Six Months Ended
(In millions)	March 31, 2023	April 1, 2022
Accrued product warranty, at beginning of period	$7.9	$8.5
New accruals charged to cost of revenues	6.1	4.6
Product warranty expenditures	(6.2)	(5.5)
Accrued product warranty, at end of period	$7.8	$7.6
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
    The Company allows customers to return specific parts of purchased X-ray tubes for a partial refund credit, which is identified as variable consideration. For sales with a right of return, revenue is reduced and a liability is recorded for expected returns, and an asset is recorded for the right to recover products from customers on settling the liability. The Company recognizes a reduction to revenue and cost of sales at the time of sale and a corresponding contract liability and contract asset. The Company records this estimate based on the historical volume of product returns and adjusts the estimate on a quarterly basis based on the current quarter sales and current quarter returns.
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
Recently Adopted Accounting Pronouncements
    In August 2020, the Financial Accounting Standards Board issued Accounting Standard Update ("ASU") 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The standard removed certain separation models in ASC 470-20 for convertible instruments, and, as a result, embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under ASC 815. These convertible debt instruments are accounted for as a single liability measured at amortized cost. This results in the interest expense recognized for convertible debt instruments to be typically closer to the coupon interest rate. Further, the ASU made amendments to the earnings per share (“EPS”) guidance in Topic 260 for convertible instruments, the most significant impact of which was requiring the use of the if-converted method for diluted EPS calculation, and no longer allowing the net share settlement method. The Company adopted this ASU on October 1, 2022, using the modified retrospective method. On the date of adoption, the Company recorded an entry to reduce additional paid-in capital by $34.6 million, increase long-term debt, net by $28.0 million, decrease deferred tax assets by $0.1 million, and increase retained earnings by $6.5 million for the after-tax impact of previously recognized amortization of the debt discount associated with the Company’s Convertible Notes (as defined herein). The unamortized discount on the Company's Convertible Notes (see Note 10, Borrowings) was derecognized in the first quarter of fiscal year 2023, which removed the amortization of the debt discount, and brought the effective interest rate closer to the coupon rate of 4.00%. The impact that the adoption of ASU 2020-06 has on the Company's net income per diluted share will depend on the amount of earnings in each period and the Company's share price and could result in additional dilution.
2. REVENUE
Disaggregation of Revenue
    Revenue is disaggregated from contracts by geographic region and by reportable operating segment, which the Company believes best depicts how the nature, amount, timing, and uncertainty of revenues and cash flows are affected by economic factors.
    The following table disaggregates the Company’s revenue by geographic region:

	Three Months Ended		Six Months Ended
(In millions)	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
Americas(1)	$67.7	$68.4	$134.3	$128.9
EMEA(1)	70.0	69.6	135.3	137.0
APAC(1)	90.5	76.7	164.2	147.6
	$228.2	$214.7	$433.8	$413.5
(1) Amounts for the first quarter of fiscal year 2023 have been corrected to $66.6 million for Americas, $65.3 million for EMEA, $73.7 million for APAC. In addition, revenue in the United States disclosed below for the first quarter of fiscal year 2023 was corrected to $65.4 million.
    Revenue in the United States was $66.3 million and $66.2 million for the three months ended March 31, 2023 and April 1, 2022, respectively. Revenue in the United States was $131.7 million and $125.0 million for the six months ended March 31, 2023 and April 1, 2022, respectively.
    Our products are sold in three geographic regions: the Americas, EMEA, and APAC. The Americas includes North America (primarily the United States) and Latin America. EMEA includes Europe, the Middle East, India and Africa. APAC includes Asia (other than India) and Australia. Revenues by region are based on the known final destination of products sold.
    Refer to Note 15, Segment Information, for the disaggregation of the Company’s revenue based on reportable operating segments.

Contract Balances
    The following table summarizes the changes in the contract assets and refund liabilities for the six months ended March 31, 2023 and April 1, 2022:

	Contract Assets
	Six Months Ended
(In millions)	March 31, 2023	April 1, 2022
Balance at beginning of period	$25.4	$24.3
Costs recovered from product returns during the period	(2.9)	(2.6)
Contract asset from shipments of products, subject to return during the period	3.4	3.6
Adjustment for actual vs. reserved product returns	(0.2)	(0.4)
Balance at end of period	$25.7	$24.9

	Refund Liabilities
	Six Months Ended
(In millions)	March 31, 2023	April 1, 2022
Balance at beginning of period	$28.2	$27.0
Release of refund liability included in beginning of year refund liability	(3.2)	(2.9)
Additions to refund liabilities	3.7	3.9
Adjustment for actual vs. reserved product returns	(0.2)	(0.4)
Balance at end of period	$28.5	$27.6
    During the three and six months ended March 31, 2023, the Company recognized revenue of $0.6 million and $4.8 million, respectively, related to deferred revenues which existed at September 30, 2022. During the three and six months ended April 1, 2022, the Company recognized revenue of $1.8 million and $5.9 million, respectively, related to deferred revenues that existed at October 1, 2021.
3. LEASES
    The Company has operating and finance leases for office space, warehouse and manufacturing space, vehicles and certain equipment. During the six months ended April 1, 2022, the Company recorded a loss due to abandonment of $1.9 million, which is included in selling, general and administrative in the Condensed Consolidated Statements of Operations. The following table presents supplemental balance sheet information related to the Company's operating and finance leases:

(In millions)	Balance Sheet Location	March 31, 2023	September 30, 2022
Assets
Operating lease right-of-use assets	Operating lease assets	$23.2	$23.2
Finance lease right-of-use assets	Property, plant, and equipment, net	0.2	0.3
Liabilities
Operating lease liabilities (current)	Current operating lease liabilities	3.9	4.0
Finance lease liabilities (current)	Accrued liabilities and other current liabilities	0.1	0.2
Operating lease liabilities (non-current)	Operating lease liabilities	17.1	18.0
Finance lease liabilities (non-current)	Other long-term liabilities	$0.1	$0.1

    The following table provides information related to the Company’s operating and finance leases:

	Three Months Ended		Six Months Ended
(In millions)	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
Total operating lease costs(1)	$1.3	$1.4	$2.8	$3.4

Total finance lease costs	$—	$—	$0.1	$0.1

Operating cash flows from operating leases	$3.5	$1.7	$5.1	$3.6
Financing cash flows from finance leases	—	—	0.1	0.1
Total cash paid for amounts included in the measurement of lease liabilities	$3.5	$1.7	$5.2	$3.7

Noncash operating right-of-use assets obtained in exchange for new lease liabilities	$2.3	$2.9	$2.3	$3.0
(1) Includes variable and short-term lease expense, which were immaterial for the three and six months ended March 31, 2023 and April 1, 2022.
4. RELATED-PARTY TRANSACTIONS
Investments in Privately-Held Companies
    The Company has a 40% ownership interest in dpiX Holding LLC (“dpiX Holding”), a holding company that has a 100% ownership interest in dpiX LLC (“dpiX”), a supplier of amorphous silicon-based thin film transistor arrays for flat panels used in the Company's digital image detectors. In accordance with the dpiX Holding operating agreement, net profits or losses are allocated to the members in accordance with their ownership interests.
    The investment in dpiX Holding is accounted for under the equity method of accounting. When the Company recognizes its share of net profits or losses of dpiX Holding, profits or losses in inventory purchased from dpiX are eliminated. During the three months ended March 31, 2023 and April 1, 2022, the Company recorded a loss on the equity investment in dpiX Holding of $0.4 million and $0.4 million, respectively. During the six months ended March 31, 2023 and April 1, 2022, the Company recorded income (loss) on the equity investment in dpiX Holding of $1.6 million and $(1.1) million, respectively. The income and loss on the equity investment in dpiX Holding are included in other expense, net in the Condensed Consolidated Statements of Operations. The carrying value of the equity investment in dpiX Holding was $44.0 million and $42.4 million at March 31, 2023 and September 30, 2022, respectively.
    During the three months ended March 31, 2023 and April 1, 2022, the Company purchased glass transistor arrays from dpiX totaling $4.5 million and $5.5 million, respectively. During the six months ended March 31, 2023 and April 1, 2022, the Company purchased glass transistor arrays from dpiX totaling $9.5 million and $10.7 million, respectively. These purchases of glass transistor arrays are included as a component of inventories on the Condensed Consolidated Balance Sheets or cost of revenues in the Condensed Consolidated Statements of Operations.
    As of March 31, 2023 and September 30, 2022, the Company had accounts payable to dpiX totaling $3.0 million and $3.1 million, respectively.
     In October 2013, the Company entered into an amended agreement with dpiX and other parties that, among other things, provides it with the right to 50% of dpiX’s total manufacturing capacity. In addition, the Company is required to pay for 50% of dpiX's fixed costs, as determined at the beginning of each calendar year. In January 2023, the Company's fixed cost commitment was determined and approved by the dpiX board of directors to be $13.1 million for calendar year 2023. As of March 31, 2023, the Company estimated it has fixed cost commitments of $9.8 million related to the amended agreement with dpiX through the remainder of calendar year 2023. The amended agreement will continue unless the ownership structure of dpiX changes (as defined in the amended agreement).
    The Company has determined that dpiX Holding is a variable interest entity because the at-risk equity holders, as a group, lack the characteristics of a controlling financial interest. Majority votes are required to direct the manufacturing activities, legal operations and other activities that most significantly affect dpiX’s economic performance. The Company does not have majority voting rights and no power to unilaterally direct the activities of dpiX Holding, and therefore, is not the primary beneficiary of dpiX Holding. The Company’s exposure to loss as a result of its involvement with dpiX Holding is limited to the carrying value of the Company’s investment of $44.0 million and fixed cost commitments.

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
    During the three months ended March 31, 2023 and April 1, 2022, the Company recorded a loss on the equity investment in VEC of $0.1 million and $0.5 million, respectively. During the six months ended March 31, 2023, and April 1, 2022, the Company recorded a loss on the equity investment in VEC of $0.4 million and $0.6 million, respectively. The Company's investment in VEC was $2.1 million and $2.5 million at March 31, 2023 and September 30, 2022, respectively. As of March 31, 2023 and September 30, 2022, the Company had loans and other receivables outstanding from VEC of $0.9 million, and $0.9 million, respectively, which are recorded in prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.
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
    Cash outflows associated with these restructuring charges are limited to employee termination expenses, facility closure and equipment sales and disposals. Below is a detail of restructuring charges incurred during the three and six months ended March 31, 2023 and April 1, 2022, respectively, which predominantly relate to the Company's Medical segment:

		Three Months Ended		Six Months Ended
(In millions)	Location of Restructuring Charges in Condensed Consolidated Statements of Operations	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
Other assets impairment charges	Selling, general and administrative	$—	$—	$—	$1.8
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

Derivatives Designated as Hedging Instruments - Net Investment Hedges
    The Company uses cross currency swap contracts as net investment hedges to manage its risk of variability in foreign currency-denominated net investments in wholly-owned international operations. All changes in fair value of the derivatives designated as net investment hedges are reported in accumulated other comprehensive income along with the foreign currency translation adjustments on those investments. During the first quarter of fiscal year 2023, the Company terminated all three of its previously outstanding cross currency swap contracts which resulted in cash received upon settlement of $7.3 million. The gain on the cross currency swap contracts was recorded in accumulated other comprehensive income where it will remain until such time that substantial liquidation of the international operations should occur. Concurrent with the termination of the previous cross currency swap contracts, the Company entered into two new cross currency swap contracts which have been designated as net investment hedges.
    As of March 31, 2023, the Company had the following outstanding derivatives designated as net investment hedging instruments:

(In millions, except number of instruments)	Number of Instruments	Notional Value
Cross currency swap contracts	2	$58.7
    The following table summarizes the amount of pre-tax income recognized from derivative instruments for the periods indicated and the line items in the accompanying statements of operations where the results are recorded for net investment hedges:

	Amount of (Loss) Gain Recognized in OCI on Derivative Three Months Ended		Location of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)	Amount of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing) Three Months Ended
(In millions)	March 31, 2023	April 1, 2022		March 31, 2023	April 1, 2022
Cross currency swap contracts	$(1.0)	$0.3	Interest expense	$0.2	$0.3

	Amount of (Loss) Gain Recognized in OCI on Derivative Six Months Ended		Location of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)	Amount of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing) Six Months Ended
(In millions)	March 31, 2023	April 1, 2022		March 31, 2023	April 1, 2022
Cross currency swap contracts	$(5.0)	$1.1	Interest expense	$0.4	$0.6
    These derivative instruments are subject to master netting agreements giving effect to rights of offset with each counterparty. None of the balances were eligible for netting. The following table summarizes the gross fair values of derivative instruments as of the periods indicated and the line items in the accompanying Condensed Consolidated Balance Sheets where the instruments are recorded:

(In millions)		Derivative Assets and Liabilities
Derivatives Designated as Net Investment Hedges	Balance Sheet Location	March 31, 2023	September 30, 2022
Cross currency swap contracts	Prepaid expenses and other current assets	$1.0	$1.2
Cross currency swap contracts	Other assets	—	6.3
Cross currency swap contracts	Other long-term liabilities	$5.7	$—
Balance Sheet Hedges
    The Company also enters into foreign currency forward contracts to hedge fluctuations associated with foreign currency-denominated monetary assets and liabilities, primarily cash, lease contracts, third-party accounts receivable and payable, and intercompany accounts receivable and payables. These forward contracts are generally entered into at the end of one fiscal period and expire by the end of the next fiscal period. These forward contracts are not designated for hedge accounting treatment; therefore, the change in fair value of these derivatives is recorded as a component of other expense, net in the Condensed Consolidated Statements of Operations and offsets the change in fair value of the foreign currency-denominated assets and liabilities, which are also recorded as a component of other expense, net. The Company has not and does not intend to use derivative financial instruments for speculative or trading purposes.

    The following table shows the notional amounts of outstanding foreign currency contracts as of March 31, 2023:

Notional Value of Derivatives not Designated as Hedging Instruments:
(In millions of equivalent USD)	Sell contracts
Chinese Renminbi	$9.4
Euro	21.0
Australian Dollar	5.0
India Rupee	8.2
$43.6
7. FAIR VALUE
Assets and Liabilities Measured at Fair Value on a Recurring Basis
    The fair values of certain of the Company’s financial instruments, including bank deposits included in cash and cash equivalents, accounts receivable, net and accounts payable, approximate their fair values due to their short maturities. As of March 31, 2023, the fair values of the Company’s Convertible Notes and Senior Secured Notes, as defined in Note 10, Borrowings and measured using Level 1 inputs, were $216.7 million and $241.0 million, respectively. As of September 30, 2022, the fair values of the Company’s Convertible Notes and Senior Secured Notes, measured using Level 1 inputs, were $250.2 million and $241.3 million, respectively. The Company has elected to use the income approach to value its derivative instruments using standard valuation techniques and Level 2 inputs, such as currency spot rates, forward points and credit default swap spreads.
    In the tables below, the Company has segregated all assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

	Fair Value at March 31, 2023
(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$—	$30.6	$—	$30.6
Commercial paper	—	1.5	—	1.5
Corporate notes/bonds	—	2.7	—	2.7
Government agencies	—	0.7	—	0.7
U.S. Treasury bills	—	11.0	—	11.0
Derivative assets	—	1.0	—	1.0
Deferred compensation plan(1)	6.2	—	—	6.2
Marketable equity securities	3.6	—	—	3.6
Total assets measured at fair value	$9.8	$47.5	$—	$57.3

Liabilities:
Derivative liabilities	$—	$5.7	$—	$5.7
Total liabilities measured at fair value	$—	$5.7	$—	$5.7
(1) The assets held under the Company’s deferred compensation plan are classified in Level 1 as they relate primarily to publicly traded mutual funds for which there are observable market prices in active markets.

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
(1) The assets held under the Company’s deferred compensation plan are classified in Level 1 as they relate primarily to publicly traded mutual funds for which there are observable market prices in active markets.
Marketable Debt Securities
    The following tables summarize the Company’s marketable debt securities:

	March 31, 2023
(In millions)	Amortized Costs	Unrealized Losses	Fair Value
Commercial paper	$1.5	$—	$1.5
Corporate notes/bonds	2.8	(0.1)	2.7
U.S. Treasury bills	11.0	—	11.0
Government agencies	0.7	—	0.7
Total marketable debt securities	$16.0	$(0.1)	$15.9

	September 30, 2022
(In millions)	Amortized Costs	Unrealized Losses	Fair Value
Commercial paper	$5.9	$—	$5.9
Corporate notes/bonds	3.7	(0.1)	3.6
U.S. Treasury bills	10.2	—	10.2
Government agencies	0.3	—	0.3
Total marketable debt securities	$20.1	$(0.1)	$20.0
    The contractual maturities of marketable debt securities as of March 31, 2023, are shown in the table below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	March 31, 2023
(In millions)	Amortized Costs	Fair Value
Contractual maturities:
Due within one year	$14.3	$14.2
Due after one year through five years	1.7	1.7
Total marketable debt securities	$16.0	$15.9
    During the three and six months ended March 31, 2023, there were no gross realized gains or losses from the sale of certain marketable debt securities that were reclassified out of accumulated other comprehensive income.
    The following tables summarize the balance sheet locations for marketable debt securities:

	March 31, 2023
(In millions)	Commercial paper	Corporate notes/bonds	Government agencies	Treasury bills	Total
Cash and cash equivalents	$—	$—	$0.5	$—	$0.5
Prepaid expenses and other current assets	1.5	2.4	0.2	9.6	13.7
Other assets	—	0.3	—	1.4	1.7
Total marketable debt securities	$1.5	$2.7	$0.7	$11.0	$15.9

	September 30, 2022
(In millions)	Commercial paper	Corporate notes/bonds	Government agencies	Treasury bills	Total
Cash and cash equivalents	$—	$—	$—	$3.3	$3.3
Prepaid expenses and other current assets	5.9	1.9	0.3	6.4	14.5
Other assets	—	1.7	—	0.5	2.2
Total marketable debt securities	$5.9	$3.6	$0.3	$10.2	$20.0
8. INVENTORIES
    The following table summarizes the Company’s inventories:

(In millions)	March 31, 2023	September 30, 2022
Raw materials and parts	$238.4	$240.3
Work-in-process	22.5	23.2
Finished goods	49.8	39.7
Total inventories	$310.7	$303.2
9. GOODWILL AND INTANGIBLE ASSETS
    The following table reflects goodwill by reportable operating segment:

(In millions)	Medical	Industrial	Total
Balance at September 30, 2022	$169.4	$115.1	$284.5
Foreign currency translation adjustments	2.7	2.0	4.7
Balance at March 31, 2023	$172.1	$117.1	$289.2

    The following table reflects the gross carrying amount and accumulated amortization of the Company’s finite-lived intangible assets included in other assets in the Condensed Consolidated Balance Sheets:

	March 31, 2023			September 30, 2022
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired existing technology	$72.0	$(54.3)	$17.7	$70.0	$(49.9)	$20.1
Patents, licenses and other	12.6	(12.0)	0.6	12.3	(11.6)	0.7
Customer contracts and supplier relationship	50.5	(39.9)	10.6	49.6	(36.8)	12.8
Total intangible assets	$135.1	$(106.2)	$28.9	$131.9	$(98.3)	$33.6
    Amortization expense for intangible assets was $3.4 million and $3.7 million for the three months ended March 31, 2023 and April 1, 2022, respectively. Amortization expense for intangible assets was $6.8 million and $7.5 million for the six months ended March 31, 2023 and April 1, 2022, respectively.
10. BORROWINGS
    The following table summarizes the Company’s short-term and long-term debt:

	March 31, 2023	September 30, 2022
(In millions, except for percentages)	Amount	Amount	Contractual Interest Rate	Effective Interest Rate
Current maturities of long-term debt
Other debt	$2.0	$2.1

Non-current maturities of long-term debt:
Convertible Senior Unsecured Notes	$200.0	$200.0	4.0%	4.8%
Senior Secured Notes	243.0	243.0	7.9%	8.2%
Other debt	4.4	4.6
Total non-current maturities of long-term debt:	$447.4	$447.6

Unamortized issuance costs and debt discounts
Unamortized discount - Convertible Notes(1)	$—	$(28.7)
Unamortized issuance costs - Convertible Notes(1)	(3.2)	(3.1)
Unamortized issuance costs - Senior Secured Notes	(3.2)	(3.5)
Total	$(6.4)	$(35.3)
Total debt outstanding, net	$443.0	$414.4

Equity component of Convertible Senior Unsecured Notes(1)(2)	$—	$49.7
(1) In connection with the adoption of ASU 2020-06, the unamortized discount and equity component related to the Convertible Notes were derecognized and the carrying value of the issuance costs was adjusted in the first quarter of fiscal year 2023. Refer to Note 1, Summary of Significant Accounting Policies for further details.
(2) Included in additional paid-in capital on the Condensed Consolidated Balance Sheets.

    The following table summarizes the Company’s interest expense:

	Three Months Ended		Six Months Ended
	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
Contractual interest coupon and other	$6.6	$7.1	$13.5	$14.4
Amortization of debt issuance costs	0.7	1.8	1.3	2.3
Amortization of debt discounts	—	2.2	—	4.3
Total interest expense	$7.3	$11.1	$14.8	$21.0
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
The Convertible Notes are convertible into cash, shares of Varex common stock or a combination thereof, at Varex’s election, at an initial conversion rate of 48.048 shares of common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $20.81 per share, subject to adjustment pursuant to the terms of the indenture governing the Convertible Notes. The Convertible Notes may be converted at any time after, and including, December 15, 2024, until the close of business on the second scheduled trading day immediately before the maturity date. The maximum number of shares issuable upon conversion of the Convertible Notes is 9.6 million.
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
    On June 4, 2020 and June 5, 2020, Varex also entered into privately negotiated warrant transactions (collectively, the “Warrant Transactions” and, together with the Hedge Transactions, the “Call Spread Transactions”), whereby the Company sold warrants at a higher strike price relating to the same number of shares of Varex common stock that were initially covered by the Convertible Notes, subject to customary anti-dilution adjustments. The initial strike price of the warrants is $24.975 per share (subject to adjustment under the terms of the Warrant Transactions), which was 50% above the last reported sale price of Varex common stock on June 4, 2020. The Warrant Transactions could have a dilutive effect to the Company's stockholders to the extent that the market price per share of Varex common stock, as measured under the terms of the Warrant Transactions, exceeds the applicable strike price of the warrants. The number of shares underlying the Warrant Transactions is 9.6 million. The number of warrants outstanding as of March 31, 2023 was 9.6 million.
Senior Secured Notes
    Varex issued $300.0 million aggregate principal amount of 7.875% Senior Secured Notes due 2027 (the "Senior Secured Notes") pursuant to an indenture dated September 30, 2020. Interest payments are paid semiannually on April 15 and October 15 of each year, beginning on April 15, 2021. The Senior Secured Notes will mature on October 15, 2027, unless earlier redeemed or repurchased by Varex. On July 15, 2021 we redeemed $30.0 million and on March 18, 2022, we redeemed $27.0 million of the Senior Secured Notes. As of March 31, 2023, the aggregate principal amount of the outstanding Senior Secured Notes was $243.0 million.
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

Asset-Based Loan
    On September 30, 2020, the Company entered into a revolving credit agreement consisting of a $100.0 million asset-based loan revolving credit facility (the “Asset-Based Loan” or "ABL Facility"). Borrowings under the Asset-Based Loan bear interest at floating rates based on the Secured Overnight Financing Rate ("SOFR"), or a comparable rate, or a base rate, and an applicable margin based on Average Daily Excess Availability (as defined in the Asset-Based Loan Agreement). In addition, the Company is required to pay a quarterly commitment fee of 0.25% annualized, based on the aggregate unused commitments under the Asset-Based Loan.
    The ABL Facility matures on the earlier of September 30, 2025 or 91 days prior to the maturity of the Convertible Notes, at which time all outstanding amounts under the ABL Facility will be due and payable. The maximum availability under the ABL Facility is $100.0 million; however, the borrowing base under the ABL Facility fluctuates from month-to-month depending on the amount of eligible accounts receivable, inventory, and real estate. As of March 31, 2023, the amount available under the ABL Facility was $89.8 million and the ABL Facility remains undrawn.
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
11. NONCONTROLLING INTERESTS
    In September 2018, the Company entered into a partnership in Saudi Arabia. The Company has majority voting rights with an approximate 75% interest. Accordingly, the Company has consolidated the operations of the Saudi Arabia partnership in its Condensed Consolidated Financial Statements and recorded the noncontrolling interests. The noncontrolling interest related to the partner’s 25% interest is included in noncontrolling interests in the equity section of the Company’s Condensed Consolidated Balance Sheets. Income representing the noncontrolling partner's share of income from operations is included in the Company's Condensed Consolidated Statements of Operations.
    In April 2015, the Company acquired 73.5% of the then outstanding shares of MeVis Medical Solutions AG (“MeVis”), a publicly traded company based in Bremen, Germany that provides image processing software and services for cancer screening. In August 2015, the Company, through one of its German subsidiaries, entered into a Domination and Profit and Loss Transfer Agreement (the “DPLTA”) with MeVis. In fiscal years 2017 and 2018, the Company purchased an additional 0.2% of outstanding shares such that the Company now owns 73.7% of the outstanding shares of common stock of MeVis. Under the DPLTA, MeVis subordinates its management to the Company and undertakes to transfer all its annual profits and losses to the Company. In return, the DPLTA grants the noncontrolling shareholders of MeVis, an annual recurring net compensation of €0.95 per MeVis share. At March 31, 2023, noncontrolling shareholders together held approximately 0.5 million shares of MeVis, representing 26.3% of the outstanding shares.
    Changes in noncontrolling interests were as follows:

	Six Months Ended
(In millions)	March 31, 2023	April 1, 2022
Noncontrolling interests, at beginning of period	$13.3	$13.2
Net income attributable to noncontrolling interests	0.3	0.2
Other	(0.3)	(0.1)
Noncontrolling interests, at end of period	$13.3	$13.3

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
    A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per common share is as follows:

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
Net income per share - basic
Net income attributable to Varex	$4.1	$7.6	$7.2	$9.0
Basic weighted average shares outstanding	40.2	39.7	40.2	39.6
Basic net income per share attributable to Varex	$0.10	$0.19	$0.18	$0.23

Net income per share - diluted
Net income attributable to Varex	$4.1	$7.6	$7.2	$9.0

Basic weighted average shares outstanding	40.2	39.7	40.2	39.6
Dilutive effect of Convertible Notes	—	1.7	—	2.2
Dilutive effect of share-based awards and other	0.3	0.6	0.3	0.7
Dilutive effect of warrants	—	0.2	—	0.7
Diluted weighted average shares outstanding	40.5	42.2	40.5	43.2
Diluted net income per share attributable to Varex	$0.10	$0.18	$0.18	$0.21

Anti-dilutive share summary
Share-based awards and other	3.7	3.0	3.2	2.8
Convertible notes	9.6	—	9.6	—
Warrants	9.6	—	9.6	—
Total anti-dilutive shares	22.9	3.0	22.4	2.8
    Potentially dilutive shares, which are based on the weighted-average shares of common stock underlying stock options, unvested stock awards, purchase rights granted under the employee stock purchase plan, warrants, and Convertible Notes using the treasury stock method or the if-converted method, as applicable, are included when calculating diluted net income per share attributable to Varex when their effect is dilutive. As of October 1, 2022, the Company adopted ASU 2020-06 using the modified retrospective method. The standard requires the Company to apply the if-converted method in relation to the Convertible Notes, which requires the Company to assume that the Convertible Notes would have been converted using only share settlement at the beginning of the period, resulting in an additional 9.6 million shares outstanding. Using this method, the numerator is affected by adding back the after-tax interest expense and the denominator is affected by including the effect of potential share settlement, if the effect is dilutive. Prior to the adoption of ASU 2020-06, the Convertible Notes were accounted for using the treasury stock method for the purposes of net income per share. See Note 1, Summary of Significant Accounting Policies, "Recently Adopted Accounting Pronouncements" for further details concerning the adoption of ASU 2020-06. Furthermore, in connection with the offering of the Convertible Notes, the Company entered into convertible note hedges and warrants (see Note 10, Borrowings). However, the Company's convertible note hedges are not included when calculating potentially dilutive shares since their effect is always anti-dilutive.
13. EMPLOYEE STOCK PLANS
Share-Based Compensation Expense
    Share-based compensation expense recognized in the Condensed Consolidated Statements of Operations is based on awards ultimately expected to vest. Share-based compensation expense includes expenses related to the Company’s direct employees.

    The table below summarizes the effect of recording share-based compensation expense and the option value of the employee stock purchase plan shares:

	Three Months Ended		Six Months Ended
(In millions)	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
Cost of revenues	$0.4	$0.4	$0.8	$0.8
Research and development	0.9	0.8	1.7	1.6
Selling, general and administrative	1.9	2.7	4.0	4.9
Total share-based compensation expense	$3.2	$3.9	$6.5	$7.3
Stock Option Activity
    The following table summarizes the activity for stock options under Varex’s employee incentive plans for the Company's employees:

(In thousands, except per share amounts and the remaining term)	Options	Price Range	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value(1)
Outstanding at September 30, 2022	2,902	$13.61 - $37.60	$28.97	4.5	$1,361.4
Granted	385	$22.13	22.13
Canceled, expired or forfeited	(436)	$22.13 - $37.10	28.88
Outstanding at March 31, 2023	2,851	$13.61 - $37.60	$28.06	5.2	$828.0

Exercisable at March 31, 2023	1,944	$13.61 - $37.60	$29.66	3.7	$515.4
(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and the closing price of Varex common stock of $18.19 as of March 31, 2023, the last trading date of the Company's second quarter, and which represents the amount that would have been received by the option holders had all option holders exercised their in-the-money options and sold the shares received upon exercise as of that date.
Restricted Stock Units, Restricted Stock Awards and Deferred Stock Units
    The following table summarizes the activity for restricted stock units, restricted stock awards and deferred stock units under Varex’s 2020 Omnibus Stock Plan and 2017 Omnibus Stock Plan:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant-Date Fair Value
Outstanding at September 30, 2022	1,045	$24.35
Granted	548	19.93
Vested	(248)	24.68
Canceled or expired	(53)	24.48
Outstanding at March 31, 2023	1,292	$22.31
14. TAXES ON INCOME
    For the three months ended March 31, 2023, the Company recognized income tax expense of $3.5 million on $7.8 million of pre-tax income. For the three months ended April 1, 2022, the Company recognized income tax expense of $6.0 million on $13.6 million of pre-tax income. For the six months ended March 31, 2023, the Company recognized income tax expense of $5.7 million on $13.2 million of pre-tax income. For the six months ended April 1, 2022, the Company recognized income tax expense of $7.7 million on $16.9 million of pre-tax income. The Company is unable to recognize a tax benefit for pre-tax book losses in certain foreign jurisdictions but has recognized tax expense for profitable foreign jurisdictions.
    The Company's tax expense for the three and six months ended March 31, 2023 decreased, primarily due to lower pre-tax income in certain jurisdictions, partially offset by valuation allowance positions in the United States on deferred tax attributes, and losses in certain foreign jurisdictions for which no benefit can be recorded.

    The Company is maintaining its reinvestment assertion with respect to foreign earnings for the three months ended March 31, 2023, which is that all earnings prior to fiscal year 2018 are permanently reinvested for all countries, and that all earnings for Direct Conversion, one of our consolidated entities, which is located primarily in Sweden and Finland, are also indefinitely reinvested in those countries, but post fiscal year 2017 earnings in all other countries are not permanently reinvested. Due to the level of earnings available for repatriation, the treaty benefits applicable to jurisdictions in which those earnings are located, and the now favorable United States tax treatment of repatriated foreign earnings, the amount of deferred tax liability recorded related to the potential repatriation is approximately $0.1 million. This estimated liability is for United States state income taxes and foreign withholding taxes that would apply if the foreign earnings were repatriated in the form of a dividend.
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
Description of Segments
    The Medical segment designs, manufactures, sells and services X-ray imaging components, including X-ray tubes, digital detectors and accessories, ionization chambers, high voltage connectors, image-processing software and workstations, 3D reconstruction software, computer-aided diagnostic software, collimators, automatic exposure control devices, generators, and heat exchangers. These components are used in a range of medical imaging applications including CT, mammography, oncology, cardiac, surgery, dental, and other diagnostic radiography uses.
    The Industrial segment designs, develops, manufactures, sells and services X-ray imaging products for use in a number of markets, including security applications for cargo screening at ports and borders and baggage screening at airports, and nondestructive testing, irradiation and inspection applications used in a number of other vertical markets. The Company's industrial products include Linatron® X-ray linear accelerators, X-ray tubes, digital detectors, high voltage connectors, and coolers. In addition, the Company licenses proprietary image-processing and detection software designed to work with other Varex products to provide packaged sub-assembly solutions to industrial customers.
    Accordingly, the following information is provided for purposes of achieving an understanding of operations, but it may not be indicative of the financial results of the reported segments were they independent organizations. In addition, comparisons of the Company’s operations to similar operations of other companies may not be meaningful.

    Information related to the Company’s segments is as follows:

	Three Months Ended		Six Months Ended
(In millions)	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
Revenues, net
Medical	$174.1	$170.4	$334.2	$326.1
Industrial	54.1	44.3	99.6	87.4
Total revenues	228.2	214.7	433.8	413.5
Gross profit
Medical	51.7	53.4	98.0	99.4
Industrial	21.0	17.4	38.0	36.2
Total gross profit	72.7	70.8	136.0	135.6
Total operating expenses	57.1	44.2	107.4	95.0
Interest and other expense, net	(7.8)	(13.0)	(15.4)	(23.7)
Income before taxes	7.8	13.6	13.2	16.9
Income tax expense	3.5	6.0	5.7	7.7
Net income	4.3	7.6	7.5	9.2
Less: Net income attributable to noncontrolling interests	0.2	—	0.3	0.2
Net income attributable to Varex	$4.1	$7.6	$7.2	$9.0
    The Company does not disclose total assets by segment as this information is not provided to the CODM.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
    The following discussion and analysis of the financial condition and results of operations should be read together with the unaudited condensed consolidated financial statements and notes thereto that are contained in this Quarterly Report on Form 10-Q (this "Quarterly Report") as well as our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 and our other filings, including the Current Reports on Form 8-K, that have been filed with the Securities and Exchange Commission (" SEC") through the date of this report.
    In this Quarterly Report, unless otherwise specified or the context otherwise requires, the "Company," "Varex," "we," "us," and "our" refer to Varex Imaging Corporation.
Forward-Looking Statements
    This Quarterly Report contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for statements about future events, products, and future financial performance that are based on the beliefs of, estimates made by, and information currently available to the management of Varex. Actual results and the outcome or timing of certain events described in these forward-looking statements are subject to risk and uncertainties and may differ significantly from those projected in these forward-looking statements. Important factors that could cause our actual results and financial condition to differ significantly from those projections or expectations include, among other things, the risks outlined in the Summary of Principal Risk Factors and further described in the Risk Factors listed in Part II, Item 1A – “Risk Factors” of this Quarterly Report.
    Statements concerning supply chain and logistics challenges; cost increases; changes in U.S. and worldwide economic conditions, such as the impact of inflation, and fluctuations in foreign currency exchange rates; geopolitical tensions; the ongoing COVID-19 pandemic; industry or market segment outlook; market acceptance of or transition to new products or technology such as advanced X-ray tube and digital flat panel detector products; growth drivers; future orders, revenues, backlog, earnings or other financial results; and any statements using the terms “believe,” “expect,” “anticipate,” “can,” “should,” “would,” “could,” “estimate,” “may,” “intend,” “potential,” and “possible” or similar statements are forward-looking statements that involve risks and uncertainties that could cause our actual results and the outcome and timing of certain events to differ materially from those projected or management’s current expectations.
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
Overview
    Varex Imaging Corporation is a leading innovator, designer and manufacturer of X-ray imaging components including X-ray tubes, digital detectors and accessories, linear accelerators, image software processing solutions and stand-alone X-ray based systems in select application areas. Our components are used in medical diagnostic imaging, security inspection systems, and industrial quality inspection systems, as well as for analysis and measurement applications in industrial manufacturing applications. Global original equipment manufacturers (“OEMs”) incorporate our X-ray imaging components into their systems to detect, diagnose, protect, irradiate and inspect. Varex has approximately 2,400 full-time equivalent employees, located at engineering, manufacturing and service center sites in North America, Europe, and Asia.
    Our products are sold in three geographic regions: the Americas, EMEA, and APAC. The Americas includes North America (primarily the United States) and Latin America. EMEA includes Europe, the Middle East, India and Africa. APAC includes Asia (other than India) and Australia. Revenues by region are based on the known final destination of products sold.
    Our success depends, among other things, on our ability to anticipate and respond to changes in our markets, the direction of technological innovation and the demand from our customers. We continually invest in research and development and employ approximately 400 individuals in product development related activities. Our focus on innovation and product performance along with strong and long-term customer relationships allows us to collaborate with our customers to bring industry-leading products to the X-ray imaging market. We continue to work to improve the life and quality of our imaging components and leverage our scale as one of the largest independent X-ray imaging component suppliers to provide cost-effective solutions for our customers.

Impact of General Economic Environment
    We are encouraged by the recent improvements that we have seen in the general economic environment but remain cautious as many factors remain unpredictable and recent high rates of inflation have increased our costs and could negatively affect our future profit margins. The uncertain economic environment, geopolitical tensions, and the impacts from COVID-19 have contributed to, and may continue to contribute to, inflation, higher interest rates and capital costs, increased shipping costs, supply shortages, increased costs of labor and materials, exchange rate volatility, and other similar effects.
    We continue to experience some supply chain, manufacturing, and logistics challenges that we expect will continue throughout 2023. We have experienced and continue to experience shortages of certain materials. Shortages of certain materials have caused, and may continue to cause, delays in manufacturing products for our customers. In some cases, raw material shortages and delivery delays from our suppliers has caused operational and customer order fulfillment challenges. Due to the rising cost environment, in addition to ongoing expense management, we began to raise prices on certain products in fiscal year 2022 and anticipate making further pricing adjustments throughout fiscal year 2023.
During the three months ended March 31, 2023, our manufacturing facilities continued to operate with minimal disruption. The full extent to which the COVID-19 pandemic and ensuing economic, inflationary, supply chain, manufacturing, and logistics challenges have and will directly or indirectly impact us, including our business, financial condition, and results of operations, will depend on future developments that are highly uncertain and cannot be accurately predicted. For additional information on risks related to the pandemic and other supply chain, manufacturing and logistics risks that could impact our results, see Part II, Item 1A “Risk Factors”.
Operating Segments and Products
    We have two reportable operating segments: Medical and Industrial. The segments align our products and services offerings with customer use in medical and industrial markets.
Medical
    In our Medical segment, we design, manufacture, sell and service X-ray imaging components, including X-ray tubes, digital detectors and accessories, ionization chambers, high voltage connectors, image-processing software and workstations, 3D reconstruction software, computer-aided diagnostic software, collimators, automatic exposure control devices, generators, and heat exchangers. These components are used in a range of medical imaging applications including CT, mammography, oncology, cardiac, surgery, dental, fluoroscopy, and other diagnostic radiography uses.
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
We are one of the largest global manufacturers of X-ray imaging components, and each year, we produce over 28,000 X-ray tubes and 20,000 X-ray detectors. We estimate that our world-wide installed base of products includes more than 160,000 X-ray tubes, 170,000 X-ray detectors, 600,000 connect and control components, and 16,500 software instances. Replacement and service of our existing installed base makes up a significant portion of our revenue. Many of our components need to be replaced regularly, depending upon usage and other factors. For example, CT X-ray tubes generally need to be replaced every 2 to 6 years, in comparison to a general radiography tube which can last up to 10 years, depending on utilization. In China, the replacement cycle for CT X-ray tubes currently can be as frequent as every 10 to 20 months due to high utilization of imaging equipment. Other products such as X-ray detectors have a useful life of as much as 7 years or more but can require more frequent service and repairs during their useful life. In addition, our detector customers often elect to upgrade products to newer technology before the end of a current product’s useful life. X-ray imaging software is a relatively small part of our business and includes maintenance revenue for software licenses.
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

    In recent years our business in China has been impacted by the trade war with the United States in three principal ways: (1) importing raw materials from China to the United States has become more expensive, (2) importing raw materials and sub-assemblies from the United States to China has become more expensive, and (3) importing finished United States manufactured products into China has become more difficult and expensive. While the governments of both the United States and China have granted tariff exclusions that temporarily eliminate the additional duties payable for specific commodities, providing partial relief, these exclusions are temporary and/or must be solicited and approved on a shipment-by-shipment basis. There is no guarantee that such exclusions will be granted or extended by either government, and the U.S. tariff exclusions are set to expire on September, 30, 2023 unless extended. In order to mitigate the impact of tariffs on materials imported from China, we have implemented changes to secure more non-China sources of materials used to manufacture our X-ray imaging products. To help mitigate the impact of tariffs on materials imported to China, and to be closer to our global customer base, we continue to expand manufacturing capabilities at our facilities in China, Germany, the Netherlands and the Philippines. We have also implemented local sourcing strategies to offer local content. This local-for-local strategy has been well received by both our local customers as well as global OEMs, and acts as a natural hedge against trade wars and other potential supply chain disruptions. Our mitigation efforts could prove less effective than anticipated if rising tensions between China and Taiwan lead to worsening trade relations between China and the United States.
Industrial
    In our Industrial segment, we design, develop, manufacture, sell and service X-ray imaging products for use in a number of markets, including security applications for cargo screening at ports and borders, baggage screening at airports, and nondestructive testing, irradiation and inspection applications used in a number of other vertical markets. Our industrial products include Linatron® X-ray linear accelerators, X-ray tubes, digital detectors, high voltage connectors and coolers. In addition, we license proprietary image-processing and detection software designed to work with other Varex products to provide packaged sub-assembly solutions to our industrial customers. Our Industrial business benefits from the research and development investment and manufacturing economies of scale on the Medical side of our business, as we continue to find new applications for our technology. Along with more favorable pricing dynamics, this allows us to generally achieve higher gross profit for industrial products relative to our Medical business. In addition, our Industrial business benefits from our long-term service agreements for our Linatron® products.
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
    Non-destructive testing and inspection verticals utilize X-ray imaging to scan items for inspection of manufacturing defects and product integrity in a wide range of industries including the aerospace, automotive, electronics, oil and gas, food packaging, metal castings and 3D printing. In addition, new applications for X-ray sources are being developed, such as sterilization of food and its packaging. We provide X-ray sources, digital detectors, high voltage connectors and image processing software to OEM customers, system integrators and manufacturers in a variety of these verticals. We believe that the non-destructive testing market represents a significant growth opportunity for our business, and we are actively pursuing new potential applications for our products.
    The economic downturn triggered by the COVID-19 pandemic reduced the demand for X-ray imaging equipment utilized in the non-destructive testing and security markets as manufacturers and end users focused on cash preservation and reduced spending for capital equipment. However, we have seen improved conditions in these markets, which continued during the three months ended March 31, 2023.
Critical Accounting Policies and Estimates
    The preparation of our unaudited condensed consolidated financial statements and related disclosures in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience and on various other factors that we believe are reasonable under the circumstances. Our critical accounting policies that are affected by accounting estimates require us to use judgments, often as a result of the need to make estimates and assumptions regarding matters that are inherently uncertain, and actual results could differ materially from these estimates.

    We periodically review our accounting policies, estimates and assumptions and make adjustments when facts and circumstances dictate. Refer to our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 filed with the SEC on November 18, 2022 and Note 1, Summary of Significant Accounting Policies, of the Notes to the Condensed Consolidated Financial Statements of this report for further details. Our critical accounting policies that are affected by accounting estimates include valuation of inventories, valuation of goodwill and intangible assets, and income taxes. Such accounting policies require us to use judgments, often as a result of the need to make estimates and assumptions regarding matters that are inherently uncertain, and actual results could differ materially from these estimates. Except for the change in certain policies upon adoption of the accounting standard described in Note 1, Summary of Significant Accounting Policies of the Notes to the Condensed Consolidated Financial Statements of this report, there have been no material changes to the Company’s significant accounting policies, compared to the accounting policies described in Note 1, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for fiscal year 2022.
Fiscal Year
    The fiscal years of the Company as reported are the 52 or 53-week period ending on the Friday nearest September 30. Fiscal year 2023 is the 52-week period ending September 29, 2023. Fiscal year 2022 was the 52-week period that ended on September 30, 2022. The fiscal quarters ended March 31, 2023 and April 1, 2022 were both 13-week periods. The two fiscal periods ended March 31, 2023 and April 1, 2022 were both 26-week periods.
Discussion of Results of Operations for the Three Months Ended March 31, 2023 Compared to the Three Months Ended April 1, 2022
Revenues, net

	Three Months Ended
(In millions)	March 31, 2023	April 1, 2022	$ Change	% Change
Medical	$174.1	$170.4	$3.7	2.2%
Industrial	54.1	44.3	9.8	22.1%
Total revenues	$228.2	$214.7	$13.5	6.3%
Medical as a percentage of total revenues	76.3%	79.4%
Industrial as a percentage of total revenues	23.7%	20.6%
    Medical revenues increased $3.7 million, primarily due to increased sales of CT X-ray tubes and digital detectors for radiographic modalities, partially offset by lower oncology and fluoroscopic modalities sales.
    Industrial revenues increased $9.8 million, primarily due to increased sales of security inspection products and industrial X-ray tubes, partially offset by lower sales of digital detectors for dynamic imaging applications.
Gross Profit

	Three Months Ended
(In millions)	March 31, 2023	April 1, 2022	$ Change	% Change
Medical	$51.7	$53.4	$(1.7)	(3.2)%
Industrial	21.0	17.4	3.6	20.7%
Total gross profit	$72.7	$70.8	$1.9	2.7%
Medical gross margin	29.7%	31.3%
Industrial gross margin	38.8%	39.3%
Total gross margin	31.9%	33.0%
    The decrease in Medical segment gross profit was primarily due to increased material costs and an unfavorable shift in product sales mix.
    The Industrial segment gross profit increased primarily as a result of increased sales in security inspection products, partially offset by increased material costs.

    During the second quarter of fiscal year 2023, we experienced a more balanced operating environment driven by strong demand for certain products and an improved supply chain. Our product sales mix, primarily in Medical, continued to be impacted by a shift to lower sales of higher margin, higher-end tubes and certain medical detectors. We believe this shift was a result of our customers being cautious in response to an uncertain economic environment. These factors contributed to some gross margin pressure during the quarter.
Operating Expenses

	Three Months Ended
(In millions)	March 31, 2023	April 1, 2022	$ Change	% Change
Research and development	$23.0	$18.9	$4.1	21.7%
As a percentage of total revenues	10.1%	8.8%
Selling, general and administrative	$34.1	$25.3	$8.8	34.8%
As a percentage of total revenues	14.9%	11.8%
Operating expenses	$57.1	$44.2	$12.9	29.2%
As a percentage of total revenues	25.0%	20.6%
Research and Development
    We are committed to investing in the business to support long-term growth and believe long-term research and development expenses of approximately 8% to 10% of annual revenues is the appropriate range that will allow us to innovate and bring new products to market for our global OEM customers. Research and development costs increased to 10.1% of revenues for the second quarter of fiscal year 2023, primarily due to increased spending on labor and material costs supporting research and development initiatives which includes $2.0 million in costs related to a development agreement with a third-party company.
Selling, General and Administrative
    Selling, general and administrative expenses for the second quarter of fiscal year 2023 increased $8.8 million and increased to 14.9% of total revenues, primarily due to increased compensation costs and environmental remediation costs, when compared to the prior year.
Interest and Other Expense, Net
    The following table summarizes the Company’s interest and other expense, net:

	Three Months Ended
(In millions)	March 31, 2023	April 1, 2022	$ Change
Interest income	$0.7	$0.1	$0.6
Interest expense	(7.3)	(11.1)	3.8
Other expense, net	(1.2)	(2.0)	0.8
Interest and other expense, net	$(7.8)	$(13.0)	$5.2
    Interest and other expense, net decreased in the second quarter of fiscal year 2023 compared to the second quarter of 2022. Interest expense decreased due to the redemption of $27 million of our Senior Secured Notes in March 2022, reduced fees on the ABL Facility agreement, and reduced interest expense due to the adoption of ASU 2020-06. See Note 1, Summary of Significant Accounting Policies, “Recently Adopted Accounting Pronouncements” for further details concerning the adoption of ASU 2020-06.
    Other expense, net decreased due to increased losses in certain investments in privately-held companies and equity investments, partially offset by a decrease in foreign exchange expense.
    Interest income increased primarily due to an increase in investments made into marketable debt securities.

Taxes on Income
    For the three months ended March 31, 2023 we recognized income tax expense of $3.5 million on $7.8 million of pre-tax income. For the three months ended April 1, 2022 we recognized income tax expense of $6.0 million on $13.6 million of pre-tax income. Our tax expense for the three months ended March 31, 2023 decreased primarily due to lower pre-tax income in certain jurisdictions, partially offset by valuation allowance positions in the United States on deferred tax attributes, and losses in certain foreign jurisdictions for which no benefit can be recorded.
Discussion of Results of Operations for the Six Months Ended March 31, 2023 Compared to the Six Months Ended April 1, 2022
Revenues

	Six Months Ended
(In millions)	March 31, 2023	April 1, 2022	$ Change	% Change
Medical	$334.2	$326.1	$8.1	2.5%
Industrial	99.6	87.4	12.2	14.0%
Total revenues	$433.8	$413.5	$20.3	4.9%
Medical as a percentage of total revenues	77.0%	78.9%
Industrial as a percentage of total revenues	23.0%	21.1%
    Medical revenues increased $8.1 million, primarily due to increased sales of CT X-ray tubes and digital detectors for dental and radiographic modalities, partially offset by lower oncology and fluoroscopic modalities sales.
    Industrial revenues increased $12.2 million, primarily due to increased sales of security inspection products, industrial X-ray tubes, and digital detectors for dynamic imaging applications.
Gross Profit

	Six Months Ended
(In millions)	March 31, 2023	April 1, 2022	$ Change	% Change
Medical	$98.0	$99.4	$(1.4)	(1.4)%
Industrial	38.0	36.2	1.8	5.0%
Total gross profit	$136.0	$135.6	$0.4	0.3%
Medical gross margin %	29.3%	30.5%
Industrial gross margin %	38.2%	41.4%
Total gross margin %	31.4%	32.8%
    The decrease in Medical segment gross profit was primarily due to increased material costs and an unfavorable shift in product sales mix in digital detectors, partially offset by higher sales of CT X-ray tubes.
    The Industrial gross profit increased primarily due to increased sales in security inspection products, partially offset by increased material costs.
Operating Expenses

	Six Months Ended
(In millions)	March 31, 2023	April 1, 2022	$ Change	% Change
Research and development	$43.0	$36.6	$6.4	17.5%
As a percentage of total revenues	9.9%	8.9%
Selling, general and administrative	$64.4	$58.4	$6.0	10.3%
As a percentage of total revenues	14.8%	14.1%
Operating expenses	$107.4	$95.0	$12.4	13.1%
As a percentage of total revenues	24.8%	23.0%

 Research and Development
    We are committed to investing in the business to support long-term growth and believe long-term research and development expenses of approximately 8% to 10% of annual revenues is the appropriate range that will allow us to innovate and bring new products to market for our global OEM customers. Research and development costs increased to 9.9% of total revenues due to increased spending on labor and material costs supporting research and development initiatives which includes $2.0 million in costs related to a development agreement with a third-party company.
Selling, General and Administrative
    Selling, general and administrative expenses for the six months ended March 31, 2023, increased to 14.8% of total revenues primarily due to increased compensation, marketing, and environmental remediation costs, when compared to the prior year.
Interest and Other Expense, Net
    The following table summarizes the Company’s interest and other expense, net:

	Six Months Ended
(In millions)	March 31, 2023	April 1, 2022	$ Change
Interest income	$1.2	$0.1	$1.1
Interest expense	(14.8)	(21.0)	6.2
Other expense, net	(1.8)	(2.8)	1.0
Interest and other expense, net	$(15.4)	$(23.7)	$8.3
    Interest and other expense, net decreased during the six months ended March 31, 2023 due to the redemption of $27.0 million of our Senior Secured Notes in March 2022, reduced fees on the ABL Facility agreement, and reduced interest expense due to the adoption of ASU 2020-06.
    Other expense, net decreased during the six months ended March 31, 2023 as compared to the six months ended April 1, 2022, primarily due to increased losses in certain investments in privately-held companies and equity investments as well as increased foreign exchange expense.
    Interest income increased primarily due to an increase in investments made into marketable debt securities.
Taxes on Income
    For the six months ended March 31, 2023, we recognized an income tax expense of $5.7 million on $13.2 million of pre-tax income. For the six months ended April 1, 2022, the Company recognized income tax expense of $7.7 million on $16.9 million of pre-tax income. Our tax expense for the six months ended March 31, 2023 decreased, compared to the prior year, primarily due to lower pre-tax income in certain jurisdictions, partially offset by valuation allowance positions in the United States on deferred tax attributes, and losses in certain foreign jurisdictions for which no benefit can be recorded.
Liquidity and Capital Resources
    We assess our liquidity in terms of our ability to generate cash to fund our operations, including working capital and investing activities. We believe that our operating cash flow, cash on our balance sheet and availability under our ABL Facility are sufficient to meet our anticipated operating cash needs for at least the next 12 months and will be sufficient to allow us to continue to invest in our existing businesses, consummate strategic acquisitions and manage our capital structure on a short and long-term basis. We are currently not aware of any trends or demands, commitments, events, or uncertainties that will result in or that are reasonably likely to result in a material change to our liquidity needs during the next 12 months. The maximum availability under our ABL Facility is $100.0 million; however, the borrowing base under the ABL Facility fluctuates from month-to-month depending on the amount of eligible accounts receivable, inventory, and real estate. As of March 31, 2023, the amount available under our ABL Facility was $89.8 million, and the ABL Facility remains undrawn. See Part II, Item 1A – “Risk Factors” for a further discussion. At March 31, 2023 we had total debt of $443.0 million, net of discounts and deferred issuance costs of $6.4 million.

Cash and Cash Equivalents, Certificates of Deposit and Marketable Securities
    The following table summarizes our cash and cash equivalents, certificates of deposit and marketable securities:

(In millions)	March 31, 2023	September 30, 2022	$ Change
Cash and cash equivalents	$104.4	$89.4	$15.0
Certificates of deposit not included in cash and cash equivalents	2.3	7.2	(4.9)
Marketable securities not included in cash and cash equivalents	15.4	16.7	(1.3)
Total	$122.1	$113.3	$8.8
Borrowings
    The following table summarizes the changes in our debt outstanding:

	March 31, 2023	September 30, 2022
(In millions, except for percentages)	Amount	Amount	$ Change
Current maturities of long-term debt
Other debt	$2.0	$2.1	$(0.1)

Non-current maturities of long-term debt:
Convertible Senior Unsecured Notes	$200.0	$200.0	$—
Senior Secured Notes	243.0	243.0	—
Other debt	4.4	4.6	(0.2)
Total non-current maturities of long-term debt:	$447.4	$447.6	$(0.2)

Unamortized issuance costs and debt discounts
Unamortized discount - Convertible Notes(1)	$—	$(28.7)	$28.7
Unamortized issuance costs - Convertible Notes(1)	(3.2)	(3.1)	(0.1)
Unamortized issuance costs - Senior Secured Notes	(3.2)	(3.5)	0.3
Total	$(6.4)	$(35.3)	$28.9
Total debt outstanding, net	$443.0	$414.4	$28.6
(1) In connection with the adoption of ASU 2020-06, the unamortized discount related to the Convertible Notes was derecognized and the carrying value of the issuance costs was adjusted in the first quarter of fiscal year 2023. Refer to Note 1, Summary of Significant Accounting Policies for further details.
Cash Flows

	Six Months Ended
(In millions)	March 31, 2023	April 1, 2022
Net cash flow (used in) provided by:
Operating activities	$23.6	$2.5
Investing activities	(7.5)	(6.6)
Financing activities	(0.9)	(25.4)
Effects of exchange rate changes on cash and cash equivalents and restricted cash	—	(0.1)
Net increase (decrease) in cash and cash equivalents and restricted cash	$15.2	$(29.6)
    Net cash provided by operating activities. Net cash provided by operating activities was $23.6 million and $2.5 million for the six months ended March 31, 2023 and April 1, 2022, respectively. The increase in cash provided by operating activities was primarily due to increased collections from accounts receivable and a reduction in cash outflows for inventory, partially offset by increased payments for accounts payable when compared to the six months ended April 1, 2022.

    Net cash used in investing activities. Net cash used in investing activities was $7.5 million and $6.6 million for the six months ended March 31, 2023 and April 1, 2022, respectively. The increase in cash used in investing activities was primarily due increased purchases of property, plant, and equipment, along with increased purchases of marketable equity and debt securities during the six months ended March 31, 2023, partially offset by the settlement of net investment hedges.
    Net cash used in financing activities. Net cash used in financing activities was $0.9 million and $25.4 million for the six months ended March 31, 2023 and April 1, 2022, respectively. The decrease in cash used in financing activities was primarily due to the debt redemption during the six months ended April 1, 2022.
Contractual Obligations
    In October 2013, we entered into an amended agreement with dpiX and other parties that, among other things, provides us with the right to 50% of dpiX’s total manufacturing capacity produced after January 1, 2014. The amended agreement requires us to pay for 50% of the fixed costs (as defined in the amended agreement), as determined at the beginning of each calendar year. In January 2023, the fixed cost commitment was determined to be $9.8 million through the remainder of calendar year 2023. The amended agreement will continue unless the ownership structure of dpiX changes (as defined in the amended agreement).
    In August 2015, pursuant to a Domination and Profit and Loss Transfer Agreement (the “DPLTA”), we committed to pay the noncontrolling shareholders of MeVis an annual recurring net compensation of €0.95 per MeVis share. The annual net payment will continue for the life of the DPLTA, which we anticipate will continue for as long as we remain as the controlling shareholder of MeVis. As of March 31, 2023, noncontrolling shareholders together held approximately 0.5 million shares of MeVis, representing 26.3% of the outstanding shares.
    During the third quarter of fiscal year 2020, we entered into a purchase agreement with a supplier to acquire certain equipment and intellectual property from the supplier that is utilized to manufacture X-ray cables utilized in our products. The total consideration to be paid was ¥1,084.7 million, subject to potential decreases for costs incurred by the Company. On April 14, 2022, we entered into a foreign currency hedge related to this Japanese Yen payment, which fixed the purchase price of these assets at approximately $7.9 million. As of March 31, 2023, the Company has recorded all assets related to this agreement and completed all payments to the supplier.
    In fiscal year 2022, the Company entered into several agreements with a third-party company, whose stock is publicly traded on a foreign exchange. Under these agreements, the Company will make certain milestone payments of up to $5.0 million upon achievement of specified milestones. During fiscal year 2022, the first of these milestones was achieved and the Company paid $1.0 million to the third-party company. During the second quarter of fiscal year 2023, two more milestones were achieved and the Company paid an additional $2.0 million to the third-party company. Payments made under this agreement are recorded in research and development in the Condensed Consolidated Statements of Operations. The remaining milestones are expected to be achieved in fiscal year 2023.
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
The Company enters into purchase agreements with its suppliers in the ordinary course of its business for the purchase of goods and services. Some of these purchase agreements are non-cancellable and thus contractually obligate the Company to future cash payments. As of March 31, 2023, our non-cancellable supplier purchase obligations totaled $8.9 million.
Contingencies
    From time to time, we are a party to or otherwise involved in legal proceedings, government inspections, investigations, customs and duty audits, and other claims and contingency matters, both inside and outside the United States, arising in the ordinary course of our business or otherwise. We accrue amounts for probable losses, to the extent they can be reasonably estimated, that we believe are adequate to address any liabilities related to legal proceedings as well as other loss contingencies that we believe will result in a probable loss (including, among other things, probable settlement value). A loss or a range of loss is disclosed when it is reasonably possible that a material loss will be incurred and can be estimated or when it is reasonably possible that the amount of a loss, when material, will exceed the recorded provision. We did not have any material contingent liabilities as of March 31, 2023 and September 30, 2022. Legal expenses are expensed as incurred.

Days Sales Outstanding
    Trade accounts receivable days sales outstanding (“DSO”) was 64 days at March 31, 2023 and 68 days at September 30, 2022. Our accounts receivable and DSO are impacted by a number of factors, including the timing of product shipments, collections performance, payment terms, the mix of revenues from different regions and the effects of economic instability.
Recent Accounting Standards or Updates Not Yet Effective
    See Note 1, Summary of Significant Accounting Policies, of the accompanying Notes to the Condensed Consolidated Financial Statements for a description of recent accounting standards, including the expected dates of adoption and the estimated effects on our condensed consolidated financial statements.
Backlog
    Backlog is the accumulation of all orders for which revenues have not been recognized and are still considered valid. Backlog also includes a small portion of billed service contracts that are included in deferred revenue. Our estimated total backlog at March 31, 2023 was approximately $404 million.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
    We are exposed to four primary types of market risks: foreign currency exchange rate risk, credit and counterparty risk, interest rate risk and commodity price risk.
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

Interest Rate Risk
    Borrowings under our ABL Facility bear interest at floating interest rates. At March 31, 2023, we had no borrowings subject to floating interest rates. See Note 10, Borrowings, of the Notes to the Condensed Consolidated Financial Statements for further information.
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
Commodity Price Risk
    We are exposed to market risks related to volatility in the prices of raw materials used in our products. The prices of these raw materials fluctuate in response to changes in supply and demand fundamentals and our product margins and level of profitability tend to fluctuate with changes in these raw materials prices. We try to protect against such volatility through various business strategies. During the three and six months ended March 31, 2023, we did not have any commodity derivative instruments in place to manage our exposure to price changes.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
    Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2023.
Changes in Internal Control Over Financial Reporting
    There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
    We are subject to various claims, complaints and legal actions in the normal course of business from time to time. We are not aware of any currently pending litigation for which the outcome could have a material adverse effect on our operations or financial position.
Item 1A. Risk Factors
Summary of Principal Risk Factors
    Investing in Varex Imaging Corporation ("we," "our," "us," the "Company," or "Varex") common stock involves risks. See below and Part I, Item 2 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Part I, Item 3 "Quantitative and Qualitative Disclosures about Market Risk" for a discussion of the following principal risks and other risks that make an investment in Varex speculative or risky:
•The global economy has been and continues to be adversely impacted by economic instability and geopolitical tensions.
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
•More than half of our revenue is generated from customers located outside the United States and is subject to global, regional, and country-specific economic instability, shifting political environments, changing tax treatment, and other risks associated with international operations and sales that could materially and adversely impact our business and financial results.
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
•Shortages, changes in source of, and increases in prices for, raw materials have negatively impacted our ability to manufacture products, have caused delays, and have increased our cost of goods.
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

•Compliance with laws, regulations, certifications and registrations across the globe applicable to our operations, and to the marketing, manufacturing, sale, and distribution of our products, may be costly, and failure to comply may result in our inability to sell products, unfavorable legal proceedings, significant penalties and other harm to our business.
•Initiation of legal proceedings, defense against legal proceedings and unfavorable results of legal proceedings could materially and adversely affect our financial results.
•We have significant debt obligations and could incur additional debt that could adversely affect our business, profitability, liquidity, credit rating, and ability to meet our obligations.
•The ABL Facility and the indenture governing our Senior Secured Notes impose significant operating and financial restrictions that may limit current and future operating flexibility, particularly our ability to respond to changes in the economy or our industry or to take certain actions, which could harm our long-term interests and may limit our ability to make payments on the notes.
•Conversion of our outstanding Convertible Notes may dilute the ownership interest of our stockholders, may otherwise depress the market price of our common stock, or may adversely affect our financial condition and operating results, and certain hedging positions we entered may affect the value of the Convertible Notes and the volatility and value of our common stock.
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
Risks Relating to Our Business
The global economy has been and continues to be adversely impacted by economic instability and geopolitical tensions.
    In many markets where we operate, global economic instability and geopolitical tensions have contributed to, volatility in commodity prices, and in the credit and capital markets; market, supply chain, and inventory disruptions; sustained inflation; exchange rate volatility; the imposition of sanctions and countermeasures; and increased likelihood of new and unfavorable trade regulations. These conditions have shrunk capital equipment budgets, slowed decision-making and made it difficult for our customers and vendors to accurately forecast and plan future business activities. This, in turn, has caused our customers to be more cautious with, and sometimes freeze, delay, or dramatically reduce purchases and capital project expenditures. Some countries have adopted, and may in the future adopt, austerity or stimulus programs that could negatively affect our results from period to period.
    We have experienced, and in some areas continue to experience, difficulties in obtaining materials used to build our products, and these difficulties have in the past impacted, and could in the future impact, our ability to deliver finished products to our customers. If we are unable to produce and deliver products to our customers without unreasonable delay, those customers may seek alternative suppliers or decide to in-source certain products. Further, our competitors with greater financial resources may be better able to restructure their manufacturing and supply chains in response to geopolitical and economic trends and thereby have a competitive advantage over us.
    In addition to material shortages, our ability to move unfinished goods and finished products around the world has been, and in some cases continues to be, impacted by the decreased availability of global transportation networks. We have been and, in some cases, continue to be subject to price increases on both the components used to make our products, and for transportation of unfinished goods and finished products across the globe. If we are not able to mitigate these price increases and/or adequately increase prices for our products, our operations, cash flow, and financial position could continue to be adversely impacted. See Part I, Item 2 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for more information regarding the risks related to supply chain disruptions and logistical challenges, and economic pressures on our business.
    Inflation has the potential to increase our overall cost structure. The existence of sustained inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, increased shipping costs, supply shortages, increased costs of labor, weakening exchange rates and other similar effects. As interest rates rise to address inflation or otherwise, we may experience further increases in capital and other costs.

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
    If the measures we take to mitigate the impact of inflation and exchange rate fluctuations are not effective, our business, financial condition, results of operations and liquidity could be materially adversely affected. Even if such measures are effective, the benefits of such measures may not be realized until after the costs of inflation have been incurred.
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
    We sell our products to a limited number of OEM customers, many of which are also our competitors with in-house X-ray component manufacturing operations. We had one customer during the three months ended March 31, 2023 that accounted for 18.3% of our revenue. Our ten largest customers as a group accounted for approximately 53% and 51% of our revenue for the three months ended March 31, 2023 and April 1, 2022, respectively. Our ten largest customers as a group accounted for approximately 51% and 50% of our revenue for the six months ended March 31, 2023 and April 1, 2022, respectively. We will continue to depend on sales to a relatively small number of major customers. Because we often take significant time to replace lost business, it is likely that our operating results would be materially and adversely affected if one or more of our major OEM customers were to cancel, delay, or reduce orders in the future.
    Furthermore, we generate significant accounts receivables from the sale of our products and the provision of services directly to our major customers. We had one customer that accounted for 12.7% of our accounts receivables as of March 31, 2023. If one or more of these customers were to cancel a product order or service contract (whether in accordance with its terms or otherwise), become insolvent, or otherwise be unable or fail to pay for our products and/or services, our operating results and financial condition could be materially and adversely affected.
We may not be able to accurately predict the demand or delivery schedules for our products.
    End-user product demand, economic uncertainties, the impact of pandemic diseases, natural disasters, armed conflict, geopolitical tensions, and other matters beyond our control make it difficult for our customers to accurately forecast and plan future business activities; which makes it difficult for us to accurately predict the demand for our products. Because the manufacture of our products requires some lead-time, changes in customer purchasing forecasts have previously impacted our business, resulting in excess inventory and slowdowns in sales. Similar inventory adjustments and slowdowns in sales are likely to occur in the future. Changes to customer forecasts can occur on short notice. Our customers also face inherent competitive issues and new product introduction delays which can result in changes in forecasts. The market and regulatory risks faced by our customers also ultimately impact our ability to forecast future business. Our agreements for imaging components contain purchasing estimates that are typically based on our customers’ forward-looking forecasts rather than firm commitments, and actual purchasing volumes under the agreements may vary significantly from these estimates. The variation from forecasted purchasing volume may be due, in part, to the increasing life of X-ray tubes, which can result in reduced demand for replacement X-ray tubes in ways we may not be able to accurately forecast. Reductions in purchasing patterns have in the past, and may in the future, materially and adversely affect our operating results. In the past, decreased economic activity associated with the COVID-19 pandemic had a significant negative impact on the demand for our industrial products and a similar impact could occur again.

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
    Our competitors could develop technologies and products that are more effective than those we currently use or produce or that could render our products obsolete or noncompetitive. In addition, the timing of our competitors’ introduction of products into the market could affect the market acceptance and sales of our products. Some competitors offer specialized products that provide, or may be perceived by customers to provide, an advantage over our products. Also, some of our non-United States competitors may not be subject to the same standards, regulatory and/or other legal requirements to which we are subject and, therefore, they could have a competitive advantage in developing, manufacturing and marketing products and services. Any inability to develop, gain regulatory approval for and supply commercial quantities of competitive products to the market as quickly and effectively as our competitors could limit market acceptance of our products and reduce our sales. Any of these competitive factors could negatively and materially affect our pricing, sales, revenues, market share and gross margins and our ability to maintain or increase our operating margins.
Our success depends on the successful development, introduction, and commercialization of new generations of products and enhancements to or simplifications of existing product lines.
    We operate in a market characterized by rapid change and technological innovation, particularly with respect to flat panel technology. Our customers use our products in their medical diagnostic, security, and industrial imaging systems, and we must continually introduce new products at competitive prices while also improving existing products with higher quality, lower costs, and increased features. To be successful, we must anticipate our customers’ needs and demands, as well as potential shifts in market preferences. Our failure to do so has in the past resulted, and may in the future result, in the loss of customers and an adverse impact to our financial performance. When the U.S. Dollar is strong compared to the operating currencies of our international customers, our ability to meet such customers’ pricing expectations is particularly challenging and may result in erosion of product margin and market share.
    We have in the past spent, and in the future may need to spend, more time and money than we expect to develop, market and introduce new products or enhancements, and, even if we succeed, we may not be able to recover all or a meaningful part of our investment. Once introduced, new products may materially and adversely impact sales of our existing products or make them less desirable or even obsolete, which could materially and adversely impact our revenues and operating results. In addition, certain costs, including installation and warranty costs, associated with new products may be proportionately greater than the costs associated with other products and may therefore disproportionately, materially, and adversely affect our gross and operating margins. If we are unable to lower these costs over time, our operating results could be materially and adversely affected. Some of the electronic components and integrated circuits used in our flat panel detectors are susceptible to discontinuance and obsolescence risks, which may force us to incorporate newer generations of these components, resulting in unplanned additional R&D expenses, delays in the launch of new products, supply disruptions, or inventory write-downs.

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
•manufacture, deliver, and install our products on time in sufficient volumes and accurately predict and control costs associated with manufacturing installation, warranty, and maintenance of the products;
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
    We conduct business globally. Revenues generated from customers located outside the United States accounted for approximately 71% and 69% of our total revenues for the three months ended March 31, 2023 and April 1, 2022, respectively and approximately 70% and 70% of our total revenues for the six months ended March 31, 2023 and April 1, 2022, respectively. As a result, we must provide significant service and support globally. We intend to continue to expand our presence in international markets and expect to expend significant resources in doing so. We cannot be sure that we will be able to meet our sales, service, and support objectives or obligations in these international markets or recover our investment in these international markets. Our future results could be harmed by a variety of factors, including:
•currency fluctuations, and in particular the strength of the U.S. Dollar (which is our functional and reporting currency) relative to many currencies, which have adversely affected, and may in the future adversely affect, our financial results and cause some customers to delay purchasing decisions, move to in-sourcing supply, migrate to lower cost alternatives, or ask for discounts;
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
•conflicts between countries, including the current military conflict between Russia and Ukraine, and related sanctions, and growing tensions surrounding China and Taiwan;
•any inability to obtain required export or import licenses or approvals, including the inability to obtain required export licenses during a United States government shutdown;
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
    The pandemic caused by the spread of COVID-19 created significant volatility, uncertainty and economic disruption that has adversely impacted our operations, cash flow, and financial position. Additionally, local government lockdowns and prohibitions on travel have at times in the past adversely affected our ability to manufacture and sell our products; provide services to our customers; or meet and build relationships with customers, suppliers, and other third parties. For example, the Chinese government has in the past closed our factory in China for extended periods of time to combat COVID-19 infection rates. A resurgence of COVID-19 or other infectious diseases could result in future governmental restrictions and shutdowns, which would have an adverse impact on our operating results, cash flows and financial condition.
It has become more difficult to attract and retain employees, which has impacted, and is likely to continue to impact, our ability to develop and manufacture products and operate our business.
    Our future success depends, to a great degree, on our ability to retain, attract, expand, integrate, and train our management team and other key personnel, such as qualified engineering, service, sales, marketing, manufacturing and other staff. We compete for key personnel with other medical equipment and software manufacturers and technology companies, as well as universities and research institutions. Competition for qualified personnel has increased over the past years. We have observed an overall tightening and increasingly competitive labor market, which has resulted in increased wages offered by other employers and voluntary attrition of employees in the industry, making it more difficult to recruit, hire, and retain talent. Because competition is intense, particularly in Utah, where unemployment rates are relatively low, compensation-related costs have increased, and could continue to increase, significantly. If we are unable to hire and train qualified personnel, we may not be able to maintain or expand our business.
    Additionally, our United States-based employees, including our senior management team, work for us on an at-will basis and there is no assurance that any such employee will remain with us. Replacing key employees, including our executive officers, and management personnel may be difficult or costly and may take an extended period of time because of the limited number of individuals in our industry and where we are located with the breadth of skills and experience that we require. We have faced and may continue to face increased challenges of employee attraction and retention. To the extent we hire employees from competitors, we also may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information.
We may face additional risks from the acquisition or development of new lines of business.
    From time to time, we may acquire or develop new lines of business. There are substantial risks and uncertainties associated with new lines of business, particularly in instances where the markets are not fully developed or are ones we have not operated in before. Risks include developing knowledge of and experience in the new business, recruiting market professionals, new types or greater levels of liability exposure, increasing research and development expenditures, and developing and capitalizing on new relationships with experienced market participants. This may mean significant investment and involvement of our senior management to acquire or develop, then integrate, the business into our operations. Timelines for integration of new businesses may not be achieved, and price and profitability targets may not prove feasible, as new products can carry lower gross margins than existing products. External factors, such as compliance with regulations, (including in the case of some evolving end-markets, fast-changing regulatory developments and legal uncertainties), competitive alternatives, and shifting market preferences may also impact whether implementation of a new business will be successful. Failure to manage these risks could have a material and adverse effect on our business, results of operations, and/or financial condition.

In addition, some of our products are multi-purpose products designed and intended to be used by OEMs and end users for a wide range of imaging and irradiation purposes including for use in new and emerging industries. Certain of these industries may be subject to varying, inconsistent, and rapidly changing laws, regulations, administrative practices, enforcement approaches, judicial interpretations, and consumer perceptions, which depending on how they develop, could negatively impact demand for such products. We cannot reasonably predict the nature of these developments or the effect, if any, that these developments could have on our business.
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
    If we acquire a business, we allocate the total purchase price to the acquired business’ tangible assets and liabilities, identifiable intangible assets, and liabilities based on their fair values as of the date of the acquisition and record the excess of the purchase price over those values as goodwill. If we fail to achieve the anticipated growth from an acquisition, or if we decide to sell assets or a business, we may be required to recognize an impairment loss on the write-down of our assets and goodwill, which could materially and adversely affect our financial results. In addition, acquisitions can result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or expenses, or other charges, any of which could harm our business and affect our financial results.
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
    If our X-ray inspection systems fail to detect the presence of bombs, explosives, weapons, contraband, or other threats to personal safety, we could be subject to product and other liability claims or negative publicity, which could result in increased costs, reduced sales, and a decline in the market price of our common stock. There are many factors beyond our control that could result in such a failure, including operator error and misuse of or malfunction of our equipment. The failure of our systems to detect the presence of these dangerous materials may lead to personal injury, loss of life, and extensive property damage and may result in potential claims against us.
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
    Our investments can be negatively affected by liquidity, credit deterioration, financial results, market and economic conditions, political risk, sovereign risk, interest rate fluctuations or other factors. As a result, the value and liquidity of our cash, cash equivalents and marketable securities may fluctuate substantially. Future fluctuations in their value could result in significant losses and could have a material adverse impact on our financial condition and operating results. See Part I, Item 3 "Quantitative and Qualitative Disclosures about Market Risk" for more information regarding the risks related to credit risks and fluctuations on our business.

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
    In addition, our customers have adopted, and may continue to adopt, procurement policies that require us to comply with social, and environmental responsibility provisions. An increasing number of investors have adopted, and may continue to adopt, ESG policies for their portfolio companies, and various voluntary sustainability initiatives and organizations have promulgated different social and environmental responsibility and sustainability guidelines. These practices, policies, provisions, and initiatives are under active development, subject to change, can be unpredictable and conflicting, and may prove difficult and expensive for us to comply with and could negatively affect our reputation, business, or financial condition.
Risks Relating to the Manufacture of our Products
Supply chain disruptions, including the loss of a supplier, and any inability to obtain supplies of important components have impacted our ability to manufacture products, have caused delays in our ability to deliver products, and have increased our costs and may continue to do so.
    As discussed under the heading "Risks Relating to Our Business" above, supply chain disruptions have had, and could continue to have, an impact on our ability to manufacture certain products. We have experienced some delays in receiving materials used to make certain products due both to material shortages and shipping delays. These delays for certain products could continue in the future.
    Material shortages have caused, and could in the future cause, us to temporarily stop production of certain products or miss opportunities to pursue additional sales of some products. If we are unable to obtain the materials necessary to make certain products or if we must pay more for certain materials, it could have a material adverse effect on our business and financial results.
    We obtain some of the components included in our products from a limited group of suppliers or from sole-source suppliers, such as wave guides for industrial linear accelerators, transistor arrays, cesium iodide coatings and specialized integrated circuits for flat panel detectors, X-ray tube targets, housings, glass frames, high-voltage cable, bearings and various other components. For example, our major supplier of our amorphous silicon-based thin film transistor arrays for flat panels used in our digital image detectors is dpiX LLC. We do not have majority voting rights or the power to direct the activities of dpiX. In addition, Varian is our sole source supplier for a key component in linear accelerators used in our security and inspection products subsystems, which are specially made for us. If current suppliers cease producing these or other components, or fail to provide products on our delivery timelines, there can be no assurance that the components will be available from other suppliers on reasonable terms or at all, and this could materially and adversely affect out business and financial results.

    If we lose any of these limited- or sole-source suppliers, if their operations are substantially interrupted, or if any of them fail to meet performance or quality specifications or delivery deadlines, we may be required to obtain and qualify one or more replacement suppliers or to manufacture the components internally. Such an event (1) may then also require us to redesign or modify our products to incorporate new parts and/or further require us to obtain clearance, qualification, or certification of these products, including by the FDA, or obtain other applicable regulatory approvals in other countries, (2) could significantly increase costs for the affected products and cause material delays in delivery of those and other related products, or (3) could prevent us from meeting our delivery obligations to our customers. In addition, manufacturing capacity limitations of any of our suppliers or other inability of these suppliers to meet increasing demand or delivery deadlines could limit growth opportunities for the affected product lines and damage customer relationships. Shortage of, and greater demand for, components and subassemblies could also increase manufacturing costs if the supply/demand imbalance increases the price of the components and subassemblies. Any of these events could materially and adversely affect our business and financial results. If we decide to manufacture a component that was previously purchased from an external supplier, we may not be able to manufacture the component as efficiently as the external supplier and may experience delays or problems in successfully manufacturing the component, which could materially and adversely affect our ability to manufacture and supply products to customers.
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
    We are required to disclose (1) the presence in our products of certain metals known as “conflict minerals,” which are metals mined from the Democratic Republic of the Congo and adjoining countries, and (2) procedures regarding our efforts to identify the sourcing of those minerals from this region. Our complex supply chain may inhibit our ability to sufficiently verify the origins of the relevant minerals used in our products through the due diligence procedures that we implement, which may harm our reputation. In addition, we may encounter challenges in satisfying customers who require that all of the components of our products are certified as conflict-free, which could place us at a competitive disadvantage if we are unable to do so. Moreover, complying with these rules requires investigative efforts, which has caused, and will continue to cause, us to incur associated costs and could materially and adversely affect the sourcing, supply, and pricing of materials used in our products or result in process or manufacturing modifications, all of which could materially and adversely affect our results of operations.
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
    The demand for our security and inspection products is heavily influenced by United States and foreign governmental policies on national and homeland security, border protection, and customs activities, which depend upon government budgets and appropriations that are subject to economic conditions, as well as political changes and oil prices. We have seen customers freeze or dramatically reduce purchases and capital project expenditures, delay projects, or act cautiously as governments around the world wrestle with spending priorities. As economic growth remains sluggish in various jurisdictions and appears to be deteriorating in others, and as concerns about levels of government employment and government debt continue, we expect that these effects will also continue. Bid awards in this business may be subject to challenge by third parties. These factors make this business more unpredictable and could cause volatility in our revenues and earnings.
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
    Our international locations expose us to higher security risks compared to our United States locations, which could result in both harm to our employees and contractors or substantial costs. Some of our services are performed in or adjacent to high-risk locations where the country or location and surrounding area is suffering from political, social, or economic turmoil, war or civil unrest, or has a high level of criminal or terrorist activity. In those locations where we have employees or operations, we may incur substantial costs to maintain the safety of our personnel. Despite these precautions, the safety of our personnel in these locations may continue to be at risk, and we may in the future suffer the loss of employees and contractors, which could harm our business reputation and operating results.

Our operations are vulnerable to interruption or loss due to natural or other disasters, the effects of climate change, power loss, strikes, and other events beyond our control.
    We conduct some of our activities, including manufacturing, research and development, administration, and data processing at facilities located in areas that have in the past experienced or may in the future experience natural disasters. Our insurance coverage for such disasters may not be adequate or continue to be available at commercially-reasonable terms, or at all. A major disaster (such as a major fire, hurricane, earthquake, flood, tsunami, volcanic eruption or terrorist attack) or a climate change-related event affecting our facilities, or those of our suppliers, could significantly disrupt our operations and delay or prevent product manufacture and shipment during the time required to repair, rebuild, or replace our or our suppliers’ damaged manufacturing facilities. These delays could be lengthy and costly. If any of our customers’ facilities are adversely affected by such a disaster or event, shipments of our products could be delayed. Additionally, customers may delay purchases of our products until our or their operations return to normal. For example, following the earthquake and tsunami disasters in Japan in 2011, the operations of Canon Medical Systems Corporation, our largest customer, were impacted, and, as a consequence, orders to and product shipment from our business were delayed for several months. Even if our suppliers or customers are able to quickly respond to such a disaster or event, the ongoing effects could create some uncertainty in the operations of our business. In addition, our facilities may be subject to a shortage of available electrical power and other energy supplies. Any shortages may increase our costs for power and energy supplies or could result in blackouts, which could disrupt the operations of our affected facilities and harm our business. Further, our products are typically shipped from a limited number of ports, and any disaster, strike, or other event blocking shipment from these ports could delay or prevent shipments and harm our business. In addition, concerns about terrorism, the effects of a terrorist attack, political turmoil, or an outbreak of epidemic diseases could have a negative effect on our business operations, those of our suppliers and customers, and the ability to travel, resulting in adverse consequences on our revenues and financial performance.
Risks Relating to our Intellectual Property and Information Systems
Our competitive position would be harmed if we are not able to maintain our intellectual property rights, and protecting our intellectual property and defending against infringement claims can be costly.
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
    In the past, the United States has imposed tariffs on items imported from China and other countries that are incorporated into our products. Tariffs on items imported by us from China and other countries have increased our costs and have increased prices and lowered gross margins on some of our products, thereby having a direct adverse impact on our business and results of operations. China has imposed retaliatory tariffs that impact a number of our products, including United States origin X-ray tubes, heat exchange units, and certain flat panel detectors. The tariffs levied by China have increased our customers’ costs for products imported into China, which has caused us to make price concessions on some products and has caused some customers to stop purchasing our products. We expect that tariffs will continue to have a negative effect on our business and results of operations, including the possibility of continued price concessions or loss of business. Tariffs could limit our ability to compete for increased market share in China, which could cause our long-term prospects in China to suffer. In addition, future tariffs could have a more significant impact on our business. The imposition of additional tariffs by the United States could result in the adoption of additional tariffs by China and other countries, as well as further retaliatory actions by any affected country, which could negatively impact the global market for imaging equipment and could have a significant adverse effect on our business.
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
    Our effective tax rate is impacted by tax laws in both the United States and in foreign countries. Earnings from our international subsidiaries are generally taxed at rates that differ from United States rates. A change in the percentage of our total earnings from our international subsidiaries, a change in the mix of particular tax jurisdictions between our international subsidiaries, or a change in currency exchange rates could cause our effective tax rate to increase. Furthermore, while United States tax reform imposed a current tax on cumulative undistributed earnings, these earnings could also become subject to incremental foreign withholding or United States state taxes should they actually be remitted to the United States, in which case our financial results could be materially and adversely affected.
    Statutory changes included in proposed United States legislation, if passed, including interpretive guidance, could have a material impact on income tax expense, the effective tax rate, or the value of deferred tax assets and liabilities. Changes in the valuation of our deferred tax assets or liabilities, additional changes in tax laws or rates, changes in the interpretation of tax laws in other jurisdictions, or other changes beyond our control could materially and adversely affect our financial position and results of operations.
    We have entities in certain jurisdictions with cumulative net operating losses for which no income tax benefit can be recorded due to full valuation allowance positions. There could be additional future losses in these and other jurisdictions that would negatively impact our effective tax rate.

Compliance with foreign laws and regulations applicable to the marketing, manufacturing, and distribution of our products may be costly, and failure to comply may result in unfavorable legal proceedings, in significant penalties and other harm to our business.
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
    Within the EU/EEA, we must obtain, and in turn affix, a CE mark certification, which is a European marking of conformity that indicates that a product meets the essential requirements of the EU’s Medical Device Directive (“MDD”) and the EU Medical Device Regulations. Compliance with the MDD is done through a self-certification process that is then verified by an independent certification body called a “Notified Body,” which is an organization empowered by the legislature to conduct this verification. Once the CE mark is affixed, the Notified Body will regularly audit us to ensure that we remain in compliance with the applicable European laws and MDD. By affixing the CE mark to our product, we are certifying that our products comply with the laws and regulations required by the EU/EEA countries, thereby allowing the free movement of our products within these countries and others that accept CE mark standards. If we cannot support our performance claims and demonstrate compliance with the applicable European laws and the MDD, we would lose our right to affix the CE mark to our products, which would prevent us from selling our products within the EU/EEA/Switzerland territory and in other countries that recognize the CE mark. In April 2017, the European Commission adopted two regulations on medical devices that impose stricter requirements for placing medical devices in the EU market, as well as for Notified Bodies. These regulations have resulted in the limited availability of recognized Notified Bodies, which could delay our ability to obtain CE marks. We may be subject to risks associated with additional testing, modification, certification, or amendment of our existing market authorizations, or we may be required to modify products already installed at our customers’ facilities to comply with the official interpretations of these revised regulations.
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
    In addition, we are required to timely file various reports with international regulatory authorities similar to the reports we are required to timely file with United States regulatory authorities, including reports required by international adverse event reporting regulations. If these reports are not timely filed, regulators may impose sanctions, including temporarily suspending our market authorizations or CE mark, and sales of our products may suffer.
    Further, as we enter new businesses or pursue new business opportunities internationally, or as regulatory schemes change, we may become subject to additional laws, rules, and regulations. Becoming familiar with and implementing the infrastructure necessary to comply with these laws, rules, and regulations is costly. Additionally, in some countries, we rely or may rely in the future on foreign distributors and agents to assist in complying with foreign regulatory requirements, and we cannot be sure that they will always do so. The failure by us or our agents to comply with these laws, rules, and regulations could delay the introduction of new products, cause reputational harm, or result in investigations, fines, injunctions, civil penalties, criminal prosecution, or an inability to sell our products in or to import our products into certain countries, which could materially and adversely affect our business.
Compliance with United States laws and regulations applicable to the marketing, manufacturing, and distribution of our products may be costly, and failure or delays in obtaining regulatory clearances or approvals or failure to comply with applicable laws and regulations could prevent us from distributing our products, require us to recall our products, or result in unfavorable legal proceedings, significant penalties or other harm to our business.
    Some of our products and those of OEMs that incorporate our products are subject to extensive and rigorous government regulation in the United States. Compliance with these laws and regulations is expensive and time-consuming, and failure to comply with these laws and regulations could materially and adversely affect our business.

    Generally, our manufacturing operations for medical devices, and those of our third-party manufacturers, are required to comply with the QSR of the FDA, as well as other federal and state regulations for medical devices and radiation-emitting products. The FDA, through authorized auditing organizations, makes announced and unannounced periodic and on-going inspections of medical device manufacturers to determine compliance with QSR and, in connection with these inspections, issues reports known as Form FDA 483 reports when the FDA believes the manufacturer has failed to comply with applicable regulations and/or procedures. If Form FDA 483 reports are not addressed or corrective action is not taken in a timely manner and to the FDA’s satisfaction, the FDA may issue a warning letter or proceed directly to an enforcement action. Failure to respond in a timely manner to a warning letter, or any other notice of noncompliance and to promptly come into compliance could result in the FDA bringing an enforcement action, which could include the total shutdown of our production facilities, denial of importation rights to the United States for products manufactured in overseas locations, adverse publicity, and criminal and civil fines. The expense and costs of any corrective actions that we may take, which may include product recalls, correction and removal of products from customer sites, or changes to our product manufacturing and quality systems, could materially and adversely impact our financial results and may also divert management resources, attention, and time. Additionally, if a warning letter were issued, customers could delay purchasing decisions or cancel orders, and we could face increased pressure from our competitors, who could use the warning letter against us in competitive sales situations, either of which could materially and adversely affect our reputation, business, and stock price.
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
    If we or any of our suppliers, distributors, agents, or customers fail to comply with FDA, Federal Trade Commission, or other applicable United States regulatory requirements or are perceived to have failed to comply with regulations, we may face:
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
    Other Laws. From time to time, new laws or regulations may be adopted and compliance with these laws or regulations could be costly or time consuming. For example, in July 2021, the United States government passed the Uyghur Forced Labor Prevention Act (the “UFLPA”), which imposes importation limits on goods produced using forced labor in China, especially the Xinjiang Uyghur Autonomous Region, and imposes related sanctions. Guidance related to compliance with the UFLPA has not yet been issued, and we cannot yet evaluate the impact that compliance with the UFLPA will have on our business or financial condition.
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
    Our industrial and medical devices utilizing radioactive material are subject to NRC clearance and approval requirements, and the manufacture and sale of these products are subject to extensive federal and state regulation that varies from state to state and among regions. Our manufacture, distribution, installation, service, and removal of industrial devices utilizing radioactive material or emitting radiation also requires us to obtain a number of licenses and certifications for these devices and materials. Service of these products must also be performed in accordance with specific radioactive materials licenses. Obtaining licenses and certifications may be time consuming, expensive, and uncertain.
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
    We are subject to environmental laws around the world. These laws regulate many aspects of our operations, including our handling, storage, transport, and disposal of hazardous substances, such as the chemicals and materials that we use in the course of our manufacturing operations. They can also impose cleanup liabilities, including with respect to discontinued operations. As a consequence, we can incur significant environmental costs and liabilities, some recurring and others not recurring. Like other businesses, we may mishandle or inadequately manage hazardous substances used in our manufacturing operations and can never completely eliminate the risk of contamination or injury from certain materials that we use in our business and, therefore, we cannot completely eliminate the prospect of resulting claims and damage payments. We may also be assessed fines and/or other penalties for failure to comply with environmental laws and regulations. Insurance has provided coverage for portions of cleanup costs resulting from historical occurrences, but we do not expect to maintain insurance coverage for costs or claims that might result from any future contamination.
    Pursuant to the Separation and Distribution Agreement we entered into with Varian when we spun off from Varian, we are obligated to indemnify Varian for 20% of the cleanup liabilities related to prior corporate restructuring activities undertaken while we were a division of Varian. This includes facilities sold as part of Varian’s electron devices business in 1995 and thin film systems business in 1997. The U.S. Environmental Protection Agency (“EPA”) or third parties have named Varian as a potentially responsible party under the amended Comprehensive Environmental Response Compensation and Liability Act of 1980 (“CERCLA”), at sites to which Varian or the facilities of the businesses sold in 1995 and 1997 were alleged to have shipped waste for recycling or disposal (the “CERCLA sites”). We anticipate that we will be obligated to reimburse Varian for 20% of the liabilities of Varian related to these CERCLA sites (after adjusting for any insurance proceeds or tax benefits received by Varian). We assess this indemnification obligation quarterly with Varian and make accruals accordingly. These accruals can sometimes fluctuate significantly from period to period.
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
    As of March 31, 2023, our total combined indebtedness was approximately $449.4 million. The borrowings under our Convertible Senior Unsecured Notes due 2025 (the “Convertible Notes”) bear interest at a fixed rate of 4.00% and borrowings under our Senior Secured Notes due 2027 (the “Senior Secured Notes”) bear interest at a fixed rate of 7.875%. For more information regarding our borrowings, see Note 10, Borrowings of the Notes to the Condensed Consolidated Financial Statements of this report.
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
    We and our subsidiaries may be able to incur substantial indebtedness in the future. As of March 31, 2023, after adjustment to our available borrowing base under the $100 million revolving credit agreement we entered into on September 30, 2020 (the “Asset-Based Loan,” or "ABL Facility"), we had approximately $90 million of additional available borrowing capacity. In addition to any amounts that might be available to us for borrowing under the ABL Facility, subject to certain conditions, we will have the right to request an increase of aggregate commitments under the ABL Facility by an aggregate amount of up to $75 million by obtaining additional commitments either from one or more of the lenders under the ABL Facility or other lending institutions.
    The ABL Facility and the indenture governing our Senior Secured Notes contain restrictions on our and our subsidiaries’ ability to incur additional indebtedness, which are subject to a number of important qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. Furthermore, the covenants in the indenture governing our Convertible Notes do not restrict the incurrence of indebtedness by us or any of our subsidiaries, and the covenants that may be contained in any future debt instruments could allow us to incur a significant amount of additional indebtedness.
    The more leveraged we become, the more we, and in turn holders of our notes, will be exposed to certain risks described above under “Risks Relating to Our Indebtedness—We have significant debt obligations that could adversely affect our business, profitability, liquidity, and ability to meet our obligations.”

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
    Our historical sources of liquidity to fund ongoing cash requirements include cash flows from operations, cash and cash equivalents, borrowings through our previous credit facility and convertible debt offerings. The sufficiency and availability of credit may be adversely affected by a variety of factors, including, without limitation, the tightening of the credit markets, including lending by financial institutions who are sources of credit for our borrowing and liquidity; an increase in the cost of capital; the reduced availability of credit; our ability to execute our strategy; the level of our cash flows, which will be impacted by customer demand for our products; compliance with a fixed charge coverage ratio that is included in our ABL Facility; interest rate fluctuations and the lingering impact of the COVID-19 outbreak on the United States. and world-wide economies and on our business. We cannot predict the future level of interest rates or the effect of any increase in interest rates on the availability or aggregate cost of our borrowings. We cannot be certain that any additional required financing, whether debt or equity, will be available in amounts needed or on terms acceptable to us, if at all.

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
    During the year ended March 31, 2023, our stock price has ranged from a low of $17.22 to a high of $23.78. We cannot guarantee that an active trading market will be sustained for our common stock. Nor can we predict the prices at which shares of our common stock may trade. We have experienced and expect in the future to experience fluctuations in our operating results, including revenues and margins, from period to period. These fluctuations may cause our stock price to be volatile, which could cause losses for our stockholders.
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
    Because many of our operating expenses are based on anticipated capacity levels, and a high percentage of these expenses are fixed for the short term, a small variation in the timing of revenue recognition can cause significant variations in operating results from quarter to quarter. If our gross margins fall below the expectation of securities analysts and investors, the trading price of our common stock has declined in the past and may decline again in the future.

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
Liabilities related to our operations when we were part of Varian, or liabilities associated with the spin-off from Varian, could materially and adversely affect our business, financial condition, results of operations, and cash flows.
    We entered into a Separation and Distribution Agreement when we spun off from Varian. The agreement provides for, among other things, indemnification obligations designed to make Varex financially responsible for information contained in our registration statement that describes Varex, our separation from Varian, the transactions contemplated by the Separation and Distribution Agreement, and liabilities that were allocable to Varex before the spin-off. We may be subject to substantial liabilities if we were required to indemnify Varian or if Varian were required, but unable, to indemnify us. Either of these could negatively affect our business, financial position, results of operations, and/or cash flows.
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

10.1*†
Transition and Release Agreement , dated January 10, 2023, by and between Brian Giambattista and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 10, 2023.

31.1**	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act

31.2**	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act

32.1***	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104**	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)

*	Incorporated herein by reference.
**	Filed herewith.
***	Furnished herewith.
†	Management contract of compensatory agreement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VAREX IMAGING CORPORATION

Date:	May 2, 2023	By:	/s/ SHUBHAM MAHESHWARI
Shubham Maheshwari
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)