Form 10-Q
period 2023-06-30
Varex Imaging Corp
filed 2023-08-01
CIK 1681622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of July 27, 2023, there were 40.4 million shares of the registrant’s common stock outstanding.

VAREX IMAGING CORPORATION
FORM 10-Q
For the Quarter Ended June 30, 2023

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Revenues, net	$232.2	$214.5	$666.0	$628.0
Cost of revenues	155.9	141.1	453.7	419.0
Gross profit	76.3	73.4	212.3	209.0
Operating expenses:
Research and development	20.0	20.2	63.0	56.8
Selling, general and administrative	32.1	30.2	96.5	88.6
Total operating expenses	52.1	50.4	159.5	145.4
Operating income	24.2	23.0	52.8	63.6
Interest income	0.9	0.1	2.1	0.2
Interest expense	(7.3)	(9.4)	(22.1)	(30.4)
Other expense, net	(0.7)	(0.2)	(2.5)	(3.0)
Interest and other expense, net	(7.1)	(9.5)	(22.5)	(33.2)
Income before taxes	17.1	13.5	30.3	30.4
Income tax expense	7.9	5.1	13.6	12.8
Net income	9.2	8.4	16.7	17.6
Less: Net income attributable to noncontrolling interests	0.1	0.2	0.4	0.4
Net income attributable to Varex	$9.1	$8.2	$16.3	$17.2
Net income per common share attributable to Varex
Basic	$0.23	$0.21	$0.41	$0.43
Diluted	$0.21	$0.20	$0.40	$0.41
Weighted average common shares outstanding
Basic	40.4	39.9	40.2	39.7
Diluted	50.4	40.5	40.6	41.9
See accompanying Notes to the Condensed Consolidated Financial Statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions)	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Net income	$9.2	$8.4	$16.7	$17.6
Other comprehensive (loss) income
Unrealized loss on forward contracts	—	(0.6)	—	(0.6)
Unrealized loss on available-for-sale securities	(0.1)	—	—	—
Foreign currency translation adjustments	(0.4)	0.8	(0.4)	(0.9)
Total comprehensive income	8.7	8.6	16.3	16.1
Less: Comprehensive income attributable to noncontrolling interests	0.1	0.2	0.4	0.4
Comprehensive income attributable to Varex	$8.6	$8.4	$15.9	$15.7
 See accompanying Notes to the Condensed Consolidated Financial Statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share and per share amounts)	June 30, 2023	September 30, 2022
Assets
Current assets:
Cash and cash equivalents	$118.5	$89.4
Accounts receivable, net of allowance for credit losses of $0.6 million and $0.6 million at June 30, 2023 and September 30, 2022, respectively	163.3	173.3
Inventories	297.7	303.2
Prepaid expenses and other current assets	59.0	44.0
Total current assets	638.5	609.9
Property, plant, and equipment, net	142.0	141.3
Goodwill	289.2	284.5
Intangible assets, net	25.5	33.6
Investments in privately-held companies	46.8	46.4
Deferred tax assets	2.8	2.3
Operating lease assets	28.7	23.2
Other assets	38.2	43.2
Total assets	$1,211.7	$1,184.4
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$74.6	$78.2
Accrued liabilities and other current liabilities	67.9	81.4
Current operating lease liabilities	3.4	4.0
Current maturities of long-term debt	1.8	2.1
Deferred revenues	10.9	7.4
Total current liabilities	158.6	173.1
Long-term debt, net	441.1	412.3
Deferred tax liabilities	—	0.5
Operating lease liabilities	23.4	18.0
Other long-term liabilities	43.7	33.8
Total liabilities	666.8	637.7
Stockholders' equity:
Preferred stock, $.01 par value: 20,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value: 150,000,000 shares authorized
Shares issued and outstanding: 40,387,511 and 40,085,126 at June 30, 2023 and September 30, 2022, respectively	0.4	0.4
Additional paid-in capital	444.9	469.1
Accumulated other comprehensive (loss) income	(0.3)	0.1
Retained earnings	86.5	63.8
Total Varex stockholders' equity	531.5	533.4
Noncontrolling interests	13.4	13.3
Total stockholders' equity	544.9	546.7
Total liabilities and stockholders' equity	$1,211.7	$1,184.4
See accompanying Notes to the Condensed Consolidated Financial Statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Varex Equity	Noncontrolling Interests	Total Stockholders' Equity

(In millions)	Shares	Amount
March 31, 2023	40.4	$0.4	$441.6	$0.2	$77.4	$519.6	$13.3	$532.9
Net income	—	—	—	—	9.1	9.1	0.1	9.2
Share-based compensation	—	—	3.5	—	—	3.5	—	3.5
Unrealized loss on change in fair value of available-for-sale securities	—	—	—	(0.1)	—	(0.1)	—	(0.1)
Foreign currency translation adjustments	—	—	—	(0.4)	—	(0.4)	—	(0.4)
Other	—	—	(0.2)	—	—	(0.2)	—	(0.2)
June 30, 2023	40.4	$0.4	$444.9	$(0.3)	$86.5	$531.5	$13.4	$544.9

	Three Months Ended July 1, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Varex Equity	Noncontrolling Interests	Total Stockholders' Equity

(In millions)	Shares	Amount
April 1, 2022	39.8	$0.4	$459.9	$(1.7)	$42.5	$501.1	$13.3	$514.4
Net income	—	—	—	—	8.2	8.2	0.2	8.4
Common stock issued under employee stock purchase plan	0.1	—	1.9	—	—	1.9	—	1.9
Share-based compensation	—	—	3.4	—	—	3.4	—	3.4
Unrealized loss on change in fair value of cash flow hedge	—	—	—	(0.6)	—	(0.6)	—	(0.6)
Foreign currency translation adjustments	—	—	—	0.8	—	0.8	—	0.8
Other	—	—	—	—	—	—	(0.2)	(0.2)
July 1, 2022	39.9	$0.4	$465.2	$(1.5)	$50.7	$514.8	$13.3	$528.1
See accompanying Notes to the Condensed Consolidated Financial Statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Nine Months Ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Varex Equity	Noncontrolling Interests	Total Stockholders' Equity

(In millions)	Shares	Amount
September 30, 2022	40.1	$0.4	$469.1	$0.1	$63.8	$533.4	$13.3	$546.7
Cumulative effect of accounting change	—	—	(34.6)	—	6.5	(28.1)	—	(28.1)
Net income	—	—	—	—	16.3	16.3	0.4	16.7
Common stock issued upon vesting of restricted shares	0.2	—	—	—	—	—	—	—
Shares withheld on vesting of restricted stock	(0.1)	—	(1.4)	—	—	(1.4)	—	(1.4)
Common stock issued under employee stock purchase plan	0.1	—	2.0	—	—	2.0	—	2.0
Share-based compensation	—	—	10.1	—	—	10.1	—	10.1
Foreign currency translation adjustments	—	—	—	(0.4)	—	(0.4)	—	(0.4)
Other	0.1	—	(0.3)	—	(0.1)	(0.4)	(0.3)	(0.7)
June 30, 2023	40.4	$0.4	$444.9	$(0.3)	$86.5	$531.5	$13.4	$544.9

	Nine Months Ended July 1, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Varex Equity	Noncontrolling Interests	Total Stockholders' Equity

(In millions)	Shares	Amount
October 1, 2021	39.4	$0.4	$449.4	$—	$33.5	$483.3	$13.2	$496.5
Net income	—	—	—	—	17.2	17.2	0.4	17.6
Exercise of stock options	0.1	—	3.8	—	—	3.8	—	3.8
Common stock issued upon vesting of restricted shares	0.3	—	—	—	—	—	—	—
Shares withheld on vesting of restricted stock	(0.1)	—	(2.1)	—	—	(2.1)	—	(2.1)
Common stock issued under employee stock purchase plan	0.2	—	3.6	—	—	3.6	—	3.6
Share-based compensation	—	—	10.7	—	—	10.7	—	10.7
Unrealized loss on change in fair value of cash flow hedge	—	—	—	(0.6)	—	(0.6)	—	(0.6)
Foreign currency translation adjustments	—	—	—	(0.9)	—	(0.9)	—	(0.9)
Other	—	—	(0.2)	—	—	(0.2)	(0.3)	(0.5)
July 1, 2022	39.9	$0.4	$465.2	$(1.5)	$50.7	$514.8	$13.3	$528.1
See accompanying Notes to the Condensed Consolidated Financial Statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(In millions)	June 30, 2023	July 1, 2022
Cash flows from operating activities:
Net income	$16.7	$17.6
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Share-based compensation expense	10.1	10.7
Depreciation	14.2	14.3
Amortization of intangible assets	10.2	11.2
Deferred taxes	(1.1)	1.5
Loss from equity method investments	0.1	1.5
Amortization of deferred loan costs	1.9	8.1
Inventory write-down	3.8	5.3
Loss on operating lease abandonment	—	1.9
Other, net	2.2	1.7
Changes in assets and liabilities:
Accounts receivable	10.2	(1.9)
Inventories	1.7	(81.1)
Prepaid expenses and other assets	4.0	4.6
Accounts payable	(3.7)	24.8
Accrued liabilities and other current and long-term liabilities	(12.5)	(22.8)
Deferred revenues	3.5	2.4
Net cash provided by (used in) operating activities	61.3	(0.2)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(15.3)	(11.5)
Loss on settlement of cash flow hedge	(0.2)	—
Proceeds from maturities of marketable debt securities	16.7	—
Purchase of marketable debt securities	(33.6)	(10.4)
Purchase of marketable equity securities	(2.7)	—
Settlement of net investment hedge	7.0	—
Proceeds from sales of business and assets	—	1.7
Investments in and loans to privately-held companies	—	(0.3)
Other, net	(2.2)	(0.4)
Net cash used in investing activities	(30.3)	(20.9)
Cash flows from financing activities:
Taxes related to net share settlement of equity awards	(1.4)	(2.1)
Repayments of borrowing under credit agreements	(1.7)	(29.0)
Proceeds from exercise of stock options	—	3.8
Proceeds from shares issued under employee stock purchase plan	2.0	3.6
Other, net	(0.5)	(0.3)
Net cash used in financing activities	(1.6)	(24.0)
Effects of exchange rate changes on cash and cash equivalents and restricted cash	(0.1)	(0.1)
Net increase (decrease) in cash and cash equivalents and restricted cash	29.3	(45.2)
Cash and cash equivalents and restricted cash at beginning of period	90.6	146.1
Cash and cash equivalents and restricted cash at end of period	$119.9	$100.9
Supplemental cash flow information:
Cash paid for interest	$27.4	$29.5
Income taxes paid, net of (refunds)	9.8	(0.6)
Supplemental non-cash activities:
Purchases of property, plant and equipment financed through accounts payable	$1.3	$1.2
See accompanying Notes to the Condensed Consolidated Financial Statements.

VAREX IMAGING CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
    Varex Imaging Corporation (the “Company” or “Varex”) designs, manufactures, sells, and services a broad range of medical products, which include X-ray imaging components including X-ray tubes, digital detectors and accessories, ionization chambers, high voltage connectors, image processing software and workstations, 3D reconstruction software, computer-aided diagnostic software, collimators, automatic exposure control devices, generators, and heat exchangers. The Company sells its products to imaging system original equipment manufacturer (“OEM”) customers for incorporation into new medical diagnostic, radiation therapy, dental, and veterinary equipment, as well as to independent service companies and distributors, and directly to end-users for replacement purposes.
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
Fiscal Year
    The fiscal years of the Company as reported are the 52 or 53-week period ending on the Friday nearest September 30. Fiscal year 2023 is the 52-week period ending September 29, 2023. Fiscal year 2022 was the 52-week period that ended on September 30, 2022. The fiscal quarters ended June 30, 2023 and July 1, 2022 were both 13-week periods. The three fiscal quarters ended June 30, 2023 and July 1, 2022 were both 39-week periods.

Use of Estimates
    The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates include the valuation of inventories, valuation of goodwill and intangible assets, warranties, refund liabilities, long-lived asset valuations, impairment of investments, valuation of financial instruments, and taxes on income. Actual results could differ from these estimates.
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
Restricted Cash
    Restricted cash primarily consists of cash collateral related to certain leases and inventory arrangements. Restricted cash is included in other assets on the Company's Condensed Consolidated Balance Sheets. Cash and cash equivalents and restricted cash as reported within the Condensed Consolidated Statements of Cash Flows consisted of the following:

	Nine Months Ended		Nine Months Ended
	June 30, 2023		July 1, 2022
(In millions)	Beginning of Period	End of Period	Beginning of Period	End of Period
Cash and cash equivalents	$89.4	$118.5	$144.6	$99.6
Restricted cash	1.2	1.4	1.5	1.3
Total as presented in the Condensed Consolidated Statements of Cash Flows	$90.6	$119.9	$146.1	$100.9
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
    Credit is extended to customers based on an evaluation of the customer’s financial condition, and collateral is not required. In certain circumstances, a customer may be required to prepay all or a portion of the contract price prior to transfer of control. During the periods presented, one of the Company's customers accounted for a significant portion of revenues, as set forth below:

	Three Months Ended		Nine Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Canon Medical Systems Corporation	14.8%	16.6%	16.0%	18.0%
    Canon Medical Systems Corporation accounted for 12.9% and 10.3% of the Company’s accounts receivable as of June 30, 2023 and September 30, 2022, respectively.
Equity Method Investments
    The Company accounts for its equity investments in privately-held companies under the equity method of accounting if the Company has the ability to exercise significant influence, but not control in these investments. The Company records impairment losses on its equity method investments if an impairment exists and is deemed to be other-than-temporary, which is based on various factors, including but not limited to, the length of time the fair value of the investment is below the carrying value, the absence of an ability to recover the carrying amount of the investment, and the inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. There were no impairments recorded during the three and nine months ended June 30, 2023 and July 1, 2022, respectively.

Marketable Securities
    The Company's marketable securities consist primarily of financial instruments such as United States treasury securities, United States agency obligations, corporate bonds, commercial paper, money market funds, and equity securities.
Marketable Debt Securities
The Company's marketable debt securities are classified as available-for-sale. Classification of marketable debt securities is determined at the time of purchase, and the Company reevaluates such classification as of each balance sheet date. Marketable debt securities are recorded at estimated fair value and included in cash and cash equivalents, prepaid expenses and other current assets, and other assets within the Condensed Consolidated Balance Sheets. Any unrealized gains or losses are included in accumulated other comprehensive (loss) income within the Condensed Consolidated Balance Sheets. When the fair value of a marketable debt security declines below its amortized cost basis, any portion of that decline attributable to credit losses, to the extent expected to be nonrecoverable before the sale of the security, is recognized in the Condensed Consolidated Statements of Operations. When the fair value of a marketable debt security declines below its amortized cost basis due to changes in interest rates, such amounts are recorded in other comprehensive (loss) income, and are recognized in the Condensed Consolidated Statements of Operations only if the Company sells or intends to sell the security before recovery of its cost basis. There were no impairments related to marketable debt securities recorded during the three and nine months ended June 30, 2023 and July 1, 2022.
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
Environmental Obligations
Our operations and facilities, past and present, are subject to environmental laws, including laws that regulate the handling, storage, transport and disposal of hazardous substances. Certain of those laws impose cleanup liabilities under certain circumstances. In connection with those laws and certain of our past and present operations and facilities, we are obligated to indemnify Varian for the cleanup liabilities related to prior corporate restructuring activities. We anticipate that we will be obligated to reimburse Varian for 20% of the liabilities of Varian related to these sites (after adjusting for any insurance proceeds or tax benefits received by Varian). As of September 30, 2022, our estimated liability for these sites was $1.1 million, net of expected insurance proceeds. During the second quarter of fiscal year 2023, Varian informed us of an adjustment to their estimate of their liability, which resulted in an increase to our liability of approximately $2.9 million, net of expected insurance proceeds. As of June 30, 2023, our estimated environmental liability for these sites is $4.2 million, net of expected insurance proceeds.

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
    The following table reflects the changes in the Company’s accrued product warranty:

	Nine Months Ended
(In millions)	June 30, 2023	July 1, 2022
Accrued product warranty, at beginning of period	$7.9	$8.5
New accruals charged to cost of revenues	9.3	7.5
Product warranty expenditures	(9.3)	(8.5)
Accrued product warranty, at end of period	$7.9	$7.5
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

Contracts and Performance Obligations
    The Company accounts for a contract with a customer when there is an approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance, and collectability of the consideration is probable. The Company's performance obligations consist mainly of transferring control of products and services identified in the contracts or purchase orders. For each contract, the Company considers the obligation to transfer products and services to the customer, which are distinct, to be performance obligations.
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
    The Company allows customers to return specific parts of purchased X-ray tubes for a partial refund credit, which is identified as variable consideration. For sales with a right of return, revenue is reduced and a liability is recorded for expected returns, and an asset is recorded for the right to recover products from customers on settling the liability. The Company recognizes a reduction to revenue and cost of sales at the time of sale and a corresponding refund liability and right of return asset. The Company records this estimate based on the historical volume of product returns and adjusts the estimate on a quarterly basis based on the current quarter sales and current quarter returns.
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
Disaggregation of Revenue
    Revenue is disaggregated from contracts between geography and by reportable operating segment, which the Company believes best depicts how the nature, amount, timing, and uncertainty of revenues and cash flows are affected by economic factors. Refer to Note 15, Segment Information, included in this report, for the disaggregation of the Company’s revenue based on reportable operating segments and Note 2, Revenue Recognition, for the disaggregation of revenue by geographic region.
Contract Balances
    Contract liabilities are included within the deferred revenues, and other long-term liabilities balances in the Condensed Consolidated Balance Sheets. The Company does not have any material contract assets.
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
2. REVENUE RECOGNITION
Disaggregation of Revenue
    Revenue is disaggregated from contracts by geographic region and by reportable operating segment, which the Company believes best depicts how the nature, amount, timing, and uncertainty of revenues and cash flows are affected by economic factors.
    The following table disaggregates the Company’s revenue by geographic region:

	Three Months Ended		Nine Months Ended
(In millions)	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Americas	$73.4	$63.9	$207.7	$192.8
EMEA	77.2	70.2	212.5	207.2
APAC	81.6	80.4	245.8	228.0
	$232.2	$214.5	$666.0	$628.0
    Revenue in the United States was $72.1 million and $61.7 million for the three months ended June 30, 2023 and July 1, 2022, respectively. Revenue in the United States was $203.8 million and $186.7 million for the nine months ended June 30, 2023 and July 1, 2022, respectively.
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

Right of Return Assets and Refund Liabilities
    Right of return assets are included within the prepaid expenses and other current assets, and other assets balances in the Condensed Consolidated Balance Sheets. Refund liabilities are included within the accrued liabilities and other current liabilities and other long-term liabilities balances in the Condensed Consolidated Balance Sheets. The following table summarizes the changes in the right of return assets and refund liabilities for the nine months ended June 30, 2023 and July 1, 2022:

	Right of Return Assets
	Nine Months Ended
(In millions)	June 30, 2023	July 1, 2022
Balance at beginning of period	$25.4	$24.3
Costs recovered from product returns during the period	(3.9)	(4.2)
Right of return assets from shipments of products, subject to return during the period	5.0	5.5
Adjustment for actual vs. reserved product returns	(0.7)	(0.4)
Balance at end of period	$25.8	$25.2

	Refund Liabilities
	Nine Months Ended
(In millions)	June 30, 2023	July 1, 2022
Balance at beginning of period	$28.2	$27.0
Release of refund liability included in beginning of year refund liability	(4.4)	(4.6)
Additions to refund liabilities	5.6	6.1
Adjustment for actual vs. reserved product returns	(0.7)	(0.5)
Balance at end of period	$28.7	$28.0
Contract Balances
    During the three and nine months ended June 30, 2023, the Company recognized revenue of $0.9 million and $5.7 million, respectively, related to deferred revenues which existed at September 30, 2022. During the three and nine months ended July 1, 2022, the Company recognized revenue of $0.4 million and $6.3 million, respectively, related to deferred revenues that existed at October 1, 2021.
3. LEASES
    The Company has operating and finance leases for office space, warehouse and manufacturing space, vehicles, and equipment. During the nine months ended July 1, 2022, the Company recorded a loss due to abandonment of $1.9 million, which is included in selling, general and administrative in the Condensed Consolidated Statements of Operations. The following table presents supplemental balance sheet information related to the Company's operating and finance leases:

(In millions)	Balance Sheet Location	June 30, 2023	September 30, 2022
Assets
Operating lease right-of-use assets	Operating lease assets	$28.7	$23.2
Finance lease right-of-use assets	Property, plant, and equipment, net	0.2	0.3
Liabilities
Operating lease liabilities (current)	Current operating lease liabilities	3.4	4.0
Finance lease liabilities (current)	Accrued liabilities and other current liabilities	0.1	0.2
Operating lease liabilities (non-current)	Operating lease liabilities	23.4	18.0
Finance lease liabilities (non-current)	Other long-term liabilities	$0.1	$0.1

    The following table provides information related to the Company’s operating and finance leases:

	Three Months Ended		Nine Months Ended
(In millions)	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Total operating lease costs(1)	$1.4	$1.5	$4.2	$4.9

Total finance lease costs	$0.1	$0.1	$0.2	$0.2

Operating cash flows from operating leases	$2.6	$1.9	$7.7	$5.5
Financing cash flows from finance leases	0.1	0.1	0.2	0.2
Total cash paid for amounts included in the measurement of lease liabilities	$2.7	$2.0	$7.9	$5.7

Noncash operating right-of-use assets obtained in exchange for new lease liabilities	$6.9	$2.3	$9.2	$5.3
Noncash finance right-of-use assets obtained in exchange for new lease liabilities	—	0.1	—	0.1
Total right-of-use assets obtained in exchange for new lease liabilities	$6.9	$2.4	$9.2	$5.4
(1) Includes variable and short-term lease expense, which were immaterial for the three and nine months ended June 30, 2023 and July 1, 2022.
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
    The investment in dpiX Holding is accounted for under the equity method of accounting. When the Company recognizes its share of net profits or losses of dpiX Holding, profits or losses in inventory purchased from dpiX are eliminated. During the three months ended June 30, 2023 and July 1, 2022, the Company recorded income on the equity investment in dpiX Holding of $0.0 million and $0.3 million, respectively. During the nine months ended June 30, 2023 and July 1, 2022, the Company recorded income (loss) on the equity investment in dpiX Holding of $1.6 million and $(0.8) million, respectively. The income and loss on the equity investment in dpiX Holding are included in other expense, net in the Condensed Consolidated Statements of Operations. The carrying value of the equity investment in dpiX Holding was $44.0 million and $42.4 million at June 30, 2023 and September 30, 2022, respectively.
    During the three months ended June 30, 2023 and July 1, 2022, the Company purchased glass transistor arrays from dpiX totaling $5.1 million and $5.3 million, respectively. During the nine months ended June 30, 2023 and July 1, 2022, the Company purchased glass transistor arrays from dpiX totaling $14.6 million and $16.0 million, respectively. These purchases of glass transistor arrays are included as a component of inventories on the Condensed Consolidated Balance Sheets or cost of revenues in the Condensed Consolidated Statements of Operations.
    As of June 30, 2023 and September 30, 2022, the Company had accounts payable to dpiX totaling $3.2 million and $3.1 million, respectively.
     In October 2013, the Company entered into an amended agreement with dpiX and other parties that, among other things, provides it with the right to 50% of dpiX’s total manufacturing capacity. In addition, the Company is required to pay for 50% of dpiX's fixed costs, as determined at the beginning of each calendar year. In January 2023, the Company's fixed cost commitment was determined and approved by the dpiX board of directors to be $13.1 million for calendar year 2023. As of June 30, 2023, the Company estimated it has fixed cost commitments of $6.5 million related to the amended agreement with dpiX through the remainder of calendar year 2023. The amended agreement will continue unless the ownership structure of dpiX changes (as defined in the amended agreement).

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
    During the three months ended June 30, 2023 and July 1, 2022, the Company recorded a loss on the equity investment in VEC of $0.3 million and $0.4 million, respectively. During the nine months ended June 30, 2023, and July 1, 2022, the Company recorded a loss on the equity investment in VEC of $0.7 million and $1.0 million, respectively. The Company's investment in VEC was $1.8 million and $2.5 million at June 30, 2023 and September 30, 2022, respectively. As of June 30, 2023 and September 30, 2022, the Company had loans and other receivables outstanding from VEC of $1.0 million, and $0.9 million, respectively, which are recorded in prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.
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
    Cash outflows associated with these restructuring charges are limited to employee termination expenses, facility closure and equipment sales and disposals. Below is a detail of restructuring charges incurred during the three and nine months ended June 30, 2023 and July 1, 2022, respectively, which predominantly relate to the Company's Medical segment:

		Three Months Ended		Nine Months Ended
(In millions)	Location in Statements of Operations	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Other assets impairment charges	Selling, general and administrative	$—	$—	$—	$1.8
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

Derivatives Designated as Hedging Instruments - Net Investment Hedges
    The Company uses cross currency swap contracts as net investment hedges to manage its risk of variability in foreign currency-denominated net investments in wholly-owned international operations. All changes in fair value of the derivatives designated as net investment hedges are reported in accumulated other comprehensive (loss) income along with the foreign currency translation adjustments on those investments. During the first quarter of fiscal year 2023, the Company terminated all three of its previously outstanding cross currency swap contracts which resulted in cash received upon settlement of $7.3 million. The gain on the cross currency swap contracts was recorded in accumulated other comprehensive (loss) income where it will remain until such time that substantial liquidation of the international operations should occur. Concurrent with the termination of the previous cross currency swap contracts, the Company entered into two new cross currency swap contracts which have been designated as net investment hedges.
    As of June 30, 2023, the Company had the following outstanding derivatives designated as net investment hedging instruments:

(In millions, except number of instruments)	Number of Instruments	Notional Value
Cross currency swap contracts	2	$58.7
    The following table summarizes the amount of pre-tax income recognized from derivative instruments for the periods indicated and the line items in the accompanying statements of operations where the results are recorded for net investment hedges:

	Amount of (Loss) Gain Recognized in OCI on Derivative Three Months Ended		Location of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)	Amount of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing) Three Months Ended
(In millions)	June 30, 2023	July 1, 2022		June 30, 2023	July 1, 2022
Cross currency swap contracts	$(0.6)	$3.9	Interest expense	$0.3	$0.3

	Amount of (Loss) Gain Recognized in OCI on Derivative Nine Months Ended		Location of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)	Amount of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing) Nine Months Ended
(In millions)	June 30, 2023	July 1, 2022		June 30, 2023	July 1, 2022
Cross currency swap contracts	$(5.6)	$5.0	Interest expense	$0.7	$0.9
    These derivative instruments are subject to master netting agreements giving effect to rights of offset with each counterparty. None of the balances were eligible for netting. The following table summarizes the gross fair values of derivative instruments as of the periods indicated and the line items in the accompanying Condensed Consolidated Balance Sheets where the instruments are recorded:

(In millions)		Derivative Assets and Liabilities
Derivatives Designated as Net Investment Hedges	Balance Sheet Location	June 30, 2023	September 30, 2022
Cross currency swap contracts	Prepaid expenses and other current assets	$1.1	$1.2
Cross currency swap contracts	Other assets	—	6.3
Cross currency swap contracts	Other long-term liabilities	$6.4	$—
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

    The following table shows the notional amounts of outstanding foreign currency contracts as of June 30, 2023:

Notional Value of Derivatives not Designated as Hedging Instruments:
(In millions of equivalent USD)	Sell contracts
Australian Dollar	$4.0
Chinese Renminbi	9.8
Euro	7.0
India Rupee	6.5
$27.3
7. FAIR VALUE
Assets and Liabilities Measured at Fair Value on a Recurring Basis
    The fair values of certain of the Company’s financial instruments, including bank deposits included in cash and cash equivalents, accounts receivable, net and accounts payable, approximate their fair values due to their short maturities. As of June 30, 2023, the fair values of the Company’s Convertible Notes and Senior Secured Notes, as defined in Note 10, Borrowings and measured using Level 1 inputs, were $253.6 million and $242.7 million, respectively. As of September 30, 2022, the fair values of the Company’s Convertible Notes and Senior Secured Notes, measured using Level 1 inputs, were $250.2 million and $241.3 million, respectively. The Company has elected to use the income approach to value its derivative instruments using standard valuation techniques and Level 2 inputs, such as currency spot rates, forward points and credit default swap spreads.
    In the tables below, the Company has segregated all assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

	Fair Value at June 30, 2023
(In millions)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$—	$30.4	$—	$30.4
Commercial paper	—	2.5	—	2.5
Corporate notes/bonds	—	3.7	—	3.7
Government agencies	—	11.3	—	11.3
U.S. Treasury bills	—	21.4	—	21.4
Derivative assets	—	1.1	—	1.1
Deferred compensation plan(1)	6.6	—	—	6.6
Marketable equity securities	4.0	—	—	4.0
Total assets measured at fair value	$10.6	$70.4	$—	$81.0

Liabilities:
Derivative liabilities	$—	$6.4	$—	$6.4
Total liabilities measured at fair value	$—	$6.4	$—	$6.4
(1) The assets held under the Company’s deferred compensation plan are classified in Level 1, as they relate primarily to publicly traded mutual funds for which there are observable market prices in active markets.

	Fair Value at September 30, 2022
(In millions)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$—	$36.6	$—	$36.6
Commercial paper	—	5.9	—	5.9
Corporate notes/bonds	—	3.6	—	3.6
Government agencies	—	0.3	—	0.3
U.S. Treasury bills	—	10.2	—	10.2
Derivative assets	—	7.5	—	7.5
Deferred compensation plan(1)	5.4	—	—	5.4
Marketable equity securities	2.5	—	—	2.5
Total assets measured at fair value	$7.9	$64.1	$—	$72.0

Liabilities:
Derivative liabilities	$—	$0.3	$—	$0.3
Total liabilities measured at fair value	$—	$0.3	$—	$0.3
(1) The assets held under the Company’s deferred compensation plan are classified in Level 1 as they relate primarily to publicly traded mutual funds for which there are observable market prices in active markets.
Marketable Debt Securities
    The following tables summarize the Company’s marketable debt securities:

	June 30, 2023
(In millions)	Amortized Costs	Unrealized Losses	Fair Value
Commercial paper	$2.5	$—	$2.5
Corporate notes/bonds	3.7	—	3.7
U.S. Treasury bills	21.5	(0.1)	21.4
Government agencies	11.3	—	11.3
Total marketable debt securities	$39.0	$(0.1)	$38.9

	September 30, 2022
(In millions)	Amortized Costs	Unrealized Losses	Fair Value
Commercial paper	$5.9	$—	$5.9
Corporate notes/bonds	3.7	(0.1)	3.6
U.S. Treasury bills	10.2	—	10.2
Government agencies	0.3	—	0.3
Total marketable debt securities	$20.1	$(0.1)	$20.0
    The contractual maturities of marketable debt securities as of June 30, 2023, are shown in the table below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	June 30, 2023
(In millions)	Amortized Costs	Fair Value
Contractual maturities:
Due within one year	$38.5	$38.4
Due after one year through five years	0.5	0.5
Total marketable debt securities	$39.0	$38.9
    During the three and nine months ended June 30, 2023, there were no gross realized gains or losses from the sale of certain marketable debt securities that were reclassified out of accumulated other comprehensive (loss) income.
    The following tables summarize the balance sheet locations for marketable debt securities:

	June 30, 2023
(In millions)	Commercial paper	Corporate notes/bonds	Government agencies	Treasury bills	Total
Cash and cash equivalents	$2.0	$—	$2.0	$0.9	$4.9
Prepaid expenses and other current assets	0.5	3.7	9.3	20.0	33.5
Other assets	—	—	—	0.5	0.5
Total marketable debt securities	$2.5	$3.7	$11.3	$21.4	$38.9

	September 30, 2022
(In millions)	Commercial paper	Corporate notes/bonds	Government agencies	Treasury bills	Total
Cash and cash equivalents	$—	$—	$—	$3.3	$3.3
Prepaid expenses and other current assets	5.9	1.9	0.3	6.4	14.5
Other assets	—	1.7	—	0.5	2.2
Total marketable debt securities	$5.9	$3.6	$0.3	$10.2	$20.0
8. INVENTORIES
    The following table summarizes the Company’s inventories:

(In millions)	June 30, 2023	September 30, 2022
Raw materials and parts	$235.0	$240.3
Work-in-process	21.0	23.2
Finished goods	41.7	39.7
Total inventories	$297.7	$303.2
9. GOODWILL AND INTANGIBLE ASSETS
    The following table reflects goodwill by reportable operating segment:

(In millions)	Medical	Industrial	Total
Balance at September 30, 2022	$169.4	$115.1	$284.5
Foreign currency translation adjustments	2.8	1.9	4.7
Balance at June 30, 2023	$172.2	$117.0	$289.2

    The following table reflects the gross carrying amount and accumulated amortization of the Company’s finite-lived intangible assets included in other assets in the Condensed Consolidated Balance Sheets:

	June 30, 2023			September 30, 2022
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired existing technology	$72.0	$(56.0)	$16.0	$70.0	$(49.9)	$20.1
Patents, licenses and other	12.6	(12.2)	0.4	12.3	(11.6)	0.7
Customer contracts and supplier relationship	50.5	(41.4)	9.1	49.6	(36.8)	12.8
Total intangible assets	$135.1	$(109.6)	$25.5	$131.9	$(98.3)	$33.6
    Amortization expense for intangible assets was $3.4 million and $3.7 million for the three months ended June 30, 2023 and July 1, 2022, respectively. Amortization expense for intangible assets was $10.2 million and $11.2 million for the nine months ended June 30, 2023 and July 1, 2022, respectively.
10. BORROWINGS
    The following table summarizes the Company’s short-term and long-term debt:

	June 30, 2023	September 30, 2022
(In millions, except for percentages)	Amount	Amount	Contractual Interest Rate	Effective Interest Rate
Current maturities of long-term debt
Other debt	$1.8	$2.1

Non-current maturities of long-term debt:
Convertible Senior Unsecured Notes	$200.0	$200.0	4.0%	4.8%
Senior Secured Notes	243.0	243.0	7.9%	8.2%
Other debt	3.9	4.6
Total non-current maturities of long-term debt:	$446.9	$447.6

Unamortized issuance costs and debt discounts
Unamortized discount - Convertible Notes(1)	$—	$(28.7)
Unamortized issuance costs - Convertible Notes(1)	(2.8)	(3.1)
Unamortized issuance costs - Senior Secured Notes	(3.0)	(3.5)
Total	$(5.8)	$(35.3)
Total debt outstanding, net	$442.9	$414.4

Equity component of Convertible Senior Unsecured Notes(1)(2)	$—	$49.7
(1) In connection with the adoption of ASU 2020-06, the unamortized discount and equity component related to the Convertible Notes were derecognized and the carrying value of the issuance costs was adjusted in the first quarter of fiscal year 2023. Refer to Note 1, Summary of Significant Accounting Policies for further details.
(2) Included in additional paid-in capital on the Condensed Consolidated Balance Sheets.

    The following table summarizes the Company’s interest expense:

	Three Months Ended		Nine Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Contractual interest coupon and other	$6.7	$6.7	$20.2	$21.1
Amortization of debt issuance costs	0.6	0.5	1.9	2.8
Amortization of debt discounts	—	2.2	—	6.5
Total interest expense	$7.3	$9.4	$22.1	$30.4
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
    On June 4, 2020 and June 5, 2020, Varex also entered into privately negotiated warrant transactions (collectively, the “Warrant Transactions” and, together with the Hedge Transactions, the “Call Spread Transactions”), whereby the Company sold warrants at a higher strike price relating to the same number of shares of Varex common stock that were initially covered by the Convertible Notes, subject to customary anti-dilution adjustments. The initial strike price of the warrants is $24.975 per share (subject to adjustment under the terms of the Warrant Transactions), which was 50% above the last reported sale price of Varex common stock on June 4, 2020. The Warrant Transactions could have a dilutive effect to the Company's stockholders to the extent that the market price per share of Varex common stock, as measured under the terms of the Warrant Transactions, exceeds the applicable strike price of the warrants. The number of shares underlying the Warrant Transactions is 9.6 million. The number of warrants outstanding as of June 30, 2023 was 9.6 million.
Senior Secured Notes
    Varex issued $300.0 million aggregate principal amount of 7.875% Senior Secured Notes due 2027 (the "Senior Secured Notes") pursuant to an indenture dated September 30, 2020. Interest payments are paid semiannually on April 15 and October 15 of each year, beginning on April 15, 2021. The Senior Secured Notes will mature on October 15, 2027, unless earlier redeemed or repurchased by Varex. On July 15, 2021, we redeemed $30.0 million, and on March 18, 2022, we redeemed $27.0 million of the Senior Secured Notes. As of June 30, 2023, the aggregate principal amount of the outstanding Senior Secured Notes was $243.0 million.

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
    The ABL Facility matures on the earlier of September 30, 2025 or 91 days prior to the maturity of the Convertible Notes, at which time all outstanding amounts under the ABL Facility will be due and payable. The maximum availability under the ABL Facility is $100.0 million; however, the borrowing base under the ABL Facility fluctuates from month to month depending on the amount of eligible accounts receivable, inventory, and real estate. As of June 30, 2023, the amount available under the ABL Facility was $87.8 million and the ABL Facility remains undrawn.
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
    In April 2015, the Company acquired 73.5% of the then outstanding shares of MeVis Medical Solutions AG (“MeVis”), a publicly traded company based in Bremen, Germany that provides image processing software and services for cancer screening. In August 2015, the Company, through one of its German subsidiaries, entered into a Domination and Profit and Loss Transfer Agreement (the “DPLTA”) with MeVis. In fiscal years 2017 and 2018, the Company purchased an additional 0.2% of outstanding shares such that the Company now owns 73.7% of the outstanding shares of common stock of MeVis. Under the DPLTA, MeVis subordinates its management to the Company and undertakes to transfer all its annual profits and losses to the Company. In return, the DPLTA grants the noncontrolling shareholders of MeVis, an annual recurring net compensation of €0.95 per MeVis share. At June 30, 2023, noncontrolling shareholders together held approximately 0.5 million shares of MeVis, representing 26.3% of the outstanding shares.
    Changes in noncontrolling interests were as follows:

	Nine Months Ended
(In millions)	June 30, 2023	July 1, 2022
Noncontrolling interests, at beginning of period	$13.3	$13.2
Net income attributable to noncontrolling interests	0.4	0.4
Other	(0.3)	(0.3)
Noncontrolling interests, at end of period	$13.4	$13.3

12. NET INCOME PER SHARE
    Basic net income per common share is computed by dividing the net income for the period by the weighted average number of shares of common stock outstanding during the reporting period. Diluted net income per common share reflects the effects of potentially dilutive securities, which is computed by dividing the sum of net income and any adjustments to net income by the sum of the weighted average number of common shares outstanding and dilutive common shares.
    A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per common share is as follows:

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Net income per share - basic
Net income attributable to Varex	$9.1	$8.2	$16.3	$17.2
Basic weighted average shares outstanding	40.4	39.9	40.2	39.7
Basic net income per share attributable to Varex	$0.23	$0.21	$0.41	$0.43

Net income per share - diluted
Net income attributable to Varex	$9.1	$8.2	$16.3	$17.2
Interest expense on Convertible Notes, net of tax	1.4	—	—	—
Diluted net income	$10.5	$8.2	$16.3	$17.2

Basic weighted average shares outstanding	40.4	39.9	40.2	39.7
Dilutive effect of Convertible Notes	9.6	0.2	—	1.6
Dilutive effect of share-based awards and other	0.4	0.4	0.4	0.6
Diluted weighted average shares outstanding	50.4	40.5	40.6	41.9
Diluted net income per share attributable to Varex	$0.21	$0.20	$0.40	$0.41

Anti-dilutive share summary
Share-based awards and other	2.7	3.2	2.9	3.0
Convertible notes	—	—	9.6	—
Warrants	9.6	—	9.6	—
Total anti-dilutive shares	12.3	3.2	22.1	3.0
    Potentially dilutive shares, which are based on the weighted-average shares of common stock underlying stock options, unvested stock awards, purchase rights granted under the employee stock purchase plan, warrants, and Convertible Notes using the treasury stock method or the if-converted method, as applicable, are included when calculating diluted net income per share attributable to Varex when their effect is dilutive. As of October 1, 2022, the Company adopted ASU 2020-06 using the modified retrospective method. The standard requires the Company to apply the if-converted method in relation to the Convertible Notes, which requires the Company to assume that the Convertible Notes would have been converted using only share settlement at the beginning of the period, resulting in an additional 9.6 million shares outstanding. Using this method, the numerator is affected by adding back the after-tax interest expense and the denominator is affected by including the effect of potential share settlement, if the effect is dilutive. Prior to the adoption of ASU 2020-06, the Convertible Notes were accounted for using the treasury stock method for purposes of net income per share. See Note 1, Summary of Significant Accounting Policies, "Recently Adopted Accounting Pronouncements" for further details concerning the adoption of ASU 2020-06. Furthermore, in connection with the offering of the Convertible Notes, the Company entered into convertible note hedges and warrants (see Note 10, Borrowings). However, the Company's convertible note hedges are not included when calculating potentially dilutive shares since their effect is always anti-dilutive.

13. EMPLOYEE STOCK PLANS
Share-Based Compensation Expense
    Share-based compensation expense recognized in the Condensed Consolidated Statements of Operations is based on awards ultimately expected to vest. Share-based compensation expense includes expenses related to the Company’s direct employees.
    The table below summarizes the effect of recording share-based compensation expense and the option value of the employee stock purchase plan shares:

	Three Months Ended		Nine Months Ended
(In millions)	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Cost of revenues	$0.5	$0.4	$1.3	$1.2
Research and development	0.8	0.8	2.5	2.4
Selling, general and administrative	2.3	2.2	6.3	7.1
Total share-based compensation expense	$3.6	$3.4	$10.1	$10.7
Stock Option Activity
    The following table summarizes the activity for stock options under Varex’s employee incentive plans for the Company's employees:

(In thousands, except per share amounts and the remaining term)	Options	Price Range	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value(1)
Outstanding at September 30, 2022	2,902	$13.61 - $37.60	$28.97	4.5	$1,361.4
Granted	415	$22.13 - $24.55	22.31
Canceled, expired or forfeited	(442)	$22.13 - $37.10	28.92
Outstanding at June 30, 2023	2,875	$13.61 - $37.60	$28.01	5.1	$2,329.4

Exercisable at June 30, 2023	2,015	$13.61 - $37.60	$29.49	3.6	$1,240.9
(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and the closing price of Varex common stock of $23.57 as of June 30, 2023, the last trading date of the Company's third quarter, and which represents the amount that would have been received by the option holders had all option holders exercised their in-the-money options and sold the shares received upon exercise as of that date.
Restricted Stock Units, Restricted Stock Awards and Deferred Stock Units
    The following table summarizes the activity for restricted stock units, restricted stock awards and deferred stock units under Varex’s 2020 Omnibus Stock Plan and 2017 Omnibus Stock Plan:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant-Date Fair Value
Outstanding at September 30, 2022	1,045	$24.35
Granted	565	20.15
Vested	(253)	24.69
Canceled or expired	(66)	24.03
Outstanding at June 30, 2023	1,291	$22.43

14. TAXES ON INCOME
    For the three months ended June 30, 2023, the Company recognized income tax expense of $7.9 million on $17.1 million of pre-tax income. For the three months ended July 1, 2022, the Company recognized income tax expense of $5.1 million on $13.5 million of pre-tax income. For the nine months ended June 30, 2023, the Company recognized income tax expense of $13.6 million on $30.3 million of pre-tax income. For the nine months ended July 1, 2022, the Company recognized income tax expense of $12.8 million on $30.4 million of pre-tax income. The Company is unable to recognize a tax benefit for pre-tax book losses in certain foreign jurisdictions but has recognized tax expense for profitable foreign jurisdictions.
    The Company's tax expense for the three and nine months ended June 30, 2023 increased, primarily due to increased pre-tax income in certain jurisdictions, valuation allowance positions in the United States on deferred tax attributes, and losses in certain foreign jurisdictions for which no benefit can be recorded.
    The Company is maintaining its reinvestment assertion with respect to foreign earnings for the three months ended June 30, 2023, which is that all earnings prior to fiscal year 2018 are permanently reinvested for all countries, and that all earnings for Direct Conversion, one of our consolidated entities, which is located primarily in Sweden and Finland, are also indefinitely reinvested in those countries, but post fiscal year 2017 earnings in all other countries are not permanently reinvested. Due to the level of earnings available for repatriation, the treaty benefits applicable to jurisdictions in which those earnings are located, and the now favorable United States tax treatment of repatriated foreign earnings, the amount of deferred tax liability recorded related to the potential repatriation is approximately $0.1 million. This estimated liability is for United States state income taxes and foreign withholding taxes that would apply if the foreign earnings were repatriated in the form of a dividend.
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
    The Industrial segment designs, develops, manufactures, sells and services X-ray imaging products for use in a number of markets, including security applications for cargo screening at ports and borders and baggage screening at airports, and nondestructive testing, irradiation, and inspection applications used in a number of other vertical markets. The Company's industrial products include Linatron® X-ray linear accelerators, X-ray tubes, digital detectors, high voltage connectors, and coolers. In addition, the Company licenses proprietary image-processing and detection software designed to work with other Varex products to provide packaged sub-assembly solutions to industrial customers.
    Accordingly, the following information is provided for purposes of achieving an understanding of operations, but it may not be indicative of the financial results of the reported segments were they independent organizations. In addition, comparisons of the Company’s operations to similar operations of other companies may not be meaningful.

    Information related to the Company’s segments is as follows:

	Three Months Ended		Nine Months Ended
(In millions)	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Revenues, net
Medical	$175.4	$167.1	$509.6	$493.2
Industrial	56.8	47.4	156.4	134.8
Total revenues	232.2	214.5	666.0	628.0
Gross profit
Medical	54.7	54.3	152.7	153.7
Industrial	21.6	19.1	59.6	55.3
Total gross profit	76.3	73.4	212.3	209.0
Total operating expenses	52.1	50.4	159.5	145.4
Interest and other expense, net	(7.1)	(9.5)	(22.5)	(33.2)
Income before taxes	17.1	13.5	30.3	30.4
Income tax expense	7.9	5.1	13.6	12.8
Net income	9.2	8.4	16.7	17.6
Less: Net income attributable to noncontrolling interests	0.1	0.2	0.4	0.4
Net income attributable to Varex	$9.1	$8.2	$16.3	$17.2
    The Company does not disclose total assets by segment as this information is not provided to the CODM.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
    The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited condensed consolidated financial statements and notes thereto that are contained in this Quarterly Report on Form 10-Q (this "Quarterly Report") as well as our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 and our other filings, including the Current Reports on Form 8-K, that have been filed with the Securities and Exchange Commission (" SEC") through the date of this report.
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
    Statements concerning supply chain and logistics challenges; cost increases and expense management; changes in U.S. and worldwide economic conditions, such as the impact of inflation, and fluctuations in foreign currency exchange rates; geopolitical tensions; industry or market segment outlook; market acceptance of or transition to new products or technology such as advanced X-ray tube and digital flat panel detector products; growth drivers; future orders, revenues, backlog, earnings or other financial results; and any statements using the terms “believe,” “expect,” “anticipate,” “can,” “should,” “would,” “could,” “estimate,” “may,” “intend,” “potential,” and “possible” or similar statements are forward-looking statements that involve risks and uncertainties that could cause our actual results and the outcome and timing of certain events to differ materially from those projected or management’s current expectations.
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

Impact of General Economic Environment
    We are encouraged by the recent improvements that we have seen in the general economic environment but remain cautious as many factors remain unpredictable and recent high rates of inflation have increased our costs and could negatively affect our future profit margins. The uncertain economic environment, supply chain and logistic challenges, and geopolitical tensions have contributed to, and may continue to contribute to, inflation, higher interest rates and capital costs, increased shipping costs, supply shortages, increased costs of labor and materials, exchange rate volatility, and other similar effects.
    We have experienced some supply chain, manufacturing, and logistics challenges that we expect will continue throughout 2023. We have experienced and continue to experience shortages of certain materials. Shortages of certain materials have caused, and may continue to cause, delays in manufacturing products for our customers. In some cases, raw material shortages and delivery delays from our suppliers have caused operational and customer order fulfillment challenges. Due to the rising cost environment, in addition to ongoing expense management, we began to raise prices on certain products in fiscal year 2022 and anticipate making further pricing adjustments throughout fiscal year 2023.
For additional information on risks related to supply chain and logistics challenges, cost increases, changes in U.S. and worldwide economic conditions, geopolitical tensions and other risks that could impact our results, see Part II, Item 1A “Risk Factors”.
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
    Our X-ray imaging components are primarily sold to OEM customers. These OEM customers then design-in our products to their X-ray imaging systems for a variety of medical modalities. A substantial majority of medical X-ray imaging OEMs globally are our customers, and many of these have been our customers for over 25 years. We believe one of the reasons for customer loyalty is that our hardware and software products are tightly integrated with our customers' systems. We work very closely with our customers to create custom built components for their systems based on technology platforms that we have developed. Because our products are often customized for our customers' specific equipment, it can be costly and complex for our customers to switch to another provider. Once our components are designed into our customers' equipment, our customers will typically continue to buy from us for any replacement components and for service and support for that equipment. Some of our products are also included in product registrations for our customers' equipment that require regulatory approval to change. In addition to sales to OEM customers, we sell our products to independent service companies and distributors as well as directly to end-users for replacement purposes.
We are one of the largest independent global manufacturers of X-ray imaging components, and each year, we produce over 27,000 X-ray tubes and 20,000 X-ray detectors. We estimate that our world-wide installed base of products includes more than 160,000 X-ray tubes, 170,000 X-ray detectors, 600,000 connect and control components, and 16,500 software instances. Replacement and service of our existing installed base makes up a significant portion of our revenue. Many of our components need to be replaced regularly, depending upon usage and other factors. For example, CT X-ray tubes generally need to be replaced every 2 to 6 years, in comparison to a general radiography tube which can last up to 10 years, depending on utilization. In China, the replacement cycle for CT X-ray tubes currently can be as frequent as every 10 to 20 months due to high utilization of imaging equipment. Other products such as X-ray detectors have a useful life of as much as 7 years or more but can require more frequent service and repairs during their useful life. In addition, our detector customers often elect to upgrade products to newer technology before the end of a current product’s useful life. X-ray imaging software is a relatively small part of our business and includes maintenance revenue for software licenses.
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

    In recent years our business in China has been impacted by the trade war with the United States in three principal ways: (1) importing raw materials from China to the United States has become more expensive, (2) importing raw materials and sub-assemblies from the United States to China has become more expensive, and (3) importing finished United States manufactured products into China has become more difficult and expensive. While the governments of both the United States and China have granted tariff exclusions that temporarily eliminate the additional duties payable for specific commodities, providing partial relief, these exclusions are temporary and/or must be solicited and approved on a shipment-by-shipment basis. There is no guarantee that such exclusions will be granted or extended by either government, and the U.S. tariff exclusions are set to expire on September 30, 2023 unless extended. In order to mitigate the impact of tariffs on materials imported from China, we have implemented changes to secure more non-China sources of materials used to manufacture our X-ray imaging products. To help mitigate the impact of tariffs on materials imported to China, and to be closer to our global customer base, we continue to expand manufacturing capabilities at our facilities in China, Germany, the Netherlands and the Philippines. We have also implemented local sourcing strategies to offer local content. This local-for-local strategy has been well received by both our local customers as well as global OEMs, and acts as a natural hedge against trade wars and other potential supply chain disruptions. Our mitigation efforts could prove less effective than anticipated if rising tensions between China and Taiwan lead to worsening trade relations between China and the United States.
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
    Non-destructive testing and inspection verticals utilize X-ray imaging to scan items for inspection of manufacturing defects and product integrity in a wide range of industries including the aerospace, automotive, electronics, oil and gas, food packaging, metal castings and 3D printing. In addition, new applications for X-ray sources are being developed, such as sterilization of food and its packaging. We provide X-ray sources, digital detectors, high voltage connectors and image processing software to OEM customers, system integrators, and manufacturers in a variety of these verticals. We believe that the non-destructive testing market represents a significant growth opportunity for our business, and we are actively pursuing new potential applications for our products.
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

Fiscal Year
    The fiscal years of the Company as reported are the 52 or 53-week period ending on the Friday nearest September 30. Fiscal year 2023 is the 52-week period ending September 29, 2023. Fiscal year 2022 was the 52-week period that ended on September 30, 2022. The fiscal quarters ended June 30, 2023 and July 1, 2022 were both 13-week periods. The three fiscal quarters ended June 30, 2023 and July 1, 2022 were both 39-week periods.
Discussion of Results of Operations for the Three Months Ended June 30, 2023 Compared to the Three Months Ended July 1, 2022
Revenues, net

	Three Months Ended
(In millions)	June 30, 2023	July 1, 2022	$ Change	% Change
Medical	$175.4	$167.1	$8.3	5.0%
Industrial	56.8	47.4	9.4	19.8%
Total revenues	$232.2	$214.5	$17.7	8.3%
Medical as a percentage of total revenues	75.5%	77.9%
Industrial as a percentage of total revenues	24.5%	22.1%
    Medical revenues increased $8.3 million, primarily due to increased sales of mammography X-ray tubes and digital detectors for radiographic, fluoroscopic, and dental modalities, partially offset by decreased sales in oncology modalities.
    Industrial revenues increased $9.4 million, primarily due to increased sales of security inspection products and industrial X-ray tubes.
Gross Profit

	Three Months Ended
(In millions)	June 30, 2023	July 1, 2022	$ Change	% Change
Medical	$54.7	$54.3	$0.4	0.7%
Industrial	21.6	19.1	2.5	13.1%
Total gross profit	$76.3	$73.4	$2.9	4.0%
Medical gross margin	31.2%	32.5%
Industrial gross margin	38.0%	40.3%
Total gross margin	32.9%	34.2%
    The increase in Medical segment gross profit was primarily due to increased pricing, partially offset by increased material costs and an unfavorable shift in product sales mix.
    The Industrial segment gross profit increased primarily as a result of increased sales in security inspection products, partially offset by an unfavorable shift in product sales mix.

Operating Expenses

	Three Months Ended
(In millions)	June 30, 2023	July 1, 2022	$ Change	% Change
Research and development	$20.0	$20.2	$(0.2)	(1.0)%
As a percentage of total revenues	8.6%	9.4%
Selling, general and administrative	$32.1	$30.2	$1.9	6.3%
As a percentage of total revenues	13.8%	14.1%
Operating expenses	$52.1	$50.4	$1.7	3.4%
As a percentage of total revenues	22.4%	23.5%
Research and Development
    We are committed to investing in the business to support long-term growth and believe long-term research and development expenses of approximately 8% to 10% of annual revenues is the appropriate range that will allow us to innovate and bring new products to market for our global OEM customers. Research and development costs decreased to 8.6% of revenues for the third quarter of fiscal year 2023, primarily due to decreased spending on material costs supporting research and development initiatives.
Selling, General and Administrative
    Selling, general and administrative expenses for the third quarter of fiscal year 2023 increased $1.9 million, primarily due to increased compensation costs and fixed cost commitments to a supplier.
Interest and Other Expense, Net
    The following table summarizes the Company’s interest and other expense, net:

	Three Months Ended
(In millions)	June 30, 2023	July 1, 2022	$ Change
Interest income	$0.9	$0.1	$0.8
Interest expense	(7.3)	(9.4)	2.1
Other expense, net	(0.7)	(0.2)	(0.5)
Interest and other expense, net	$(7.1)	$(9.5)	$2.4
    Interest and other expense, net decreased in the third quarter of fiscal year 2023 compared to the third quarter of 2022. Interest expense decreased due to reduced fees on the ABL Facility agreement, and reduced interest expense due to the adoption of ASU 2020-06. See Note 1, Summary of Significant Accounting Policies, “Recently Adopted Accounting Pronouncements” for further details concerning the adoption of ASU 2020-06.
    Other expense, net increased due to increased losses in certain investments in privately-held companies and equity investments and increased foreign exchange expense.
    Interest income increased primarily due to an increase in investments made into marketable debt securities.
Taxes on Income
    For the three months ended June 30, 2023 we recognized income tax expense of $7.9 million on $17.1 million of pre-tax income. For the three months ended July 1, 2022 we recognized income tax expense of $5.1 million on $13.5 million of pre-tax income. Our tax expense for the three months ended June 30, 2023 increased, primarily due to increased pre-tax income in certain jurisdictions, valuation allowance positions in the United States on deferred tax attributes, and losses in certain foreign jurisdictions for which no benefit can be recorded.

Discussion of Results of Operations for the Nine Months Ended June 30, 2023 Compared to the Nine Months Ended July 1, 2022
Revenues

	Nine Months Ended
(In millions)	June 30, 2023	July 1, 2022	$ Change	% Change
Medical	$509.6	$493.2	$16.4	3.3%
Industrial	156.4	134.8	21.6	16.0%
Total revenues	$666.0	$628.0	$38.0	6.1%
Medical as a percentage of total revenues	76.5%	78.5%
Industrial as a percentage of total revenues	23.5%	21.5%
    Medical revenues increased $16.4 million, primarily due to increased sales of CT and mammography X-ray tubes and digital detectors for dental and radiographic modalities, partially offset by lower oncology and fluoroscopic modalities sales.
    Industrial revenues increased $21.6 million, primarily due to increased sales of security inspection products and industrial X-ray tubes.
Gross Profit

	Nine Months Ended
(In millions)	June 30, 2023	July 1, 2022	$ Change	% Change
Medical	$152.7	$153.7	$(1.0)	(0.7)%
Industrial	59.6	55.3	4.3	7.8%
Total gross profit	$212.3	$209.0	$3.3	1.6%
Medical gross margin %	30.0%	31.2%
Industrial gross margin %	38.1%	41.0%
Total gross margin %	31.9%	33.3%
    The decrease in Medical segment gross profit was primarily due to increased material costs and an unfavorable shift in product sales mix in digital detectors, partially offset by higher sales of CT X-ray tubes.
    The Industrial gross profit increased primarily as a result of increased sales in security inspection products and industrial X-ray tubes, partially offset by an unfavorable shift in product sales mix.
Operating Expenses

	Nine Months Ended
(In millions)	June 30, 2023	July 1, 2022	$ Change	% Change
Research and development	$63.0	$56.8	$6.2	10.9%
As a percentage of total revenues	9.5%	9.0%
Selling, general and administrative	$96.5	$88.6	$7.9	8.9%
As a percentage of total revenues	14.5%	14.1%
Operating expenses	$159.5	$145.4	$14.1	9.7%
As a percentage of total revenues	23.9%	23.2%

 Research and Development
    We are committed to investing in the business to support long-term growth and believe long-term research and development expenses of approximately 8% to 10% of annual revenues is the appropriate range that will allow us to innovate and bring new products to market for our global OEM customers. Research and development costs increased to 9.5% of total revenues due to increased spending on labor and material costs supporting research and development initiatives, which includes $2.0 million in costs related to a development agreement with a third-party company.
Selling, General and Administrative
    Selling, general and administrative expenses for the nine months ended June 30, 2023 increased to 14.5% of total revenues primarily due to increased compensation, marketing, and environmental remediation costs, when compared to the prior year.
Interest and Other Expense, Net
    The following table summarizes the Company’s interest and other expense, net:

	Nine Months Ended
(In millions)	June 30, 2023	July 1, 2022	$ Change
Interest income	$2.1	$0.2	$1.9
Interest expense	(22.1)	(30.4)	8.3
Other expense, net	(2.5)	(3.0)	0.5
Interest and other expense, net	$(22.5)	$(33.2)	$10.7
    Interest and other expense, net decreased during the nine months ended June 30, 2023 due to the redemption of $27.0 million of our Senior Secured Notes in March 2022, reduced fees on the ABL Facility agreement, and reduced interest expense due to the adoption of ASU 2020-06.
    Other expense, net decreased during the nine months ended June 30, 2023 as compared to the nine months ended July 1, 2022, primarily due to decreased losses in certain investments in privately-held companies and equity investments as well as decreased foreign exchange expense when compared to prior year.
    Interest income increased primarily due to an increase in investments made into marketable debt securities.
Taxes on Income
    For the nine months ended June 30, 2023, we recognized an income tax expense of $13.6 million on $30.3 million of pre-tax income. For the nine months ended July 1, 2022, the Company recognized income tax expense of $12.8 million on $30.4 million of pre-tax income. Our tax expense for the nine months ended June 30, 2023 increased, primarily due to increased pre-tax income in certain jurisdictions, valuation allowance positions in the United States on deferred tax attributes, and losses in certain foreign jurisdictions for which no benefit can be recorded.
We regularly evaluate the realizability of our net deferred tax assets. As of June 30, 2023, substantially all of our U.S. deferred tax assets, net of deferred tax liabilities, were subject to valuation allowance. If our financial results continue to improve and we conclude that estimates of our future taxable income are objectively verifiable, our assessment of the realization of our net deferred tax assets could result in the release of the valuation allowance. Such a release would result in a material non-cash income tax benefit in our Condensed Consolidated Statements of Operations in the period of release and an increase to deferred tax assets on our Condensed Consolidated Balance Sheets. There is a reasonable possibility that within the next several quarters, sufficient positive evidence may become available to reach a conclusion that the valuation allowance against our U.S. net deferred tax assets would no longer be required. However, the exact timing and amount of valuation allowance releases are subject to change based on the level of profitability achieved in future periods.

Liquidity and Capital Resources
    We assess our liquidity in terms of our ability to generate cash to fund our operations, including working capital and investing activities. We believe that our operating cash flow, cash on our balance sheet and availability under our ABL Facility are sufficient to meet our anticipated operating cash needs for at least the next 12 months and will be sufficient to allow us to continue to invest in our existing businesses, consummate strategic acquisitions and manage our capital structure on a short and long-term basis. We are currently not aware of any trends or demands, commitments, events, or uncertainties that will result in or that are reasonably likely to result in a material change to our liquidity needs during the next 12 months. The maximum availability under our ABL Facility is $100.0 million; however, the borrowing base under the ABL Facility fluctuates from month to month depending on the amount of eligible accounts receivable, inventory, and real estate. As of June 30, 2023, the amount available under our ABL Facility was $87.8 million, and the ABL Facility remains undrawn. See Part II, Item 1A – “Risk Factors” for a further discussion. At June 30, 2023 we had total debt of $442.9 million, net of discounts and deferred issuance costs of $5.8 million.
Cash and Cash Equivalents, Certificates of Deposit, and Marketable Securities
    The following table summarizes our cash and cash equivalents, certificates of deposit, and marketable securities:

(In millions)	June 30, 2023	September 30, 2022	$ Change
Cash and cash equivalents	$118.5	$89.4	$29.1
Certificates of deposit not included in cash and cash equivalents	—	7.2	(7.2)
Marketable securities not included in cash and cash equivalents	34.0	16.7	17.3
Total	$152.5	$113.3	$39.2
Borrowings
    The following table summarizes the changes in our debt outstanding:

	June 30, 2023	September 30, 2022
(In millions, except for percentages)	Amount	Amount	$ Change
Current maturities of long-term debt
Other debt	$1.8	$2.1	$(0.3)

Non-current maturities of long-term debt:
Convertible Senior Unsecured Notes	$200.0	$200.0	$—
Senior Secured Notes	243.0	243.0	—
Other debt	3.9	4.6	(0.7)
Total non-current maturities of long-term debt:	$446.9	$447.6	$(0.7)

Unamortized issuance costs and debt discounts
Unamortized discount - Convertible Notes(1)	$—	$(28.7)	$28.7
Unamortized issuance costs - Convertible Notes(1)	(2.8)	(3.1)	0.3
Unamortized issuance costs - Senior Secured Notes	(3.0)	(3.5)	0.5
Total	$(5.8)	$(35.3)	$29.5
Total debt outstanding, net	$442.9	$414.4	$28.5
(1) In connection with the adoption of ASU 2020-06, the unamortized discount related to the Convertible Notes was derecognized and the carrying value of the issuance costs was adjusted in the first quarter of fiscal year 2023. Refer to Note 1, Summary of Significant Accounting Policies for further details.

Cash Flows

	Nine Months Ended
(In millions)	June 30, 2023	July 1, 2022
Net cash flow (used in) provided by:
Operating activities	$61.3	$(0.2)
Investing activities	(30.3)	(20.9)
Financing activities	(1.6)	(24.0)
Effects of exchange rate changes on cash and cash equivalents and restricted cash	(0.1)	(0.1)
Net increase (decrease) in cash and cash equivalents and restricted cash	$29.3	$(45.2)
    Net cash provided by (used in) operating activities. Net cash provided by (used in) operating activities was $61.3 million and $(0.2) million for the nine months ended June 30, 2023 and July 1, 2022, respectively. The increase in cash provided by operating activities was primarily due to increased collections from accounts receivable and a reduction in cash outflows for inventory, partially offset by increased payments for accounts payable when compared to the nine months ended July 1, 2022.
    Net cash used in investing activities. Net cash used in investing activities was $30.3 million and $20.9 million for the nine months ended June 30, 2023 and July 1, 2022, respectively. The increase in cash used in investing activities was primarily due to increased purchases of property, plant, and equipment, along with increased purchases of marketable equity and debt securities during the nine months ended June 30, 2023, partially offset by the settlement of net investment hedges.
    Net cash used in financing activities. Net cash used in financing activities was $1.6 million and $24.0 million for the nine months ended June 30, 2023 and July 1, 2022, respectively. The decrease in cash used in financing activities was primarily due to the partial redemption of our Senior Secured Notes during the nine months ended July 1, 2022.
Contractual Obligations
    In October 2013, we entered into an amended agreement with dpiX and other parties that, among other things, provides us with the right to 50% of dpiX’s total manufacturing capacity produced after January 1, 2014. The amended agreement requires us to pay for 50% of the fixed costs (as defined in the amended agreement), as determined at the beginning of each calendar year. In January 2023, the Company's fixed cost commitment was determined to be $13.1 million for calendar year 2023. As of June 30, 2023, the Company estimated it has $6.5 million remaining related to this fixed cost commitment. The amended agreement will continue unless the ownership structure of dpiX changes (as defined in the amended agreement).
    In August 2015, pursuant to a Domination and Profit and Loss Transfer Agreement (the “DPLTA”), we committed to pay the noncontrolling shareholders of MeVis an annual recurring net compensation of €0.95 per MeVis share. The annual net payment will continue for the life of the DPLTA, which we anticipate will continue for as long as we remain as the controlling shareholder of MeVis. As of June 30, 2023, noncontrolling shareholders together held approximately 0.5 million shares of MeVis, representing 26.3% of the outstanding shares.
    In fiscal year 2022, the Company entered into several agreements with a third-party company, whose stock is publicly traded on a foreign exchange. Under these agreements, the Company will make certain milestone payments of up to $5.0 million upon achievement of specified milestones. During fiscal year 2022, the first of these milestones was achieved and the Company paid $1.0 million to the third-party company. During the second quarter of fiscal year 2023, two more milestones were achieved and the Company paid an additional $2.0 million to the third-party company. No additional milestones were achieved nor were any payments made during the third quarter of fiscal year 2023. Payments made under this agreement are recorded in research and development in the Condensed Consolidated Statements of Operations. As of June 30, 2023, there were two milestones remaining of $1.0 million each under these agreements.
The Company enters into purchase agreements with its suppliers in the ordinary course of its business for the purchase of goods and services. Some of these purchase agreements are non-cancellable and thus contractually obligate the Company to future cash payments. As of June 30, 2023, our non-cancellable supplier purchase obligations totaled $8.2 million.

Contingencies
    From time to time, we are a party to or otherwise involved in legal proceedings, government inspections, investigations, customs and duty audits, and other claims and contingency matters, both inside and outside the United States, arising in the ordinary course of our business or otherwise. We accrue amounts for probable losses, to the extent they can be reasonably estimated, that we believe are adequate to address any liabilities related to legal proceedings as well as other loss contingencies that we believe will result in a probable loss (including, among other things, probable settlement value). A loss or a range of loss is disclosed when it is reasonably possible that a material loss will be incurred and can be estimated or when it is reasonably possible that the amount of a loss, when material, will exceed the recorded provision. We did not have any material contingent liabilities as of June 30, 2023 and September 30, 2022. Legal expenses are expensed as incurred.
Days Sales Outstanding
    Trade accounts receivable days sales outstanding (“DSO”) was 64 days at June 30, 2023 and 68 days at September 30, 2022. Our accounts receivable and DSO are impacted by a number of factors, including the timing of product shipments, collections performance, payment terms, the mix of revenues from different regions and the effects of economic instability.
Recent Accounting Standards or Updates Not Yet Effective
    See Note 1, Summary of Significant Accounting Policies, of the accompanying Notes to the Condensed Consolidated Financial Statements for a description of recent accounting standards, including the expected dates of adoption and the estimated effects on our condensed consolidated financial statements.
Backlog
    Backlog is the accumulation of all orders for which revenues have not been recognized and are still considered valid. Backlog also includes a small portion of billed service contracts that are included in deferred revenue. Our estimated total backlog at June 30, 2023 was approximately $367 million.
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
Interest Rate Risk
    Borrowings under our ABL Facility bear interest at floating interest rates. At June 30, 2023, we had no borrowings subject to floating interest rates. See Note 10, Borrowings, of the Notes to the Condensed Consolidated Financial Statements for further information.
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
Commodity Price Risk
    We are exposed to market risks related to volatility in the prices of raw materials used in our products. The prices of these raw materials fluctuate in response to changes in supply and demand fundamentals and our product margins and level of profitability tend to fluctuate with changes in these raw materials prices. We try to protect against such volatility through various business strategies. During the three and nine months ended June 30, 2023, we did not have any commodity derivative instruments in place to manage our exposure to price changes.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
    Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2023.
Changes in Internal Control Over Financial Reporting
    There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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
•We may not be able to accurately predict the demand or delivery schedules for our products.
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
•Compliance with foreign laws and regulations applicable to the marketing, manufacturing, and distribution of our products may be costly, and failure to comply may result in unfavorable legal proceedings, in significant penalties and other harm to our business.
•Compliance with United States laws and regulations applicable to the marketing, manufacturing, and distribution of our products may be costly, and failure or delays in obtaining regulatory clearances or approvals or failure to comply with applicable laws and regulations could prevent us from distributing our products, require us to recall our products, or result in unfavorable legal proceedings, significant penalties or other harm to our business.
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
    We have been and, in some cases, continue to be subject to price increases on the components used to make our products. If we are not able to mitigate these price increases and/or adequately increase prices for our products, our operations, cash flow, and financial position could continue to be adversely impacted.
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
    We sell our products to a limited number of OEM customers, many of which are also our competitors with in-house X-ray component manufacturing operations. We had one customer during the three months ended June 30, 2023 that accounted for 14.8% of our revenue. Our ten largest customers as a group accounted for approximately 52% and 51% of our revenue for the three months ended June 30, 2023 and July 1, 2022, respectively. Our ten largest customers as a group accounted for approximately 51% and 50% of our revenue for the nine months ended June 30, 2023 and July 1, 2022, respectively. We will continue to depend on sales to a relatively small number of major customers. Because we often take significant time to replace lost business, it is likely that our operating results would be materially and adversely affected if one or more of our major OEM customers were to cancel, delay, or reduce orders in the future.
    Furthermore, we generate significant accounts receivables from the sale of our products and the provision of services directly to our major customers. We had one customer that accounted for 12.9% of our accounts receivables as of June 30, 2023. If one or more of these customers were to cancel a product order or service contract (whether in accordance with its terms or otherwise), become insolvent, or otherwise be unable or fail to pay for our products and/or services, our operating results and financial condition could be materially and adversely affected.
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
    We conduct business globally. Revenues generated from customers located outside the United States accounted for approximately 69% and 71% of our total revenues for the three months ended June 30, 2023 and July 1, 2022, respectively and approximately 69% and 70% of our total revenues for the nine months ended June 30, 2023 and July 1, 2022, respectively. As a result, we must provide significant service and support globally. We intend to continue to expand our presence in international markets and expect to expend significant resources in doing so. We cannot be sure that we will be able to meet our sales, service, and support objectives or obligations in these international markets or recover our investment in these international markets. Our future results could be harmed by a variety of factors, including:
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
    Additionally, our United States-based employees, including our senior management team, work for us on an at-will basis and there is no assurance that any such employees will remain with us. Replacing key employees, including our executive officers, and management personnel may be difficult or costly and may take an extended period of time because of the limited number of individuals in our industry and where we are located with the breadth of skills and experience that we require. We have faced and may continue to face increased challenges of employee attraction and retention. To the extent we hire employees from competitors, we also may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information.
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
    We participate in joint ventures and other investments in privately-held and publicly traded companies. For example, we hold a 40% ownership interest in dpiX LLC, our major supplier of our amorphous silicon-based thin film transistor arrays for flat panels used in our digital image detectors, and a 50% interest in VEC Imaging GmbH & Co. KG, a joint venture formed to develop technology for use in X-ray imaging components and we recently invested in another X-ray imaging components technology company. These and other investments are subject to risk of loss of investment capital as well as losses associated with contributed or jointly developed intellectual property. These types of investments are inherently risky, in some instances because the markets for the technologies or products these companies have under development may never materialize or may underperform relative to our expectations. If these companies do not succeed, we could lose some or all of our investment in these companies. In addition, we may incur significant costs and management resources to enforce our rights, protect our intellectual property and other assets, address disputes that have arisen, are ongoing, or may arise in the future, and/or unwind, dispose of or terminate our arrangements with respect to these investments. There is no guarantee that the time and money invested by us in these projects, or jointly developed intellectual property or product or product enhancements will yield the expected returns.
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
    We obtain some of the components included in our products from a limited group of suppliers or from sole-source suppliers, such as wave guides for industrial linear accelerators, transistor arrays, cesium iodide coatings and specialized integrated circuits for flat panel detectors, X-ray tube targets, housings, glass frames, high-voltage cable, bearings, and various other components. For example, our major supplier of our amorphous silicon-based thin film transistor arrays for flat panels used in our digital image detectors is dpiX LLC. We do not have majority voting rights or the power to direct the activities of dpiX. In addition, Varian is our sole source supplier for a key component in linear accelerators used in our security and inspection products subsystems, which are specially made for us. If current suppliers cease producing these or other components, or fail to provide products on our delivery timelines, there can be no assurance that the components will be available from other suppliers on reasonable terms or at all, and this could materially and adversely affect out business and financial results.

    If we lose any of these limited- or sole-source suppliers, if their operations are substantially interrupted, or if any of them fail to meet performance or quality specifications or delivery deadlines, we may be required to obtain and qualify one or more replacement suppliers or to manufacture the components internally. Such an event (1) may then also require us to redesign or modify our products to incorporate new parts and/or further require us to obtain clearance, qualification, or certification of these products, including by the FDA, or obtain other applicable regulatory approvals in other countries, (2) could significantly increase costs for the affected products, (3) cause material delays in delivery of affected and other related products, or (4) could prevent us from meeting our delivery obligations to our customers. In addition, manufacturing capacity limitations of any of our suppliers or other inability of these suppliers to meet increasing demand or delivery deadlines could limit growth opportunities for the affected product lines and damage customer relationships. Shortages of, and greater demand for, components and subassemblies could also increase manufacturing costs if the supply/demand imbalance increases the price of the components and subassemblies. Any of these events could materially and adversely affect our business and financial results. If we decide to manufacture a component that was previously purchased from an external supplier, we may not be able to manufacture the component as efficiently as the external supplier and may experience delays or problems in successfully manufacturing the component, which could materially and adversely affect our ability to manufacture and supply products to customers.
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
    We conduct certain manufacturing operations internationally to reduce costs and streamline our manufacturing operations. There are administrative, legal, and governmental risks to operating internationally that could increase operating expenses or hamper the development of these operations. The risks from operating internationally that could increase our operating expenses and materially and adversely affect our operating results, financial condition, and ability to deliver our products and grow our business include, among others:
•difficulties in staffing and managing employee relations and foreign operations, particularly in attracting and retaining personnel qualified to design, test, sell, and support our products;
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
    We conduct some of our activities, including manufacturing, research and development, administration, and data processing at facilities located in areas that have in the past experienced or may in the future experience natural disasters. Our insurance coverage for such disasters may not be adequate or continue to be available at commercially-reasonable terms, or at all. A major disaster (such as a major fire, hurricane, earthquake, flood, tsunami, volcanic eruption or terrorist attack) or a climate change-related event affecting our facilities, or those of our suppliers, could significantly disrupt our operations and delay or prevent product manufacture and shipment during the time required to repair, rebuild, or replace our or our suppliers’ damaged manufacturing facilities. These delays could be lengthy and costly. If any of our customers’ facilities are adversely affected by such a disaster or event, shipments of our products could be delayed. Additionally, customers may delay purchases of our products until our or their operations return to normal. For example, following the earthquake and tsunami disasters in Japan in 2011, the operations of Canon Medical Systems Corporation, our largest customer, were impacted, and, as a consequence, orders to and product shipment from our business were delayed for several months. Even if our suppliers or customers are able to quickly respond to such a disaster or event, the ongoing effects could create some uncertainty in the operations of our business. In addition, our facilities may be subject to a shortage of available electrical power and other energy supplies. Any shortages may increase our costs for power and energy supplies or could result in blackouts, which could disrupt the operations of our affected facilities and harm our business. Further, our products are typically shipped from a limited number of ports, and any disaster, strike, or other event blocking shipment from these ports could delay or prevent shipments and harm our business. In addition, concerns about terrorism, the effects of a terrorist attack, political turmoil, or an outbreak of epidemic diseases have in the past had, and could in the future have, a negative effect on our business operations, those of our suppliers and customers, and the ability to travel, resulting in adverse consequences on our revenues and financial performance.
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
    Information technology (including technology from third party providers) helps us operate efficiently, interface with and support our customers, maintain financial accuracy and efficiency, and produce our financial statements. In the ordinary course of our business, we collect, process and store sensitive data, including intellectual property, proprietary business information and information of customers, suppliers and business partners, third parties accessing our website, patient data and personally identifiable information of customers and employees, in our data centers and on our networks, as well as in third party off-site data centers. Despite security measures, there is an increasing threat of information security attacks, including from computer viruses or other malicious codes, unauthorized access attempts, and cyber-attacks that pose risks to companies, including us. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently, have become increasingly sophisticated and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures, which could result in data leaks or otherwise compromise our confidential or proprietary information and disrupt our operations. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure, we could be subject to, among other things, transaction errors, processing inefficiencies, the loss of customers, business disruptions, or the loss of or damage to intellectual property through a security breach or misappropriation of intellectual property. Such security breaches could expose us to a risk of loss of information, litigation, and possible liability to employees, customers, and/or regulatory authorities. If our data management systems do not effectively collect, secure, store, process, and report relevant data for the operation of our business, whether due to equipment malfunction or constraints, software deficiencies, or human error, our ability to effectively plan, forecast, and execute our business plan and comply with applicable laws and regulations will be impaired, perhaps materially. Any such impairment could materially and adversely affect our financial condition, results of operations, cash flows, and the timeliness with which we report our operating results internally and externally.
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
    Both the governments of the United States and China have granted tariff exclusions that temporarily eliminate duties payable for specific commodities, providing partial relief from such tariffs. These exclusions are temporary and/or must be solicited and approved on a shipment-by-shipment basis. There is no guarantee that such exclusions will be granted or extended by either government, and the U.S. tariff exclusions are set to expire on September 30, 2023, unless extended.
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
    In response to Russia's ongoing aggression against Ukraine, as substantially enabled by Belarus, the Department of Commerce strengthened its existing sanctions under the Export Administration Regulations against Russia and Belarus. The enhanced sanctions would require Bureau of Industry export licenses in order to export our products, even products for medical, health and safety, or humanitarian purposes, to Russia and Belarus. Applications for the export of products to Russia or Belarus will be reviewed under a policy of denial and reviewed on a case-by-case basis. If licenses for the export of our product are denied, it could adversely affect our business and results of operations.
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
    Pursuant to the Separation and Distribution Agreement we entered into with Varian when we spun off from Varian, we are obligated to indemnify Varian for 20% of the cleanup liabilities related to prior corporate restructuring activities undertaken while we were a division of Varian. This includes facilities sold as part of Varian’s electron devices business in 1995 and thin film systems business in 1997. The U.S. Environmental Protection Agency (“EPA”) or third parties have named Varian as a potentially responsible party under the amended Comprehensive Environmental Response Compensation and Liability Act of 1980 (“CERCLA”), at sites to which Varian or the facilities of the businesses sold in 1995 and 1997 were alleged to have shipped waste for recycling or disposal (the “CERCLA sites”). We anticipate that we will be obligated to reimburse Varian for 20% of the liabilities of Varian related to these CERCLA sites (after adjusting for any insurance proceeds or tax benefits received by Varian). We assess this indemnification obligation quarterly with Varian and make accruals accordingly. These accruals have historically been small, but can sometimes fluctuate significantly from period to period. For example, during the second quarter of fiscal year 2023, Varian informed us of an adjustment to their estimate of their liability, which resulted in an increase in our liability of approximately $2.9 million, net of expected insurance proceeds.
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
    As of June 30, 2023, our total combined indebtedness was approximately $448.7 million. The borrowings under our Convertible Senior Unsecured Notes due 2025 (the “Convertible Notes”) bear interest at a fixed rate of 4.00% and borrowings under our Senior Secured Notes due 2027 (the “Senior Secured Notes”) bear interest at a fixed rate of 7.875%. For more information regarding our borrowings, see Note 10, Borrowings of the Notes to the Condensed Consolidated Financial Statements of this report.
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
    We and our subsidiaries may be able to incur substantial indebtedness in the future. As of June 30, 2023, after adjustment to our available borrowing base under the $100 million revolving credit agreement we entered into on September 30, 2020 (the “Asset-Based Loan,” or "ABL Facility"), we had approximately $88 million of additional available borrowing capacity. In addition to any amounts that might be available to us for borrowing under the ABL Facility, subject to certain conditions, we will have the right to request an increase of aggregate commitments under the ABL Facility by an aggregate amount of up to $75 million by obtaining additional commitments either from one or more of the lenders under the ABL Facility or other lending institutions.
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
    Our historical sources of liquidity to fund ongoing cash requirements include cash flows from operations, cash and cash equivalents, borrowings through our previous credit facility and convertible debt offerings. The sufficiency and availability of credit may be adversely affected by a variety of factors, including, without limitation, the tightening of the credit markets, including lending by financial institutions who are sources of credit for our borrowing and liquidity; an increase in the cost of capital; the reduced availability of credit; our ability to execute our strategy; the level of our cash flows, which will be impacted by customer demand for our products; compliance with a fixed charge coverage ratio that is included in our ABL Facility; and interest rate fluctuations. We cannot predict the future level of interest rates or the effect of any increase in interest rates on the availability or aggregate cost of our borrowings. We cannot be certain that any additional required financing, whether debt or equity, will be available in amounts needed or on terms acceptable to us, if at all.

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
    During the year ended June 30, 2023, our stock price has ranged from a low of $17.11 to a high of $23.90. We cannot guarantee that an active trading market will be sustained for our common stock. Nor can we predict the prices at which shares of our common stock may trade. We have experienced and expect in the future to experience fluctuations in our operating results, including revenues and margins, from period to period. These fluctuations may cause our stock price to be volatile, which could cause losses for our stockholders.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the fiscal quarter ended June 30, 2023, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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

VAREX IMAGING CORPORATION

Date:	August 1, 2023	By:	/s/ SHUBHAM MAHESHWARI
Shubham Maheshwari
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)