Form 10-Q
period 2023-12-29
Varex Imaging Corp
filed 2024-02-06
CIK 1681622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2023
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of January 30, 2024, there were 40.6 million shares of the registrant’s common stock outstanding.

VAREX IMAGING CORPORATION
FORM 10-Q
For the Quarter Ended December 29, 2023

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
(In millions, except per share amounts)	December 29, 2023	December 30, 2022
Revenues, net	$190.0	$205.6
Cost of revenues	132.9	142.3
Gross profit	57.1	63.3
Operating expenses:
Research and development	20.5	20.0
Selling, general, and administrative	32.4	30.3
Total operating expenses	52.9	50.3
Operating income	4.2	13.0
Interest income	1.9	0.5
Interest expense	(7.3)	(7.5)
Other income (expense), net	0.6	(0.6)
Interest and other expense, net	(4.8)	(7.6)
(Loss) income before taxes	(0.6)	5.4
Income tax (benefit) expense	(0.2)	2.2
Net (loss) income	(0.4)	3.2
Less: Net income attributable to noncontrolling interests	0.1	0.1
Net (loss) income attributable to Varex	$(0.5)	$3.1
Net (loss) income per common share attributable to Varex
Basic	$(0.01)	$0.08
Diluted	$(0.01)	$0.08
Weighted average common shares outstanding
Basic	40.6	40.1
Diluted	40.6	40.6
See accompanying Notes to the Condensed Consolidated Financial Statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended
(In millions)	December 29, 2023	December 30, 2022
Net (loss) income	$(0.4)	$3.2
Other comprehensive loss
Foreign currency translation adjustments	(1.0)	—
Total comprehensive (loss) income	(1.4)	3.2
Less: Comprehensive income attributable to noncontrolling interests	0.1	0.1
Comprehensive (loss) income attributable to Varex	$(1.5)	$3.1
 See accompanying Notes to the Condensed Consolidated Financial Statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share and per share amounts)	December 29, 2023	September 29, 2023
Assets
Current assets:
Cash and cash equivalents	$141.3	$152.6
Accounts receivable, net of allowance for credit losses of $0.6 million and $0.6 million at December 29, 2023 and September 29, 2023, respectively	139.6	163.6
Inventories	289.7	277.5
Prepaid expenses and other current assets	75.1	64.6
Total current assets	645.7	658.3
Property, plant, and equipment, net	148.3	143.6
Goodwill	290.4	288.5
Intangible assets, net	22.1	22.4
Investments in privately-held companies	28.3	29.0
Deferred tax assets	42.0	41.3
Operating lease assets	28.4	29.0
Other assets	37.1	37.5
Total assets	$1,242.3	$1,249.6
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$73.7	$64.7
Accrued liabilities and other current liabilities	61.6	82.6
Current operating lease liabilities	3.8	3.8
Current maturities of long-term debt	1.6	1.5
Deferred revenues	9.4	10.2
Total current liabilities	150.1	162.8
Long-term debt, net	441.4	441.1
Operating lease liabilities	22.9	23.1
Other long-term liabilities	44.9	41.6
Total liabilities	659.3	668.6
Stockholders' equity:
Preferred stock, $.01 par value: 20,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value: 150,000,000 shares authorized
Shares issued and outstanding: 40,618,590 and 40,529,573 at December 29, 2023 and September 29, 2023, respectively	0.4	0.4
Additional paid-in capital	453.2	450.4
Accumulated other comprehensive loss	(2.2)	(1.2)
Retained earnings	117.5	118.1
Total Varex stockholders' equity	568.9	567.7
Noncontrolling interests	14.1	13.3
Total stockholders' equity	583.0	581.0
Total liabilities and stockholders' equity	$1,242.3	$1,249.6
See accompanying Notes to the Condensed Consolidated Financial Statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended December 29, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Varex Equity	Noncontrolling Interests	Total Stockholders' Equity

(In millions)	Shares	Amount
September 29, 2023	40.5	$0.4	$450.4	$(1.2)	$118.1	$567.7	$13.3	$581.0
Net (loss) income	—	—	—	—	(0.5)	(0.5)	0.1	(0.4)
Common stock issued upon vesting of restricted shares	0.2	—	—	—	—	—	—	—
Shares withheld on vesting of restricted stock	(0.1)	—	(1.0)	—	—	(1.0)	—	(1.0)
Share-based compensation	—	—	3.7	—	—	3.7	—	3.7
Foreign currency translation adjustments	—	—	—	(1.0)	—	(1.0)	—	(1.0)
Business acquisitions	—	—	—	—	—	—	0.7	0.7
Other	—	—	0.1	—	(0.1)	—	—	—
December 29, 2023	40.6	$0.4	$453.2	$(2.2)	$117.5	$568.9	$14.1	$583.0

	Three Months Ended December 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Varex Equity	Noncontrolling Interests	Total Stockholders' Equity

(In millions)	Shares	Amount
September 30, 2022	40.1	$0.4	$469.1	$0.1	$63.8	$533.4	$13.3	$546.7
Cumulative effect of accounting changes	—	—	(34.6)	—	6.5	(28.1)	—	(28.1)
Net income	—	—	—	—	3.1	3.1	0.1	3.2
Share-based compensation	—	—	3.3	—	—	3.3	—	3.3
Other	—	—	0.1	—	(0.1)	—	(0.1)	(0.1)
December 30, 2022	40.1	$0.4	$437.9	$0.1	$73.3	$511.7	$13.3	$525.0
See accompanying Notes to the Condensed Consolidated Financial Statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In millions)	December 29, 2023	December 30, 2022
Cash flows from operating activities:
Net (loss) income	$(0.4)	$3.2
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Share-based compensation expense	3.7	3.3
Depreciation	5.1	4.6
Amortization of intangible assets	3.6	3.4
Deferred taxes	(0.8)	(0.2)
Income from equity method investments	(0.4)	(1.3)
Amortization of deferred loan costs	0.7	0.6
Gain on purchase of business	(2.1)	—
Inventory write-down	0.9	2.0
Other, net	(0.5)	—
Changes in assets and liabilities:
Accounts receivable	25.3	15.6
Inventories	(13.2)	(18.8)
Prepaid expenses and other assets	2.2	(0.4)
Accounts payable	9.0	8.0
Accrued liabilities and other current and long-term liabilities	(22.0)	(25.4)
Deferred revenues	(0.8)	1.7
Net cash provided by (used in) operating activities	10.3	(3.7)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(10.4)	(5.5)
Loss on settlement of cash flow hedge	—	(0.3)
Proceeds from maturities of marketable debt securities	14.2	4.0
Purchase of marketable debt securities	(24.5)	(6.3)
Purchase of marketable equity securities	—	(2.7)
Settlement of net investment hedge	—	7.0
Acquisitions of businesses, net of cash acquired	0.9	—
Other, net	(0.1)	0.1
Net cash used in investing activities	(19.9)	(3.7)
Cash flows from financing activities:
Taxes related to net share settlement of equity awards	(1.0)	—
Repayments of borrowing under credit agreements	(0.4)	(0.5)
Other, net	(0.3)	0.1
Net cash used in financing activities	(1.7)	(0.4)
Net decrease in cash and cash equivalents and restricted cash	(11.3)	(7.8)
Cash and cash equivalents and restricted cash at beginning of period	154.0	90.6
Cash and cash equivalents and restricted cash at end of period	$142.7	$82.8
Supplemental cash flow information:
Cash paid for interest	$13.7	$13.7
Income taxes paid, net of (refunds)	2.7	4.5
Supplemental non-cash activities:
Purchases of property, plant, and equipment financed through accounts payable	$2.5	$2.0
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
    These condensed consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended September 29, 2023 included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on November 16, 2023. The Company considers events or transactions that occur after the balance sheet date, but before the financial statements are issued, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosures. Except for the change in certain policies upon adoption of the accounting standards described below, there have been no material changes to the Company's significant accounting policies, compared to the accounting policies described in Note 1, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for fiscal year 2023.
Segment Reporting
    The Company has two reportable operating segments; (i) Medical and (ii) Industrial, which aligns with how its Chief Executive Officer, who is the Company's Chief Operating Decision Maker (“CODM”), reviews the Company’s performance. See Note 15, Segment Information, for further information on the Company’s segments.
Fiscal Year
    The fiscal years of the Company as reported are the 52 or 53-week periods ending on the Friday nearest September 30. Fiscal year 2024 is the 52-week period ending September 27, 2024. Fiscal year 2023 was the 52-week period that ended on September 29, 2023. The fiscal quarters ended December 29, 2023 and December 30, 2022 were both 13-week periods.

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
Restricted Cash
    Restricted cash primarily consists of cash collateral related to certain leases and inventory arrangements. Restricted cash is included in other assets on the Company's Condensed Consolidated Balance Sheets. Cash and cash equivalents and restricted cash as reported within the Condensed Consolidated Statements of Cash Flows consisted of the following:

	Three Months Ended		Three Months Ended
	December 29, 2023		December 30, 2022
(In millions)	Beginning of Period	End of Period	Beginning of Period	End of Period
Cash and cash equivalents	$152.6	$141.3	$89.4	$81.5
Restricted cash	1.4	1.4	1.2	1.3
Total as presented in the Condensed Consolidated Statements of Cash Flows	$154.0	$142.7	$90.6	$82.8
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
    Credit is extended to customers based on an evaluation of the customer’s financial condition, and collateral is not required. In certain circumstances, a customer may be required to prepay all or a portion of the contract price prior to transfer of control. During the periods presented, one of the Company's customers accounted for a significant portion of revenues, as set forth below:

	Three Months Ended
	December 29, 2023	December 30, 2022
Canon Medical Systems Corporation	14.7%	20.1%
    Canon Medical Systems Corporation accounted for 8.2% and 13.8% of the Company’s accounts receivable as of December 29, 2023 and September 29, 2023, respectively.
Equity Method Investments
    The Company accounts for its equity investments in privately-held companies under the equity method of accounting if the Company has the ability to exercise significant influence in, but not control, these investments. The Company records impairment losses on its equity method investments if an impairment exists and is deemed to be other-than-temporary, which is based on various factors, including but not limited to, the length of time the fair value of the investment is below the carrying value, the absence of an ability to recover the carrying amount of the investment, and the inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. There were no impairments recorded during the three months ended December 29, 2023 and December 30, 2022.

Marketable Securities
    The Company's marketable securities consist primarily of financial instruments such as United States treasury securities, United States agency obligations, corporate bonds, commercial paper, money market funds, and equity securities.
Marketable Debt Securities
    The Company's marketable debt securities are classified as available-for-sale. Classification of marketable debt securities is determined at the time of purchase, and the Company reevaluates such classification as of each balance sheet date. Marketable debt securities are recorded at estimated fair value and included in cash and cash equivalents, prepaid expenses and other current assets, and other assets within the Condensed Consolidated Balance Sheets. Any unrealized gains or losses are included in accumulated other comprehensive loss within the Condensed Consolidated Balance Sheets. When the fair value of a marketable debt security declines below its amortized cost basis, any portion of that decline attributable to credit losses, to the extent expected to be nonrecoverable before the sale of the security, is recognized in the Condensed Consolidated Statements of Operations. When the fair value of a marketable debt security declines below its amortized cost basis due to changes in interest rates, such amounts are recorded in other comprehensive loss, and are recognized in the Condensed Consolidated Statements of Operations only if the Company sells or intends to sell the security before recovery of its cost basis. There were no impairments related to marketable debt securities recorded during the three months ended December 29, 2023 and December 30, 2022.
Marketable Equity Securities
    Marketable equity securities are stated at fair value as determined by the most recently traded price of each security at the balance sheet date and included in other assets within the Condensed Consolidated Balance Sheets. All unrealized gains and losses on marketable equity securities are recorded as part of other income (expense), net in the Company's Condensed Consolidated Statements of Operations. See Note 6, Fair Value, for further details.
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
Supplier Finance Programs
    The Company participates in voluntary supply chain finance programs with a financial intermediary which provide participating suppliers the option to be paid by the intermediary earlier than the original invoice due date. The Company’s responsibility is limited to making payments on the terms originally negotiated with the suppliers, regardless of whether the intermediary pays the supplier in advance of the original due date. As part of participating in these arrangements, the Company generally receives more favorable payment terms from its suppliers. The Company does not receive fees, payments, extended payment terms, or other direct economic benefits from the intermediary. The total amounts due to the financial intermediary to settle supplier invoices under supply chain finance programs as of December 29, 2023 and September 29, 2023 were $2.3 million and $4.2 million, respectively. These amounts are included within accounts payable in the Condensed Consolidated Balance Sheets.

Environmental Obligations
    The Company's operations and facilities, past and present, are subject to environmental laws, including laws that regulate the handling, storage, transport, and disposal of hazardous substances. Certain of those laws impose cleanup liabilities under certain circumstances. In connection with those laws and certain of our past and present operations and facilities, the Company is obligated to indemnify Varian Medical Systems, Inc. ("Varian") for the cleanup liabilities related to prior corporate restructuring activities. The Company anticipates that it will be obligated to reimburse Varian for 20% of the liabilities of Varian related to these sites (after adjusting for any insurance proceeds or tax benefits received by Varian). As of December 29, 2023, our estimated environmental liability for these sites was $2.6 million, net of expected insurance proceeds. As of September 29, 2023, our estimated liability for these sites was $2.8 million, net of expected insurance proceeds.
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
    The following table reflects the changes in the Company’s accrued product warranty:

	Three Months Ended
(In millions)	December 29, 2023	December 30, 2022
Accrued product warranty, at beginning of period	$7.7	$7.9
New accruals charged to cost of revenues	3.7	2.8
Product warranty expenditures	(3.4)	(3.0)
Accrued product warranty, at end of period	$8.0	$7.7
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
    The Company sells a high proportion of its X-ray products to a limited number of OEM customers. X-ray imaging components including X-ray tubes, digital detectors and image-processing tools, and security and inspection products are generally sold on a stand-alone basis. However, the Company occasionally sells its digital detectors, X-ray tubes and imaging processing tools as a package that is optimized for digital X-ray imaging and sells its Linatron® X-ray linear accelerators together with its image processing software and image detection products to OEM customers that incorporate them into their inspection or irradiation systems and processes. Service contracts are often sold with certain security and inspection products and computer-aided detection products.
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
Recently Adopted Accounting Pronouncements
    In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The Company adopted this ASU on October 1, 2022, using the modified retrospective method. For further details, refer to Note 1, Summary of Significant Accounting Policies, of the Notes to the Condensed Consolidated Financial Statements of our Annual Report on Form 10-K for the fiscal year ended September 29, 2023 filed with the SEC on November 16, 2023.
    In September 2022, the FASB issued ASU 2022-04, Liabilities—Supplier Finance Programs, which requires entities to provide qualitative and quantitative disclosures about their supplier finance programs, including a rollforward of related obligations. The adoption of ASU 2022-04 did not affect the Company’s financial condition, results of operations, or cash flows as the guidance only requires additional disclosures. We adopted this ASU effective September 30, 2023 on a retrospective basis, except for the amendment on rollforward information, which has been adopted on a prospective basis.
Recent Accounting Standards or Updates Not Yet Effective
    There are no new accounting standards not yet adopted or effective that are expected to have a material impact on the Company's Condensed Consolidated Financial Statements.
2. REVENUE RECOGNITION
Disaggregation of Revenue
    Revenue is disaggregated from contracts by geographic region and by reportable operating segment, which the Company believes best depicts how the nature, amount, timing, and uncertainty of revenues and cash flows are affected by economic factors.
    The following table disaggregates the Company’s revenue by geographic region:

	Three Months Ended
(In millions)	December 29, 2023	December 30, 2022
Americas	$62.4	$66.6
EMEA	66.0	65.3
APAC	61.6	73.7
	$190.0	$205.6
    Revenue in the United States was $60.6 million and $65.4 million for the three months ended December 29, 2023 and December 30, 2022, respectively.
    Our products are sold in three geographic regions: the Americas, EMEA, and APAC. The Americas includes North America (primarily the United States) and Latin America. EMEA includes Europe, the Middle East, India, and Africa. APAC includes Asia (other than India) and Australia. Revenues by region are based on the known final destination of products sold.
    Refer to Note 15, Segment Information, for the disaggregation of the Company’s revenue based on reportable operating segments.

Right of Return Assets and Refund Liabilities
    Right of return assets are included within the prepaid expenses and other current assets, and other assets balances in the Condensed Consolidated Balance Sheets. Refund liabilities are included within the accrued liabilities and other current liabilities and other long-term liabilities balances in the Condensed Consolidated Balance Sheets. The following table summarizes the changes in the right of return assets and refund liabilities for the three months ended December 29, 2023 and December 30, 2022:

	Right of Return Assets
	Three Months Ended
(In millions)	December 29, 2023	December 30, 2022
Balance at beginning of period	$26.0	$25.4
Costs recovered from product returns during the period	(1.9)	(1.5)
Right of return assets from shipments of products subject to return during the period	1.4	1.5
Balance at end of period	$25.5	$25.4

	Refund Liabilities
	Three Months Ended
(In millions)	December 29, 2023	December 30, 2022
Balance at beginning of period	$28.9	$28.2
Release of refund liability included in beginning of year refund liability	(2.1)	(1.6)
Additions to refund liabilities	1.5	1.7
Balance at end of period	$28.3	$28.3
Contract Balances
    During the three months ended December 29, 2023, the Company recognized revenue of $6.8 million related to deferred revenues which existed at September 29, 2023. During the three months ended December 30, 2022, the Company recognized revenue of $4.2 million related to deferred revenues that existed at September 30, 2022.
3. LEASES
    The Company has operating and finance leases for office space, warehouse and manufacturing space, vehicles, and equipment. The following table presents supplemental balance sheet information related to the Company's operating and finance leases:

(In millions)	Balance Sheet Location	December 29, 2023	September 29, 2023
Assets
Operating lease right-of-use assets	Operating lease assets	$28.4	$29.0
Finance lease right-of-use assets	Property, plant, and equipment, net	1.0	0.3
Liabilities
Operating lease liabilities (current)	Current operating lease liabilities	3.8	3.8
Finance lease liabilities (current)	Accrued liabilities and other current liabilities	0.2	0.1
Operating lease liabilities (non-current)	Operating lease liabilities	22.9	23.1
Finance lease liabilities (non-current)	Other long-term liabilities	$0.6	$0.2

    The following table provides information related to the Company’s operating and finance leases:

	Three Months Ended
(In millions)	December 29, 2023	December 30, 2022
Total operating lease costs(1)	$1.5	$1.5

Total finance lease costs	$0.1	$0.1

Operating cash flows from operating leases	$1.4	$1.6
Financing cash flows from finance leases	0.3	0.1
Total cash paid for amounts included in the measurement of lease liabilities	$1.7	$1.7

Noncash operating right-of-use assets obtained in exchange for new lease liabilities	$1.5	$—
Noncash finance right-of-use assets obtained in exchange for new lease liabilities	0.7	—
Total right-of-use assets obtained in exchange for new lease liabilities	$2.2	$—
(1) Includes variable and short-term lease expense, which were immaterial for the three months ended December 29, 2023 and December 30, 2022.
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
    The investment in dpiX Holding is accounted for under the equity method of accounting. When the Company recognizes its share of net profits or losses of dpiX Holding, profits or losses in inventory purchased from dpiX are also eliminated. During the three months ended December 29, 2023 and December 30, 2022, the Company recorded income on the equity investment in dpiX Holding of $0.5 million and $2.0 million, respectively. The income and loss on the equity investment in dpiX Holding are included in other income (expense), net in the Condensed Consolidated Statements of Operations. The carrying value of the equity investment in dpiX Holding was $26.3 million and $25.8 million at December 29, 2023 and September 29, 2023, respectively.
    During the three months ended December 29, 2023 and December 30, 2022, the Company purchased glass transistor arrays from dpiX totaling $5.0 million and $5.0 million, respectively. These purchases of glass transistor arrays are included as a component of inventories on the Condensed Consolidated Balance Sheets or cost of revenues in the Condensed Consolidated Statements of Operations.
    As of December 29, 2023 and September 29, 2023, the Company had accounts payable to dpiX totaling $2.8 million and $2.7 million, respectively.
     In October 2013, the Company entered into an amended agreement with dpiX and other parties that, among other things, provides it with the right to 50% of dpiX’s total manufacturing capacity. In addition, the Company is required to pay for 50% of dpiX's fixed costs, as determined at the beginning of each calendar year. In January 2024, the Company's fixed cost commitment was determined and approved by the dpiX board of directors to be $12.4 million for calendar year 2024. The amended agreement will continue unless the ownership structure of dpiX changes (as defined in the amended agreement).
    The Company has determined that dpiX Holding is a variable interest entity because the at-risk equity holders, as a group, lack the characteristics of a controlling financial interest. Majority votes are required to direct the manufacturing activities, legal operations and other activities that most significantly affect dpiX’s economic performance. The Company does not have majority voting rights and no power to unilaterally direct the activities of dpiX Holding, and therefore, is not the primary beneficiary of dpiX Holding. The Company’s exposure to loss as a result of its involvement with dpiX Holding is limited to the carrying value of the Company’s investment of $26.3 million and fixed cost commitments.

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
    During the three months ended December 29, 2023 and December 30, 2022, the Company recorded a loss on the equity investment in VEC of $0.1 million and $0.3 million, respectively. The Company's investment in VEC was $2.0 million and $2.1 million at December 29, 2023 and September 29, 2023, respectively. As of December 29, 2023 and September 29, 2023, the Company had loans and other receivables outstanding from VEC of $0.7 million, and $0.7 million, respectively, which are recorded in prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.

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
    As of December 29, 2023, the Company had the following outstanding derivatives designated as net investment hedging instruments:

(In millions, except number of instruments)	Number of Instruments	Notional Value
Cross currency swap contracts	2	$58.7
    The following table summarizes the amount of pre-tax income recognized from derivative instruments for the periods indicated and the line items in the accompanying statements of operations where the results are recorded for net investment hedges:

	Amount of Loss Recognized in OCI on Derivative Three Months Ended		Location of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)	Amount of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing) Three Months Ended
(In millions)	December 29, 2023	December 30, 2022		December 29, 2023	December 30, 2022
Cross currency swap contracts	$(2.7)	$(4.0)	Interest expense	$0.3	$0.2

    These derivative instruments are subject to master netting agreements giving effect to rights of offset with each counterparty. None of the balances were eligible for netting. The following table summarizes the gross fair values of derivative instruments as of the periods indicated and the line items in the accompanying Condensed Consolidated Balance Sheets where the instruments are recorded:

(In millions)		Derivative Assets and Liabilities
Derivatives Designated as Net Investment Hedges	Balance Sheet Location	December 29, 2023	September 29, 2023
Cross currency swap contracts	Prepaid expenses and other current assets	$0.8	$0.7
Cross currency swap contracts	Other long-term liabilities	$7.7	$4.9
Balance Sheet Hedges
    The Company also enters into foreign currency forward contracts to hedge fluctuations associated with foreign currency-denominated monetary assets and liabilities, primarily cash, lease contracts, third-party accounts receivable and payable, and intercompany accounts receivable and payable. These forward contracts are generally entered into at the end of one fiscal period and expire by the end of the next fiscal period. These forward contracts are not designated for hedge accounting treatment; therefore, the change in fair value of these derivatives is recorded as a component of other income (expense), net in the Condensed Consolidated Statements of Operations and offsets the change in fair value of the foreign currency-denominated assets and liabilities, which are also recorded as a component of other income (expense), net. The Company has not and does not intend to use derivative financial instruments for speculative or trading purposes.
    The following table shows the notional amounts of outstanding foreign currency contracts as of December 29, 2023:

Notional Value of Derivatives not Designated as Hedging Instruments:
(In millions of equivalent USD)	Sell contracts
Australian Dollar	$3.8
Chinese Renminbi	10.2
Euro	13.3
Indian Rupee	5.0
$32.3
6. FAIR VALUE
Assets and Liabilities Measured at Fair Value on a Recurring Basis
    The fair values of certain of the Company’s financial instruments, including bank deposits included in cash and cash equivalents, accounts receivable, net and accounts payable, approximate their fair values due to their short maturities. As of December 29, 2023, the fair values of the Company’s Convertible Notes and Senior Secured Notes, as defined in Note 9, Borrowings and measured using Level 1 inputs, were $234.0 million and $244.4 million, respectively. As of September 29, 2023, the fair values of the Company’s Convertible Notes and Senior Secured Notes, measured using Level 1 inputs, were $228.4 million and $243.6 million, respectively. The Company has elected to use the income approach to value its derivative instruments using standard valuation techniques and Level 2 inputs, such as currency spot rates, forward points and credit default swap spreads.

    In the tables below, the Company has segregated all assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

	Fair Value at December 29, 2023
(In millions)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$—	$20.5	$—	$20.5
Commercial paper	—	8.3	—	8.3
Corporate notes/bonds	—	10.3	—	10.3
Government agencies	—	20.1	—	20.1
U.S. Treasury bills	—	21.8	—	21.8
Derivative assets	—	0.8	—	0.8
Deferred compensation plan(1)	6.9	—	—	6.9
Marketable equity securities	3.6	—	—	3.6
Total assets measured at fair value	$10.5	$81.8	$—	$92.3

Liabilities:
Derivative liabilities	$—	$7.7	$—	$7.7
Total liabilities measured at fair value	$—	$7.7	$—	$7.7
(1) The assets held under the Company’s deferred compensation plan are classified in Level 1, as they relate primarily to publicly traded mutual funds for which there are observable market prices in active markets.

	Fair Value at September 29, 2023
(In millions)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$—	$45.4	$—	$45.4
Commercial paper	—	6.0	—	6.0
Corporate notes/bonds	—	8.3	—	8.3
Government agencies	—	6.6	—	6.6
U.S. Treasury bills	—	28.6	—	28.6
Derivative assets	—	0.7	—	0.7
Deferred compensation plan(1)	6.3	—	—	6.3
Marketable equity securities	4.1	—	—	4.1
Total assets measured at fair value	$10.4	$95.6	$—	$106.0

Liabilities:
Derivative liabilities	$—	$4.9	$—	$4.9
Total liabilities measured at fair value	$—	$4.9	$—	$4.9
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

	December 29, 2023
(In millions)	Amortized Costs	Fair Value
Commercial paper	$8.3	$8.3
Corporate notes/bonds	10.3	10.3
U.S. Treasury bills	21.8	21.8
Government agencies	20.1	20.1
Total marketable debt securities	$60.5	$60.5

	September 29, 2023
(In millions)	Amortized Costs	Fair Value
Commercial paper	$6.0	$6.0
Corporate notes/bonds	8.3	8.3
U.S. Treasury bills	28.6	28.6
Government agencies	6.6	6.6
Total marketable debt securities	$49.5	$49.5
    The contractual maturities of marketable debt securities as of December 29, 2023, are shown in the table below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	December 29, 2023
(In millions)	Amortized Costs	Fair Value
Contractual maturities:
Due within one year	$60.5	$60.5
Due after one year through five years	—	—
Total marketable debt securities	$60.5	$60.5
    During the three months ended December 29, 2023, there were no gross realized gains or losses from the sale of certain marketable debt securities that were reclassified out of accumulated other comprehensive loss.
    The following tables summarize the balance sheet locations for marketable debt securities:

	December 29, 2023
(In millions)	Commercial paper	Corporate notes/bonds	Government agencies	Treasury bills	Total
Cash and cash equivalents	$8.3	$—	$—	$—	$8.3
Prepaid expenses and other current assets	—	10.3	20.1	21.8	52.2
Total marketable debt securities	$8.3	$10.3	$20.1	$21.8	$60.5

	September 29, 2023
(In millions)	Commercial paper	Corporate notes/bonds	Government agencies	Treasury bills	Total
Cash and cash equivalents	$6.0	$—	$—	$2.2	$8.2
Prepaid expenses and other current assets	—	8.3	6.6	26.4	41.3
Total marketable debt securities	$6.0	$8.3	$6.6	$28.6	$49.5

7. INVENTORIES
    The following table summarizes the Company’s inventories:

(In millions)	December 29, 2023	September 29, 2023
Raw materials and parts	$223.5	$217.5
Work-in-process	19.5	20.0
Finished goods	46.7	40.0
Total inventories	$289.7	$277.5
8. GOODWILL AND INTANGIBLE ASSETS
    The following table reflects goodwill by reportable operating segment:

(In millions)	Medical	Industrial	Total
Balance at September 29, 2023	$171.5	$117.0	$288.5
Foreign currency translation adjustments	1.1	0.8	1.9
Balance at December 29, 2023	$172.6	$117.8	$290.4
    The following table reflects the gross carrying amount and accumulated amortization of the Company’s finite-lived intangible assets included in other assets in the Condensed Consolidated Balance Sheets:

	December 29, 2023			September 29, 2023
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired existing technology	$73.5	$(59.9)	$13.6	$72.3	$(57.8)	$14.5
Patents, licenses and other	12.6	(12.4)	0.2	12.5	(12.2)	0.3
Customer contracts and supplier relationship	52.7	(44.4)	8.3	50.3	(42.7)	7.6
Total intangible assets	$138.8	$(116.7)	$22.1	$135.1	$(112.7)	$22.4
    Amortization expense for intangible assets was $3.6 million and $3.4 million for the three months ended December 29, 2023 and December 30, 2022, respectively. In connection with the business combination discussed in Note 10. Business Combinations, the Company recorded additional intangible assets of $2.6 million, of which $2.1 million related to customer contracts and supplier relationships and $0.5 million related to acquired existing technology.

9. BORROWINGS
    The following table summarizes the Company’s short-term and long-term debt:

	December 29, 2023	September 29, 2023
(In millions, except for percentages)	Amount	Amount	Contractual Interest Rate	Effective Interest Rate
Current maturities of long-term debt
Other debt	$1.6	$1.5
Total current maturities of long-term debt	$1.6	$1.5

Non-current maturities of long-term debt:
Convertible Senior Unsecured Notes	$200.0	$200.0	4.0%	4.8%
Senior Secured Notes	243.0	243.0	7.9%	8.2%
Other debt	3.2	3.5
Total non-current maturities of long-term debt:	$446.2	$446.5

Unamortized issuance costs
Unamortized issuance costs - Convertible Notes	$(2.1)	$(2.5)
Unamortized issuance costs - Senior Secured Notes	(2.7)	(2.9)
Total	(4.8)	(5.4)
Total debt outstanding, net	$443.0	$442.6
    The following table summarizes the Company’s interest expense:

	Three Months Ended
	December 29, 2023	December 30, 2022
Contractual interest coupon and other	$6.6	$6.9
Amortization of debt issuance costs	0.7	0.6
Total interest expense	$7.3	$7.5
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
    On June 4, 2020 and June 5, 2020, Varex also entered into privately negotiated warrant transactions (collectively, the “Warrant Transactions” and, together with the Hedge Transactions, the “Call Spread Transactions”), whereby the Company sold warrants at a higher strike price relating to the same number of shares of Varex common stock that initially underlie the Convertible Notes, subject to customary anti-dilution adjustments. The initial strike price of the warrants is $24.975 per share (subject to adjustment under the terms of the Warrant Transactions), which was 50% above the last reported sale price of Varex common stock on June 4, 2020. The Warrant Transactions could have a dilutive effect to the Company's stockholders to the extent that the market price per share of Varex common stock, as measured under the terms of the Warrant Transactions, exceeds the applicable strike price of the warrants. The number of shares underlying the Warrant Transactions is 9.6 million. The number of warrants outstanding as of December 29, 2023 was 9.6 million.
Senior Secured Notes
    Varex issued $300.0 million aggregate principal amount of 7.875% Senior Secured Notes due 2027 (the "Senior Secured Notes") pursuant to an indenture dated September 30, 2020. Interest payments are paid semiannually on April 15 and October 15 of each year, beginning on April 15, 2021. The Senior Secured Notes will mature on October 15, 2027, unless earlier redeemed or repurchased by Varex. On July 15, 2021, we redeemed $30.0 million, and on March 18, 2022, we redeemed $27.0 million of the Senior Secured Notes. As of December 29, 2023, the aggregate principal amount of the outstanding Senior Secured Notes was $243.0 million.
    The Senior Secured Notes are secured by a first priority lien on substantially all of the assets of Varex and the assets and capital stock of its subsidiary guarantors (subject to exceptions), except for assets for which a first priority security interest is pledged for the ABL Facility (defined below), in which the Senior Secured Notes have a second lien security interest. The Senior Secured Notes include negative covenants, subject to certain exceptions, restricting or limiting Varex's ability and the ability of its restricted subsidiaries to, among other things, incur liens on collateral; sell certain assets; incur additional indebtedness; pay dividends; issue preferred shares; consolidate, merge, or sell all or substantially all of its assets; and enter into certain transactions with their affiliates.
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
    The ABL Facility matures on the earlier of September 30, 2025 or 91 days prior to the maturity of the Convertible Notes, at which time all outstanding amounts under the ABL Facility will be due and payable. The maximum availability under the ABL Facility is $100.0 million; however, the borrowing base under the ABL Facility fluctuates from month-to-month depending on the amount of eligible accounts receivable, inventory, and real estate. As of December 29, 2023, the amount available under the ABL Facility was $71.9 million and the ABL Facility remains undrawn.
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

10. BUSINESS COMBINATIONS
    As of September 29, 2023, the Company, through two of its consolidated subsidiaries, Varex Imaging Deutschland AG and MeVis Medical Solutions AG ("MeVis Medical"), held a combined ownership interest in MeVis BreastCare GmbH and MeVis BreastCare Gmbh & Co KG (referred to in combination as "MeVis Breastcare") of 37.6%. Because the Company had the ability to exercise significant influence in, but not control, over MeVis Breastcare, it was historically accounted for as an equity method investment.
    In October 2023, the Company increased its ownership in MeVis Breastcare to 87.1% for a purchase price of $0.9 million, resulting in the Company now holding a controlling interest in MeVis Breastcare. The purchase of this additional ownership interest was accounted for as a business combination achieved in stages, or step acquisition. As a result, the previously held equity interest was remeasured to its acquisition-date fair value, with a gain of $0.9 million recognized in other income (expense), net in the Condensed Consolidated Statements of Operations. The assets and liabilities of MeVis Breastcare were then recorded on the Company's balance sheet at their fair values in accordance with ASC 805, and a gain on bargain purchase of $1.2 million was recorded in other income (expense), net in the Condensed Consolidated Statements of Operations. Because the purchase price did not give consideration to the other assets of the business, the fair value of the ownership interest acquired exceeded the price paid to the third party partial owner and this resulted in a gain on bargain purchase.
    The following table summarizes the consideration paid for MeVis Breastcare and the amounts of the assets acquired and liabilities assumed recognized at their estimated acquisition date fair values, as well as the estimated fair value at the acquisition date of the noncontrolling interest in MeVis Breastcare.

USD (in millions)
Consideration paid
Cash	$0.9
Fair value of total consideration transferred	0.9

Remeasurement of previous equity interest
Carrying value of previous equity interest before acquisition	1.1
Fair value of previous equity interest at acquisition date	2.0
Remeasurement gain recorded on previous equity interest	0.9

Total of consideration paid and fair value of previous equity interest	$2.9

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$1.8
Accounts receivable, net	1.2
Intangible assets, net	2.6
Accounts payable	(0.1)
Accrued liabilities and other current liabilities	(0.6)
Other long-term liabilities	(0.1)
Total identifiable net assets	4.8

Noncontrolling interest in MeVis Breastcare	(0.7)
Bargain purchase gain	(1.2)
Total	$2.9

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
    In April 2015, the Company acquired 73.5% of the then outstanding shares of MeVis Medical, a publicly traded company based in Bremen, Germany that provides image processing software and services for cancer screening. In August 2015, the Company, through one of its German subsidiaries, entered into a Domination and Profit and Loss Transfer Agreement (the “DPLTA”) with MeVis Medical. In fiscal years 2017 and 2018, the Company purchased an additional 0.2% of outstanding shares such that the Company now owns 73.7% of the outstanding shares of common stock of MeVis Medical. Under the DPLTA, MeVis Medical subordinates its management to the Company and undertakes to transfer all its annual profits and losses to the Company. In return, the DPLTA grants the noncontrolling shareholders of MeVis Medical, an annual recurring net compensation of €0.95 per MeVis Medical share. At December 29, 2023, noncontrolling shareholders together held approximately 0.5 million shares of MeVis Medical, representing 26.3% of the outstanding shares.
    During the first quarter of fiscal year 2024, the Company acquired a controlling interest in MeVis Breastcare, in which the Company now holds an 87.1% ownership interest. In association with this acquisition, the Company recorded an associated noncontrolling interest of $0.7 million.
    Changes in noncontrolling interests were as follows:

	Three Months Ended
(In millions)	December 29, 2023	December 30, 2022
Noncontrolling interests, at beginning of period	$13.3	$13.3
Net income attributable to noncontrolling interests	0.1	0.1
Business acquisitions	0.7	—
Other	—	(0.1)
Noncontrolling interests, at end of period	$14.1	$13.3

12. NET (LOSS) INCOME PER SHARE
    Basic net (loss) income per common share is computed by dividing the net (loss) income for the period by the weighted average number of shares of common stock outstanding during the reporting period. Diluted net (loss) income per common share reflects the effects of potentially dilutive securities, which is computed by dividing the sum of net (loss) income and any adjustments to net income by the sum of the weighted average number of common shares outstanding and dilutive common shares.
    A reconciliation of the numerator and denominator used in the calculation of basic and diluted net (loss) income per common share is as follows:

	Three Months Ended
(In millions, except per share amounts)	December 29, 2023	December 30, 2022
Net (loss) income per share - basic
Net (loss) income attributable to Varex	$(0.5)	$3.1
Basic weighted average shares outstanding	40.6	40.1
Basic net (loss) income per share attributable to Varex	$(0.01)	$0.08

Net (loss) income per share - diluted
Net (loss) income attributable to Varex	$(0.5)	$3.1

Basic weighted average shares outstanding	40.6	40.1
Dilutive effect of share-based awards and other	—	0.5
Diluted weighted average shares outstanding	40.6	40.6
Diluted net (loss) income per share attributable to Varex	$(0.01)	$0.08

Anti-dilutive share summary
Share-based awards and other	3.6	3.0
Convertible notes	9.6	9.6
Warrants	9.6	1.9
Total anti-dilutive shares	22.8	14.5
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

    The table below summarizes the effect of recording share-based compensation expense and the option value of the employee stock purchase plan shares:

	Three Months Ended
(In millions)	December 29, 2023	December 30, 2022
Cost of revenues	$0.5	$0.4
Research and development	0.9	0.8
Selling, general, and administrative	2.3	2.1
Total share-based compensation expense	$3.7	$3.3
Stock Option Activity
    The following table summarizes the activity for stock options under Varex’s employee incentive plans for the Company's employees:

(In thousands, except per share amounts and the remaining term)	Options	Price Range	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value(1)
Outstanding at September 29, 2023	2,862	$13.61 - $37.60	$28.08	4.8	$871.4
Granted	—	$0.00 - $0.00	—
Canceled, expired or forfeited	—	$0.00 - $0.00	—
Outstanding at December 29, 2023	2,862	$13.61 - $37.60	$28.08	4.6	$1,159.0

Exercisable at December 29, 2023	2,249	$13.61 - $37.60	$29.01	3.6	$937.8
(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and the closing price of Varex common stock of $20.50 as of December 29, 2023, the last trading date of the Company's first quarter, and which represents the amount that would have been received by the option holders had all option holders exercised their in-the-money options and sold the shares received upon exercise as of that date.
Restricted Stock Units, Performance Stock Units, Restricted Stock Awards, and Deferred Stock Units
    In the first quarter of fiscal year 2024, the Company issued performance stock units ("PSUs"). PSUs are awarded to certain officers and key employees in connection with our long-term incentive program. Each PSU represents the right to receive one share of our common stock, provided that the applicable performance and vesting conditions are satisfied. The fair value of certain PSUs are linked to the achievement of performance goals based on Adjusted EBITDA margin. Share-based compensation expense for these PSUs are recognized over the performance period based on the probability of achieving the performance targets. Certain PSUs include a performance objective based on our relative total shareholder return over the performance period compared to a predetermined peer group. The fair value of these awards is determined using a Monte Carlo simulation as of the date of the grant and share-based compensation expense will not be adjusted should the target awards vary from actual awards.
    The following table summarizes the activity for restricted stock units, performance stock units, restricted stock awards, and deferred stock units under the 2020 Omnibus Stock Plan:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant-Date Fair Value
Outstanding at September 29, 2023	1,277	$22.30
Granted	785	20.17
Vested	(142)	28.04
Canceled or expired	(16)	21.91
Outstanding at December 29, 2023	1,904	$21.00

14. TAXES ON (LOSS) INCOME
    For the three months ended December 29, 2023, the Company recognized income tax benefit of $0.2 million on $0.6 million of pre-tax loss. For the three months ended December 30, 2022, the Company recognized income tax expense of $2.2 million on $5.4 million of pre-tax income. The Company is unable to recognize a tax benefit for pre-tax book losses in certain foreign jurisdictions but has recognized tax expense for profitable foreign jurisdictions.
    The Company's tax expense for the three months ended December 29, 2023 decreased, primarily due to decreased pre-tax income in certain jurisdictions and losses in certain foreign jurisdictions for which no benefit can be recorded.
    The Company is maintaining its reinvestment assertion with respect to foreign earnings for the three months ended December 29, 2023, which is that all earnings prior to fiscal year 2018 are permanently reinvested for all countries, and that all earnings for Varex Imaging Sweden and Oy Varex Imaging Finland are also indefinitely reinvested in those countries, but post fiscal year 2017 earnings in all other countries are not permanently reinvested. Due to the level of earnings available for repatriation, the treaty benefits applicable to jurisdictions in which those earnings are located, and the now favorable United States tax treatment of repatriated foreign earnings, the amount of deferred tax liability recorded related to the potential repatriation is approximately $0.1 million. This estimated liability is for United States state income taxes and foreign withholding taxes that would apply if the foreign earnings were repatriated in the form of a dividend.
15. SEGMENT INFORMATION
    The Company has two reportable operating segments: Medical and Industrial, which aligns with how the CODM reviews the Company’s performance. The segments align the Company’s products and service offerings with customer use in medical and industrial markets and are consistent with how the Company’s CEO evaluates the business for the allocation of resources. The CODM allocates resources to and evaluates the financial performance of each operating segment primarily based on revenues and gross profit. The operating and reportable segment structure provides alignment between business strategies and operating results.
Description of Segments
    The Medical segment designs, manufactures, sells, and services X-ray imaging components, including X-ray tubes, digital detectors and accessories, ionization chambers, high voltage connectors, image-processing software and workstations, 3D reconstruction software, computer-aided diagnostic software, collimators, automatic exposure control devices, generators, and heat exchangers. These components are used in a range of medical imaging applications including CT, mammography, oncology, cardiac, surgery, dental, and other diagnostic radiography uses.
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

    Information related to the Company’s segments is as follows:

	Three Months Ended
(In millions)	December 29, 2023	December 30, 2022
Revenues, net
Medical	$139.9	$160.1
Industrial	50.1	45.5
Total revenues	190.0	205.6
Gross profit
Medical	38.9	46.3
Industrial	18.2	17.0
Total gross profit	57.1	63.3
Total operating expenses	52.9	50.3
Interest and other expense, net	(4.8)	(7.6)
(Loss) income before taxes	(0.6)	5.4
Income tax (benefit) expense	(0.2)	2.2
Net (loss) income	(0.4)	3.2
Less: Net income attributable to noncontrolling interests	0.1	0.1
Net (loss) income attributable to Varex	$(0.5)	$3.1
    The Company does not disclose total assets by segment as this information is not provided to the CODM.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
    The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited condensed consolidated financial statements and notes thereto that are contained in this Quarterly Report on Form 10-Q (this "Quarterly Report") as well as our Annual Report on Form 10-K for the fiscal year ended September 29, 2023 ("Annual Report") and our other filings, including the Current Reports on Form 8-K, that have been filed with the Securities and Exchange Commission (" SEC") through the date of this report.
    In this Quarterly Report, unless otherwise specified or the context otherwise requires, the "Company," "Varex," "we," "us," and "our" refer to Varex Imaging Corporation.
Forward-Looking Statements
    This Quarterly Report contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for statements about future events, products, and future financial performance that are based on the beliefs of, estimates made by, and information currently available to the management of Varex. Actual results and the outcome or timing of certain events described in these forward-looking statements are subject to risk and uncertainties and may differ significantly from those described. Important factors that could cause our actual results and financial condition to differ significantly from those projections or expectations include, among other things, the following:
•reduction in or loss of business of one or more of our limited original equipment manufacturing (“OEM”) customers;
•loss of business to, and an inability to effectively compete with, competitors;
•pricing pressures and other factors that could result in margin erosion and loss of customers;
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
•limitations imposed by operating and financial restrictions of our debt financing agreements could harm our long-term interests, limit our ability to make payments on our debt obligations, and impact our ability to maintain sufficient liquidity and/or to refinance our debt obligations; and
•other factors cited in Part I, Item 1A, "Risk Factors" in our Annual Report and in Part II, Item 1A, "Risk Factors" of this Quarterly Report.
    Statements concerning supply chain and logistics challenges; cost increases and expense management; changes in U.S. and worldwide economic conditions, such as the impact of inflation, and fluctuations in foreign currency exchange rates; geopolitical tensions; industry or market segment outlook; market acceptance of or transition to new products or technologies such as advanced X-ray tube and digital flat panel detector products; growth drivers; future orders, revenues, backlog, earnings or other financial results; and any statements using the terms “believe,” “expect,” “anticipate,” “can,” “should,” “would,” “could,” “estimate,” “may,” “intend,” “potential,” and “possible” or similar statements are forward-looking statements that involve risks and uncertainties that could cause our actual results and the outcome and timing of certain events to differ materially from those projected or management’s current expectations.
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

Overview
    Varex Imaging Corporation is a leading innovator, designer and manufacturer of X-ray imaging components including X-ray tubes, flat panel and photon counting detectors and accessories, linear accelerators, image software processing solutions, and stand-alone X-ray based systems in select application areas. Our components are used in medical diagnostic imaging, security inspection systems, and industrial quality inspection systems, as well as for analysis and measurement applications in industrial manufacturing applications. Global OEMs incorporate our X-ray imaging components into their systems to detect, diagnose, protect, irradiate, and inspect. Varex has approximately 2,300 full-time equivalent employees, located at engineering, manufacturing, and service center sites in North America, Europe, and Asia.
    Our products are sold in three geographic regions: the Americas, EMEA, and APAC. The Americas includes North America (primarily the United States) and Latin America. EMEA includes Europe, the Middle East, India, and Africa. APAC includes Asia (other than India) and Australia. Revenues by region are based on the known final destination of products sold.
    Our success depends, among other things, on our ability to anticipate and respond to changes in our markets, the direction of technological innovation, and the demand from our customers. We continually invest in research and development and employ approximately 350 individuals in product development related activities. Our focus on innovation and product performance along with strong and long-term customer relationships allows us to collaborate with our customers to bring industry-leading products to the X-ray imaging market. We continue to work to improve the life and quality of our imaging components and leverage our scale as one of the largest independent X-ray imaging component suppliers to provide cost-effective solutions for our customers.
Impact of General Economic Environment
    While there continues to be some improvement in the general economic environment, we remain cautious as many factors remain dynamic and unpredictable. The uncertain economic environment, supply chain and logistic challenges, and geopolitical tensions have contributed to, and may continue to contribute to, inflation, higher interest rates and capital costs, increased shipping costs, supply shortages, increased costs of labor and materials, exchange rate volatility, and other similar effects.
    During 2023, we experienced some supply chain, manufacturing, and logistics challenges. Currently, we anticipate such challenges to have less of an impact in fiscal year 2024. Shortages of certain materials have caused, and may continue to cause, delays in manufacturing products for our customers. In some cases, raw material shortages and delivery delays from our suppliers have caused operational and customer order fulfillment challenges. In addition, since late 2023 our Medical business has been negatively impacted by the China government initiated anti-corruption measures related to the healthcare industry. We expect these actions to continue into fiscal year 2024, which could impact revenues in our China business.
    For additional information on risks related to supply chain and logistics challenges, cost increases, changes in U.S. and worldwide economic conditions, geopolitical tensions, and other risks that could impact our results, see Item 1A “Risk Factors”.
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
    In recent years our business in China has been impacted by the trade war with the United States in three principal ways: (1) importing raw materials from China to the United States has become more expensive, (2) importing raw materials and sub-assemblies from the United States to China has become more expensive, and (3) importing finished United States manufactured products into China has become more difficult and expensive. While the governments of both the United States and China have granted tariff exclusions that temporarily eliminate the additional duties payable for specific commodities, providing partial relief, these exclusions are temporary and/or must be solicited and approved on a shipment-by-shipment basis. There is no guarantee that such exclusions will be granted or extended by either government, and the U.S. tariff exclusions are set to expire on May 31, 2024 unless extended. In order to mitigate the impact of tariffs on materials imported from China, we have implemented changes to secure more non-China sources of materials used to manufacture our X-ray imaging products. To help mitigate the impact of tariffs on materials imported to China, and to be closer to our global customer base, we continue to expand manufacturing capabilities at our facilities in China, Germany, the Netherlands, and the Philippines. We have also implemented local sourcing strategies to offer local content. This local-for-local strategy has been well received by both our local customers as well as global OEMs, and acts as a natural hedge against trade wars and other potential supply chain disruptions. Our mitigation efforts could prove less effective than anticipated if tensions between China and Taiwan lead to worsening trade relations between China and the United States.
Industrial
    In our Industrial segment, we design, develop, manufacture, sell, and service X-ray imaging products for use in a number of markets, including security applications for cargo screening at ports and borders, baggage screening at airports, and nondestructive testing, irradiation, and inspection applications used in a number of other vertical markets. Our industrial products include Linatron® X-ray linear accelerators, X-ray tubes, flat panel and photon counting detectors, computed radiography scanners, high voltage connectors, and coolers. In addition, we license proprietary image-processing and detection software designed to work with other Varex products to provide packaged sub-assembly solutions to our industrial customers. Our Industrial business benefits from the research and development investment and manufacturing economies of scale on the Medical side of our business, as we continue to find new applications for our technology. Along with more favorable pricing dynamics, this allows us to generally achieve higher gross profit for industrial products relative to our Medical business. In addition, our Industrial business benefits from our long-term service agreements for our Linatron® products.
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
    Non-destructive testing and inspection verticals utilize X-ray imaging to scan items for inspection of manufacturing defects and product integrity in a wide range of industries including aerospace, automotive, electronics, oil and gas, food packaging, metal castings, and additive manufacturing. In addition, new applications for X-ray sources are being developed, such as sterilization of food and its packaging. We provide X-ray sources, digital detectors, high voltage connectors, and image processing software to OEM customers, system integrators, and manufacturers in a variety of these verticals. We believe that the non-destructive testing market represents a significant growth opportunity for our business, and we are actively pursuing new potential applications for our products.

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
    We periodically review our accounting policies, estimates, and assumptions and make adjustments when facts and circumstances dictate. Refer to our Annual Report on Form 10-K for the fiscal year ended September 29, 2023 filed with the SEC on November 16, 2023 and Note 1, Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements of this report for further details. Our critical accounting policies that are affected by accounting estimates include valuation of inventories, assessment of recoverability of goodwill and intangible assets, and income taxes. Except for the changes in certain policies upon adoption of the accounting standard described in Note 1, Summary of Significant Accounting Policies of the Notes to the Condensed Consolidated Financial Statements of this report, there have been no material changes to the Company’s significant accounting policies, compared to the accounting policies described in Note 1, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for fiscal year 2023.
Fiscal Year
    The fiscal years of the Company as reported are the 52 or 53-week periods ending on the Friday nearest September 30. Fiscal year 2024 is the 52-week period ending September 27, 2024. Fiscal year 2023 was the 52-week period that ended on September 29, 2023. The fiscal quarters ended December 29, 2023 and December 30, 2022 were both 13-week periods.
Discussion of Results of Operations for the Three Months Ended December 29, 2023 Compared to the Three Months Ended December 30, 2022
Revenues, net

	Three Months Ended
(In millions)	December 29, 2023	December 30, 2022	$ Change	% Change
Medical	$139.9	$160.1	$(20.2)	(12.6)%
Industrial	50.1	45.5	4.6	10.1%
Total revenues	$190.0	$205.6	$(15.6)	(7.6)%
Medical as a percentage of total revenues	73.6%	77.9%
Industrial as a percentage of total revenues	26.4%	22.1%
    Medical revenues decreased $20.2 million, primarily due to decreased sales of fluoroscopic, dental, and CT, partially offset by increased sales in mammography.
    Industrial revenues increased $4.6 million, primarily due to increased sales of security inspection products, partially offset by decreased sales of digital detectors.
Gross Profit

	Three Months Ended
(In millions)	December 29, 2023	December 30, 2022	$ Change	% Change
Medical	$38.9	$46.3	$(7.4)	(16.0)%
Industrial	18.2	17.0	1.2	7.1%
Total gross profit	$57.1	$63.3	$(6.2)	(9.8)%
Medical gross margin	27.8%	28.9%
Industrial gross margin	36.3%	37.4%
Total gross margin	30.1%	30.8%
    The decrease in Medical segment gross profit was primarily due an unfavorable shift in product sales mix, partially offset by decreased material costs.

    The Industrial segment gross profit increased primarily due to increased sales in security inspection products, partially offset by an unfavorable shift in product sales mix.
Operating Expenses

	Three Months Ended
(In millions)	December 29, 2023	December 30, 2022	$ Change	% Change
Research and development	$20.5	$20.0	$0.5	2.5%
As a percentage of total revenues	10.8%	9.7%
Selling, general, and administrative	$32.4	$30.3	$2.1	6.9%
As a percentage of total revenues	17.1%	14.7%
Operating expenses	$52.9	$50.3	$2.6	5.2%
As a percentage of total revenues	27.8%	24.5%
Research and Development
    We are committed to investing in the business to support long-term growth and believe long-term research and development expenses of approximately 8% to 10% of annual revenues is the appropriate range that will allow us to innovate and bring new products to market for our global OEM customers. Research and development costs increased to 10.8% of revenues for the first quarter of fiscal year 2024, primarily due to decreased sales and increased research and development costs.
Selling, General, and Administrative
    Selling, general, and administrative expenses for the first quarter of fiscal year 2024 increased $2.1 million, primarily due to increased fixed cost commitments to a supplier and increased compensation costs.
Interest and Other Expense, Net
    The following table summarizes the Company’s interest and other expense, net:

	Three Months Ended
(In millions)	December 29, 2023	December 30, 2022	$ Change
Interest income	$1.9	$0.5	$1.4
Interest expense	(7.3)	(7.5)	0.2
Other income (expense), net	0.6	(0.6)	1.2
Interest and other expense, net	$(4.8)	$(7.6)	$2.8
    Interest and other expense, net decreased in the first quarter of fiscal year 2024 compared to the first quarter of 2023. Interest expense decreased due to reduced fees on the ABL Facility and reduced outstanding other debt.
    Other income (expense), net increased due to a gain on business acquisition, partly offset with losses in certain investments in privately-held companies and equity investments and increased foreign exchange expense.
    Interest income increased primarily due to an increase in investments made into marketable debt securities.
Taxes on (Loss) income
    For the three months ended December 29, 2023 we recognized income tax benefit of $0.2 million on $0.6 million of pre-tax loss. For the three months ended December 30, 2022 we recognized income tax expense of $2.2 million on $5.4 million of pre-tax income. Our tax expense for the three months ended December 29, 2023 decreased, primarily due to decreased pre-tax income in certain jurisdictions and losses in certain foreign jurisdictions for which no benefit can be recorded.

Liquidity and Capital Resources
    We assess our liquidity in terms of our ability to generate cash to fund our operations, including working capital and investing activities. We believe that our operating cash flow, cash on our balance sheet, availability under our ABL Facility, and our ability to access the credit and capital markets are sufficient to meet our anticipated operating activities and cash commitments for at least the next 12 months and will be sufficient to allow us to continue to invest in our existing businesses, consummate strategic acquisitions, and manage our capital structure on a short-term and long-term basis. We are currently not aware of any trends or demands, commitments, events, or uncertainties that will result in or that are reasonably likely to result in a material change to our liquidity needs during or beyond the next 12 months, except our Convertible Notes that become due in June 2025 that we currently anticipate refinancing using some combination of future borrowings and cash. The maximum availability under our ABL Facility is $100.0 million; however, the borrowing base under the ABL Facility fluctuates from month to month depending on the amount of eligible accounts receivable, inventory, and real estate. As of December 29, 2023, the amount available under our ABL Facility was $71.9 million, and the ABL Facility remains undrawn. At December 29, 2023 we had total debt of $443.0 million, net of deferred issuance costs of $4.8 million.
Cash and Cash Equivalents, Certificates of Deposit, and Marketable Securities
    The following table summarizes our cash and cash equivalents, certificates of deposit, and marketable securities:

(In millions)	December 29, 2023	September 29, 2023	$ Change
Cash and cash equivalents	$141.3	$152.6	$(11.3)
Certificates of deposit not included in cash and cash equivalents	1.0	1.0	—
Marketable securities not included in cash and cash equivalents	52.2	41.3	10.9
Total	$194.5	$194.9	$(0.4)

Borrowings
    The following table summarizes the changes in our debt outstanding:

	December 29, 2023	September 29, 2023
(In millions, except for percentages)	Amount	Amount	$ Change
Current maturities of long-term debt
Other debt	$1.6	$1.5	$0.1

Non-current maturities of long-term debt:
Convertible Senior Unsecured Notes	$200.0	$200.0	$—
Senior Secured Notes	243.0	243.0	—
Other debt	3.2	3.5	(0.3)
Total non-current maturities of long-term debt:	$446.2	$446.5	$(0.3)

Unamortized issuance costs
Unamortized issuance costs - Convertible Notes	$(2.1)	$(2.5)	$0.4
Unamortized issuance costs - Senior Secured Notes	(2.7)	(2.9)	0.2
Total	(4.8)	(5.4)	0.6
Total debt outstanding, net	$443.0	$442.6	$0.4
Cash Flows

	Three Months Ended
(In millions)	December 29, 2023	December 30, 2022
Net cash flow (used in) provided by:
Operating activities	$10.3	$(3.7)
Investing activities	(19.9)	(3.7)
Financing activities	(1.7)	(0.4)
Net decrease in cash and cash equivalents and restricted cash	$(11.3)	$(7.8)
    Net cash provided by (used in) operating activities. Net cash provided by (used in) operating activities was $10.3 million and $(3.7) million for the three months ended December 29, 2023 and December 30, 2022, respectively. The increase in cash provided by operating activities was primarily due to increased collections from accounts receivable and a reduction in cash outflows for inventory and prepaid expenses, partially offset by a decrease in non-cash adjustments to income when compared to the three months ended December 30, 2022.
    Net cash used in investing activities. Net cash used in investing activities was $19.9 million and $3.7 million for the three months ended December 29, 2023 and December 30, 2022, respectively. The increase in cash used in investing activities was primarily due to increased purchases of marketable debt securities, along with increased purchases of property, plant, and equipment during the three months ended December 29, 2023, partially offset by the settlement of net investment hedges.
    Net cash used in financing activities. Net cash used in financing activities was $1.7 million and $0.4 million for the three months ended December 29, 2023 and December 30, 2022, respectively. The increase in cash used in financing activities was primarily due to cash payments related to the taxes for net share settlement of equity awards for the three months ended December 30, 2022.
Material Contractual Obligations
    In October 2013, we entered into an amended agreement with dpiX and other parties that, among other things, provides us with the right to 50% of dpiX’s total manufacturing capacity produced after January 1, 2014. The amended agreement requires us to pay for 50% of the fixed costs (as defined in the amended agreement), as determined at the beginning of each calendar year. In January 2024, the Company's fixed cost commitment was determined to be $12.4 million for calendar year 2024. The amended agreement will continue unless the ownership structure of dpiX changes (as defined in the amended agreement).

    In August 2015, pursuant to a Domination and Profit and Loss Transfer Agreement (the “DPLTA”), we committed to pay the noncontrolling shareholders of MeVis Medical an annual recurring net compensation of €0.95 per MeVis Medical share. The annual net payment will continue for the life of the DPLTA, which we anticipate will continue for as long as we remain as the controlling shareholder of MeVis Medical. As of December 29, 2023, noncontrolling shareholders together held approximately 0.5 million shares of MeVis Medical, representing 26.3% of the outstanding shares.
    In fiscal year 2022, the Company entered into several agreements with a third-party company, whose stock is publicly traded on a foreign exchange. Under these agreements, the Company will make certain milestone payments of up to $5.0 million upon achievement of specified milestones. During fiscal year 2022, the first of these milestones was achieved and the Company paid $1.0 million to the third-party company. During fiscal year 2023, two more milestones were achieved and the Company paid an additional $2.0 million to the third-party company. No additional milestones were achieved nor were any payments made during the first quarter of fiscal year 2024. Payments made under this agreement are recorded in research and development in the Condensed Consolidated Statements of Operations. As of December 29, 2023, there were two milestones remaining of $1.0 million each under these agreements.
    The Company enters into purchase agreements with its suppliers in the ordinary course of its business for the purchase of goods and services. Some of these purchase agreements are non-cancellable and thus contractually obligate the Company to future cash payments. As of December 29, 2023, our non-cancellable supplier purchase obligations totaled $8.2 million.
Contingencies
    From time to time, we are a party to or otherwise involved in legal proceedings, government inspections, investigations, customs and duty audits, and other claims and contingency matters, both inside and outside the United States, arising in the ordinary course of our business or otherwise. We accrue amounts for probable losses, to the extent they can be reasonably estimated, that we believe are adequate to address any liabilities related to legal proceedings as well as other loss contingencies that we believe will result in a probable loss (including, among other things, probable settlement value). A loss or a range of loss is disclosed when it is reasonably possible that a material loss will be incurred and can be estimated or when it is reasonably possible that the amount of a loss, when material, will exceed the recorded provision. We did not have any material contingent liabilities as of December 29, 2023 and September 29, 2023. Legal expenses are expensed as incurred.
Days Sales Outstanding
    Trade accounts receivable days sales outstanding (“DSO”) was 67 days at December 29, 2023 and 65 days at September 29, 2023. Our accounts receivable and DSO are impacted by a number of factors, including the timing of product shipments, collections performance, payment terms, the mix of revenues from different regions and the effects of economic instability.
Recent Accounting Standards or Updates Not Yet Effective
    See Note 1, Summary of Significant Accounting Policies, of the accompanying Notes to the Condensed Consolidated Financial Statements for a description of recent accounting standards, including the expected dates of adoption and the estimated effects on our condensed consolidated financial statements.
Backlog
    Backlog is the accumulation of all orders for which revenues have not been recognized and are still considered valid. Backlog also includes a small portion of billed service contracts that are included in deferred revenue. Our estimated total backlog at December 29, 2023 was approximately $299 million.
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
    We may enter into foreign currency forward and option contracts with financial institutions to protect against foreign exchange risks associated with certain existing assets and liabilities, net investments in foreign subsidiaries, and forecast purchases denominated in foreign currencies. We may hedge portions of forecasted foreign currency exposure, typically for one to three months. In addition, we hold cross-currency swaps between the Euro and U.S. Dollar as a net investment hedge of our acquisition of Direct Conversion. Depending on the spot rate between the Euro and U.S. Dollar at the time of settlement and whether we have sufficient Euros available, we may have to borrow incrementally in U.S. Dollars to settle this obligation. Additionally, we may choose not to hedge certain foreign exchange exposures for a variety of reasons including, but not limited to, accounting considerations, the prohibitive economic cost of hedging particular exposures, or due to natural offsets among the different exposures. See Note 5, Financial Derivatives and Hedging Activities, of the Notes to the Condensed Consolidated Financial Statements for further information.
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
Interest Rate Risk
    Borrowings under our ABL Facility bear interest at floating interest rates. At December 29, 2023, we had no borrowings subject to floating interest rates. See Note 9, Borrowings, of the Notes to the Condensed Consolidated Financial Statements for further information.
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
Commodity Price Risk
    We are exposed to market risks related to volatility in the prices of raw materials used in our products. The prices of these raw materials fluctuate in response to changes in supply and demand fundamentals and our product margins and level of profitability tend to fluctuate with changes in these raw materials prices. We try to protect against such volatility through various business strategies. During the three months ended December 29, 2023, we did not have any commodity derivative instruments in place to manage our exposure to price changes.

Sensitivity Analysis
    The following table sets forth the potential loss in future earnings, fair value, or cash flows resulting from hypothetical changes in relevant market rates or prices as of December 29, 2023.

Market Risk Category	Hypothetical Change	Estimated Annual Impact (In millions)	Impact Category
Foreign Currency - Revenue	10% decrease in foreign exchange rates	$17.1	Earnings
Interest Rate - Marketable Securities	100 basis point decrease in interest rate of underlying investments	1.3	Earnings
Commodity Price	10% increase in commodity prices	$3.7	Earnings
Item 4. Controls and Procedures
Disclosure Controls and Procedures
    Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. Based on this evaluation, our CEO and our CFO have concluded that our disclosure controls and procedures were effective as of December 29, 2023.
Changes in Internal Control Over Financial Reporting
    There were no changes in our internal control over financial reporting during the quarter ended December 29, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
    We are subject to various claims, complaints and legal actions in the normal course of business from time to time. The resolution of such claims, complaints, and legal actions is subject to significant uncertainty and may be expensive, time consuming and disruptive to our operations. At the present time, we do not believe we have any current or pending litigation for which the outcome could have a material adverse effect on our operations or financial position.
Item 1A. Risk Factors
Investing in Varex Imaging Corporation common stock involves risks and the following risk factors and other information included in this Quarterly Report on Form 10-Q (this "Quarterly Report") under Part I, Item 2 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Part I, Item 3 "Quantitative and Qualitative Disclosures about Market Risk" should be carefully considered. Although the risk factors described below are the ones management deems significant, additional risks and uncertainties not presently known to us or that are presently known to us that we presently deem not material may also adversely affect our business operations.
Risks Relating to Our Business
We sell our products and services to a limited number of OEM customers, many of which are also our competitors, and a reduction in or loss of business of one or more of these customers may materially reduce our sales.
    We had one customer during the three months ended December 29, 2023 that accounted for 15% of our revenue. Our ten largest customers as a group accounted for approximately 52% and 55% of our revenue for the three months ended December 29, 2023 and December 30, 2022, respectively. Because we often take significant time to replace lost business, in the past our operating results have been, and in the future it is likely that our operating results would be, materially and adversely affected if one or more of our major OEM customers were to cancel, delay, or reduce orders in the future.
    Furthermore, we generate significant accounts receivables from the sale of our products and the provision of services directly to our major customers. One customer accounted for 8.2% of our accounts receivables as of December 29, 2023. If one or more of these customers were to cancel a product order or service contract, become insolvent, or otherwise be unable or fail to pay for our products and/or services in a timely manner, our operating results and financial condition could be materially and adversely affected.
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
We compete in highly competitive markets, and we are subject to pricing pressures and other factors that could result in margin erosion and loss of customers.
    We compete in markets characterized by rapidly-evolving technology, intense competition and pricing pressure. We often compete with companies that have greater financial, marketing and other resources than us. Some of the major diagnostic imaging systems companies, which are the primary OEM customers for our X-ray imaging components, also manufacture X-ray imaging components, including X-ray tubes and flat panel detectors, for use in their own imaging systems products. We have experienced, and may in the future experience, decreased sales of our products to these customers if they manufacture a greater percentage of their components in-house or purchase components from external sources other than us, which has had and may in the future have an adverse effect on our business and results of operations. We have in the past made price and other concessions to maintain existing customers and attract new customers, and may have to make additional price concessions in the future.
    In addition, we compete against other stand-alone, independent X-ray tube manufacturers for both the OEM business of major diagnostic imaging equipment manufacturers and the independent servicing business for X-ray tubes. The market for flat panel detectors is also very competitive, and we face intense competition from over a dozen smaller competitors. In our Industrial segment, we also compete with other OEM suppliers primarily outside of the United States. Some of our competitors outside of the United States may have resources and support from their governments that we do not, such as preferences for local manufacturers, and may not be subject to the same trade compliance regulations as us.
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
    In addition, certain costs, including installation and warranty costs, associated with new products may be proportionately greater than the costs associated with existing products and may therefore disproportionately, materially, and adversely affect our gross and operating margins. We may also experience lower margins due to increased commodities prices, and inadequate transfer pricing favoring sales to third parties over internal sales. If we are unable to lower these costs over time, our operating results could be materially and adversely affected. Some of the electronic components and integrated circuits used in our flat panel detectors are susceptible to discontinuance and obsolescence risks, which may force us to incorporate newer generations of these components, resulting in unplanned additional R&D expenses, delays in the launch of new products, supply disruptions, or inventory write-downs. Further, using aging production equipment might hamper our capacity to innovate to meet customers’ needs and demands and stay competitive. Failure to develop and adopt artificial intelligence ("AI") technology could also hinder competitiveness and growth potential in a rapidly evolving market. We may also experience challenges in developing and implementing effective market strategies, leading to missed opportunities and customer dissatisfaction.
Our success depends on the successful development, introduction, and commercialization of new generations of products and enhancements to or simplifications of existing product lines.
    We operate in a market characterized by rapid change and technological innovation. Our customers use our products in their medical diagnostic, security, and industrial imaging systems, and we must continually introduce new products at competitive prices while also improving existing products with higher quality, lower costs, and increased features. We and our joint ventures have in the past spent, and in the future may need to spend, more time and money than we expect to develop, market, and introduce new products, product enhancements, and technologies. Even if we succeed in introducing new products, enhancements, or technologies as soon as expected, if at all, potential customers may not accept or purchase these new products, enhancements, or technologies, and we may not be able to recover all or a meaningful part of our investment. Once introduced, new products may materially and adversely impact sales of our existing products or make them less desirable or even obsolete, which could materially and adversely impact our revenues and operating results.
    Furthermore, we may not be able to successfully develop, manufacture, or introduce new products or enhancements to existing products, the roll-out of which involves compliance with complex quality assurance processes, including the Quality System Regulation (“QSR”) of the U.S. Food and Drug Administration (“FDA”). Failure to complete these processes timely and efficiently could result in delays that could affect our ability to attract and retain customers or cause customers to delay or cancel orders, which would materially and adversely affect our revenues and operating results.

More than half of our revenue is generated from customers located outside the United States, and is subject to global, regional, and country-specific economic instability, shifting political environments, changing tax treatment, and other risks associated with international manufacturing, operations, and sales.
    Revenues generated from customers located outside the United States accounted for approximately 68% and 68% of our total revenues for the three months ended December 29, 2023 and December 30, 2022, respectively. We intend to continue to expand our presence in international markets and expect to expend significant resources in doing so. Our future results could be impacted by a variety of factors, including:
•currency fluctuations, and in particular the strength of the U.S. Dollar (which is our functional and reporting currency);
•political and economic instability, including the possibility of civil unrest, terrorism, mass violence or armed conflict, which may among other things, impact our operations and business access;
•difficulties in staffing and managing employee relations in foreign operations, including in foreign joint ventures, particularly in attracting and retaining personnel qualified to design, test, sell and support our products;
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
We may be unable to complete future acquisitions or joint ventures or realize expected benefits from acquisitions of or investments in new businesses and joint ventures, products, or technologies, which could harm our business.
    Our ability to identify and take advantage of attractive acquisitions or other business development opportunities (including through joint ventures) is an important component in implementing our overall business strategy. Such transactions involve a number of risks, including the following:
•we may not be able to identify suitable candidates or successfully complete or finance identified acquisitions,
•we may incur substantial costs, including advisory fees and diversion of management attention, in evaluating a potential transaction;
•we may be unable to achieve the anticipated benefits from the transaction, including a return on our investment;
•we may have difficulty integrating organizations, products, technologies, or employees of an acquired business into our operations and may have difficulty retaining the key personnel of the acquired business;
•acquisitions, investments, and joint ventures could result in increased risks, including from potential litigation,
•we may find that we need to restructure or divest acquired businesses or assets of the acquired business; and
•if we fail to achieve the anticipated growth from an acquisition or joint venture, or if we decide to sell assets or a business, we may be required to dispose of a business at a lower price or on less advantageous terms, or to recognize an impairment loss on the write-down of our assets and goodwill.
    We participate in joint ventures and other investments in privately held and publicly traded companies. For example, we hold a 40% ownership interest in dpiX LLC, our major supplier of our amorphous silicon-based thin film transistor arrays for flat panels used in our digital image detectors, and a 50% interest in VEC Imaging GmbH & Co. KG, ("VEC") a joint venture formed to develop technology for use in X-ray imaging components, and a minority interest in another X-ray imaging components technology company. These and other investments are subject to risk of loss of investment capital as well as losses associated with contributed or jointly developed intellectual property, or intellectual property developed at or about the same time as these investments. These types of investments are inherently risky, in some instances because the markets for the technologies or products these companies have under development may never materialize, may develop slower than expected, or may underperform relative to our expectations. If these companies do not succeed, we could lose some or all of our investment in these companies. In addition, we may incur significant costs and management resources to enforce our rights, protect our intellectual property and other assets, address disputes or legal claims that have arisen, are ongoing, or may arise in the future, and/or unwind, dispose of or terminate our arrangements with respect to these investments. There is no guarantee that the time and money invested by us in these projects, developed intellectual property, or product or product enhancements, will yield the expected returns on the anticipated timeline or at all.
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
    Our subsidiary Varex Imaging Deutschland AG holds a 50% interest in VEC. In August 2023, the partners to the VEC joint venture filed judicial proceedings in Germany against one another disputing the validity of shareholder resolutions passed in January 2023. Each party is seeking to have the other party’s managing director(s) removed and to exclude the other party from the joint venture. If either party is successful, the prevailing party would be required to purchase the non-prevailing party’s interest in the joint venture for an amount equal to 75% of the fair market value thereof, which amount is in dispute.
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

    Material shortages and delays due to inflation and other market constraints have caused, and could in the future cause, us to temporarily stop production of certain products or miss opportunities to pursue additional sales of some products. We require certain raw materials, such as copper, nickel, silver, gold, lead, tungsten, iridium, rhenium, molybdenum, rhodium, niobium, zirconium, beryllium, and various high grades of steel alloy for X-ray tubes and industrial products. Worldwide demand, availability, and pricing of these raw materials have been volatile. If we are unable to obtain the materials necessary to make certain products without unreasonable delay, our customers may seek alternative suppliers or decide to in-source certain products or if we must pay more for certain materials, it could reduce our profit margin or otherwise have a material adverse effect on our business and financial results. Further, our competitors with greater financial resources may be better able to restructure their manufacturing and supply chains in response to geopolitical and economic trends and thereby have a competitive advantage over us.
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
    Many of our products have a long production cycle, and we must anticipate demand for our products to ensure adequate manufacturing and testing capacity. If we are unable to anticipate demand, and our manufacturing or testing capacity does not keep pace with product demand, we will be unable to fulfill orders in a timely manner, which may negatively impact our financial results and overall business. Conversely, if demand for our products decreases, the fixed costs associated with excess manufacturing capacity may harm our financial results, including by decreasing gross margins and increasing research and development costs as a percentage of revenue.
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
    There is a substantial amount of litigation over patent and other intellectual property rights in the industries in which we compete. Our competitors, like companies in many high technology businesses, continually review other companies’ activities for possible conflicts with their own intellectual property rights. In addition, non-practicing entities may review our activities for conflicts with their patent rights. From time to time, we have received notices from parties asserting infringement, and we have been subject to lawsuits alleging infringement of patent or other intellectual property rights. In addition, from time to time we have entered, and in the future we may enter, into agreements that require us to indemnify our customers for intellectual property infringement, which agreements could subject us to liability. One of our subsidiary's customers has been named as a defendant in a lawsuit alleging that the customer’s system (which incorporates our subsidiary’s products) infringes upon the plaintiff’s patent. Under the contract with the customer, our subsidiary has an obligation to indemnify the customer for damages resulting from that lawsuit, which if determined adversely could have a negative impact of our results of operations. Legal disputes relating to intellectual property have occurred, are occurring, and may occur in the future. Any dispute regarding patents or other intellectual property, including with respect to breaches of licensing agreements or other contractual arrangements, could be costly and time consuming and could divert our management and key personnel from our business operations. We may not prevail in a dispute. We do not maintain insurance for intellectual property infringement, so costs of defense, whether or not we are successful in defending an infringement claim, will be borne by us and could be significant. If we are unsuccessful in defending or appealing an infringement claim or claims alleging other contractual breaches, we may be subject to significant damages, and our combined financial position, results of operations, or cash flows could be materially and adversely affected. We may also be subject to injunctions against development and sale of our products, the effect of which could be to materially reduce our revenues. Additionally, as we expand our manufacturing capabilities outside of the United States, more of our intellectual property may be held in jurisdictions that lack robust intellectual property protections, which may make it harder for us to adequately protect our intellectual property.
Disruption of critical information systems or material breaches in the security of our systems may materially and adversely affect our business and customer relations.
    Information technology (including technology from third-party providers) helps us operate efficiently, interface with and support our customers, maintain financial accuracy and efficiency, and produce our financial statements. In the ordinary course of our business, we collect, process, and store sensitive data, including intellectual property, proprietary business information, and information of customers, suppliers, business partners, and third parties accessing our website, patient data, and personally identifiable information of customers and employees, in our data centers and on our networks, as well as in third-party off-site data centers. Despite security measures, there is an increasing threat of information security attacks, including from computer viruses or other malicious codes, unauthorized access attempts, and cyber-attacks that pose risks to companies, including us. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently, have become increasingly sophisticated, and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures, which could result in data leaks or otherwise compromise our confidential or proprietary information and materially disrupt our operations. Such security breaches could expose us to a risk of loss of information and intellectual property, litigation, and possible liability to employees, customers, shareholders, and/or regulatory authorities. If our data management systems do not effectively collect, secure, store, process, and report relevant data for the operation of our business, whether due to equipment malfunction or constraints, software deficiencies, or human error, our ability to effectively plan, forecast, and execute our business plan and comply with applicable laws and regulations will be impaired, perhaps materially. Any such impairment could materially and adversely affect our financial condition, results of operations, cash flows, and the timeliness with which we report our operating results internally and externally.
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
    Both the governments of the United States and China have granted tariff exclusions that temporarily eliminate duties payable for specific commodities, providing partial relief from such tariffs, but they must be solicited and approved on a shipment-by-shipment basis. There is no guarantee that such exclusions will be granted or extended by either government, and the United States tariff exclusions are set to expire on May 31, 2024, unless extended.
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
    Increasing tensions between China and Taiwan may cause the United States and/or China to impose higher tariffs, commence trade wars, move more quickly to reduce their dependence on each other’s goods, or enact boycotts against each other’s goods, which could cause significant disruptions in the markets and industries we serve, and in our supply chain, decrease demand from customers for the ultimate products using our solutions, and materially harm our business, financial condition and results of operations.
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
    Statutory changes included in proposed United States legislation, if passed, including interpretive guidance, could materially impact our income tax expense, effective tax rate, or the value of deferred tax assets and liabilities. Changes in the valuation of our deferred tax assets or liabilities, changes in tax laws or rates, changes in the interpretation of tax laws in other jurisdictions, or other changes beyond our control could materially and adversely affect our financial position and results of operations.
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
    We are subject to international laws and regulations of general applicability relating to matters such as environmental protection, safe working conditions, and manufacturing practices, as well as others. These are often comparable to, or more stringent than, equivalent regulations in the United States. Sales overseas are also affected by regulation of matters such as product standards, packaging, labeling, environmental and product recycling requirements, import and export restrictions, tariffs, duties, and taxes.
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
    We market and distribute certain X-ray tubes through distributors and third-party/multi-vendor service organizations that are used as equivalent replacements for specific OEM tubes. We are subject to medical device certification and product registration laws, which vary by country and are subject to periodic reviews and changes by regulatory authorities in those countries. Certain of these local laws and regulations have the effect of serving as a barrier to trade and can be difficult to navigate predictably. In addition, certain countries where we sell our products require products to undergo re-registration if the product is altered in any significant way. These registration processes can be costly and time consuming, and customers may decide to purchase products from our competitors that do not have to be involved in a re-registration process. In addition, our inability to receive or renew product registrations may prevent us from marketing and/or distributing those particular products for replacement applications in the specific country.
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
    Anti-corruption laws and regulations. We are subject to the U.S. Foreign Corrupt Practices Act and anti-corruption laws, and similar laws in foreign countries, such as the U.K. Bribery Act. Any violation of these laws by us or our agents or distributors could create substantial liability for us, subject our officers and directors to personal liability, and cause a loss of reputation in the market. We operate in many countries, including India and China, where the public sector is perceived as being corrupt. Our strategic business plans include expanding our business in regions and countries that are rated as higher risk for corruption activity by Transparency International e.V., an international non-profit that publishes an annual corruption perception index, which could subject us and our officers and directors to increased scrutiny and increased liability from our business operations. Becoming familiar with and implementing the infrastructure necessary to comply with laws, rules, and regulations applicable to new business activities and mitigating and protecting against corruption risks could be costly. Failure by us or our agents or distributors to comply with these laws, rules, and regulations could delay our expansion into high-growth markets and materially and adversely affect our business.
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
    Other Laws. We are subject to other laws in foreign countries where we conduct business. For example, within the EU, the control of unlawful marketing activities is a matter of national law in each of the member states. The member states of the EU closely monitor perceived unlawful marketing activities. We could face civil, criminal, and administrative sanctions if any member state determines that we have breached such state’s national laws. Industry associations also closely monitor the activities of member companies. If these organizations or authorities name us as having breached our obligations under their regulations, rules, or standards, our reputation would suffer, and our business and financial condition could be materially and adversely affected.
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
    Pursuant to the Separation and Distribution Agreement we entered into with Varian Medical Systems, Inc. ("Varian") when we spun off from Varian, we are obligated to indemnify Varian for 20% of the cleanup liabilities related to prior corporate restructuring activities undertaken while we were a division of Varian. This includes facilities sold as part of Varian’s electron devices business in 1995 and thin film systems business in 1997. The U.S. Environmental Protection Agency (“EPA”) or third parties have named Varian as a potentially responsible party under the amended Comprehensive Environmental Response Compensation and Liability Act of 1980 (“CERCLA”), at sites to which Varian or the facilities of the businesses sold in 1995 and 1997 were alleged to have shipped waste for recycling or disposal (the “CERCLA sites”). We anticipate that we will be obligated to reimburse Varian for 20% of the liabilities of Varian related to these CERCLA sites (after adjusting for any insurance proceeds or tax benefits received by Varian). We assess this indemnification obligation quarterly with Varian and make accruals accordingly. These accruals have historically been small, but can sometimes fluctuate significantly from period to period. For example, during the second quarter of fiscal year 2023, Varian informed us of an adjustment to their estimate of their liability, which resulted in an increase in our liability of approximately $2.9 million, net of expected insurance proceeds.
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
Risks Relating to Our Indebtedness
The ABL Facility and the indenture governing our Senior Secured Notes impose significant operating and financial restrictions that may limit our current and future operating flexibility, particularly our ability to respond to changes in the economy or our industry or to take certain actions, which could harm our long-term interests and may limit our ability to make payments on the notes. Because our Convertible Notes mature in June 2025, failure to maintain sufficient liquidity and/or to refinance our Convertible Notes could result in a material adverse effect on our results of operations and financial position.
    As of December 29, 2023, our total combined indebtedness was approximately $447.8 million of principal, including our 4.00% Convertible Senior Unsecured Notes due 2025 (the "Convertible Notes") and our 7.875% Senior Secured Notes due 2027 (the “Senior Secured Notes”). For more information regarding our borrowings, see Note 9, Borrowings of the Notes to the Condensed Consolidated Financial Statements of this report.
    Our $100.0 million ABL Facility and the indenture governing our Senior Secured Notes impose significant operational and financial restrictions on us that include, but are not limited to our ability to:
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
    If our cash requirements in the future are greater than expected or our cash flow from operations is less than expected, our cash flow from operations may not be sufficient to repay all of the outstanding debt as it becomes due, and we may not be able to borrow money, sell assets, or otherwise raise funds on acceptable terms, or at all, to refinance our debt. Our Convertible Notes mature in June 2025, and the conversion price is currently above the trading price of our common stock. If the holders of the Convertible Notes have not converted their notes into our common stock, we currently anticipate we will need to refinance the Convertible Notes through a combination of borrowings under our ABL Facility, the entry into an expanded credit facility or the issuance of additional debt or equity securities, and cash. Any future refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants which could further restrict our business operations. Additionally, the indenture relating to our secured notes limit the use of the proceeds from any disposition of our assets. As a result, the indenture may prevent us from using the proceeds from such dispositions to satisfy our debt service obligations.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
    During the fiscal quarter ended December 29, 2023, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as follows:
    On December 15, 2023, Kimberley Honeysett, our Chief Legal Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale of up to 21,821 shares of our common stock that have vested or may vest to Ms. Honeysett pursuant to previously awarded stock options and restricted stock unit awards. The arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c). The first date that shares are permitted to be sold under the trading arrangement is March 15, 2024, and subsequent sales may occur until the arrangement’s expiration date, which is February 14, 2025, or earlier if all transactions under the trading arrangement are completed or the trading arrangement is otherwise earlier terminated.

Item 6. Exhibits
(a) Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit No.	Description
3.1
Amended and Restated Certificate of Incorporation, dated January 27, 2017 (as corrected December 11, 2017) (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed November 27, 2018).

3.2	Amended and Restated Bylaws of the Company, as amended February 11, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 16, 2021).

31.1*	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act

31.2*	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act

32.1**	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VAREX IMAGING CORPORATION

Date:	February 6, 2024	By:	/s/ SHUBHAM MAHESHWARI
Shubham Maheshwari
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)