Form 10-Q
period 2024-06-28
Varex Imaging Corp
filed 2024-08-01
CIK 1681622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2024
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒
As of July 25, 2024, there were 40.9 million shares of the registrant’s common stock outstanding.

VAREX IMAGING CORPORATION
FORM 10-Q
For the Quarter Ended June 28, 2024

PART I
FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Revenues, net	$209.1	$232.2	$605.3	$666.0
Cost of revenues	142.2	155.9	415.5	453.7
Gross profit	66.9	76.3	189.8	212.3
Operating expenses:
Research and development	22.0	20.0	65.1	63.0
Selling, general, and administrative	35.6	32.1	103.5	96.5
Total operating expenses	57.6	52.1	168.6	159.5
Operating income	9.3	24.2	21.2	52.8
Interest income	1.8	0.9	5.5	2.1
Interest expense	(7.4)	(7.3)	(22.6)	(22.1)
Other expense, net	(2.9)	(0.7)	(1.6)	(2.5)
Interest and other expense, net	(8.5)	(7.1)	(18.7)	(22.5)
Income before taxes	0.8	17.1	2.5	30.3
Income tax (benefit) expense	(0.7)	7.9	(0.2)	13.6
Net income	1.5	9.2	2.7	16.7
Less: Net income attributable to noncontrolling interests	0.1	0.1	0.4	0.4
Net income attributable to Varex	$1.4	$9.1	$2.3	$16.3
Net income per common share attributable to Varex
Basic	$0.03	$0.23	$0.06	$0.41
Diluted	$0.03	$0.21	$0.06	$0.40
Weighted average common shares outstanding
Basic	40.9	40.4	40.7	40.2
Diluted	41.2	50.4	41.2	40.6
See accompanying Notes to the Condensed Consolidated Financial Statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions)	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Net income	$1.5	$9.2	$2.7	$16.7
Other comprehensive loss
Unrealized loss on available-for-sale securities	—	(0.1)	—	—
Foreign currency translation adjustments	(0.1)	(0.4)	(0.6)	(0.4)
Total comprehensive income	1.4	8.7	2.1	16.3
Less: Comprehensive income attributable to noncontrolling interests	0.1	0.1	0.4	0.4
Comprehensive income attributable to Varex	$1.3	$8.6	$1.7	$15.9
 See accompanying Notes to the Condensed Consolidated Financial Statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share and per share amounts)	June 28, 2024	September 29, 2023
Assets
Current assets:
Cash and cash equivalents	$156.4	$152.6
Marketable securities	33.6	41.3
Accounts receivable, net of allowance for credit losses of $0.8 million and $0.6 million at June 28, 2024 and September 29, 2023, respectively	152.0	163.6
Inventories	281.7	277.5
Prepaid expenses and other current assets	25.6	23.3
Total current assets	649.3	658.3
Property, plant, and equipment, net	148.0	143.6
Goodwill	288.9	288.5
Intangible assets, net	16.4	22.4
Investments in privately-held companies	27.1	29.0
Deferred tax assets	55.3	41.3
Operating lease assets	28.5	29.0
Other assets	39.2	37.5
Total assets	$1,252.7	$1,249.6
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$69.6	$64.7
Accrued liabilities and other current liabilities	67.0	82.6
Current operating lease liabilities	3.7	3.8
Current maturities of long-term debt, net	46.2	1.5
Deferred revenues	8.1	10.2
Total current liabilities	194.6	162.8
Long-term debt, net	396.9	441.1
Operating lease liabilities	22.8	23.1
Other long-term liabilities	43.1	41.6
Total liabilities	657.4	668.6
Stockholders' equity:
Preferred stock, $.01 par value: 20,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value: 150,000,000 shares authorized
Shares issued and outstanding: 40,860,965 and 40,529,573 at June 28, 2024 and September 29, 2023, respectively	0.4	0.4
Additional paid-in capital	462.2	450.4
Accumulated other comprehensive loss	(1.8)	(1.2)
Retained earnings	120.4	118.1
Total Varex stockholders' equity	581.2	567.7
Noncontrolling interests	14.1	13.3
Total stockholders' equity	595.3	581.0
Total liabilities and stockholders' equity	$1,252.7	$1,249.6
See accompanying Notes to the Condensed Consolidated Financial Statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended June 28, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Varex Equity	Noncontrolling Interests	Total Stockholders' Equity

(In millions)	Shares	Amount
March 29, 2024	40.9	$0.4	$458.4	$(1.7)	$119.0	$576.1	$14.1	$590.2
Net income	—	—	—	—	1.4	1.4	0.1	1.5
Shares withheld on vesting of restricted stock	—	—	(0.1)	—	—	(0.1)	—	(0.1)
Share-based compensation	—	—	3.9	—	—	3.9	—	3.9
Foreign currency translation adjustments	—	—	—	(0.1)	—	(0.1)	—	(0.1)
Other	—	—	—	—	—	—	(0.1)	(0.1)
June 28, 2024	40.9	$0.4	$462.2	$(1.8)	$120.4	$581.2	$14.1	$595.3

	Three Months Ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Varex Equity	Noncontrolling Interests	Total Stockholders' Equity

(In millions)	Shares	Amount
March 31, 2023	40.4	$0.4	$441.6	$0.2	$77.4	$519.6	$13.3	$532.9
Net income	—	—	—	—	9.1	9.1	0.1	9.2
Share-based compensation	—	—	3.5	—	—	3.5	—	3.5
Unrealized loss on change in fair value of available-for-sale securities	—	—	—	(0.1)	—	(0.1)	—	(0.1)
Foreign currency translation adjustments	—	—	—	(0.4)	—	(0.4)	—	(0.4)
Other	—	—	(0.2)	—	—	(0.2)	—	(0.2)
June 30, 2023	40.4	$0.4	$444.9	$(0.3)	$86.5	$531.5	$13.4	$544.9
See accompanying Notes to the Condensed Consolidated Financial Statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Nine Months Ended June 28, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Varex Equity	Noncontrolling Interests	Total Stockholders' Equity

(In millions)	Shares	Amount
September 29, 2023	40.5	$0.4	$450.4	$(1.2)	$118.1	$567.7	$13.3	$581.0
Net income	—	—	—	—	2.3	2.3	0.4	2.7
Common stock issued upon vesting of restricted shares	0.3	—	—	—	—	—	—	—
Shares withheld on vesting of restricted stock	(0.1)	—	(1.9)	—	—	(1.9)	—	(1.9)
Common stock issued under employee stock purchase plan	0.2	—	2.0	—	—	2.0	—	2.0
Share-based compensation	—	—	11.7	—	—	11.7	—	11.7
Foreign currency translation adjustments	—	—	—	(0.6)	—	(0.6)	—	(0.6)
Business acquisitions	—	—	—	—	—	—	0.7	0.7
Other	—	—	—	—	—	—	(0.3)	(0.3)
June 28, 2024	40.9	$0.4	$462.2	$(1.8)	$120.4	$581.2	$14.1	$595.3

	Nine Months Ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Varex Equity	Noncontrolling Interests	Total Stockholders' Equity

(In millions)	Shares	Amount
September 30, 2022	40.1	$0.4	$469.1	$0.1	$63.8	$533.4	$13.3	$546.7
Net income	—	—	—	—	16.3	16.3	0.4	16.7
Cumulative effect of accounting change	—	—	(34.6)	—	6.5	(28.1)	—	(28.1)
Common stock issued upon vesting of restricted shares	0.2	—	—	—	—	—	—	—
Shares withheld on vesting of restricted stock	(0.1)	—	(1.4)	—	—	(1.4)	—	(1.4)
Common stock issued under employee stock purchase plan	0.1	—	2.0	—	—	2.0	—	2.0
Share-based compensation	—	—	10.1	—	—	10.1	—	10.1
Foreign currency translation adjustments	—	—	—	(0.4)	—	(0.4)	—	(0.4)
Other	0.1	—	(0.3)	—	(0.1)	(0.4)	(0.3)	(0.7)
June 30, 2023	40.4	$0.4	$444.9	$(0.3)	$86.5	$531.5	$13.4	$544.9
See accompanying Notes to the Condensed Consolidated Financial Statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(In millions)	June 28, 2024	June 30, 2023
Cash flows from operating activities:
Net income	$2.7	$16.7
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	11.8	10.1
Depreciation	15.6	14.2
Amortization of intangible assets	8.9	10.2
Deferred taxes	(14.3)	(1.1)
Loss from equity method investments	0.8	0.1
Amortization of deferred loan costs	2.1	1.9
Gain on purchase of business	(2.1)	—
Inventory write-down	3.4	3.8
Other, net	2.0	2.2
Changes in assets and liabilities:
Accounts receivable	12.4	10.2
Inventories	(8.0)	1.7
Prepaid expenses and other assets	0.5	4.0
Accounts payable	6.9	(3.7)
Accrued liabilities and other current and long-term liabilities	(19.2)	(12.5)
Deferred revenues	(2.1)	3.5
Net cash provided by operating activities	21.4	61.3
Cash flows from investing activities:
Purchases of property, plant, and equipment	(20.9)	(15.3)
Loss on settlement of cash flow hedge	—	(0.2)
Proceeds from maturities of marketable debt securities	45.2	16.7
Purchase of marketable debt securities	(37.1)	(33.6)
Purchase of marketable equity securities	(0.2)	(2.7)
Settlement of net investment hedge	—	7.0
Acquisitions of businesses, net of cash acquired	0.9	—
Other, net	(1.4)	(2.2)
Net cash used in investing activities	(13.5)	(30.3)
Cash flows from financing activities:
Taxes related to net share settlement of equity awards	(1.9)	(1.4)
Repayments of borrowing under credit agreements	(1.2)	(1.7)
Payment of debt issuance costs	(2.2)	—
Proceeds from shares issued under employee stock purchase plan	2.0	2.0
Other, net	(0.8)	(0.5)
Net cash used in financing activities	(4.1)	(1.6)
Effects of exchange rate changes on cash and cash equivalents and restricted cash	—	(0.1)
Net increase in cash and cash equivalents and restricted cash	3.8	29.3
Cash and cash equivalents and restricted cash at beginning of period	154.0	90.6
Cash and cash equivalents and restricted cash at end of period	$157.8	$119.9
Supplemental cash flow information:
Cash paid for interest	$27.6	$27.4
Income taxes paid, net of refunds	16.7	9.8
Supplemental non-cash activities:
Purchases of property, plant, and equipment financed through accounts payable	$1.4	$1.3
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
Fiscal Year
    The fiscal years of the Company as reported are the 52 or 53-week periods ending on the Friday nearest September 30. Fiscal year 2024 is the 52-week period ending September 27, 2024. Fiscal year 2023 was the 52-week period that ended on September 29, 2023. The fiscal quarters ended June 28, 2024 and June 30, 2023 were both 13-week periods. The nine-month fiscal periods ended June 28, 2024 and June 30, 2023 were both 39-week periods.

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
Restricted Cash
    Restricted cash primarily consists of cash collateral related to certain leases and inventory arrangements. Restricted cash is included in other assets on the Company's Condensed Consolidated Balance Sheets. Cash and cash equivalents and restricted cash as reported within the Condensed Consolidated Statements of Cash Flows consisted of the following:

	Nine Months Ended		Nine Months Ended
	June 28, 2024		June 30, 2023
(In millions)	Beginning of Period	End of Period	Beginning of Period	End of Period
Cash and cash equivalents	$152.6	$156.4	$89.4	$118.5
Restricted cash	1.4	1.4	1.2	1.4
Total as presented in the Condensed Consolidated Statements of Cash Flows	$154.0	$157.8	$90.6	$119.9
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
    Credit is extended to customers based on an evaluation of the customer’s financial condition, and collateral is not required. In certain circumstances, a customer may be required to prepay all or a portion of the contract price prior to transfer of control. During the periods presented, one of the Company's customers accounted for a significant portion of revenues, as set forth below:

	Three Months Ended		Nine Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Canon Medical Systems Corporation	18.0%	14.8%	18.3%	16.0%
    Canon Medical Systems Corporation accounted for 11.6% and 13.8% of the Company’s accounts receivable as of June 28, 2024 and September 29, 2023, respectively.
Equity Method Investments
    The Company accounts for its equity investments in other companies under the equity method of accounting if the Company has the ability to exercise significant influence in, but not control, these investments. The Company records impairment losses on its equity method investments if an impairment exists and is deemed to be other-than-temporary, which is based on various factors, including but not limited to, the length of time the fair value of the investment is below the carrying value, the absence of an ability to recover the carrying amount of the investment, and the inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. There were no impairments recorded during the three and nine months ended June 28, 2024 and June 30, 2023.

Marketable Securities
    The Company's marketable securities consist primarily of financial instruments such as United States treasury securities, United States agency obligations, corporate bonds, commercial paper, money market funds, and equity securities.
Marketable Debt Securities
    The Company's marketable debt securities are classified as available-for-sale. Classification of marketable debt securities is determined at the time of purchase, and the Company reevaluates such classification as of each balance sheet date. Marketable debt securities are recorded at estimated fair value and included in cash and cash equivalents, marketable securities, and other assets within the Condensed Consolidated Balance Sheets. Any unrealized gains or losses are included in accumulated other comprehensive loss within the Condensed Consolidated Balance Sheets. When the fair value of a marketable debt security declines below its amortized cost basis, any portion of that decline attributable to credit losses, to the extent expected to be nonrecoverable before the sale of the security, is recognized in the Condensed Consolidated Statements of Operations. When the fair value of a marketable debt security declines below its amortized cost basis due to changes in interest rates, such amounts are recorded in other comprehensive loss and are recognized in the Condensed Consolidated Statements of Operations only if the Company sells or intends to sell the security before recovery of its cost basis. There were no impairments related to marketable debt securities recorded during the three and nine months ended June 28, 2024 and June 30, 2023.
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
Supplier Finance Programs
    The Company participates in voluntary supply chain finance programs with a financial intermediary which provide participating suppliers the option to be paid by the intermediary earlier than the original invoice due date. The Company’s responsibility is limited to making payments on the terms originally negotiated with the suppliers, regardless of whether the intermediary pays the supplier in advance of the original due date. As part of participating in these arrangements, the Company generally receives more favorable payment terms from its suppliers. The Company does not receive fees, payments, extended payment terms, or other direct economic benefits from the intermediary. The total amounts due to the financial intermediary to settle supplier invoices under supply chain finance programs as of June 28, 2024 and September 29, 2023 were $3.6 million and $4.2 million, respectively. These amounts are included within accounts payable in the Condensed Consolidated Balance Sheets.

Environmental Obligations
    The Company's operations and facilities, past and present, are subject to environmental laws, including laws that regulate the handling, storage, transport, and disposal of hazardous substances. Certain of those laws impose cleanup liabilities under certain circumstances. In connection with those laws and certain of our past and present operations and facilities, the Company is obligated to indemnify Varian Medical Systems, Inc. ("Varian") for the cleanup liabilities related to prior corporate restructuring activities. The Company anticipates that it will be obligated to reimburse Varian for 20% of the liabilities of Varian related to these sites (after adjusting for any insurance proceeds or tax benefits received by Varian). As of June 28, 2024 and September 29, 2023, our estimated environmental liability for these sites was $4.2 million and $2.8 million, net of expected insurance proceeds, respectively.
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
    The following table reflects the changes in the Company’s accrued product warranty:

	Nine Months Ended
(In millions)	June 28, 2024	June 30, 2023
Accrued product warranty, at beginning of period	$7.7	$7.9
New accruals charged to cost of revenues	15.3	9.3
Product warranty expenditures	(13.1)	(9.3)
Accrued product warranty, at end of period	$9.9	$7.9
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
    The following table disaggregates the Company’s revenue by geographic region:

	Three Months Ended		Nine Months Ended
(In millions)	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Americas	$70.2	$73.4	$200.8	$207.7
EMEA	70.9	77.2	208.6	212.5
APAC	68.0	81.6	195.9	245.8
	$209.1	$232.2	$605.3	$666.0
    Revenue in the United States was $68.0 million and $72.1 million for the three months ended June 28, 2024 and June 30, 2023, respectively. Revenue in the United States was $192.7 million and $203.8 million for the nine months ended June 28, 2024 and June 30, 2023, respectively.
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

Right of Return Assets and Refund Liabilities
    Right of return assets are included within the prepaid expenses and other current assets, and other assets balances in the Condensed Consolidated Balance Sheets. Refund liabilities are included within the accrued liabilities and other current liabilities and other long-term liabilities balances in the Condensed Consolidated Balance Sheets. The following table summarizes the changes in the right of return assets and refund liabilities for the nine months ended June 28, 2024 and June 30, 2023:

	Right of Return Assets
	Nine Months Ended
(In millions)	June 28, 2024	June 30, 2023
Balance at beginning of period	$26.0	$25.4
Costs recovered from product returns during the period	(5.3)	(3.9)
Right of return assets from shipments of products subject to return during the period	4.4	5.0
Adjustment for actual vs. reserved product returns	0.5	(0.7)
Balance at end of period	$25.6	$25.8

	Refund Liabilities
	Nine Months Ended
(In millions)	June 28, 2024	June 30, 2023
Balance at beginning of period	$28.9	$28.2
Release of refund liability included in beginning of year refund liability	(5.9)	(4.4)
Additions to refund liabilities	4.9	5.6
Adjustment for actual vs. reserved product returns	0.5	(0.7)
Balance at end of period	$28.4	$28.7
Contract Balances
    During the three and nine months ended June 28, 2024, the Company recognized revenue of $1.3 million and $9.4 million, respectively, related to deferred revenues which existed at September 29, 2023. During the three and nine months ended June 30, 2023, the Company recognized revenue of $0.9 million and $5.7 million, respectively, related to deferred revenues that existed at September 30, 2022.
3. LEASES
    The Company has operating and finance leases for office space, warehouse and manufacturing space, vehicles, and equipment. The following table presents supplemental balance sheet information related to the Company's operating and finance leases:

(In millions)	Balance Sheet Location	June 28, 2024	September 29, 2023
Assets
Operating lease right-of-use assets	Operating lease assets	$28.5	$29.0
Finance lease right-of-use assets	Property, plant, and equipment, net	1.0	0.3
Liabilities
Operating lease liabilities (current)	Current operating lease liabilities	3.7	3.8
Finance lease liabilities (current)	Accrued liabilities and other current liabilities	0.2	0.1
Operating lease liabilities (non-current)	Operating lease liabilities	22.8	23.1
Finance lease liabilities (non-current)	Other long-term liabilities	$0.5	$0.2

    The following table provides information related to the Company’s operating and finance leases:

	Three Months Ended		Nine Months Ended
(In millions)	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Total operating lease costs(1)	$1.5	$1.4	$4.7	$4.2

Total finance lease costs	$0.1	$0.1	$0.2	$0.2

Operating cash flows from operating leases	$1.5	$2.6	$4.4	$7.7
Financing cash flows from finance leases	0.1	0.1	0.4	0.2
Total cash paid for amounts included in the measurement of lease liabilities	$1.6	$2.7	$4.8	$7.9

Noncash operating right-of-use assets obtained in exchange for new lease liabilities	$0.8	$6.9	$4.7	$9.2
Noncash finance right-of-use assets obtained in exchange for new lease liabilities	0.1	—	0.8	—
Total right-of-use assets obtained in exchange for new lease liabilities	$0.9	$6.9	$5.5	$9.2
(1) Includes variable and short-term lease expense which were immaterial for the three and nine months ended June 28, 2024 and June 30, 2023.
4. RELATED-PARTY TRANSACTIONS
Investments in Privately-Held Companies
    The Company has a 40% ownership interest in dpiX Holding Company LLC (“dpiX Holding”), a holding company that has a 100% ownership interest in dpiX LLC (“dpiX”), a supplier of amorphous silicon-based thin film transistor arrays for flat panels used in the Company's digital image detectors. In accordance with the dpiX Holding operating agreement, net profits or losses are allocated to the members in accordance with their ownership interests.
    The investment in dpiX Holding is accounted for under the equity method of accounting. When the Company recognizes its share of net profits or losses of dpiX Holding, profits or losses in inventory purchased from dpiX are also eliminated. During the three months ended June 28, 2024 and June 30, 2023, the Company recorded a loss on the equity investment in dpiX Holding of $1.8 million and $0.0 million, respectively. During the nine months ended June 28, 2024 and June 30, 2023, the Company recorded (loss) income on the equity investment in dpiX Holding of $(0.7) million and $1.6 million, respectively. The income and loss on the equity investment in dpiX Holding are included in other expense, net in the Condensed Consolidated Statements of Operations. The carrying value of the equity investment in dpiX Holding was $25.1 million and $25.8 million at June 28, 2024 and September 29, 2023, respectively.
    During the three months ended June 28, 2024 and June 30, 2023, the Company purchased glass transistor arrays from dpiX totaling $4.8 million and $5.1 million, respectively. During the nine months ended June 28, 2024 and June 30, 2023, the Company purchased glass transistor arrays from dpiX totaling $13.8 million and $14.6 million, respectively. These purchases of glass transistor arrays are included as a component of inventories on the Condensed Consolidated Balance Sheets or cost of revenues in the Condensed Consolidated Statements of Operations.
    As of June 28, 2024 and September 29, 2023, the Company had accounts payable to dpiX totaling $3.0 million and $2.7 million, respectively.
    In October 2013, the Company entered into an amended agreement with dpiX and other parties that, among other things, provides it with the right to 50% of dpiX’s total manufacturing capacity. In addition, the Company is required to pay for 50% of dpiX's fixed costs, as determined at the beginning of each calendar year. In January 2024, the Company's fixed cost commitment was determined and approved by the dpiX board of directors to be $12.4 million for calendar year 2024. As of June 28, 2024, the Company estimated it has fixed cost commitments of $6.2 million related to the amended agreement with dpiX through the remainder of calendar year 2024. The amended agreement will continue unless the ownership structure of dpiX changes (as defined in the amended agreement).

    The Company has determined that dpiX Holding is a variable interest entity because the at-risk equity holders, as a group, lack the characteristics of a controlling financial interest. Majority votes are required to direct the manufacturing activities, legal operations and other activities that most significantly affect dpiX’s economic performance. The Company does not have majority voting rights and no power to unilaterally direct the activities of dpiX Holding, and therefore, is not the primary beneficiary of dpiX Holding. The Company’s exposure to loss as a result of its involvement with dpiX Holding is limited to the carrying value of the Company’s investment of $25.1 million and fixed cost commitments.
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
    During the three months ended June 28, 2024 and June 30, 2023, the Company recorded loss on the equity investment in VEC of $0.0 million and $0.3 million, respectively. During the nine months ended June 28, 2024, and June 30, 2023, the Company recorded a loss on the equity investment in VEC of $0.1 million and $0.7 million, respectively. The Company's investment in VEC was $2.0 million and $2.1 million at June 28, 2024 and September 29, 2023, respectively. As of June 28, 2024 and September 29, 2023, the Company had loans and other receivables outstanding from VEC of $0.7 million, and $0.7 million, respectively, which are recorded in prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.
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
    As of June 28, 2024, the Company had the following outstanding derivatives designated as net investment hedging instruments:

(In millions, except number of instruments)	Number of Instruments	Notional Value
Cross currency swap contracts	2	$58.7

    The following table summarizes the amount of pre-tax income recognized from derivative instruments for the periods indicated and the line items in the accompanying statements of operations where the results are recorded for net investment hedges:

	Amount of Gain (Loss) Recognized in OCI on Derivative Three Months Ended		Location of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)	Amount of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing) Three Months Ended
(In millions)	June 28, 2024	June 30, 2023		June 28, 2024	June 30, 2023
Cross currency swap contracts	$0.1	$(0.6)	Interest expense	$0.2	$0.3

	Amount of Loss Recognized in OCI on Derivative Nine Months Ended		Location of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)	Amount of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing) Nine Months Ended
(In millions)	June 28, 2024	June 30, 2023		June 28, 2024	June 30, 2023
Cross currency swap contracts	$(1.3)	$(5.6)	Interest expense	$0.7	$0.7
    These derivative instruments are subject to master netting agreements giving effect to rights of offset with each counterparty. None of the balances were eligible for netting. The following table summarizes the gross fair values of derivative instruments as of the periods indicated and the line items in the accompanying Condensed Consolidated Balance Sheets where the instruments are recorded:

(In millions)		Derivative Assets and Liabilities
Derivatives Designated as Net Investment Hedges	Balance Sheet Location	June 28, 2024	September 29, 2023
Cross currency swap contracts	Prepaid expenses and other current assets	$0.7	$0.7
Cross currency swap contracts	Other long-term liabilities	$6.0	$4.9
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
    The following table shows the notional amounts of outstanding foreign currency contracts as of June 28, 2024:

Notional Value of Derivatives not Designated as Hedging Instruments:
(In millions of equivalent USD)	Sell contracts
Chinese Renminbi	$21.3
Euro	20.5
$41.8
6. FAIR VALUE
Assets and Liabilities Measured at Fair Value on a Recurring Basis
    The fair values of certain of the Company’s financial instruments, including bank deposits included in cash and cash equivalents, accounts receivable, net and accounts payable, approximate their fair values due to their short maturities. As of June 28, 2024, the fair values of the Company’s Convertible Notes and Senior Secured Notes, as defined in Note 9, Borrowings and measured using Level 1 inputs, were $200.3 million and $246.3 million, respectively. As of September 29, 2023, the fair values of the

Company’s Convertible Notes and Senior Secured Notes, measured using Level 1 inputs, were $228.4 million and $243.6 million, respectively. The Company has elected to use the income approach to value its derivative instruments using standard valuation techniques and Level 2 inputs, such as currency spot rates, forward points and credit default swap spreads.
    In the tables below, the Company has segregated all assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

	Fair Value at June 28, 2024
(In millions)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$—	$29.5	$—	$29.5
Corporate notes/bonds	—	10.2	—	10.2
Government agencies	—	17.3	—	17.3
U.S. Treasury bills	—	8.1	—	8.1
Derivative assets	—	0.7	—	0.7
Deferred compensation plan(1)	7.4	—	—	7.4
Marketable equity securities	3.0	—	—	3.0
Total assets measured at fair value	$10.4	$65.8	$—	$76.2

Liabilities:
Derivative liabilities	$—	$6.0	$—	$6.0
Total liabilities measured at fair value	$—	$6.0	$—	$6.0
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

	June 28, 2024
(In millions)	Amortized Costs	Fair Value
Corporate notes/bonds	$10.2	$10.2
U.S. Treasury bills	8.1	8.1
Government agencies	17.3	17.3
Total marketable debt securities	$35.6	$35.6

	September 29, 2023
(In millions)	Amortized Costs	Fair Value
Commercial paper	$6.0	$6.0
Corporate notes/bonds	8.3	8.3
U.S. Treasury bills	28.6	28.6
Government agencies	6.6	6.6
Total marketable debt securities	$49.5	$49.5
    The contractual maturities of marketable debt securities as of June 28, 2024, are shown in the table below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	June 28, 2024
(In millions)	Amortized Costs	Fair Value
Contractual maturities:
Due within one year	$34.6	$34.6
Due after one year through five years	1.0	1.0
Total marketable debt securities	$35.6	$35.6
    During the three and nine months ended June 28, 2024, there were no gross realized gains or losses from the sale of certain marketable debt securities that were reclassified out of accumulated other comprehensive loss.
    The following tables summarize the balance sheet locations for marketable debt securities:

	June 28, 2024
(In millions)	Commercial paper	Corporate notes/bonds	Government agencies	Treasury bills	Total
Cash and cash equivalents	$—	$1.0	$—	$—	$1.0
Marketable securities	—	8.2	17.3	8.1	33.6
Other assets	—	1.0	—	—	1.0
Total marketable debt securities	$—	$10.2	$17.3	$8.1	$35.6

	September 29, 2023
(In millions)	Commercial paper	Corporate notes/bonds	Government agencies	Treasury bills	Total
Cash and cash equivalents	$6.0	$—	$—	$2.2	$8.2
Marketable securities	—	8.3	6.6	26.4	41.3
Total marketable debt securities	$6.0	$8.3	$6.6	$28.6	$49.5

7. INVENTORIES
    The following table summarizes the Company’s inventories:

(In millions)	June 28, 2024	September 29, 2023
Raw materials and parts	$221.1	$217.5
Work-in-process	21.7	20.0
Finished goods	38.9	40.0
Total inventories	$281.7	$277.5
8. GOODWILL AND INTANGIBLE ASSETS
    The following table reflects goodwill by reportable operating segment:

(In millions)	Medical	Industrial	Total
Balance at September 29, 2023	$171.5	$117.0	$288.5
Foreign currency translation adjustments	0.2	0.2	0.4
Balance at June 28, 2024	$171.7	$117.2	$288.9
    The following table reflects the gross carrying amount and accumulated amortization of the Company’s finite-lived intangible assets included in other assets in the Condensed Consolidated Balance Sheets:

	June 28, 2024			September 29, 2023
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired existing technology	$72.9	$(62.5)	$10.4	$72.3	$(57.8)	$14.5
Patents, licenses and other	12.5	(12.5)	—	12.5	(12.2)	0.3
Customer contracts and supplier relationship	52.4	(46.4)	6.0	50.3	(42.7)	7.6
Total intangible assets	$137.8	$(121.4)	$16.4	$135.1	$(112.7)	$22.4
    Amortization expense for intangible assets was $1.7 million and $3.4 million for the three months ended June 28, 2024 and June 30, 2023, respectively. Amortization expense for intangible assets was $8.9 million and $10.2 million for the nine months ended June 28, 2024 and June 30, 2023, respectively. In connection with the business combination discussed in Note 10. Business Combinations, the Company recorded additional intangible assets of $2.6 million, of which $2.1 million related to customer contracts and supplier relationships and $0.5 million related to acquired existing technology.

9. BORROWINGS
    The following table summarizes the Company’s short-term and long-term debt:

	June 28, 2024	September 29, 2023
(In millions, except for percentages)	Amount	Amount	Contractual Interest Rate	Effective Interest Rate
Current maturities of long-term debt
Convertible Senior Unsecured Notes	$45.0	$—
Other debt	1.5	1.5
Total current maturities of long-term debt	$46.5	$1.5

Non-current maturities of long-term debt:
Convertible Senior Unsecured Notes(1)	$155.0	$200.0	4.0%	4.8%
Senior Secured Notes	243.0	243.0	7.9%	8.2%
Other debt	2.3	3.5
Total non-current maturities of long-term debt:	$400.3	$446.5

Unamortized issuance costs
Unamortized issuance costs - Convertible Notes	$(1.4)	$(2.5)
Unamortized issuance costs - Senior Secured Notes	(2.3)	(2.9)
Total	(3.7)	(5.4)
Total debt outstanding, net	$443.1	$442.6
(1) This amount has been excluded from current liabilities as it is supported by the Revolving Credit Facility (as defined below) and is expected to remain outstanding for an uninterrupted period extending beyond one year from the balance sheet date.

    The following table summarizes the Company’s interest expense:

	Three Months Ended		Nine Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Contractual interest coupon and other	$6.6	$6.7	$19.9	$20.2
Amortization of debt issuance costs	0.8	0.6	2.7	1.9
Total interest expense	$7.4	$7.3	$22.6	$22.1
Senior Secured Revolving Credit Facility
    On March 26, 2024, the Company entered into a senior secured revolving credit agreement (the "Credit Agreement") providing for a senior secured revolving credit facility of up to $155.0 million (the “Revolving Credit Facility”). Simultaneous with its entry into the Revolving Credit Facility, the Company terminated its $100.0 million asset-based loan revolving credit facility (the "ABL Facility"), dated as of September 30, 2020. As of June 28, 2024, the Revolving Credit Facility remains undrawn.
    The maximum availability under the Revolving Credit Facility is $155.0 million, which is available to the Company for revolving loans in U.S. dollars and for the issuance of letters of credit. The Company may make and repay borrowings from time to time until the maturity of the Revolving Credit Facility. Borrowings under the Revolving Credit Facility will mature, and lending commitments thereunder will terminate, on September 26, 2027. The interest rate for Revolving Credit Facility borrowings is the Secured Overnight Financing Rate (“SOFR”) (subject to a floor of 0.00%) plus a margin of 2.00% to 2.75%, depending on the consolidated total net leverage ratio of the Company (as defined in the Credit Agreement). Alternatively, the Company has the option of selecting a base rate equal to the highest of (a) the prime rate, (b) the Federal Funds Rate plus 0.50% and (c) the one-month SOFR (subject to a floor of 0.00%) plus a margin of 1.00%. An unused commitment fee of 0.375% per annum was payable from March 26, 2024 until June 28, 2024, and thereafter an unused commitment fee of between 0.30% to 0.40% per annum is payable quarterly on the actual daily unused portion of the Revolving Credit Facility, depending on the consolidated total net leverage ratio of the Company.

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
    The Credit Agreement contains customary covenants restricting the Company’s activities, as well as those of its subsidiaries, including limitations on the ability to sell assets, engage in mergers, or other fundamental changes, enter into capital leases or certain leases not in the ordinary course of business, enter into transactions involving related parties or derivatives, incur or prepay indebtedness, grant liens or negative pledges on its assets, make loans or other investments, pay dividends or repurchase stock or other securities, guarantee third-party obligations, engage in sale leasebacks, and make changes in its corporate structure, though there are certain exceptions and carveouts related to these restrictions. One such covenant involves maintaining compensating cash balances. The Company must maintain the lesser of an average quarterly balance of $80.0 million and 80% of the U.S. cash availability in certain deposit accounts; provided that the amounts maintained must not be less than $80.0 million prior to June 30, 2025. The compensating balances may be withdrawn but the availability of the Revolving Credit Facility is dependent upon maintenance of such compensating balances. In addition, the Credit Agreement includes financial covenants related to the Company’s consolidated total net leverage ratio and its consolidated fixed charge coverage ratio.
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
Equipment Credit Agreement
    On April 26, 2024, the Company entered into a secured delayed draw term loan credit agreement (the “Equipment Credit Agreement”), providing for a secured equipment credit facility of up to $20.0 million (the “Equipment Credit Facility”). As of June 28, 2024, there was no principal balance outstanding under the Equipment Credit Facility.
    The maximum availability under the Equipment Credit Facility is $20.0 million, available to the Company for delayed draw term loans drawn on or before June 30, 2025, in U.S. dollars. The Company may make and repay borrowings from time to time until the maturity of the Equipment Credit Facility, but once repaid, loans may not be reborrowed. The Company may make voluntary prepayments of borrowings at any time. Borrowings under the Equipment Credit Facility will mature on September 26, 2027. The interest rate for borrowings by the Company under the Equipment Credit Facility is the SOFR (subject to a floor of 0.00%) plus a margin of 2.00% to 2.75%, depending on the consolidated total net leverage ratio of the Company. Alternatively, Equipment Borrowers have the option of selecting a base rate equal to the highest of (a) the prime rate, (b) the Federal Funds Rate plus 0.50% and (c) SOFR (subject to a floor of 0.00%) plus a margin of 1.00%, in each case plus a margin of 1.00% to 1.75%, depending on the consolidated total net leverage ratio of the Company. A commitment fee of 0.375% per annum was paid from April 26, 2024 until June 28, 2024, and thereafter a commitment fee of between 0.30% to 0.40% per annum is payable quarterly on the actual daily unused portion of the Equipment Credit Facility, depending on the consolidated total net leverage ratio of the Company.
    The proceeds of the Equipment Credit Facility will be used for purchases of eligible equipment and associated software costs for the Company and its subsidiaries.
    The Company’s obligations under the Equipment Credit Agreement are secured by the equipment and associated software financed by the Equipment Credit Facility and are guaranteed by a number of Company subsidiaries on an unsecured basis.
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
    In accordance with the applicable accounting standards, a short-term debt obligation should be excluded from current liabilities if the entity has both the intent and ability to refinance the obligation on a long-term basis. The intent and ability can be demonstrated by the issuance of a long-term obligation to refinance the short-term obligation on a long-term basis after the date of an entity’s balance sheet but before that balance sheet is issued. Due to the entry into the Senior Secured Revolving Credit Facility, the Company classified $155.0 million of debt outstanding as of June 28, 2024 as long-term debt, net of current portion. The remaining principal amount totaling $45.0 million is classified as current portion of long-term debt as of June 28, 2024.
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
    On June 4, 2020 and June 5, 2020, Varex also entered into privately negotiated warrant transactions (collectively, the “Warrant Transactions” and, together with the Hedge Transactions, the “Call Spread Transactions”), whereby the Company sold warrants at a higher strike price relating to the same number of shares of Varex common stock that initially underlie the Convertible Notes, subject to customary anti-dilution adjustments. The initial strike price of the warrants is $24.975 per share (subject to adjustment under the terms of the Warrant Transactions), which was 50% above the last reported sale price of Varex common stock on June 4, 2020. The Warrant Transactions could have a dilutive effect to the Company's stockholders to the extent that the market price per share of Varex common stock, as measured under the terms of the Warrant Transactions, exceeds the applicable strike price of the warrants. The number of shares underlying the Warrant Transactions is 9.6 million. The number of warrants outstanding as of June 28, 2024 was 9.6 million.
Senior Secured Notes
    Varex issued $300.0 million aggregate principal amount of 7.875% Senior Secured Notes due 2027 (the "Senior Secured Notes") pursuant to an indenture dated September 30, 2020. Interest payments are paid semiannually on April 15 and October 15 of each year, beginning on April 15, 2021. The Senior Secured Notes will mature on October 15, 2027, unless earlier redeemed or repurchased by Varex. On July 15, 2021, we redeemed $30.0 million, and on March 18, 2022, we redeemed $27.0 million of the Senior Secured Notes. As of June 28, 2024, the aggregate principal amount of the outstanding Senior Secured Notes was $243.0 million.
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
    During the first quarter of fiscal year 2024, the Company increased its ownership in MeVis Breastcare to 87.1% for a purchase price of $0.9 million, resulting in the Company now holding a controlling interest in MeVis Breastcare. The purchase of this additional ownership interest was accounted for as a business combination achieved in stages, or step acquisition. As a result, the previously held equity interest was remeasured to its acquisition-date fair value, with a gain of $0.9 million recognized in other expense, net in the Condensed Consolidated Statements of Operations. The assets and liabilities of MeVis Breastcare were then recorded on the Company's balance sheet at their fair values in accordance with ASC 805, and a gain on bargain purchase of $1.2 million was recorded during the first quarter of fiscal year 2024 in other expense, net in the Condensed Consolidated Statements of Operations. Because the purchase price did not give consideration to the other assets of the business, the fair value of the ownership interest acquired exceeded the price paid to the third party partial owner and this resulted in a gain on bargain purchase.
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
    In April 2015, the Company acquired 73.5% of the then outstanding shares of MeVis Medical, a publicly traded company based in Bremen, Germany that provides image processing software and services for cancer screening. In August 2015, the Company, through one of its German subsidiaries, entered into a Domination and Profit and Loss Transfer Agreement (the “DPLTA”) with MeVis Medical. In fiscal years 2017 and 2018, the Company purchased an additional 0.2% of outstanding shares such that the Company now owns 73.7% of the outstanding shares of common stock of MeVis Medical. Under the DPLTA, MeVis Medical subordinates its management to the Company and undertakes to transfer all its annual profits and losses to the Company. In return, the DPLTA grants the noncontrolling shareholders of MeVis Medical, an annual recurring net compensation of €0.95 per MeVis Medical share. At June 28, 2024, noncontrolling shareholders together held approximately 0.5 million shares of MeVis Medical, representing 26.3% of the outstanding shares.
    During the first quarter of fiscal year 2024, the Company acquired a controlling interest in MeVis Breastcare, in which the Company now holds an 87.1% ownership interest. In association with this acquisition, the Company recorded an associated noncontrolling interest of $0.7 million.
    Changes in noncontrolling interests were as follows:

	Nine Months Ended
(In millions)	June 28, 2024	June 30, 2023
Noncontrolling interests, at beginning of period	$13.3	$13.3
Net income attributable to noncontrolling interests	0.4	0.4
Business acquisitions	0.7	—
Other	(0.3)	(0.3)
Noncontrolling interests, at end of period	$14.1	$13.4

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
    A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per common share is as follows:

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Net income per share - basic
Net income attributable to Varex	$1.4	$9.1	$2.3	$16.3
Basic weighted average shares outstanding	40.9	40.4	40.7	40.2
Basic net income per share attributable to Varex	$0.03	$0.23	$0.06	$0.41

Net income per share - diluted
Net income attributable to Varex	$1.4	$9.1	$2.3	$16.3
Interest expense on Convertible Notes, net of tax	—	1.4	—	—
Diluted net income	$1.4	$10.5	$2.3	$16.3

Basic weighted average shares outstanding	40.9	40.4	40.7	40.2
Dilutive effect of Convertible Notes	—	9.6	—	—
Dilutive effect of share-based awards and other	0.3	0.4	0.5	0.4
Diluted weighted average shares outstanding	41.2	50.4	41.2	40.6
Diluted net income per share attributable to Varex	$0.03	$0.21	$0.06	$0.40

Anti-dilutive share summary
Share-based awards and other	2.8	2.7	3.0	2.9
Convertible notes	9.6	—	9.6	9.6
Warrants	9.6	9.6	9.6	9.6
Total anti-dilutive shares	22.0	12.3	22.2	22.1
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

    The table below summarizes the effect of recording share-based compensation expense and the option value of the employee stock purchase plan shares:

	Three Months Ended		Nine Months Ended
(In millions)	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Cost of revenues	$0.4	$0.5	$1.4	$1.3
Research and development	0.8	0.8	2.6	2.5
Selling, general, and administrative	2.7	2.3	7.8	6.3
Total share-based compensation expense	$3.9	$3.6	$11.8	$10.1
Stock Option Activity
    The following table summarizes stock option activity under Varex’s employee incentive plans for the Company's employees:

(In thousands, except per share amounts and the remaining term)	Options	Price Range	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value(1)
Outstanding at September 29, 2023	2,862	$13.61 - $37.60	$28.08	4.8	$871.4
Canceled, expired or forfeited	(782)	$31.08 - $34.13	31.23
Outstanding at June 28, 2024	2,080	$13.61 - $37.60	$26.89	5.7	$188.4

Exercisable at June 28, 2024	1,645	$13.61 - $37.60	$27.45	5.1	$179.4
(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and the closing price of Varex common stock of $14.73 as of June 28, 2024, the last trading date of the Company's third quarter, and which represents the amount that would have been received by the option holders had all option holders exercised their in-the-money options and sold the shares received upon exercise as of that date.
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
    The following table summarizes the activity for restricted stock units, performance stock units, restricted stock awards, and deferred stock units under the 2020 Omnibus Stock Plan:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant-Date Fair Value
Outstanding at September 29, 2023	1,277	$22.30
Granted	864	19.79
Vested	(306)	26.09
Canceled or expired	(45)	21.18
Outstanding at June 28, 2024	1,790	$20.42

14. TAXES ON INCOME
    For the three months ended June 28, 2024, the Company recognized income tax benefit of $0.7 million on $0.8 million of pre-tax income. For the three months ended June 30, 2023, the Company recognized income tax expense of $7.9 million on $17.1 million of pre-tax income. For the nine months ended June 28, 2024, the Company recognized income tax benefit of $0.2 million on $2.5 million of pre-tax income. For the nine months ended June 30, 2023, the Company recognized income tax expense of $13.6 million on $30.3 million of pre-tax income. The Company is unable to recognize a tax benefit for pre-tax book losses in certain foreign jurisdictions but has recognized tax expense for profitable jurisdictions.
    The Company's tax expense decreased for the three and nine months ended June 28, 2024, primarily due to decreased pre-tax income in certain jurisdictions and favorable impacts of international tax provisions and tax credits in the U.S., partially offset by losses in certain foreign jurisdictions for which no benefit can be recorded.
    The Company is maintaining its reinvestment assertion with respect to foreign earnings for the three months ended June 28, 2024, which is that all earnings prior to fiscal year 2018 are permanently reinvested for all countries, and that all earnings for Varex Imaging Sweden and Oy Varex Imaging Finland are also indefinitely reinvested in those countries, but post fiscal year 2017 earnings in all other countries are not permanently reinvested. Due to the level of earnings available for repatriation, the treaty benefits applicable to jurisdictions in which those earnings are located, and the now favorable United States tax treatment of repatriated foreign earnings, the amount of deferred tax liability recorded related to the potential repatriation is approximately $0.1 million. This estimated liability is for United States state income taxes and foreign withholding taxes that would apply if the foreign earnings were repatriated in the form of a dividend.
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

    Information related to the Company’s segments is as follows:

	Three Months Ended		Nine Months Ended
(In millions)	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Revenues, net
Medical	$148.6	$175.4	$437.3	$509.6
Industrial	60.5	56.8	168.0	156.4
Total revenues	209.1	232.2	605.3	666.0
Gross profit
Medical	46.2	54.7	129.8	152.7
Industrial	20.7	21.6	60.0	59.6
Total gross profit	66.9	76.3	189.8	212.3
Total operating expenses	57.6	52.1	168.6	159.5
Interest and other expense, net	(8.5)	(7.1)	(18.7)	(22.5)
Income before taxes	0.8	17.1	2.5	30.3
Income tax (benefit) expense	(0.7)	7.9	(0.2)	13.6
Net income	1.5	9.2	2.7	16.7
Less: Net income attributable to noncontrolling interests	0.1	0.1	0.4	0.4
Net income attributable to Varex	$1.4	$9.1	$2.3	$16.3
    The Company does not disclose total assets by segment as this information is not provided to the CODM.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
    The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited condensed consolidated financial statements and notes thereto that are contained in this Quarterly Report on Form 10-Q (this "Quarterly Report") as well as our Annual Report on Form 10-K for the fiscal year ended September 29, 2023 ("Annual Report") and our other filings, including the Current Reports on Form 8-K, that have been filed with the Securities and Exchange Commission ("SEC") through the date of this report.
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
    Statements concerning supply chain and logistics challenges; cost increases and expense management; changes in U.S. and worldwide economic conditions, such as the impact of inflation, and fluctuations in foreign currency exchange rates; geopolitical tensions; including concerns and uncertainty surrounding the outcome of the elections in the United States in 2024 and possible legislative, tariffs, and policy reforms resulting therefrom; industry or market segment outlook; market acceptance of or transition to new products or technologies such as advanced X-ray tube and digital flat panel detector products; growth drivers; future orders, revenues, market share, backlog, earnings or other financial results; and any statements using the terms “believe,” “expect,” “anticipate,” “can,” “should,” “would,” “could,” “estimate,” “may,” “intend,” “potential,” and “possible” or similar statements are forward-looking statements that involve risks and uncertainties that could cause our actual results and the outcome and timing of certain events to differ materially from those projected or management’s current expectations.
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
    In recent years, our business in China has been impacted by the trade war with the United States in three principal ways: (1) importing raw materials from China to the United States has become more expensive, (2) importing raw materials and sub-assemblies from the United States to China has become more expensive, and (3) importing finished United States manufactured products into China has become more difficult and expensive. While the governments of both the United States and China have granted tariff exclusions that temporarily eliminate the additional duties payable for specific commodities, providing partial relief, these exclusions are temporary and/or must be solicited and approved on a shipment-by-shipment basis. There is no guarantee that such exclusions will be granted or extended by either government, and the U.S. tariff exclusions are set to expire on May 31, 2025, unless extended. In order to mitigate the impact of tariffs on materials imported from China, we have implemented changes to secure more non-China sources of materials used to manufacture our X-ray imaging products. To help mitigate the impact of tariffs on materials imported to China, and to be closer to our global customer base, we continue to expand manufacturing capabilities at our facilities in China, Germany, the Netherlands, and the Philippines. We have also implemented local sourcing strategies to offer local content. This local-for-local strategy has been well received by both our local customers as well as global OEMs, and acts as a natural hedge against trade wars and other potential supply chain disruptions. Our mitigation efforts could prove less effective than anticipated if tensions between China and Taiwan lead to worsening trade relations between China and the United States.
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
Fiscal Year
    The fiscal years of the Company as reported are the 52 or 53-week periods ending on the Friday nearest September 30. Fiscal year 2024 is the 52-week period ending September 27, 2024. Fiscal year 2023 was the 52-week period that ended on September 29, 2023. The fiscal quarters ended June 28, 2024 and June 30, 2023 were both 13-week periods. The nine-month fiscal periods ended June 28, 2024 and June 30, 2023 were both 39-week periods.
Discussion of Results of Operations for the Three Months Ended June 28, 2024 Compared to the Three Months Ended June 30, 2023
Revenues, net

	Three Months Ended
(In millions)	June 28, 2024	June 30, 2023	$ Change	% Change
Medical	$148.6	$175.4	$(26.8)	(15.3)%
Industrial	60.5	56.8	3.7	6.5%
Total revenues	$209.1	$232.2	$(23.1)	(9.9)%
Medical as a percentage of total revenues	71.1%	75.5%
Industrial as a percentage of total revenues	28.9%	24.5%
    Medical revenues decreased $26.8 million, primarily due to decreased sales of dental, mammography, oncology, and fluoroscopic, partially offset by increased sales in CT and radiographic.
    Industrial revenues increased $3.7 million, primarily due to increased sales of security inspection products, partially offset by decreased sales of digital detectors.

Gross Profit

	Three Months Ended
(In millions)	June 28, 2024	June 30, 2023	$ Change	% Change
Medical	$46.2	$54.7	$(8.5)	(15.5)%
Industrial	20.7	21.6	(0.9)	(4.2)%
Total gross profit	$66.9	$76.3	$(9.4)	(12.3)%
Medical gross margin	31.1%	31.2%
Industrial gross margin	34.2%	38.0%
Total gross margin	32.0%	32.9%
    The decrease in Medical segment gross profit was primarily due to decreased sales volume and an unfavorable shift in product sales mix.
    The Industrial segment gross profit decreased, even though Industrial revenues increased by 6.5%, primarily due to an unfavorable shift in product sales mix.
Operating Expenses

	Three Months Ended
(In millions)	June 28, 2024	June 30, 2023	$ Change	% Change
Research and development	$22.0	$20.0	$2.0	10.0%
As a percentage of total revenues	10.5%	8.6%
Selling, general, and administrative	$35.6	$32.1	$3.5	10.9%
As a percentage of total revenues	17.0%	13.8%
Operating expenses	$57.6	$52.1	$5.5	10.6%
As a percentage of total revenues	27.5%	22.4%
Research and Development
    We are committed to investing in the business to support long-term growth and believe long-term research and development expenses of approximately 8% to 10% of annual revenues is the appropriate range that will allow us to innovate and bring new products to market for our global OEM customers. Research and development costs increased to 10.5% of revenues for the third quarter of fiscal year 2024, due to increased costs and decreased sales.
Selling, General, and Administrative
    Selling, general, and administrative expenses for the third quarter of fiscal year 2024 increased $3.5 million, primarily due to increased fixed cost commitments to a supplier, increased litigation costs, and increased environmental remediation costs.
Interest and Other Expense, Net
    The following table summarizes the Company’s interest and other expense, net:

	Three Months Ended
(In millions)	June 28, 2024	June 30, 2023	$ Change
Interest income	$1.8	$0.9	$0.9
Interest expense	(7.4)	(7.3)	(0.1)
Other expense, net	(2.9)	(0.7)	(2.2)
Interest and other expense, net	$(8.5)	$(7.1)	$(1.4)
    Interest income increased primarily due to an increase in investments made into marketable debt securities.
    Interest expense was flat in the third quarter of fiscal year 2024 compared to the third quarter of 2023.
    Other expense, net increased due to increased losses in certain investments in privately-held companies and equity investments, partially offset by decreased foreign exchange expense.

Taxes on Income
    For the three months ended June 28, 2024, we recognized income tax benefit of $0.7 million on $0.8 million of pre-tax income. For the three months ended June 30, 2023, we recognized income tax expense of $7.9 million on $17.1 million of pre-tax income. Our tax expense decreased for the three months ended June 28, 2024, primarily due to decreased pre-tax income in certain jurisdictions and favorable impacts of international tax provisions and tax credits in the U.S., partially offset by losses in certain foreign jurisdictions for which no benefit can be recorded.
Discussion of Results of Operations for the Nine Months Ended June 28, 2024 Compared to the Nine Months Ended June 30, 2023
Revenues

	Nine Months Ended
(In millions)	June 28, 2024	June 30, 2023	$ Change	% Change
Medical	$437.3	$509.6	$(72.3)	(14.2)%
Industrial	168.0	156.4	11.6	7.4%
Total revenues	$605.3	$666.0	$(60.7)	(9.1)%
Medical as a percentage of total revenues	72.2%	76.5%
Industrial as a percentage of total revenues	27.8%	23.5%
    Medical revenues decreased $72.3 million, primarily due to decreased sales of dental, fluoroscopic, oncology, and CT, partially offset by increased sales in mammography.
    Industrial revenues increased $11.6 million, primarily due to increased sales of security inspection products and x-ray tubes, partially offset by decreased sales of digital detectors.
Gross Profit

	Nine Months Ended
(In millions)	June 28, 2024	June 30, 2023	$ Change	% Change
Medical	$129.8	$152.7	$(22.9)	(15.0)%
Industrial	60.0	59.6	0.4	0.7%
Total gross profit	$189.8	$212.3	$(22.5)	(10.6)%
Medical gross margin %	29.7%	30.0%
Industrial gross margin %	35.7%	38.1%
Total gross margin %	31.4%	31.9%
    The decrease in Medical segment gross profit was primarily due to decreased sales volume and an unfavorable shift in product sales mix.
    The Industrial gross profit increased primarily due to increased Industrial revenue, partially offset by an unfavorable shift in product sales mix.
Operating Expenses

	Nine Months Ended
(In millions)	June 28, 2024	June 30, 2023	$ Change	% Change
Research and development	$65.1	$63.0	$2.1	3.3%
As a percentage of total revenues	10.8%	9.5%
Selling, general, and administrative	$103.5	$96.5	$7.0	7.3%
As a percentage of total revenues	17.1%	14.5%
Operating expenses	$168.6	$159.5	$9.1	5.7%
As a percentage of total revenues	27.9%	23.9%

 Research and Development
    Research and development costs increased to 10.8% of total revenues primarily due to increased costs and decreased sales.
Selling, General, and Administrative
    Selling, general, and administrative expenses for the nine months ended June 28, 2024 increased to 17.1% of total revenues primarily due to increased fixed cost commitments to a supplier, increased litigation costs, and increased severance costs.
Interest and Other Expense, Net
    The following table summarizes the Company’s interest and other expense, net:

	Nine Months Ended
(In millions)	June 28, 2024	June 30, 2023	$ Change
Interest income	$5.5	$2.1	$3.4
Interest expense	(22.6)	(22.1)	(0.5)
Other expense, net	(1.6)	(2.5)	0.9
Interest and other expense, net	$(18.7)	$(22.5)	$3.8
    Interest income increased primarily due to an increase in investments made into marketable debt securities.
    Interest expense increased during the nine months ended June 28, 2024 primarily due to the termination of the ABL facility which resulted in the recognition of $0.6 million of the remaining unamortized deferred issuance costs.
    During the nine months ended June 28, 2024, we realized Other expense, net of $1.6 million compared to Other expense, net of $2.5 million during the nine months ended June 30, 2023, primarily due to a gain on business acquisition and decreased losses in certain investments in privately-held companies and equity investments, partially offset by increased foreign exchange expense.
Taxes on Income
    For the nine months ended June 28, 2024, we recognized an income tax benefit of $0.2 million on $2.5 million of pre-tax income. For the nine months ended June 30, 2023, the Company recognized income tax expense of $13.6 million on $30.3 million of pre-tax income. Our tax expense decreased for the nine months ended June 28, 2024, primarily due to decreased pre-tax income in certain jurisdictions and favorable impacts of international tax provisions and tax credits in the U.S., partially offset by losses in certain foreign jurisdictions for which no benefit can be recorded.
Liquidity and Capital Resources
    We assess our liquidity in terms of our ability to generate cash to fund our operations, including working capital and investing activities. We believe that our operating cash flow, cash on our balance sheet, availability under our Revolving Credit Facility and Equipment Credit Facility, and our ability to access the credit and capital markets are sufficient to meet our anticipated operating activities and cash commitments for at least the next 12 months and will be sufficient to allow us to continue to invest in our existing businesses, consummate strategic acquisitions, and manage our capital structure on a short-term and long-term basis. We are currently not aware of any trends or demands, commitments, events, or uncertainties that will result in or that are reasonably likely to result in a material change to our liquidity needs during or beyond the next 12 months, except our Convertible Notes that become due in June 2025 that we currently anticipate refinancing using some combination of future borrowings under our Revolving Credit Facility and cash. The availability under our Revolving Credit Facility and Equipment Credit Facility is $155.0 million and $20.0 million, respectively. As of June 28, 2024, our Revolving Credit Facility and Equipment Credit Facility remain undrawn. At June 28, 2024, we had total debt of $443.1 million, net of deferred issuance costs of $3.7 million.
Cash and Cash Equivalents, Certificates of Deposit, and Marketable Securities
    The following table summarizes our cash and cash equivalents, certificates of deposit, and marketable securities:

(In millions)	June 28, 2024	September 29, 2023	$ Change
Cash and cash equivalents	$156.4	$152.6	$3.8
Certificates of deposit	0.5	1.0	(0.5)
Marketable securities not included in cash and cash equivalents	34.6	41.3	(6.7)
Total	$191.5	$194.9	$(3.4)

Borrowings
    The following table summarizes the changes in our debt outstanding:

	June 28, 2024	September 29, 2023
(In millions, except for percentages)	Amount	Amount	$ Change
Current maturities of long-term debt
Convertible Senior Unsecured Notes	$45.0	$—	$45.0
Other debt	1.5	1.5	—
Total current maturities of long-term debt	$46.5	$1.5	$45.0

Non-current maturities of long-term debt:
Convertible Senior Unsecured Notes	$155.0	$200.0	$(45.0)
Senior Secured Notes	243.0	243.0	—
Other debt	2.3	3.5	(1.2)
Total non-current maturities of long-term debt:	$400.3	$446.5	$(46.2)

Unamortized issuance costs
Unamortized issuance costs - Convertible Notes	$(1.4)	$(2.5)	$1.1
Unamortized issuance costs - Senior Secured Notes	(2.3)	(2.9)	0.6
Total	(3.7)	(5.4)	1.7
Total debt outstanding, net	$443.1	$442.6	$0.5
Cash Flows

	Nine Months Ended
(In millions)	June 28, 2024	June 30, 2023
Net cash flow (used in) provided by:
Operating activities	$21.4	$61.3
Investing activities	(13.5)	(30.3)
Financing activities	(4.1)	(1.6)
Effects of exchange rate changes on cash and cash equivalents and restricted cash	—	(0.1)
Net increase in cash and cash equivalents and restricted cash	$3.8	$29.3
    Net cash provided by operating activities. Net cash provided by operating activities was $21.4 million and $61.3 million for the nine months ended June 28, 2024 and June 30, 2023, respectively. The decrease in cash provided by operating activities was primarily due to decreased non-cash adjustments, and increased cash outflows related to inventories and accrued liabilities and other current and long-term liabilities when compared to the nine months ended June 30, 2023, partially offset by reduced cash outflows related to accounts payable.
    Net cash used in investing activities. Net cash used in investing activities was $13.5 million and $30.3 million for the nine months ended June 28, 2024 and June 30, 2023, respectively. The decrease in cash used in investing activities was primarily due to increased proceeds from maturities of marketable securities, during the nine months ended June 28, 2024, partially offset by decreased purchases of property, plant, and equipment and the settlement of net investment hedges in the prior year.
    Net cash used in financing activities. Net cash used in financing activities was $4.1 million and $1.6 million for the nine months ended June 28, 2024 and June 30, 2023, respectively. The increase in cash used in financing activities was primarily due to increased cash payments related to debt issuance costs and taxes for net share settlement of equity awards for the nine months ended June 30, 2023.

Material Contractual Obligations
    In October 2013, we entered into an amended agreement with dpiX and other parties that, among other things, provides us with the right to 50% of dpiX’s total manufacturing capacity produced after January 1, 2014. The amended agreement requires us to pay for 50% of the fixed costs (as defined in the amended agreement), as determined at the beginning of each calendar year. In January 2024, the Company's fixed cost commitment was determined to be $12.4 million for calendar year 2024. As of June 28, 2024, the Company estimated it has $6.2 million related to this fixed cost commitment remaining for calendar year 2024. The amended agreement will continue unless the ownership structure of dpiX changes (as defined in the amended agreement).
    In August 2015, pursuant to a Domination and Profit and Loss Transfer Agreement (the “DPLTA”), we committed to pay the noncontrolling shareholders of MeVis Medical an annual recurring net compensation of €0.95 per MeVis Medical share. The annual net payment will continue for the life of the DPLTA, which we anticipate will continue for as long as we remain as the controlling shareholder of MeVis Medical. As of June 28, 2024, noncontrolling shareholders together held approximately 0.5 million shares of MeVis Medical, representing 26.3% of the outstanding shares.
    In fiscal year 2022, the Company entered into several agreements with a third-party company, whose stock is publicly traded on a foreign exchange. Under these agreements, the Company will make certain milestone payments of up to $5.0 million upon achievement of specified milestones. During fiscal year 2022, the first of these milestones was achieved, and the Company paid $1.0 million to the third-party company. During fiscal year 2023, two more milestones were achieved and the Company paid an additional $2.0 million to the third-party company. During the second quarter of fiscal year 2024, an additional milestone was achieved and the Company paid $1.0 million to the third-party company. Payments made under these agreements are recorded in research and development in the Condensed Consolidated Statements of Operations. As of June 28, 2024, there was one milestone remaining of $1.0 million under these agreements.
    The Company enters into purchase agreements with its suppliers in the ordinary course of its business for the purchase of goods and services. Some of these purchase agreements are non-cancellable and thus contractually obligate the Company to future cash payments. As of June 28, 2024, our non-cancellable supplier purchase obligations totaled $7.0 million.
Contingencies
    From time to time, we are a party to or otherwise involved in legal proceedings, government inspections, investigations, customs and duty audits, and other claims and contingency matters, both inside and outside the United States, arising in the ordinary course of our business or otherwise. We accrue amounts for probable losses, to the extent they can be reasonably estimated, that we believe are adequate to address any liabilities related to legal proceedings as well as other loss contingencies that we believe will result in a probable loss (including, among other things, probable settlement value). A loss or a range of loss is disclosed when it is reasonably possible that a material loss will be incurred and can be estimated or when it is reasonably possible that the amount of a loss, when material, will exceed the recorded provision. We did not have any material contingent liabilities as of June 28, 2024 and September 29, 2023. Legal expenses are expensed as incurred.
Days Sales Outstanding
    Trade accounts receivable days sales outstanding (“DSO”) was 66 days at June 28, 2024 and 65 days at September 29, 2023. Our accounts receivable and DSO are impacted by a number of factors, including the timing of product shipments, collections performance, payment terms, the mix of revenues from different regions and the effects of economic instability.
Recent Accounting Standards or Updates Not Yet Effective
    See Note 1, Summary of Significant Accounting Policies, of the accompanying Notes to the Condensed Consolidated Financial Statements for a description of recent accounting standards, including the expected dates of adoption and the estimated effects on our condensed consolidated financial statements.
Backlog
    Backlog is the accumulation of all orders for which revenues have not been recognized and are still considered valid. Backlog also includes a small portion of billed service contracts that are included in deferred revenue. Our estimated total backlog at June 28, 2024 was approximately $310 million.
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
Interest Rate Risk
    Borrowings under our Revolving Credit Facility and Equipment Credit Facility bear interest at floating interest rates. As of June 28, 2024, we had no borrowings subject to floating interest rates. See Note 9, Borrowings, of the Notes to the Condensed Consolidated Financial Statements for further information.
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
Commodity Price Risk
    We are exposed to market risks related to volatility in the prices of raw materials used in our products. The prices of these raw materials fluctuate in response to changes in supply and demand fundamentals and our product margins and level of profitability tend to fluctuate with changes in these raw materials prices. We try to protect against such volatility through various business strategies. During the three and nine months ended June 28, 2024, we did not have any commodity derivative instruments in place to manage our exposure to price changes.

Sensitivity Analysis
    The following table sets forth the potential loss in future earnings, fair value, or cash flows resulting from hypothetical changes in relevant market rates or prices as of June 28, 2024.

Market Risk Category	Hypothetical Change	Estimated Annual Impact (In millions)	Impact Category
Foreign Currency - Revenue	10% decrease in foreign exchange rates	$14.3	Earnings
Interest Rate - Marketable Securities	100 basis point decrease in interest rate of underlying investments	1.4	Earnings
Commodity Price	10% increase in commodity prices	$3.7	Earnings
Item 4. Controls and Procedures
Disclosure Controls and Procedures
    Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. Based on this evaluation, our CEO and our CFO have concluded that our disclosure controls and procedures were effective as of June 28, 2024.
Changes in Internal Control Over Financial Reporting
    There were no changes in our internal control over financial reporting during the quarter ended June 28, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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
Risks Relating to Our Business
We sell our products and services to a limited number of OEM customers, many of which are also our competitors, and a delay in an order to a future period, as well as a reduction in or loss of business of one or more of these customers has in the past and may in the future materially reduce our sales.
    We had one customer during the three months ended June 28, 2024 that accounted for 18% of our revenue. Our ten largest customers as a group accounted for approximately 54% and 52% of our revenue for the three months ended June 28, 2024 and June 30, 2023, respectively. Our ten largest customers as a group accounted for approximately 54% and 51% of our revenue for the nine months ended June 28, 2024 and June 30, 2023, respectively. Because we often take significant time to replace lost business, in the past our operating results have been, and in the future it is likely that our operating results would be, materially and adversely affected if one or more of our major OEM customers were to cancel, delay, or reduce orders.
    Furthermore, we generate significant accounts receivables from the sale of our products and the provision of services directly to our major customers. One customer accounted for 11.6% of our accounts receivables as of June 28, 2024. If one or more of these customers were to cancel a product order or service contract, become insolvent, or otherwise be unable or fail to pay for our products and/or services in a timely manner, our operating results and financial condition could be materially and adversely affected.
Customer driven changes in order forecasts is a frequent occurrence that has created and continues to create challenges for us in accurately predicting the demand or delivery schedules for our products.
    End-user product demand, economic uncertainties, the impact of pandemic diseases, natural disasters, armed conflict, geopolitical tensions, including concerns and uncertainties surrounding the outcome of elections in the United States in 2024 and possible legislative, tariffs, and policy reforms resulting therefrom, government actions (for example, the Chinese government initiated anti-corruption investigation related to its healthcare industry), and other matters beyond our control, make it difficult for our customers to accurately forecast and plan future business activities, which makes it difficult for us to accurately predict demand or delivery schedules for our products. Because the manufacture of our products requires some lead-time, changes in customer purchasing forecasts have previously resulted in excess inventory and slowdowns in sales, which are likely to occur again in the future. Changes to customer forecasts can occur on short notice, as our customers face inherent competitive issues, new product introduction delays, and market and regulatory risks. Our agreements for imaging components contain purchasing estimates that are typically based on our customers’ forward-looking forecasts rather than firm commitments, and actual purchasing volumes under the agreements may vary significantly from these estimates. The variation from forecasted purchasing volume may be due, in part, to the increasing life of X-ray tubes, which can result in reduced demand for replacement X-ray tubes in ways we may not be able to accurately forecast. Reductions in purchasing patterns have in the past, and may in the future, materially and adversely affect our operating results.
We compete in highly competitive markets, and we are subject to pricing pressures and other factors that have in the past and may in the future result in margin erosion and loss of customers.
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
    In addition, certain costs, including installation and warranty costs, associated with new products have been, currently are, and may in the future be proportionately greater than the costs associated with existing products and have or may therefore disproportionately, materially, and adversely affect our gross and operating margins. We may also experience lower margins due to increased commodities prices, and inadequate transfer pricing favoring sales to third parties over internal sales. If we are unable to lower these costs over time, our operating results could be materially and adversely affected. Some of the electronic components and integrated circuits used in our flat panel detectors are susceptible to discontinuance and obsolescence risks, which may force us to incorporate newer generations of these components, resulting in unplanned additional R&D expenses, delays in the launch of new products, supply disruptions, or inventory write-downs. Further, using aging production equipment might hamper our capacity to innovate to meet customers’ needs and demands and stay competitive. Failure to develop and adopt artificial intelligence ("AI") technology could also hinder competitiveness and growth potential in a rapidly evolving market. We may also experience challenges in developing and implementing effective market strategies, leading to missed opportunities and customer dissatisfaction.
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

More than half of our revenue is currently generated from customers located outside the United States, and is subject to global, regional, and country-specific economic instability, shifting political environments, changing tax treatment, and other risks associated with international manufacturing, operations, and sales.
    Revenues generated from customers located outside the United States accounted for approximately 67% and 69% of our total revenues for the three months ended June 28, 2024 and June 30, 2023, respectively and approximately 68% and 69% of our total revenues for the nine months ended June 28, 2024 and June 30, 2023, respectively. We intend to continue to expand our presence in international markets and expect to expend significant resources in doing so. Our future results could be impacted by a variety of factors, including:
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
    We participate in joint ventures and other investments in privately held and publicly traded companies. For example, we hold a 40% ownership interest in dpiX LLC, our major supplier of our amorphous silicon-based thin film transistor arrays for flat panels used in our digital image detectors, and a 50% interest in VEC Imaging GmbH & Co. KG ("VEC"), a joint venture formed to develop technology for use in X-ray imaging components, a 75% interest in Varex Imaging Arabia LLC, a joint venture in Saudi Arabia and a minority interest in another X-ray imaging components technology company. These and other investments are subject to risk of loss of investment capital as well as losses associated with contributed or jointly developed intellectual property, or intellectual property developed at or about the same time as these investments. These types of investments are inherently risky, in some instances because the markets for the technologies or products these companies have under development may never materialize, may develop slower than expected, or may underperform relative to our expectations. If these companies do not succeed, we could lose or be required to write down some or all of our investment in these companies. In addition, we may incur significant costs and management resources to enforce our rights, protect our intellectual property and other assets, address disputes or legal claims that have arisen, are ongoing, or may arise in the future, and/or unwind, dispose of or terminate our arrangements with respect to these joint ventures and/or investments. There is no guarantee that the time and money invested by us in these projects, developed intellectual property, or product or product enhancements, will yield the expected returns on the anticipated timeline or at all.
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
    Our subsidiary Varex Imaging Deutschland AG ("Varex Germany") holds a 50% interest in VEC. In August 2023, the partners to the VEC joint venture filed judicial proceedings in Germany against one another disputing the validity of shareholder resolutions passed in January 2023. Each party is seeking to have the other party’s managing director(s) removed and to exclude the other party from the joint venture. If either party is successful, the prevailing party would be required to purchase the non-prevailing party’s interest in the joint venture for an amount equal to 75% of the fair market value thereof, which amount is in dispute. In February 2024, Varex Germany filed another lawsuit to enforce its version of similar shareholder resolutions passed in January 2024. In addition, in June 2024, Varex Germany filed an action in Germany for a (negative) declaratory judgment and an injunction against business damaging statements made by certain third parties. This dispute, including any determinations not in Varex Germany’s favor, could divert management’s attention, increase our costs, and otherwise adversely impact our business, results of operations, or cash flows.
    Our subsidiary Varex Imaging International AG holds a 75% interest in Varex Imaging Arabia LLC. We currently have an ongoing dispute with our joint venture partner relative to the operation of the joint venture. This dispute could divert management's attention, increase our costs, and otherwise adversely impact our business, results of operations, or cash flows.
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
    We obtain some of the components included in our products from a limited group of suppliers or from sole-source suppliers, such as transistor arrays, cesium iodide coatings and specialized integrated circuits for flat panel detectors, X-ray tube targets, housings, glass frames, high-voltage cable, bearings, and various other components. If our suppliers cease producing these or other components, prioritize other customers, fail to provide products on our delivery timelines, or become unable to continue operations, we may be unable to obtain the components from other suppliers on reasonable terms or at all, and this could materially and adversely affect our business and financial results.
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
    Information technology (including technology from third-party providers) helps us operate efficiently, interface with and support our customers, maintain financial accuracy and efficiency, and produce our financial statements. In the ordinary course of our business, we collect, process, and store sensitive data, including intellectual property, proprietary business information, and information of customers, suppliers, business partners, and third parties accessing our website, patient data, and personally identifiable information of customers and employees, in our data centers and on our networks, as well as in third-party off-site data centers. Despite security measures, there is an increasing threat of information security breaches and attacks, including from computer viruses or other malicious codes, unauthorized access attempts, employee misuse, human error, and cyber-attacks that pose risks to companies, including us. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently, have become increasingly sophisticated, and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures, which could result in data leaks or otherwise compromise our confidential or proprietary information and materially disrupt our operations. Such security breaches could expose us to a risk of loss of information and intellectual property, litigation, and possible liability to employees, customers, shareholders, and/or regulatory authorities. If our data management or other systems do not effectively collect, secure, store, process, or report relevant data for the operation of our business, whether due to equipment malfunction or constraints, service interruptions, software deficiencies, or human error, our ability to effectively plan, forecast, and execute our business plan and comply with applicable laws and regulations will be impaired, perhaps materially. Any such impairment could materially and adversely affect our financial condition, results of operations, cash flows, and the timeliness with which we report our operating results internally and externally.
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
Risks Relating to Our Legal and Regulatory Environment
Changes in import/export regulatory regimes, tariffs, and national policies have in the past and could continue to negatively impact our business.
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
    Tariffs could limit our ability to compete for increased market share in China, which could cause our long-term prospects in China to suffer. The imposition of additional tariffs by the United States, as a result of a change in the Administration or otherwise, could result in the adoption of additional tariffs by China and other countries, as well as further retaliatory actions by any affected country, which could negatively impact the global market for imaging equipment and could have a significant adverse effect on our business.
    Both the governments of the United States and China have granted tariff exclusions that temporarily eliminate duties payable for specific commodities, providing partial relief from such tariffs, but with certain exceptions, they must be solicited and approved. There is no guarantee that such exclusions will be granted or extended by either government, and the United States tariff exclusions are set to expire on May 31, 2025, unless extended.
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

    The Chinese government investigations into corruption in its healthcare industry is ongoing. This has had a broad-based impact on the healthcare industry in China and slowed sales of healthcare products there. As a result, our sales in China have also slowed. We expect the investigations to continue at least through the end of fiscal year 2025, and this could continue to adversely impact revenues in our China business.
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
    In response to Russia's ongoing aggression against Ukraine, as substantially enabled by Belarus, the United States Department of Commerce strengthened its existing sanctions under the Export Administration Regulations against Russia and Belarus. Until recently, the enhanced sanctions required Bureau of Industry and Security export licenses in order to export our products, including for medical, health and safety, or humanitarian purposes, to Russia and Belarus. In April 2024, the United States issued a new license exception for the export of medical devices, components and accessories classified as EAR99 from the licensing requirements. Applications for the export of our other products from the United States to Russia, Belarus, Crimea, or certain other parts of Ukraine, continue to be under a policy of denial. Changes in sanctions and export licensing requirements have in the past, and could in the future, adversely affect our business and results of operations.
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
Risks Relating to Our Indebtedness
The Revolving Credit Facility, Equipment Credit Facility, and the indenture governing our Senior Secured Notes impose significant operating and financial restrictions that may limit our current and future operating flexibility, particularly our ability to respond to changes in the economy or our industry or to take certain actions, which could harm our long-term interests and may limit our ability to make payments on the notes. Because our Convertible Notes mature in June 2025, failure to maintain sufficient liquidity and/or to refinance our Convertible Notes could result in a material adverse effect on our results of operations and financial position.
    As of June 28, 2024, our total combined indebtedness was approximately $446.8 million of principal, including our Convertible Notes and our 7.875% Senior Secured Notes. For more information regarding our borrowings, see Note 9, Borrowings of the Notes to the Condensed Consolidated Financial Statements of this report.
    The Credit Agreement, Equipment Credit Agreement, and the indenture governing our Senior Secured Notes impose significant operational and financial restrictions on us that include, but are not limited to our ability to:
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
    A breach of the covenants under the indenture governing our Senior Secured Notes, the Revolving Credit Facility, or Equipment Credit Facility could result in an event of default under the applicable indebtedness. Such a default, if not cured or waived, may allow the creditors to accelerate the related debt, may result in the acceleration of any other debt that is subject to an applicable cross-acceleration or cross-default provision, and would permit the respective lenders under the Revolving Credit Facility and the Equipment Credit Facility to terminate all commitments to extend further credit under those credit facilities. Furthermore, if we were unable to repay the amounts due and payable under the Revolving Credit Facility or the Equipment Credit Facility, those lenders could proceed against the collateral securing such indebtedness. In the event our lenders or holders of the notes accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness.
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
Our ability to continue to have the necessary liquidity to operate our business may be adversely impacted by a number of factors, and a deterioration of our results of operations and cash flow resulting from decreases in consumer spending, could, among other things, impact our ability to comply with the consolidated fixed charge coverage ratio and the consolidated total net leverage ratio contained in our Revolving Credit Facility and Equipment Credit Facility.
    Our historical sources of liquidity to fund ongoing cash requirements include cash flows from operations, cash and cash equivalents, borrowings through our previous credit facility, and debt offerings. The sufficiency and availability of credit may be adversely affected by a variety of factors, including, without limitation, the tightening of the credit markets, including lending by financial institutions who are sources of credit for our borrowing and liquidity; an increase in the cost of capital; the reduced availability of credit; our ability to execute our strategy; the level of our cash flows, which will be impacted by customer demand for our products; compliance with a fixed charge coverage ratio that is included in our Revolving Credit Facility and our Equipment Credit Facility; and interest rate fluctuations. We cannot predict the future level of interest rates or the effect of any increase in interest rates on the availability or aggregate cost of our borrowings. We cannot be certain that any additional required financing, whether debt or equity, will be available in amounts needed or on terms acceptable to us, if at all.
    The Revolving Credit Facility and Equipment Credit Facility each contain a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00 and a maximum consolidated total net leverage ratio (the “CTNL Ratio”). For the period from March 26, 2024 to the fiscal quarter ending June 27, 2025, the CTNL Ratio may not exceed 4.25:1.00, for the period from the fiscal quarter ending September 26, 2025 to June 26, 2026, the CTNL Ratio may not exceed 3.75:1.00, and for the period from the fiscal quarter ending September 25, 2026 and thereafter, the CTNL Ratio may not exceed 3.50:1.00. Each ratio is tested on the last day of each fiscal quarter. Adverse developments in the economy in the past have led and in the future could lead to reduced spending by our customers and end-users which could adversely impact our net sales and cash flow, which could affect our ability to comply with one or both of these ratios.

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

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements
    During the fiscal quarter ended June 28, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as follows:
    On May 21, 2024, Kimberley Honeysett, our Chief Legal Officer, modified the Rule 10b5-1 trading arrangement (the “New Trading Arrangement”) she entered into on December 15, 2023, (the “Prior Trading Arrangement”) to reduce the number of shares to be sold to reflect: (i) net shares that vested on February 15, 2024; (ii) shares sold under the Prior Trading Arrangement prior to May 22, 2024; and (iii) to adjust the price limits for sales of shares. The New Trading Arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c). The New Trading Arrangement provides for: (i) the exercise, subject to pricing triggers, of up to 13,875 stock options that expire in February 2025, which had vested to Ms. Honeysett prior to adoption of the Prior Trading Arrangement pursuant to previous awards, and the related sale of the net shares acquired upon exercise, after withholding by the Company of shares in payment of the exercise price and applicable taxes; and (ii) the sale of up to 2,578 shares of Company common stock owned by Ms. Honeysett at the time the New Trading Arrangement was adopted. The first date that shares are permitted to be sold under the Modified Trading Arrangement is August 20, 2024, and subsequent sales may occur until the plan’s expiration date, which continues to be February 14, 2025, or earlier if all transactions under the trading arrangement are completed or the trading arrangement is otherwise earlier terminated.

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

10.1*
Equipment Credit Agreement, dated as of April 26, 2024, by and among the Company, Varex Imaging West, LLC, certain guarantors party thereto and Zions Bancorporation, N.A. DBA Zions Credit Corporation. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed May 2, 2024)

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

VAREX IMAGING CORPORATION

Date:	August 1, 2024	By:	/s/ SHUBHAM MAHESHWARI
Shubham Maheshwari
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)