Form 10-K
period 2024-09-27
Varex Imaging Corp
filed 2024-11-19
CIK 1681622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-K
 ____________________________________________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 27, 2024
or

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

As of March 29, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of the registrant’s common stock held by non-affiliates of the registrant (based upon the closing sale price of such shares on the NASDAQ Global Select Market on March 28, 2024) was approximately $732.2 million.
As of November 14, 2024, there were 41.1 million shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Portions of registrant’s proxy statement relating to registrant’s 2025 annual meeting of stockholders are incorporated by reference in Part III of this annual report on Form 10-K.

VAREX IMAGING CORPORATION

Forward-Looking Statements
    This Annual Report on Form 10-K (this “Annual Report”), including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for statements about future events, products, and financial performance that are based on the beliefs of, estimates made by, and information currently available to the management of Varex Imaging Corporation (“we,” “our,” “us,” the “Company,” or “Varex,”). Actual results and the outcome or timing of certain events described in these forward-looking statements are subject to risk and uncertainties and may differ significantly from those projected in these forward-looking statements. Important factors that could cause our actual results and financial condition to differ significantly from those projections or expectations include, among other things, include the following:
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
•limitations imposed by operating and financial restrictions of our debt financing agreements that could harm our long-term interests, limit our ability to make payments on our debt obligations, and impact our ability to maintain sufficient liquidity and/or to refinance our debt obligations; and
•and other factors cited in Risk Factors listed under Item 1A of this Annual Report, Business and MD&A and other factors described from time to time in our other filing with the U.S. Securities and Exchange Commission (“SEC”), or other reasons.
    Statements concerning supply chain and logistics challenges; cost increases and expense management; changes in U.S. and worldwide economic conditions, such as the impact of inflation, and fluctuations in foreign currency exchange rates; geopolitical tensions; possible legislative, tariffs, and policy reforms as a result of the recent elections in the United States, and uncertainty resulting therefrom; industry or business segment outlook; customer acceptance of or transition to new products or technologies such as advanced X-ray tube and digital flat panel detector products; growth drivers; future orders, revenues, market share, backlog, earnings or other financial results; and any statements using the terms “believe,” “expect,” “anticipate,” “can,” “should,” “would,” “could,” “estimate,” “may,” “intend,” “potential,” and “possible” or similar statements are forward-looking statements that involve risks and uncertainties that could cause our actual results and the outcome and timing of certain events to differ materially from those projected or management’s current expectations.
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
    Our success depends, among other things, on our ability to anticipate and respond to changes in our business, the direction of technological innovation, and the demand from our customers. We continually invest in research and development and employ approximately 350 individuals in product development related activities. Our focus on innovation and product performance along with strong and long-term customer relationships allows us to collaborate with our customers to deliver industry-leading X-ray imaging products. We continue to work to improve the life and quality of our imaging components and leverage our scale as one of the largest independent X-ray imaging component suppliers to provide cost-effective solutions for our customers.
Operating Segments and Products
    We have two reportable operating segments: Medical and Industrial. The segments align our products and service offerings with customer use in medical and industrial imaging.
Medical
    In our Medical segment, we design, manufacture, sell and service X-ray imaging components, including X-ray tubes, flat panel and photon counting detectors and accessories, high voltage connectors, image-processing software and workstations, 3D reconstruction software, computer-aided diagnostic software, collimators, automatic exposure control devices, generators, and coolers. These components are used in a range of medical imaging applications including computed tomography ("CT"), mammography, oncology, cardiac, surgery, dental, fluoroscopy, and other diagnostic radiography uses.
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
    We are one of the largest independent global manufacturers of X-ray imaging components, and each year, we produce approximately 27,000 X-ray tubes and 20,000 X-ray detectors. We estimate that our world-wide installed base of products includes more than 160,000 X-ray tubes, 170,000 X-ray detectors, 600,000 connect and control components and 16,500 software instances. Replacement and service of our existing installed base makes up a significant portion of our revenue. Many of our components need to be replaced regularly depending upon usage and other factors. For example, CT X-ray tubes generally need to be replaced every 2 to 6 years, in comparison to a general radiography tube which can last up to 10 years, depending on utilization. In China, the replacement cycle for CT X-ray tubes currently can be as frequent as every 10 to 20 months due to high utilization of imaging equipment. Other products such as X-ray detectors have a useful life of as much as 7 years or more, but can require more frequent service and repairs during their useful life. In addition, our detector customers often elect to upgrade products to newer technology before the end of a current product’s useful life. X-ray imaging software is a relatively small part of our business and includes maintenance revenue for software licenses.
    In China, the government has continued its efforts to broaden the availability of healthcare services. In the past 20 years, the number of medical institutions and diagnostic radiology equipment per million population in China has increased substantially. Dental radiology equipment increased nine-fold, and mammography and CT scanners showed a nearly five-fold increase. We are developing CT X-ray tubes and related subsystems for Chinese OEMs as they introduce new systems in China. Over the long-term, our objective is to become the partner of choice both for new systems and for replacement components in existing systems as CT systems continue to be more widely adopted throughout China. In March 2024, China introduced a new stimulus program that includes the healthcare industry. We believe the stimulus program has led to customers delaying purchasing decisions in the short-term as they wait to understand the details of the program before making significant purchasing decisions, but are optimistic that it will result in increased opportunities for our business in the longer-term.
    As described in more detail under the heading “Competition and Trade Compliance Laws” of this Item 1, our business in China has been, is currently being, and may in the future be, impacted by trade wars between the United States and China. Based on the results of the recent U.S. elections, there is significant concern that trade relations between the United States and China could worsen in the future, which could materially negatively impact our business moving forward.

Industrial
    In our Industrial segment, we design, develop, manufacture, sell, and service X-ray imaging products for use in a number of applications, including security applications for cargo screening at ports and borders, baggage screening at airports, and nondestructive testing, irradiation, and inspection applications used in a number of other verticals. Our Industrial products include Linatron® X-ray linear accelerators, X-ray tubes, flat panel and photon counting detectors, computed radiography scanners, high voltage connectors, and coolers. In addition, we license proprietary image-processing and detection software designed to work with other Varex products to provide packaged sub-assembly solutions to our Industrial customers. Our Industrial business benefits from the research and development investment and manufacturing economies of scale on the Medical side of our business, as we continue to find new applications for our technology. Along with more favorable pricing dynamics, this allows us to generally achieve higher gross profit for Industrial products relative to our Medical business. In addition, our Industrial business benefits from our long-term service agreements for our Linatron® products.
    Security applications primarily consists of cargo security for the screening of trucks, trains, and cargo containers at ports and borders as well as airport security for checked baggage and palletized cargo. The end customers for border protection systems are typically government agencies, many of which are in oil-based economies and war zones where there can be significant variation in buying patterns. We have recently expanded our security offerings to include full systems that perform cargo and vehicle inspections. These systems are used for screening cargo at ports and borders.
    Non-destructive testing and inspection verticals utilize X-ray imaging to scan items for inspection of manufacturing defects and product integrity in a wide range of industries including aerospace, automotive, electronics, oil and gas, food packaging, metal castings, and additive manufacturing. In addition, new applications for X-ray sources are being developed, such as sterilization of food and its packaging. We provide X-ray sources, digital detectors, high voltage connectors, and image processing software to OEM customers, system integrators, and manufacturers in a variety of these verticals. We believe that non-destructive testing represents a significant growth opportunity for our business, and we are actively pursuing new potential applications for our products.
Customers
    Our customers are primarily large OEMs. Our top five customers, measured by revenue, are Canon Medical Systems Corporation (“Canon”), United Imaging Healthcare, General Electric Company, Rapiscan Systems, Inc., and Siemens Healthineers AG, which collectively accounted for approximately 41% of total revenue in fiscal year 2024. Our largest customer, Canon, accounted for approximately 18%, 17% and 17% of our total revenue for fiscal years 2024, 2023, and 2022, respectively, while our ten largest customers as a group accounted for approximately 53%, 51% and 52% of our revenue for fiscal years 2024, 2023 and 2022, respectively.
Competition
    The imaging components business is highly competitive. OEMs may choose to develop and manufacture X-ray imaging components in-house or they may choose to out-source to a supplier such as Varex or our competitors. Our success depends upon our ability to anticipate changes in the business environment, the direction of technological innovation and the demand from our customers. To remain competitive, we must continually invest in research and development focused on innovation, improve product performance and quality, and continue to reduce the cost of our imaging components. Significant capital investment is required to manufacture imaging components. We believe we have sufficient manufacturing scale to leverage our high volume to reduce overall costs by spreading fixed costs over more units.
Medical
    We often compete with the in-house X-ray tube manufacturing operations of major diagnostic imaging systems companies, which are the primary OEM customers for our Medical products. To effectively compete with these in-house capabilities, we must have a competitive advantage in one or more significant areas, such as innovative technology and greater product performance, better product quality, better product availability, or lower product price. We sell a significant volume of our X-ray tubes to OEM customers that have in-house X-ray tube production capability. In addition, we compete with some OEM customers, such as Canon, Philips Healthcare and other companies who sell X-ray tubes to smaller OEMs and other manufacturers, as well as emerging X-ray tube manufacturers in China. High capital costs and mastery of complex manufacturing processes that drive production yield and product life are significant characteristics of the X-ray tube business.
    The digital detectors business is highly competitive. We sell our digital detectors to a number of OEM customers that incorporate our detectors into their medical diagnostic, oncology, 3D dental and veterinary imaging systems. Our amorphous silicon based digital detector technology, our photon counting technology, and our complementary metal-oxide-semiconductor technology compete with other detector technologies, such as amorphous selenium, charge-coupled devices, and variations of amorphous silicon scintillators. We believe that our products provide a competitive advantage due to product quality and performance and lower total cost of ownership over the product lifecycle. In our digital flat panel detector business, we primarily compete against Trixell S.A.S., Canon, Vieworks Co., Ltd., Hamamatsu Corporation, iRay Technology (Shanghai) Limited, and Jiangsu CareRay Medical Systems Co., Ltd.
Industrial
    In the low-energy sector of our Industrial segment, we compete with other OEM suppliers, such as iRay, Teledyne, and Comet AG. While there are other manufacturers of low-energy X-ray tubes and digital detectors for specialized and niche industrial applications, our products are designed for a broad range of applications in inspection, analysis, and non-destructive testing. In the high-energy sector, we compete against technologies from Nuctech Company Limited, Siemens AG, ETM Electromatic Inc., and PMB Alcen, whose X-ray sources are used in applications that include cargo and container scanning, border security, aerospace applications, castings, and pressure vessel inspections. Like medical, we sell our high energy products to OEMs and may also compete with those OEMs for cargo system sales. The companies we both sell to and compete with are Rapiscan, Smiths, Leidos, and Astrophysics.
Customer Services and Support
    We generally warrant our products for 12 to 24 months. In certain cases, the warranty is specified by usage metrics such as number of scans. We provide technical advice and consultation to major OEM customers from our offices in the United States, Europe, Asia, and India. Our application specialists and engineers make recommendations to meet the customer’s technical requirements within the customer’s budgetary constraints. We often develop specifications for a unique product that will be designed and manufactured to meet a specific customer’s requirements.
Manufacturing and Supplies
    We manufacture our products at facilities in the United States, the United Kingdom, the Netherlands, Germany, Finland, the Philippines, China, and India. These facilities employ state-of-the-art manufacturing techniques and several have been recognized by the press, governments, and trade organizations for their commitment to quality improvement. Each of these manufacturing facilities are certified by the International Standards Organization (“ISO”) under ISO 9001 (for industrial products) or ISO 13485 (for medical devices). In addition, we have a regional service center in Germany.
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
    Research and development are primarily conducted at our facilities in the United States and Europe. Our research and development activities are primarily focused on developing and improving imaging component technology. Current X-ray source development areas include smaller footprint linear accelerators, improvements to tube life and tube stability, reductions of tube noise, and tube designs that will enable OEMs to continue to reduce dose delivered and improve image resolution, cost effectively. Research in digital detector imaging technology is aimed at developing new panel technologies (such as photon counting) with better dose utilization, improved image quality and materials discrimination, lower product costs, and new image processing tools for advanced applications.

    One of our competitive advantages is that some of the foundational technologies and software components developed for medical applications may also be applicable in industrial components, and vice versa. In addition to these product development synergies, we are also able to realize sourcing, production, service center, and logistics synergies across the different products and business lines.
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
Government Regulation
U.S. Regulations
    Laws governing marketing of medical devices. In the United States, as a manufacturer and seller of medical devices and devices emitting radiation or utilizing radioactive by-product material, we and some of our suppliers and distributors are subject to extensive regulation by federal governmental authorities, such as the U.S. Food and Drug Administration (the “FDA”), the Nuclear Regulatory Commission (“NRC”), and state and local regulatory agencies, to ensure the devices are safe and effective and comply with laws governing products that emit, produce, or control radiation. Similar international regulations apply overseas. These regulations, which include the U.S. Food, Drug and Cosmetic Act (the “FDC Act”) and regulations promulgated by the FDA, govern, among other things, the design, development, testing, manufacturing, packaging, labeling, distribution, import/export, sale and marketing, and disposal of medical devices, post market surveillance, and reporting of serious injuries and death, repairs, replacements, recalls, and other matters relating to medical devices, radiation emitting devices, and devices utilizing radioactive by-product material. State regulations are extensive and vary from state to state. Our X-ray tube products, imaging workstations, and flat panel detectors are considered medical devices. Under the FDC Act, each medical device manufacturer must comply with quality system regulations that are strictly enforced by the FDA.
    Unless an exception applies, the FDA requires that the manufacturer of a new medical device or a new indication for use of, or other significant change in, an existing currently marketed medical device obtain 510(k) pre-market notification clearance before it can market or sell those products in the United States. The 510(k) clearance process can be time consuming, costly, and uncertain, and in the case of modification to an existing device, may require the manufacturer to cease marketing and recall the product until 510(k) clearance is obtained. Most of our products are non-classified or Class I medical devices, which do not require 510(k) clearance.
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
    The sale of medical devices, the referral of patients for diagnostic examinations and treatments utilizing such devices, and the submission of claims to third-party payors (including Medicare and Medicaid) seeking reimbursement for such services, are subject to various federal and state laws pertaining to anti-kickbacks and healthcare “fraud and abuse.”
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
    A number of countries, including the members of the EU, have implemented or are implementing regulations that would require manufacturers to dispose, or bear certain disposal costs, of products at the end of a product’s useful life and restrict the use of some hazardous substances in certain products sold in those countries. These regulations could impose future costs on the Company.
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
Anti-Corruption Laws and Regulations
    We are subject to the U.S. Foreign Corrupt Practices Act and anti-corruption laws, and similar laws in foreign countries, such as the U.K. Bribery Act of 2010 and the law “On the Fundamentals of Health Protection in the Russian Federation”. In general, there is a worldwide trend to strengthen anti-corruption laws and their enforcement, and the healthcare industry and medical equipment manufacturers have been particular targets of these investigation and enforcement efforts. Any violation of these laws by us or our agents or distributors could create substantial liability for us, subject our officers and directors to personal liability and also cause a loss of reputation.
    In 2023, China launched a national anti-corruption campaign directed at the healthcare industry, designed to rectify unethical practices related to services and procurement in the Chinese healthcare industry. The anti-corruption campaign has had a broad-based impact on the healthcare industry in China and contributed to lower sales in our Medical business during fiscal year 2024. While the anti-corruption campaign negatively impacted Medical sales during fiscal year 2024, we remain optimistic about China in the longer-term and support efforts to eradicate corruption.
    Transparency International’s 2023 Corruption Perceptions Index measured the degree to which public sector corruption is perceived to exist in 180 countries/territories around the world and found that over two-thirds of the countries in the index, including many that we consider to be high-growth areas for our products, such as China and India, scored below 50, which strongly indicates they have significant corruption issues. We currently operate in many countries where the public sector is perceived as being more or highly corrupt and our strategic business plans include expanding our business in regions and countries that are rated as higher risk for corruption activity by Transparency International.
    Increased business in higher-risk countries could subject us and our officers and directors to increased scrutiny and increased liability. In addition, becoming familiar with and implementing the infrastructure necessary to comply with laws, rules and regulations applicable to new business activities and mitigating and protecting against corruption risks could be quite costly. Failure by us or our agents or distributors to comply with these laws, rules and regulations could delay our expansion into high-growth business areas and could materially and adversely affect our business.
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
    International sales of certain of our Linatron® X-ray accelerators are subject to U.S. export licenses that are issued at the discretion of the U.S. government. Orders and revenues for our security and inspection products have been and may continue to be unpredictable as governmental agencies may place large orders with us or with our customers over a short period of time and then may not place additional orders until complete deployment and installation of previously ordered products. Furthermore, tender awards in this business may be subject to challenge by third parties, as we have previously encountered, which can make the conversion of orders to revenues unpredictable for some security and inspection products. We experienced strong sales of our Linatron® X-ray accelerators for border protection applications in fiscal year 2024. While we anticipate some contraction, we expect demand to remain solid in fiscal year 2025.
    In recent years, our business, particularly in China, has been impacted by the United States-China trade war in the following ways, among others: (1) importing raw materials from China to the United States has become more expensive, (2) importing raw materials and sub-assemblies from the United States to China has become more expensive, and (3) importing finished United States manufactured products into China has become more difficult and expensive and (4) increasing competitive pressures domestically and globally versus our Asian- and European-based competitors who may not have been as impacted by the trade war. While the governments of both the United States and China have granted tariff exclusions that temporarily eliminate the additional duties payable for specific commodities, providing partial relief, these exclusions are temporary and/or must be solicited and approved on a shipment-by-shipment basis. There is no guarantee that such exclusions will be granted or extended by either government, and the U.S. tariff exclusions are set to expire on May 31, 2025, unless extended. In order to mitigate the impact of tariffs on materials imported from China, we have implemented changes to secure more non-China sources of materials used to manufacture our X-ray imaging products. To help mitigate the impact of tariffs on materials imported to China, and to be closer to our global customer base, we continue to expand manufacturing capabilities at our facilities in China, Germany, the Netherlands, the Philippines and India. We have also implemented local sourcing strategies to offer local content. This local-for-local strategy has been well received by both our local customers as well as global OEMs, and acts as a natural hedge against trade wars and other potential supply chain disruptions. Our mitigation efforts could prove less effective than anticipated if, as a result of the recent U.S. elections, the United States or China impose higher tariffs on one another or other events, such as increasing tensions between China and Taiwan, lead to worsening trade relations between China and the United States.
Intellectual Property
    We place considerable importance on obtaining and maintaining patent, copyright and trade secret protection for significant new technologies, products and processes, because of the length of time and expense associated with bringing new products through the development process and to the marketplace.
    We generally rely on a combination of patents, copyrights, trademarks, trade secret and other laws, and contractual restrictions on disclosure, copying and transferring title, including confidentiality agreements with vendors, strategic partners, co-

developers, employees, consultants and other third parties, to protect our proprietary rights in the developments, improvements and inventions that we have originated and which are incorporated in our products or that fall within our fields of interest. As of September 27, 2024, we own approximately 230 patents issued in the United States, approximately 410 patents issued throughout the rest of the world and have approximately 160 patent applications pending with various patent agencies worldwide. The patents issued expire between 2024 and 2042. We intend to file additional patent applications as appropriate. We have trademarks, both registered and unregistered, that are maintained and enforced to provide customer recognition for our products in the marketplace. We also have agreements with third parties that provide for licensing of patented or proprietary technology, including royalty-bearing licenses and technology cross-licenses. These licenses generally can only be terminated for breach. See Item 1A. “Risk Factors - Risks Relating to our Intellectual Property and Information Systems.”
    In conjunction with the January 2017 separation from Varian Medical Systems, Inc. ("Varian"), we entered into an Intellectual Property Matters Agreement with Varian, pursuant to which, among other things, we each granted the other licenses to use certain intellectual property. Varian was subsequently acquired by Siemens in April of 2021.
Environmental Matters
    Our operations and facilities, past and present, are subject to environmental laws, including laws that regulate the handling, storage, transport and disposal of hazardous substances. Certain of those laws impose cleanup liabilities under certain circumstances. In connection with those laws and certain of our past and present operations and facilities, we are obligated to indemnify Varian for 20% of the cleanup liabilities related to prior corporate restructuring activities while a division of Varian and fully indemnify Varian for other liabilities arising from the operations of the business transferred to it as part of those activities. Those include facilities sold as part of Varian’s electron devices business in 1995 and thin film systems business in 1997. The U.S. Environmental Protection Agency (“EPA”) or third parties have named Varian as a potentially responsible party under the amended Comprehensive Environmental Response Compensation and Liability Act of 1980 (“CERCLA”), at sites to which Varian or the facilities of the businesses sold in 1995 and 1997 were alleged to have shipped waste for recycling or disposal (the “CERCLA sites”). We anticipate that we will be obligated to reimburse Varian for 20% of the liabilities of Varian related to these CERCLA sites (after adjusting for any insurance proceeds). As of September 27, 2024, we had an existing environmental liability of approximately $3.9 million, net of expected insurance proceeds, related to the CERCLA sites.
Working Capital
    Our working capital needs and our credit practices are comparable to those of other companies manufacturing and selling similar products to similar customers. We endeavor to carry sufficient levels of inventory to meet the product delivery needs of our customers. We also provide payment terms to customers in the normal course of business. The product warranty obligations contained in our standard terms and conditions typically range from 12 to 24 months, depending on the product.
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
    As of September 27, 2024, we had approximately 2,300 full-time equivalent employees worldwide. None of our employees based in the United States are unionized or subject to collective bargaining agreements. Employees based in some foreign countries may, from time to time, be represented by works councils or unions or subject to collective bargaining agreements. We consider our relations with our employees to be good.
    As part of our people management strategy, we monitor employee morale and our reputation. To better understand how to measure the effectiveness of our people management strategy, and to establish a baseline understanding of employee loyalty and retention, we solicit feedback from our employees through employee satisfaction and other surveys. The results of these surveys are analyzed, and we hold meetings with employees to share and discuss areas of improvement. We believe this is a useful process to inform how future decisions are made in order to improve employee morale and engagement.
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
    Approximately 91% of our eligible employees participate in our 401(k) plan. In addition, in an effort to further align the interests of eligible employees with our stockholders, we have an equity-based incentive plan that provides for the grant of nonqualified stock options, restricted stock units, performance units and other equity-based awards to directors, officers and other eligible employees. Additionally, to create performance incentives and to encourage share ownership by our employees, we have an employee stock purchase plan, which enables eligible employees to purchase our common stock at a discount through payroll contributions.
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
Diversity and Inclusion
    As one of our values states, “we embrace equality,” and we are committed to a diverse and inclusive workplace that is respectful to all. Some of our initiatives include establishing a global employee resource group to drive advocacy and inclusion; providing internships with a focus on building science, technology, engineering, and mathematics ("STEM") programs, regularly analyzing pay equity, and engaging in on-campus events that increase our exposure to diverse populations to promote diversity in our hiring. We have policies that forbid discrimination and harassment, and we expect our teams to conduct themselves ethically at all times in accordance with Varex’s Code of Conduct.
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
    Sunny S. Sanyal, 60, has served as President, Chief Executive Officer, and Director since January 2017. Prior to the separation of Varex from Varian, Sunny served as senior vice president and president of Varian’s Imaging Components business for Varian since February 2014. Prior to joining Varian in 2014, Sunny was chief executive officer of T-System, a privately held company providing information technology solutions and services to hospitals and urgent care facilities. He also served as president of McKesson Provider Technologies, where he led the company to significant business expansion with its clinical software, medical imaging technology, and services solutions. Sunny has held executive positions at GE Healthcare, Accenture, and IDX Systems. He received a Master of Business Administration ("MBA") from Harvard Business School, a Master of Science in industrial engineering from Louisiana State University, and a Bachelor of Engineering in electrical engineering from the University of Bombay.
    Shubham Maheshwari, 53, has served as Chief Financial Officer ("CFO") since July 2020. Shubham (Sam) joined Varex from SiFive, Inc., a leading provider of hardware and software solutions for developing RISC-V based processors and semiconductor chips, where he served as CFO. Before SiFive, Sam served for six years as CFO, and later as CFO and COO, of Veeco Instruments Inc. (Nasdaq: VECO), a manufacturer of semiconductor process equipment. Previous notable positions include Senior Vice President, Finance for semiconductor company Spansion, Inc., where he helped lead the company through its restructuring and IPO in 2010, and more than 10 years in various senior positions, including Vice President of M&A and Corporate Controller, at KLA-Tencor Corp., a global semiconductor equipment company. Sam holds an MBA in Finance from Wharton, and a bachelor’s degree in chemical engineering from the Indian Institute of Technology, Delhi.
    Kimberley E. Honeysett, 53, has served as Chief Legal Officer since February 2022 and as Senior Vice President, General Counsel, and Corporate Secretary since January 2017. Prior to the separation of Varex from Varian, Kim served as vice president and assistant general counsel and assistant corporate secretary for Varian, where she advised Varian’s Board of Directors, executive management and corporate functions, including business development, investor relations, human resources, information technology and was responsible for corporate governance, general compliance matters, litigation and global subsidiary governance. Prior to joining Varian in 2005, Kim served as group director, legal affairs at Siebel Systems, Inc., an enterprise software company, and as an associate with the law firm Brobeck, Phleger & Harrison LLP. Kim holds a juris doctor degree from Cornell Law School and a bachelor’s degree in communications from the University of California, Los Angeles.
    Karen Aranki, 50, has served as Chief Human Resources Officer since March 2023. Prior to joining the Company, Karen was the Global VP of HR and Communications at Honeywell Aerospace, where she worked for 16 years, including 8 years in senior human resources positions. Karen has over 22 years of experience in global human resources management, with notable expertise in the semiconductor and transportation industries driving program management, and employee engagement, through voice of employee actions and communications, community outreach, and management capability development. She is Six Sigma Green Belt certified in the use of lean tools and methodologies to improve processes, solve quality problems, and lead projects. Karen earned a Masters Degree in Labor Relations and Human Resources Management, and a Bachelor of Art degree in International Relations both from Michigan State University.
    Andrew Hartmann, 62, has served as Senior Vice President and General Manager - Detectors since April 2023 and previously as Senior Vice President, Medical Sales & Marketing since July 2018. Prior to joining Varex he worked for a number of leading OEMs in various leadership roles, most recently as General Manager of the X-ray and Ultrasound Business for Carestream Health, Inc., a worldwide provider of X-ray imaging systems, from April 2012 to June 2018. Prior to Carestream, Andrew worked for Siemens Medical Solutions USA, Inc. (Siemens Healthineers), a leading medical technology company, in sales and marketing roles both domestically in the United States and internationally for Siemens’ ultrasound business. Prior to Siemens, he held leadership roles at Acuson Corp. (subsequently acquired by Siemens), including General Manager for Acuson’s Australia and New Zealand business. Andrew received a Master of Business Administration (“EMBA”) from Ashridge Business School in London, United Kingdom, and received a diploma in electronics from Sydney Technical College in Australia.
    Mark S. Jonaitis, 63, has served as Senior Vice President and General Manager - X-Ray Sources since January 2017. Prior to the separation of Varex from Varian, Mark served in various management positions at Varian, including most recently as vice president and general manager, X-ray Tube Products and global manufacturing. Mark joined Varian’s predecessor, Varian Associates, in 1983, where he served in various product and engineering positions. Mark received his Bachelor of Science in physics from the University of Utah.
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
    We had one customer during fiscal year 2024 that accounted for 18% of our revenue. Our ten largest customers as a group accounted for approximately 53%, 51% and 52% of our revenue for fiscal years 2024, 2023 and 2022, respectively. Because we often take significant time to replace lost business, in the past our operating results have been, and in the future it is likely that our operating results would be, materially and adversely affected if one or more of our major OEM customers were to cancel, delay, or reduce orders.
    Furthermore, we generate significant accounts receivables from the sale of our products and the provision of services directly to these customers. One customer accounted for 9.5% of our accounts receivables as of September 27, 2024. If one or more of these customers were to cancel a product order or service contract, become insolvent, or otherwise be unable or fail to pay for our products and/or services in a timely manner, our operating results and financial condition could be materially and adversely affected.
Customer-driven changes in order forecasts is a frequent occurrence that has created and continues to create challenges for us in accurately predicting the demand or delivery schedules for our products.
    End-user product demand, economic uncertainties, the impact of pandemic diseases, natural disasters, armed conflict, geopolitical tensions, possible legislative, tariffs, and policy reforms as a result of the recent U.S. elections, including reactionary responses to such changes from other nations, particularly China, potential social unrest and uncertainty resulting therefrom, government actions (for example, the Chinese government initiated anti-corruption investigations related to its healthcare industry), and other matters beyond our control, make it difficult for our customers to accurately forecast and plan future business activities, which makes it difficult for us to accurately predict demand or delivery schedules for our products. Because the manufacture of our products requires some lead-time, changes in customer purchasing forecasts have previously resulted in excess inventory and slowdowns in sales, which are likely to occur again in the future. Changes to customer forecasts can occur on short notice, as our customers face inherent competitive issues, new product introduction delays, and our business and regulatory risks. Our agreements for imaging components contain purchasing estimates that are typically based on our customers’ forward-looking forecasts rather than firm commitments, and actual purchasing volumes under the agreements may vary significantly from these estimates. The variation from forecasted purchasing volume may be due, in part, to the increasing life of X-ray tubes, which can result in reduced demand for replacement X-ray tubes in ways we may not be able to accurately forecast. Reductions in purchasing patterns have in the past, and may in the future, materially and adversely affect our operating results.
We compete in highly competitive industries, and we are subject to pricing pressures and other factors that have in the past and may in the future result in margin erosion and loss of customers.
    We compete in industries characterized by rapidly evolving technology, intense competition and pricing pressure. We often compete with companies that have greater financial, marketing and other resources than us. Some of the major diagnostic imaging systems companies, which are the primary OEM customers for our X-ray imaging components, also manufacture X-ray imaging components, including X-ray tubes and flat panel detectors, for use in their own imaging systems products. We have experienced, and may in the future experience, decreased sales of our products to these customers if they manufacture a greater percentage of their components in-house or purchase components from external sources other than us, which has had and may in the future have an adverse effect on our business and results of operations. We have in the past made price and other concessions to maintain existing customers and attract new customers, and may have to make additional price concessions in the future.
    In addition, we compete against other stand-alone, independent X-ray tube manufacturers for both the OEM business of major diagnostic imaging equipment manufacturers and the independent servicing business for X-ray tubes. The flat panel detectors industry is also very competitive, and we face intense competition from over a dozen smaller competitors. In our Industrial industry, we also compete with other OEM suppliers primarily outside of the United States. Some of our competitors outside of the United States may have resources and support from their governments that we do not, such as preferences for local manufacturers, and may not be subject to the same trade compliance regulations as us.
    Our competitors are not all subject to the same standards, regulatory and/or other legal requirements to which we are subject and, therefore, they could have a competitive advantage in developing, manufacturing, and marketing products and services. Any inability to develop, gain regulatory approval for, and supply commercial quantities of competitive products to existing and potential customers as quickly and effectively as our competitors could limit acceptance of our products and negatively and materially affect our pricing, sales, revenues, market share, and gross margins and our ability to maintain or increase our operating margins.
Our success depends on meeting our customers' needs and demands.
    To be successful, we must anticipate our customers’ needs and demands, as well as potential shifts in preferences. If we are unable to anticipate these needs and demands, or the mix of products requested by our customers changes from what we expect, our revenue, margins, and financial results could be adversely affected. When the U.S. Dollar is strong compared to the operating currencies of our international customers, our ability to meet such customers’ pricing expectations is particularly challenging and may result in erosion of revenues, product margin, and/or market share or other concessions on business terms.
    In addition, certain costs, including installation and warranty costs, associated with new products have been, currently are, and may in the future be proportionately greater than the costs associated with existing products and have or may therefore disproportionately, materially, and adversely affect our gross and operating margins. We may also experience lower margins due to increased commodities prices, and inadequate transfer pricing favoring sales to third parties over internal sales. If we are unable to lower these costs over time, our operating results could be materially and adversely affected. Some of the electronic components and integrated circuits used in our flat panel detectors are susceptible to discontinuance and obsolescence risks, which may force us to incorporate newer generations of these components, resulting in unplanned additional R&D expenses, delays in the launch of new products, supply disruptions, or inventory write-downs. Further, using aging production equipment might hamper our capacity to innovate to meet customers’ needs and demands and stay competitive. Failure to develop and adopt artificial intelligence ("AI") technology could also hinder our competitiveness and growth potential. We may also experience challenges in developing and implementing effective product and sales strategies, leading to missed opportunities and customer dissatisfaction.
Our success depends on the successful development, introduction, and commercialization of new generations of products and enhancements to or simplifications of existing product lines.
    We operate in business segments characterized by rapid change and technological innovation. Our customers use our products in their medical diagnostic, security, and industrial imaging systems, and we must continually introduce new products at competitive prices while also improving existing products with higher quality, lower costs, and increased features. We and our joint ventures have in the past spent, and in the future may need to spend, more time and money than we expect to develop, market, and introduce new products, product enhancements, and technologies. Even if we succeed in introducing new products, enhancements, or technologies as soon as expected, if at all, potential customers may not accept or purchase these new products, enhancements, or technologies, and we may not be able to recover all or a meaningful part of our investment. Once introduced, new products may materially and adversely impact sales of our existing products or make them less desirable or even obsolete, which could materially and adversely impact our revenues and operating results.
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
    Revenues generated from customers located outside the United States accounted for approximately 68%, 69%, and 69% of our total revenues during fiscal years 2024, 2023, and 2022, respectively. We intend to continue to expand our presence internationally and expect to expend significant resources in doing so. Our future results could be impacted by a variety of factors, including:
•currency fluctuations, and in particular the strength of the U.S. Dollar, which is our functional and reporting currency;
•political and economic instability, including the possibility of civil unrest, terrorism, mass violence, armed conflict, or pandemic diseases, which may among other things, impact our operations and business access;
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

•imposition of burdensome governmental regulations, including changing laws and regulations with respect to collecting and maintaining personally identifiable data;
•governmental imposition of additional taxes, tariffs, global economic sanctions programs, or other restrictions on foreign trade; and
•compliance with export laws and requirements.
    Some of our locations expose us to higher security risks, which could result in both harm to our employees and contractors or substantial costs. Some of our services are performed in or adjacent to high-risk locations where the country or location and surrounding area experience political, social, or economic turmoil, war or civil unrest, or high levels of criminal or terrorist activities. In those locations where we have employees or operations, we may incur substantial costs to maintain the safety of our personnel, and we may suffer the loss of employees and contractors, which could harm our business, reputation, and operating results.
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
    We participate in joint ventures and other investments in privately held and publicly traded companies. For example, we hold a 40% ownership interest in dpiX LLC, our major supplier of our amorphous silicon-based thin film transistor arrays for flat panels used in our digital image detectors, a 50% interest in VEC Imaging GmbH & Co. KG ("VEC"), a joint venture formed to develop technology for use in X-ray imaging components, a 75% interest in Varex Imaging Arabia LLC, a joint venture in Saudi Arabia and a minority interest in another X-ray imaging components technology company. These and other investments are subject to risk of loss of investment capital as well as losses associated with contributed or jointly developed intellectual property, or intellectual property developed at or about the same time as these investments. These types of investments are inherently risky, in some instances because customer demand and sales for the technologies or products under development may never materialize, may develop more slowly than expected, or may underperform relative to our expectations. If these companies do not succeed, we could lose or be required to write down some or all of our investment in these companies. As discussed in the risk factor "Legal proceedings may materially and adversely affect our business, results of operations, or cash flows", we may incur significant time, management resources, and costs to enforce our rights, protect our intellectual property and other assets, address disputes or legal claims that have arisen, are ongoing, or may arise in the future, and/or unwind, dispose of or terminate our arrangements with respect to these joint ventures and/or investments. There is no guarantee that the time and money invested by us in developing these projects, intellectual property, or product or product enhancements, will yield the expected returns on the anticipated timeline or at all.
Legal proceedings may materially and adversely affect our business, results of operations, or cash flows.
    From time to time, we are a party to or otherwise involved in legal proceedings, claims, government inspections, audits or investigations, and other legal matters, both inside and outside the United States, arising in the ordinary course of our business or otherwise. Such proceedings are often lengthy, subject to significant uncertainty and may be expensive, time consuming, and disruptive to our operations. For these and other reasons, we may choose to settle legal proceedings and claims, regardless of their actual merit. If a legal proceeding were to be ultimately resolved against us, we may be required to pay damages or fines, some of which may be in excess of our insurance coverage, or may require us to change our business practices, which could materially and adversely impact our business, results of operations, or cash flows.

    Our subsidiary Varex Imaging Deutschland AG ("Varex Germany") holds a 50% interest in VEC. In August 2023, February 2024, and August 2024, the partners to the VEC joint venture filed judicial proceedings in Germany against one another disputing the validity of shareholder resolutions passed in January 2023, January 2024, and August 2024, respectively. Each party is, in effect, seeking to have the other party’s managing director(s) removed and to exclude the other party from the joint venture. If either party is successful, the prevailing party would be required to purchase the non-prevailing party’s interest in the joint venture for an amount equal to 75% of the fair market value thereof, which amount is in dispute. In addition, in June 2024, Varex Germany filed an action in Germany for a (negative) declaratory judgment and an injunction against business damaging statements made by certain third parties, and in August 2024 and October 2024 Varex Germany and Varex Imaging Corporation filed additional lawsuits in Germany and the United States relating to intellectual property matters, breach of contracts and other matters. These disputes, including any determinations not in Varex Germany’s favor, have diverted, are diverting, and could in the future divert management’s attention, increase our costs, and otherwise adversely impact our business, results of operations, or cash flows.
    Our subsidiary Varex Imaging International AG holds a 75% interest in Varex Imaging Arabia LLC. We currently have an ongoing dispute with our joint venture partner relative to the operation of the joint venture. This dispute could divert management's time, attention, increase our costs, and otherwise adversely impact our business, results of operations, or cash flows.
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
    We maintain limited product liability insurance coverage. Our product liability insurance policies are expensive and have high deductible amounts and self-insured retentions. Our insurance coverage may prove to be inadequate, and future policies may not be available on acceptable terms or in sufficient amounts, if at all. If a material claim is not insured or is in excess of our insurance coverage, we may have to pay substantial damages, which could have a material and adverse effect on our financial position and/or results of operations.
Risks Relating to the Manufacture of our Products
Supply chain disruptions, including the loss of a supplier, and any inability to obtain raw materials or supplies of important components due to inflation have impacted our ability to manufacture products, have caused delays in our ability to deliver products, and have increased our costs and may continue to do so.
    Inflation and supply chain disruptions have had, and could in the future have, an impact on our ability to manufacture certain products. Any rise in future inflation has the potential to increase our overall cost structure, and sustained inflation has resulted in, and may continue to result in, higher interest rates and capital costs, increased shipping costs, supply shortages, increased costs of labor, weakening exchange rates, and other similar effects.
    Material shortages and delays due to inflation and other constraints have caused, and could in the future cause, us to temporarily stop production of certain products or miss opportunities to pursue additional sales of some products. We require certain raw materials, such as copper, nickel, silver, gold, lead, tungsten, iridium, rhenium, molybdenum, rhodium, niobium, zirconium, beryllium, and various high grades of steel alloy for X-ray tubes and industrial products. Worldwide demand, availability, and pricing of these raw materials have been volatile. If we are unable to obtain the materials necessary to make certain products without unreasonable delay, our customers may seek alternative suppliers or decide to in-source certain products or if we must pay more for certain materials, it could reduce our profit margin or otherwise have a material adverse effect on our business and financial results. Further, our competitors with greater financial resources may be better able to restructure their manufacturing and supply chains in response to geopolitical and economic trends and thereby have a competitive advantage over us.

    We obtain some of the components included in our products, such as transistor arrays, cesium iodide coatings and specialized integrated circuits for flat panel detectors, X-ray tube targets and windows, housings, glass frames, high-voltage cable, bearings, and various other components, from a limited group of suppliers or from sole-source suppliers. If our suppliers cease producing these or other components, prioritize other customers, fail to provide products on our delivery timelines, or become unable to continue operations, we may be unable to obtain the components from other suppliers on reasonable terms or at all, and this could materially and adversely affect our business and financial results.
    Furthermore, we may be required to obtain and qualify one or more replacement suppliers or to manufacture the components internally. Such an event could (1) require us to redesign or modify our products to incorporate new parts and/or further require us to obtain clearance, qualification, or certification of these products, including by the FDA, or obtain other applicable regulatory approvals in other countries, (2) significantly increase costs for the affected products, (3) cause material delays in the delivery of affected and other related products, or (4) prevent us from meeting our delivery obligations to our customers.
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
Demand for our security, industrial, and inspection products tend to be unpredictable, leading to volatility in our revenues and earnings.
    The demand for our security and inspection products is heavily influenced by United States and foreign governmental policies on national and homeland security, border protection, and customs activities, which depend upon levels of government employment, government debt, and government budgets and appropriations that are subject to economic conditions, political changes, and oil prices. Even when government budgets and appropriations levels, economic and political conditions, and oil prices are favorable it is difficult to predict when governments may issue requests for bids, complete their bid process and award tenders, which tends to lead to volatility in our revenues and earnings.
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
    We file applications as appropriate for patents covering new products and manufacturing processes. We cannot provide assurance, however, that patents will be issued from any of our pending or future patent applications or that our current patents, the claims allowed under our current patents, or patents for technologies licensed to us will be sufficiently broad to protect our technology position against competitors. We also jointly develop intellectual property with third parties and seek to protect our rights to such intellectual property through licenses and other contractual arrangements.

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
    There is a substantial amount of litigation over patent and other intellectual property rights in the industries in which we compete. Our competitors, like companies in many high technology businesses, continually review other companies’ activities for possible conflicts with their own intellectual property rights. In addition, non-practicing entities may review our activities for conflicts with their patent rights. From time to time, we have received notices from parties asserting infringement, and we have been subject to lawsuits alleging infringement of patent or other intellectual property rights. In addition, from time to time we have entered, and in the future we may enter, into agreements that require us to indemnify our customers for intellectual property infringement, which agreements could subject us to liability. Legal disputes relating to intellectual property have occurred, are occurring, and may occur in the future. Any dispute regarding patents or other intellectual property, including with respect to breaches of licensing agreements or other contractual arrangements, could be costly and time consuming and could divert our management and key personnel from our business operations. We may not prevail in a dispute. We do not maintain insurance for intellectual property infringement, so costs of defense, whether or not we are successful in defending an infringement claim, will be borne by us and could be significant. If we are unsuccessful in defending or appealing an infringement claim or claims alleging other contractual breaches, we may be subject to significant damages, and our combined financial position, results of operations, or cash flows could be materially and adversely affected. We may also be subject to injunctions against development and sale of our products, the effect of which could be a material reduction of our revenues. Additionally, as we expand our manufacturing capabilities outside of the United States, more of our intellectual property may be held in jurisdictions that lack robust intellectual property protections, which may make it harder for us to adequately protect our intellectual property.
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
    As a component manufacturer, our products are integrated into the systems and products of our OEM customers. If the United States, China or other countries levy new or increase existing tariffs, import restrictions, duties or other additional taxes or restrictions on our customers' products, the demand for such products, and our components included in such products, could decrease, which could have a material adverse effect on our business. Uncertainty over tariffs and trade wars could also cause our customers to delay or cancel orders for our products.
    In the past, the United States has imposed tariffs on items imported from China and other countries that are incorporated into our products. Tariffs on these items have increased our costs and prices and lowered gross margins on some of our products, thereby having a direct adverse impact on our business and results of operations. China has also imposed retaliatory tariffs that impact a number of our products, including United States origin X-ray tubes, heat exchange units, and certain flat panel detectors. These tariffs have increased our customers’ costs for products imported into China, which has caused us to make, and may in the future require us to make, price concessions on some products and has caused, and may in the future cause, some customers to stop purchasing our products.
    Tariffs could limit our ability and our customers' ability to compete in China, which could cause our long-term prospects in China to suffer. The imposition of additional tariffs by the United States could result in the adoption of additional tariffs by China and other countries, as well as further retaliatory actions by any affected country, which could negatively impact global imaging equipment sales and could have a significant adverse effect on our business.
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
    In addition to tariffs, China’s stated policy of reducing its dependence on foreign manufacturers and technology companies may result in reduced demand for our products and our customers' products in China, which could have a material adverse impact on our business, results of operations and financial position. There are risks that the Chinese government may, among other things, require the use of local suppliers, compel companies that do business in China to partner with local companies to conduct business, or provide incentives to government-backed local customers to buy from local suppliers rather than companies like ours, all of which could adversely impact our business, results of operations and financial position.
    Any of the foregoing factors could require us to reconsider our current operating model, including whether we can continue to operate in specifically impacted locations, or if we need to relocate or otherwise restructure existing operations. Such changes may require us to invest significant additional capital we had anticipated using for other purposes such as expanding existing operations, entering new markets, or paying down debt. Diversion of these funds from their anticipated uses could adversely impact our business, results of operations, financial position, and our ability to pay down or restructure our existing debt.
    The Chinese government investigations into corruption in its healthcare industry is ongoing. This has had a broad-based impact on the healthcare industry in China and slowed sales of healthcare products there. As a result, our sales in China have also slowed. We currently anticipate the campaign to continue at least through the end of fiscal year 2025, and this could continue to adversely impact revenues in our China business.
    Increasing tensions between countries, such as China and Taiwan, as well as local conflicts including the Ukraine-Russia war and the ongoing conflict in Israel and Gaza may lead the United States and/or other countries to impose new tariffs and sanctions or strengthen existing tariffs and sanctions, enact boycotts and embargoes, and otherwise seek to limit or stop the flow of goods to or from involved countries. In the past such actions both in China and Russia, have caused, and could in the future cause, significant disruptions in the regions and industries we serve and in our supply chain, as well as decrease demand from customers for the ultimate products using our solutions and materially harm our business, financial condition, and result of operation. We have experienced this both in China and Russia.

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
    In addition, we are required to timely file various reports with international regulatory authorities similar to the reports we are required to timely file with United States regulatory authorities, including reports required by international adverse event reporting regulations. If these reports are not timely filed, regulators may impose sanctions, including temporarily suspending our market authorizations or CE mark, and sales of our products may suffer as a result.
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
    Generally, our manufacturing operations for medical devices, and those of our third-party manufacturers, are required to comply with the QSR of the FDA, as well as other federal and state regulations for medical devices and radiation-emitting products. Failure to respond in a timely manner to a warning letter or any other notice of noncompliance with applicable regulations and/or procedures and to promptly come into compliance could result in the FDA bringing an enforcement action, which could include the total shutdown of our production facilities, denial of importation rights to the United States for products manufactured in overseas locations, adverse publicity, and criminal and civil fines. The expense and costs of any corrective actions that we may take, which may include product recalls, product correction, removal of products from customer sites, or changes to our product manufacturing and quality systems, could materially and adversely impact our financial results and may also divert management resources, attention, and time. Additionally, if a warning letter were issued, customers could delay purchasing decisions or cancel orders, and we could face increased pressure from our competitors, who could use the warning letter against us in competitive sales situations, either of which could materially and adversely affect our reputation, business, and stock price.
    We produce some products that are classified as "Class II" devices subject to 510(k) pre-market notification clearance. A new medical device or a new indication for use of, or other significant change in, any such products, or the development of a new Class II device would require us to obtain a new 501(k) clearance before we could market or sell those products in the United States. We cannot ensure that the FDA will agree with our decisions not to seek additional approvals or clearances for particular modifications to our products or that we will be successful in obtaining new 510(k) clearances for new products or for modifications to existing products. Obtaining clearances or approvals is time consuming, expensive, and uncertain. Furthermore, even if we are granted regulatory clearances or approvals, they may include significant limitations on the indicated uses of the product, which may limit the potential customers for the product. If we are unable to obtain required FDA clearance or approval for a product or are unduly delayed in doing so, or the uses of that product were limited, our business could suffer.
    We are required to timely file various reports with the FDA, including reports required by the medical device reporting regulations (“MDRs”), that require we report to regulatory authorities if our devices may have caused or contributed to a death or serious injury, or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur. If we initiate a correction or removal of a device to reduce a risk to health posed by the device, we would be required to submit a publicly available correction and removal report to the FDA and, in many cases, similar reports to other regulatory agencies. This report could be classified by the FDA as a device recall, which could lead to increased scrutiny by the FDA, other international regulatory agencies, and our customers regarding the quality and safety of our devices. If these MDRs or correction and removal reports are not filed on a timely basis, regulators may impose sanctions, sales of our products may suffer, and we may be subject to product liability or regulatory enforcement actions, all of which could harm our business.
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

We sell certain X-ray tube products as replacements which are subject to medical device certification and product registration laws and regulations that vary by country and are subject to change, and we may be unable to receive registration approval or renewal of existing registrations.
    We market and distribute certain X-ray tubes through distributors and third-party/multi-vendor service organizations that are used as equivalent replacements for specific OEM tubes. We are subject to medical device certification and product registration laws, that vary by country and are subject to periodic reviews and changes by regulatory authorities in those countries. Certain of these local laws and regulations have the effect of serving as a barrier to trade and can be difficult to navigate predictably. In addition, certain countries where we sell our products require products to undergo re-registration if the product is altered in any significant way. These registration processes can be costly and time consuming, and customers may decide to purchase products from our competitors that do not have to be involved in a re-registration process. In addition, our inability to receive or renew product registrations may prevent us from marketing and/or distributing those particular products for replacement applications in the specific country.
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
    Anti-corruption laws and regulations. We are subject to the U.S. Foreign Corrupt Practices Act and anti-corruption laws, and similar laws in foreign countries, such as the U.K. Bribery Act. Any violation of these laws by us or our agents or distributors could create substantial liability for us, subject our officers and directors to personal liability, and cause a loss of reputation. We operate in many countries, including India and China, where the public sector is perceived as being corrupt. Our strategic business plans include expanding our business in regions and countries that are rated as higher risk for corruption activity by Transparency International e.V., an international non-profit that publishes an annual corruption perception index, which could subject us and our officers and directors to increased scrutiny and increased liability from our business operations. Becoming familiar with and implementing the infrastructure necessary to comply with laws, rules, and regulations applicable to new business activities and mitigating and protecting against corruption risks could be costly. Failure by us or our agents or distributors to comply with these laws, rules, and regulations could delay our expansion into high-growth areas and materially and adversely affect our business.
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
    Future changes in environmental laws could also increase our costs of doing business, perhaps significantly. Several countries, including some in the EU, now require medical equipment manufacturers to bear certain disposal costs of products at the end of the product’s useful life, thereby increasing its costs. The EU has also adopted directives that may lead to restrictions on the use of certain hazardous substances or other regulated substances in some of our products sold there. These directives, along with another that requires substance information to be provided upon request, could increase our operating costs by increasing the cost of maintaining our access to certain customers. All of these costs, and any future violations or liabilities under environmental laws or regulations, could have a material adverse effect on our business.
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
    As of September 27, 2024, our total combined indebtedness was approximately $446.6 million of principal, including $200.0 million of 4.00% Convertible Senior Unsecured Notes due 2025 (the "Convertible Notes") and $243.0 million of 7.875% Senior Secured Notes due 2027 (the “Senior Secured Notes”). For more information regarding our borrowings, see Note 9, Borrowings of the Notes to the Consolidated Financial Statements of this report.
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
•disadvantaged compared to competitors that may have proportionately less debt; or
•unable to compete effectively or to take advantage of new business opportunities.
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
    If our cash requirements in the future are greater than expected or our cash flow from operations is less than expected, our cash flow from operations may not be sufficient to repay all of the outstanding debt as it becomes due, and we may not be able to borrow money, sell assets, or otherwise raise funds on acceptable terms, or at all, to refinance our debt. Our Convertible Notes mature in June 2025, and the conversion price is currently significantly above the trading price of our common stock, so we currently anticipate we will need to refinance the Convertible Notes through a combination of borrowings under our Revolving Credit Facility and cash. Any future refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants which could further restrict our business operations. Additionally, the indenture relating to our Senior Secured Notes limits the use of the proceeds from any disposition of our assets. As a result, the indenture may prevent us from using the proceeds from such dispositions to satisfy our debt service obligations.
Our ability to continue to have the necessary liquidity to operate our business may be adversely impacted by a number of factors, and a deterioration of our results of operations and cash flow resulting from decreases in customer spending, could, among other things, impact our ability to comply with the consolidated fixed charge coverage ratio and the consolidated total net leverage ratio contained in our Revolving Credit Facility and Equipment Credit Facility.
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
    The Revolving Credit Facility and Equipment Credit Facility each contain a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00 and a maximum consolidated total net leverage ratio (the “CTNL Ratio”). For the period from March 26, 2024 to the fiscal quarter ending June 27, 2025, the CTNL Ratio may not exceed 4.25:1.00, for the period from the fiscal quarter ending September 26, 2025 to June 26, 2026, the CTNL Ratio may not exceed 3.75:1.00, and for the period from the fiscal quarter ending September 25, 2026 and thereafter, the CTNL Ratio may not exceed 3.50:1.00. Each ratio is tested on the last day of each fiscal quarter. Adverse developments in the economy in the past have led, and in the future could lead to reduced spending by our customers and end-users which could adversely impact our net sales and cash flow, which could affect our ability to comply with one or both of these ratios.

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
    Our future success depends on our ability to retain, attract, expand, integrate, and train our management team and other key personnel, such as qualified engineering, service, sales, marketing, manufacturing, and other staff. We compete for key personnel with other medical equipment and software manufacturers and technology companies, as well as universities and research institutions. We have observed a competitive labor market over the past several years, particularly in Utah, where unemployment rates are relatively low. As a result, compensation-related costs have increased and could continue to increase. Additionally, our United States-based employees, including our senior management team, work for us on an at-will basis, and there is no assurance that any such employees will remain with us. Replacing key employees may take an extended period of time, and to the extent we hire employees from competitors, we also may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information. Freezing new positions or terminating existing ones could hinder our ability to execute our strategic plan and achieve growth targets, resulting in long-term sacrifices for short-term gains. If we are unable to retain or hire and train qualified personnel, we may not be able to maintain or expand our business. Similarly, if we fail to adequately invest in leadership training and career development resources this could limit employee growth, lead to shortages of skilled personnel, hinder effective management and decision making, and hamper overall organizational success.
Item 1B. Unresolved Staff Comments
    None.
Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
    We depend on information systems and technology in many aspects of our business, including running our manufacturing operations and communicating among our employees, suppliers and customers. Such uses of information systems and technology give rise to cybersecurity risks, including risk of system disruption, security breach, ransomware, theft, and inadvertent release of information. We have a risk-based cybersecurity program and a dedicated team of cybersecurity professionals focused on protecting our data and information systems. These cybersecurity threats and related risks make it necessary for us to stay apprised of developments in the information security field, and dedicate resources on cybersecurity. With Board of Directors and Audit Committee oversight, as part of our annual enterprise-wide risk management process, we assess and manage the material risks associated with cybersecurity.
    To identify, assess, and manage material cybersecurity risks, our team uses a cybersecurity risk assessment process aligned with leading frameworks such as the Cyber Security Framework of the National Institute of Standards and Technology ("NIST") and the Center for Internet Security (“CIS”) Critical Security Controls. Our cybersecurity risk assessment program provides the underlying basis for the activities of our team to identify and mitigate risks from, as well as develop risk management and response strategies for, evolving and emerging cybersecurity threats.
    Our cybersecurity program includes a variety of processes to assess, identify and manage risks from cybersecurity threats arising from our own and third-party provided systems, including information security policies and procedures, simulation exercises, network and endpoint monitoring and detection tools, vulnerability management processes, risk assessments, third-party penetration testing and security requirements for our suppliers, vendors, and service providers. We have also engaged third parties to enhance and strengthen our cybersecurity program, to provide additional capabilities and support, and to provide periodic independent assessments and evaluations of our cybersecurity program, including through table top exercises to simulate responses to cybersecurity incidents, and other professional services.
    We also monitor and test our safeguards and train our employees on cybersecurity safeguards related to our information technology systems. Our employees are required to take periodic training on cybersecurity and data privacy, and we conduct regular phishing email simulations to enhance awareness and responsiveness to such possible threats. We carry information security risk insurance that provides protection against certain defined potential losses arising from a cybersecurity incident.
    In the event of a suspected incident, our incident response plan outlines the steps to be followed from incident detection to mitigation, recovery and notification, including notifying the head of our Information Technology department (“Head of IT”) and functional areas (e.g., legal and human resources) as appropriate. This includes processes for assessing such incidents for materiality, making required notifications, disclosures or communications and determining, among other things, whether any prohibition on the trading of our common stock by insiders should be imposed prior to the disclosure of information about a material cybersecurity event.

    We describe whether and how risks from identified cybersecurity threats have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, under Item 1A, “Risk Factors” in this Annual Report, which disclosures are incorporated by reference herein. In the last three fiscal years, we have not experienced any material cybersecurity incidents and the expenses we have incurred from cybersecurity incidents were immaterial. This includes penalties and settlements, of which there were none.
Cybersecurity Governance
    Our Board of Directors, both directly and through the delegation of responsibilities to the Audit Committee, is responsible for the oversight of risks from cybersecurity threats. At least annually, the Audit Committee receives an overview from management of our cybersecurity strategy, programs, and risk mitigation activities, as well as other developments and action items related to cybersecurity. In its meetings, the Audit Committee has the opportunity to discuss these matters with the head of our Information Technology department and other members of executive management. Members of the Board are also encouraged to engage in ad hoc conversations with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs.
    Our cybersecurity risk management and strategy processes are managed by the head of our Information Technology department, and our IT team is responsible for enterprise-wide informational technology, coordinating with various functions and business groups to ensure they are following best practices.
    The head of our Information Technology department, along with our cybersecurity program manager, are principally responsible for overseeing the risks related to cybersecurity. They are responsible for cybersecurity incident preparedness, approving cybersecurity processes, reviewing security assessments and other security-related reports, and providing the senior leadership with regular updates on cybersecurity-related matters. These team members combined have more than 39 years of experience in technology and information security risk management across a number of organizations, have multiple relevant technical and governance certifications, and are active in a number of cybersecurity related boards and organizations.
Item 2. Properties
    Our corporate headquarters is located in Salt Lake City, Utah, where we own approximately 37 acres of land and approximately 495,000 square feet of space used for manufacturing, administrative functions, and research and development for both our Medical and Industrial segments. We also own or lease 30 other facilities throughout North America, Europe, Asia, and India that comprise over 864,000 square feet of manufacturing facilities, warehouses, sales and service, research and development, and office space, which are used for our Medical and/or Industrial segments, depending on the location.
    In addition to our location in Salt Lake City, Utah, our other primary owned facilities are located in Las Vegas, Nevada; Franklin Park, Illinois; and Doetinchem, the Netherlands. Our Las Vegas, Nevada facility has approximately 5 acres of land and 94,000 square feet of space used for manufacturing, administrative functions, and research and development for our Industrial segment. Our Franklin Park, Illinois facility has approximately 6 acres of land and approximately 61,000 square feet of space used for manufacturing, administrative functions, and research and development for both our Medical and Industrial segments. Our Doetinchem, Netherlands facility is approximately 3 acres and has approximately 100,000 square feet of space used for manufacturing, engineering, administrative functions, and research and development for our Medical and Industrial segments.
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
    Since our inception, we have not paid any cash dividends and have no current plan to pay cash dividends on Varex common stock. As of November 14, 2024, there were approximately 1,234 holders of record of Varex common stock. This number does not include beneficial owners holding shares in "nominee" or "street" name.
    This graph shows the total return on VREX common stock for the five years ended September 27, 2024, with comparative total returns for the Russell 2000 Index (“RUT”) and the Dow Jones Medical Equipment Index (“DJUSAM”). The graph below assumes that $100.00 was invested on September 27, 2019 in our common stock and the companies listed in the RUT and the DJUSAM, as well as a reinvestment of dividends paid on such investments throughout the period.

September 2019 - September 2024
Index Value
1.75
1.5
1.25
1
0.75
0.5
0.25
09/19
04/20
10/20
03/21
10/21
04/22
09/22
03/23
09/23
03/24
09/24
Period Ending
VREX US
RUT
DJUSAM

Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
    The following discussion and analysis contain forward-looking statements relating to future events or our future financial or operating performance that involve risks and uncertainties, as set forth above under "Forward-Looking Statements." Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors described in this Annual Report on Form 10-K.
Our Business
    Varex Imaging Corporation is a leading innovator, designer and manufacturer of X-ray imaging components including X-ray tubes, flat panel and photon counting detectors and accessories, linear accelerators, and image software processing solutions, which are critical components of a variety of X-ray based imaging equipment, and stand-alone X-ray based systems in select application areas. Our success depends, among other things, on our ability to anticipate and respond to changes in our business, the direction of technological innovation, and the demand from our customers. For additional information on our business, see Item 1 "Business".
Impact of General Economic Environment
    We remain cautious about the general economic environment as many factors remain dynamic and unpredictable. The uncertain economic and geopolitical environment, supply chain and logistic challenges, and geopolitical tensions and local conflicts have contributed to, and may continue to contribute to, inflation, higher interest rates and capital costs, increased shipping costs, supply shortages, increased costs of labor and materials, exchange rate volatility, increased tariffs, and other similar effects.
    We experienced fewer supply chain, manufacturing, and logistics challenges in fiscal year 2024 than in fiscal year 2023. However, shortages of certain materials and delivery delays from some suppliers caused, and may in the future cause, delays in manufacturing products, as well as operational and customer order fulfillment challenges. In addition, since late 2023 our Medical business has been negatively impacted by the Chinese government's anti-corruption campaign related to the healthcare industry, which we expect to continue at some level through fiscal year 2025. We continue to observe cautious purchasing behaviors by our customers, which we expect to subside by calendar year-end 2024. The impact to our business from potential changes to tariffs as a result of the outcome of the recent United States presidential and congressional elections is unknown at this time. We continue to monitor developments in this area.
    For additional information on risks related to supply chain and logistics challenges, cost increases, changes in U.S. and worldwide economic conditions, geopolitical tensions, and other risks that could impact our results, see Item 1A "Risk Factors".
Fiscal Year
    Our fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 2024 was the 52-week period that ended September 27, 2024, fiscal year 2023 was the 52-week period that ended September 29, 2023, and fiscal year 2022 was the 52-week period that ended September 30, 2022.
Results of Operations
    For a discussion and analysis of our year-over-year changes, financial condition, and results of operations for the fiscal years ended September 29, 2023 and September 30, 2022 refer to Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our annual report on Form 10-K for the fiscal year ended September 29, 2023, filed with the SEC on November 16, 2023. Our year-over-year changes, financial condition, and results of operations for the fiscal years ended September 27, 2024 and September 29, 2023 are set forth below.
Comparison of Results of Operations for Fiscal Years 2024 and 2023
Revenues, net

(In millions)	2024	% Change	2023	% Change	2022
Medical	$581.7	(14)%	$673.3	—%	$674.7
Industrial	229.3	4%	220.1	19%	184.7
Total revenues, net	$811.0	(9)%	$893.4	4%	$859.4
Medical as a percentage of total revenues	71.7%		75.4%		78.5%
Industrial as a percentage of total revenues	28.3%		24.6%		21.5%
    Medical revenues decreased $91.6 million in fiscal year 2024 compared to 2023 primarily due to lower sales in our China business, as well as decreased sales of fluoroscopy, oncology, and dental applications.
    Industrial revenues increased $9.2 million due to increased sales of security inspection products and industrial tubes.
Revenues by Region

(In millions)	2024	% Change	2023	% Change	2022
Americas	$266.5	(5)%	$281.8	3%	$273.3
EMEA	280.3	(4)%	290.7	4%	280.8
APAC	264.2	(18)%	320.9	5%	305.3
Total revenues, net	$811.0	(9)%	$893.4	4%	$859.4
Americas as a percentage of total revenues	32.9%		31.5%		31.8%
EMEA as a percentage of total revenues	34.6%		32.5%		32.7%
APAC as a percentage of total revenues	32.6%		35.9%		35.5%
    The Americas revenues decreased $15.3 million in fiscal year 2024 compared to 2023 primarily due to decreased sales of digital detectors. EMEA revenues decreased $10.4 million primarily due to decreased sales of digital detectors, partially offset by increased sales in security inspection products. APAC revenues decreased $56.7 million primarily due to decreased sales of X-ray tubes and digital detectors.
Gross Profit

(In millions)	2024	% Change	2023	% Change	2022
Medical	$176.7	(14)%	$205.5	(2)%	$210.5
Industrial	80.2	(5)%	84.8	16%	73.0
Total gross profit	$256.9	(12)%	$290.3	2%	$283.5
Medical gross margin	30.4%		30.5%		31.2%
Industrial gross margin	35.0%		38.5%		39.5%
Total gross margin	31.7%		32.5%		33.0%
    The Medical segment gross profit decreased $28.8 million in fiscal year 2024 compared to 2023 primarily due to lower volumes of X-ray tubes and digital detectors.
    The Industrial segment gross profit decreased $4.6 million in fiscal year 2024 compared to 2023 primarily as a result of decreased volumes of digital detectors, partially offset by an increase in the sale of security inspection products.
Operating Expenses

(In millions)	2024	% Change	2023	% Change	2022
Research and development	$87.0	3%	$84.8	10%	$77.0
As a percentage of total revenues	10.7%		9.5%		9.0%
Selling, general and administrative	$137.8	7%	$128.4	9%	$118.3
As a percentage of total revenues	17.0%		14.4%		13.8%
Operating expenses	$224.8	5%	$213.2	9%	$195.3
As a percentage of total revenues	27.7%		23.9%		22.7%
Research and Development
    Research and development costs for fiscal year 2024 increased to 10.7% of revenues primarily due to increased spending on material costs supporting research, partially offset by decreased development initiatives costs in the current fiscal year when compared to the prior fiscal year. We are committed to investing in research and development efforts to support long-term growth objectives by bringing new and innovative products to market for our customers.
Selling, General and Administrative
    Selling, general and administrative expenses as a percentage of total revenues increased to 17.0% for fiscal year 2024 from 14.4% for fiscal year 2023 primarily due to decreased revenue, increased fixed cost commitments to a supplier, increased litigation costs, and increased severance costs, partially offset by lower intangible asset amortization expense.
Interest and Other Expense, Net
    The following table summarizes our interest and other expense, net:

(In millions)	2024	% Change	2023	% Change	2022
Interest income	$7.3	97%	$3.7	825%	$0.4
Interest expense	(30.2)	3%	(29.3)	(26)%	(39.8)
Other expense, net	(4.2)	(79)%	(20.2)	370%	(4.3)
Interest and other expenses, net	$(27.1)	(41)%	$(45.8)	5%	$(43.7)
    Interest income increased in fiscal year 2024 compared to fiscal year 2023 primarily due to an increase in the average balance of investments in marketable debt securities during fiscal year 2024 when compared to the average balance during fiscal year 2023.
    Interest expense increased in fiscal year 2024 compared to fiscal year 2023 primarily due to the termination of the ABL facility which resulted in the recognition of $0.6 million of the remaining unamortized deferred issuance costs.
    Other expense, net decreased in fiscal year 2024 compared to fiscal year 2023 primarily due to a gain on business acquisition and decreased losses in certain investments in privately-held companies and equity investments, partially offset by increased foreign exchange expense.
Taxes on Income

	Fiscal Years
	2024	2023
Effective tax rate	1,044.0%	(55.6)%
    We had an income tax expense of $52.2 million and an income tax benefit of $17.4 million, resulting in effective rates of 1,044.0% and (55.6)%, for fiscal years 2024 and 2023, respectively.
    During fiscal year 2024, our effective tax rate varied from the U.S. federal statutory rate of 21% primarily due to the unfavorable impact of U.S. deferred tax attributes and losses in certain foreign jurisdictions for which a valuation allowance is provided as well as profit in foreign jurisdictions with statutory tax rates greater than 21%. These unfavorable items were partially offset by the favorable impact of U.S. tax reform regarding international provisions, R&D credits, and return to provision adjustments.
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
    We estimated the fiscal year 2024 GILTI (global intangible low-taxed income), BEAT (base-erosion anti-abuse tax), FDII (foreign-derived intangible income), limitations on interest expense deductions, and other components of U.S. tax reform, and have included these amounts in the calculation of the fiscal year 2024 tax provision. We made an accounting policy election, as allowed by the SEC and FASB, to recognize the impact of GILTI as a period cost if and when incurred.
Liquidity and Capital Resources
    We assess our liquidity in terms of our ability to generate cash to fund our operations, including working capital and investing activities. We believe that our operating cash flow, cash on our balance sheet, availability under our Revolving Credit Facility and Equipment Credit Facility, and our ability to access the credit and capital markets are sufficient to meet our anticipated operating activities and cash commitments for at least the next 12 months and will be sufficient to allow us to continue to invest in our existing businesses, consummate strategic acquisitions, and manage our capital structure on a short-term and long-term basis. We are currently not aware of any trends or demands, commitments, events, or uncertainties that will result in or that are reasonably likely to result in a material change to our liquidity needs during or beyond the next 12 months, except for $200.0 million of our Convertible Notes that become due in June 2025 that we currently anticipate refinancing using some combination of future borrowings under our Revolving Credit Facility and cash. The availability under our Revolving Credit Facility and Equipment Credit Facility is $155.0 million and $20.0 million, respectively. As of September 27, 2024, our Revolving Credit Facility and Equipment Credit Facility remain undrawn. At September 27, 2024 we had total debt of $443.4 million, net of discounts and deferred issuance costs of $3.2 million.

Cash and Cash Equivalents, Certificates of Deposit, and Marketable Debt Securities
    The following table summarizes our cash and cash equivalents, certificates of deposit, and marketable debt securities:

(In millions)	September 27, 2024	September 29, 2023	$ Change	% Change
Cash and cash equivalents	$168.7	$152.6	$16.1	10.6%
Certificates of deposit not included in cash and cash equivalents	3.4	1.0	2.4	240.0%
Marketable debt securities not included in cash and cash equivalents	40.8	41.3	(0.5)	(1.2)%
Total	$212.9	$194.9	$18.0	9.2%
Borrowings
    The following table summarizes the changes in our debt outstanding:

(In millions, except for percentages)	September 27, 2024	September 29, 2023	$ Change	% Change
Current maturities of long-term debt
Current portion of Convertible Senior Unsecured Notes	$45.0	$—	$45.0	—%
Other debt	1.5	1.5	—	—%
Total current maturities of long-term debt:	$46.5	$1.5	$45.0	3,000.0%

Non-current maturities of long-term debt:
Convertible Senior Unsecured Notes	$155.0	$200.0	$(45.0)	(22.5)%
Senior Secured Notes	243.0	243.0	—	—%
Other debt	2.1	3.5	(1.4)	(40.0)%
Total non-current maturities of long-term debt:	$400.1	$446.5	$(46.4)	(10.4)%

Unamortized issuance costs and debt discounts
Unamortized issuance costs - Convertible Notes	$(1.0)	$(2.5)	$1.5	(60.0)%
Debt issuance costs - Senior Secured Notes	(2.2)	(2.9)	0.7	(24.1)%
Total	(3.2)	(5.4)	2.2	(40.7)%
Total debt outstanding, net	$443.4	$442.6	$0.8	0.2%
Cash Flows

	Fiscal Years
(In millions)	2024	2023	2022
Net cash flow provided by (used in):
Operating activities	$47.3	$108.4	$16.9
Investing activities	(27.5)	(44.9)	(48.4)
Financing activities	(3.3)	(0.2)	(23.8)
Effects of exchange rate changes on cash and cash equivalents and restricted cash	(0.1)	0.1	(0.2)
Net increase (decrease) in cash and cash equivalents and restricted cash	$16.4	$63.4	$(55.5)
    Net cash provided by operating activities. Net cash provided by operating activities was $47.3 million and $108.4 million for the fiscal years 2024 and 2023, respectively. The decrease in cash provided by operating activities was primarily due to a decrease in net income and a decrease in cash inflows for inventory and prepaid expenses and other assets, partially offset by decreased payments for accounts payable during fiscal year 2024.
    Net cash used in investing activities. Cash used in investing activities was $27.5 million and $44.9 million for the fiscal years 2024 and 2023, respectively. The decrease in cash used in investing activities was primarily due to increased proceeds from the maturities of marketable debt securities, partially offset by increased purchases of marketable securities, increased purchases of property, plant, and equipment, and the settlement of net investment hedges in the prior year.
    Net cash used in financing activities. Net cash used in financing activities was $3.3 million and $0.2 million for the fiscal years 2024 and 2023, respectively. The decrease in cash used in financing activities was primarily due to increased cash payments related to debt issuance costs and taxes for net share settlement of equity awards, partially offset by reduced repayments of borrowings when compared to fiscal year 2023.
Days Sales Outstanding
    Trade accounts receivable days sales outstanding (“DSO”) was 70 days and 65 days at September 27, 2024 and September 29, 2023, respectively. Our accounts receivable and DSO are impacted by a number of factors, including the timing of product shipments, collections performance, payment terms, the mix of revenues from different regions and the effects of economic instability.
Material Contractual Obligations
    The following table summarizes, as of September 27, 2024, the total amount of future payments due in various future periods:

	Payments Due by Period
(In millions)	Total	Fiscal Year 2025	Fiscal Years 2026-2027	Fiscal Years 2028-2029	Beyond
Lease obligations	$46.9	$6.6	$10.7	$8.3	$21.3
Principal payments on borrowings	446.6	201.5	245.1	—	—
dpiX fixed cost commitment	3.1	3.1	—	—	—
Dividends to MeVis noncontrolling interest	2.5	0.5	1.0	1.0	—
Development and share purchase commitments	1.0	1.0	—	—	—
Non-cancellable supplier purchase obligations	6.7	5.5	1.2	—	—
Total	$506.8	$218.2	$258.0	$9.3	$21.3
    We lease office space under non-cancelable operating leases. For further information on our operating leases, see Note 3, Leases, included in the accompanying Notes to the Consolidated Financial Statements.
    For further discussion regarding our borrowings, see Note 9, Borrowings, included in the accompanying Notes to the Consolidated Financial Statements.
    In October 2013, we entered into an amended agreement with dpiX and other parties that, among other things, provides us with the right to 50% of dpiX’s total manufacturing capacity produced after January 1, 2014. The amended agreement requires us to pay for 50% of the fixed costs (as defined in the amended agreement), as determined at the beginning of each calendar year. For the remainder of calendar year 2024, we estimate that we have fixed cost commitments of $3.1 million related to this amended agreement. The fixed cost commitment for future periods will be determined and approved by the dpiX board of directors at the beginning of each calendar year. The amended agreement will continue unless the ownership structure of dpiX changes (as defined in the amended agreement).
    In October 2015, pursuant to a Domination and Profit and Loss Transfer Agreement (the “MeVis Agreement”), we committed to grant the noncontrolling shareholders of MeVis: (1) an annual recurring net compensation of €0.95 per MeVis share; and, (2) a put right for their MeVis shares at €19.77 per MeVis share. The annual net payment will continue for the life of the MeVis Agreement, which we anticipate will continue for as long as we remain as the controlling shareholder of MeVis. As of September 27, 2024, noncontrolling shareholders together held approximately 0.5 million shares of MeVis, representing 26.3% of the outstanding shares.
    In the fourth quarter of fiscal year 2022, we entered into a development agreement and a share purchase agreement with a third-party company. For more information about these agreements, see Note 13, Commitments and Contingencies, included in the accompanying Notes to the Consolidated Financial Statements.
    The Company enters into purchase agreements with its suppliers in the ordinary course of its business for the purchase of goods and services. Some of these purchase agreements are non-cancellable and thus contractually obligate us to future cash payments.

    Our operations and facilities, past and present, are subject to environmental laws, including laws that regulate the handling, storage, transport and disposal of hazardous substances. Certain of those laws impose cleanup liabilities under certain circumstances. In connection with those laws and certain of our past and present operations and facilities, we are obligated to indemnify Varian for the cleanup liabilities related to prior corporate restructuring activities. As of September 27, 2024, our estimated environmental liability for these sites is $3.9 million, net of expected insurance proceeds. For further discussion regarding our environmental obligation, see Note 1, Summary of Significant Accounting Policies, included in the accompanying Notes to the Consolidated Financial Statements.
Contingencies
    From time to time, we are a party to or otherwise involved in legal proceedings, government inspections, investigations, customs and duty audits, and other claims and contingency matters, both inside and outside the United States, arising in the ordinary course of our business or otherwise. We accrue amounts for probable losses, to the extent they can be reasonably estimated, that we believe are adequate to address any liabilities related to legal proceedings as well as other loss contingencies that we believe will result in a probable loss (including, among other things, probable settlement value). A loss or a range of loss is disclosed when it is reasonably possible that a material loss will be incurred and can be estimated or when it is reasonably possible that the amount of a loss, when material, will exceed the recorded provision. We did not have any material contingent liabilities as of September 27, 2024 and September 29, 2023. Legal expenses are expensed as incurred.
    See Item 3 "Legal Proceedings" of this Annual Report for additional information regarding legal proceedings and Note 13, Commitments and Contingencies, in the Notes to the Consolidated Financial Statements for further information regarding certain of our contractual obligations and contingencies, which discussion is incorporated herein by reference.
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
    We periodically review our accounting policies, estimates, and assumptions and make adjustments when facts and circumstances dictate. Such accounting policies require us to use judgments, often as a result of the need to make estimates and assumptions regarding matters that are inherently uncertain, and actual results could differ materially from these estimates. Our critical accounting policies that are affected by accounting estimates include valuation of inventories, assessment of recoverability of goodwill and intangible assets, and income taxes. Note 1, Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements, Item 8 "Financial Statements and Supplementary Data" describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. For a discussion of how these estimates and other factors may affect our business, see Item 1A. “Risk Factors.”
Inventories, net
    Inventory is valued at the lower of cost or net realizable value. Costs include materials, labor, external service and manufacturing overhead and is computed using standard cost, which approximates actual cost, on a first-in-first-out basis. We review inventory quantities on hand and record provisions for estimated excess, slow moving, and obsolete inventory. The evaluation of the carrying value of our inventories takes into consideration such factors as historical and anticipated future sales compared to quantities on hand and the prices we expect to obtain for products in our various businesses. We adjust excess and obsolete inventories to net realizable value, and write-downs of excess and obsolete inventories are recorded as a component of cost of revenues. See Note 1, Summary of Significant Accounting Policies, "Inventories, net" for further details.
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
    In fiscal years 2023 and 2022, we performed the annual goodwill qualitative impairment test for our two reporting units and determined that, at those times, it was not more likely than not that the fair values of the reporting units were less than their carrying amounts and accordingly recorded no impairment. We performed the annual goodwill analysis as of the first day of the fourth quarter of each fiscal year (using balances as of the end of the third quarter of that fiscal year). Significant changes in our projections of our operating results or other factors could cause us to make interim assessments of impairment in any quarter that could result in some or all of the goodwill being impaired. A future impairment charge for goodwill could have a material effect on the Company's consolidated financial position and results of operations.
    In the fourth quarter of 2024, changes in facts and circumstances related to reduced demand of the Company's medical products, coupled with a sustained decrease in the Company's stock price, resulted in the Company determining that an indicator of possible impairment existed within its reporting units. Accordingly, the Company performed a quantitative impairment analysis to determine the fair values of those reporting units, using both an income approach utilizing the discounted cash flow method and market approach utilizing the public company market multiple method. Based on the output of the analysis, the Company determined that the fair values of both the Medical and Industrial reporting units exceeded their carrying amounts. Accordingly, no impairment charges were recorded during the year ended September 27, 2024.
Taxes on Income
    We calculate income taxes based on the tax statutes, regulations, and case law of the various jurisdictions in which we operate. Significant judgment is required in determining the timing and amounts of deductible and creditable items. The benefits of uncertain tax positions are recorded in our financial statements only after determining it is more likely than not that the uncertain tax positions would withstand challenge by taxing authorities. We periodically reassess our positions and record any changes in the financial statements as appropriate. Gross uncertain tax positions, exclusive of interest and penalties, were $1.6 million and $1.4 million as of September 27, 2024, and September 29, 2023, respectively. We believe the resolution of these matters will not materially affect our consolidated financial statements. Income taxes are described further in Note 16, Taxes on Income, in our Notes to the Consolidated Financial Statements.
    The assessment regarding whether a valuation allowance is required or should be adjusted is based on an evaluation of possible sources of taxable income and also considers all available positive and negative evidence factors. Our accounting for the valuation of deferred tax assets represents our best estimate of future events. Changes in our current estimates, due to unanticipated business conditions, governmental legislative actions or events, could have a material effect on our ability to utilize deferred tax assets. The valuation allowance balances were $74.7 million and $18.7 million as of September 27, 2024 and September 29, 2023, respectively. Refer to Note 16, Taxes on Income, of our consolidated financial statements for additional information on the composition of valuation allowances.
Recent Accounting Standards or Updates Not Yet Effective
    See Note 1, Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements for a description of recent accounting standards, including the expected dates of adoption and the estimated effects on our consolidated financial statements.
Backlog
    Backlog is the accumulation of all orders for which revenues have not been recognized and are still considered valid. Backlog also includes a small portion of billed service contracts that are included in deferred revenue. Our estimated total backlog at September 27, 2024 was approximately $299 million.
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
Item 7A. Quantitative and Qualitative Disclosures about Market Risks
    We are exposed to four primary types of market risks: foreign currency exchange rate risk, credit and counterparty risk, interest rate risk and commodity price risk. These risks, as discussed below, have not changed materially versus the prior reporting period. In addition, we are not aware of any facts or circumstances that would significantly impact such exposures in the near term.
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
    We may enter into foreign currency forward and option contracts with financial institutions to protect against foreign exchange risks associated with certain existing assets and liabilities, net investments in foreign subsidiaries, and forecast purchases denominated in foreign currencies. We may hedge portions of forecasted foreign currency exposure, typically for one to three months. In addition, we hold cross-currency swaps between the Euro and U.S. Dollar as a net investment hedge of our acquisition of Direct Conversion. Depending on the spot rate between the Euro and U.S. Dollar at the time of settlement and whether we have sufficient Euros available, we may have to borrow incrementally in U.S. Dollars to settle this obligation. Additionally, we may choose not to hedge certain foreign exchange exposures for a variety of reasons including, but not limited to, accounting considerations, the prohibitive economic cost of hedging particular exposures, or due to natural offsets among the different exposures. See Note 8, Financial Derivatives and Hedging Activities, of the Notes to the Consolidated Financial Statements for further information.
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
Interest Rate Risk
    Borrowings under our Revolving Credit Facility and Equipment Credit Facility bear interest at floating interest rates. At September 27, 2024, we had no borrowings subject to floating interest rates. See Note 9, Borrowings, of the Notes to the Consolidated Financial Statements for further information.
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
Commodity Price Risk
    We are exposed to market risks related to volatility in the prices of raw materials used in our products. The prices of these raw materials fluctuate in response to changes in supply and demand fundamentals and our product margins and level of profitability tend to fluctuate with changes in these raw materials prices. We try to protect against such volatility through various business strategies. During the fiscal year ended September 27, 2024, we did not have any commodity derivative instruments in place to manage our exposure to price changes.
Sensitivity Analysis
    The following table sets forth the potential loss in future earnings, fair value, or cash flows resulting from hypothetical changes in relevant market rates or prices as of September 27, 2024. The actual impact of the respective underlying rates and price changes on the financial instruments may differ significantly from those shown in the sensitivity analysis.

Market Risk Category	Hypothetical Change	Estimated Impact (In millions)	Impact Category
Foreign Currency - Revenue	10% decrease in foreign exchange rates	$13.5	Earnings
Interest Rate - Marketable Securities	100 basis point decrease in interest rate of underlying investments	1.6	Earnings
Commodity Price	10% increase in commodity prices	$3.7	Earnings
Item 8. Financial Statements and Supplementary Data.
    The Consolidated Financial Statements and Schedules listed in the Index to Consolidated Financial Statements, Schedules and Exhibits on page F-1 are filed as part of this Annual Report and incorporated in this Item 8 by reference.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
    None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
    Our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act are designed to provide reasonable assurance that information required to be disclosed in our periodic reports that we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed, and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have concluded that our disclosure controls and procedures were effective as of September 27, 2024.
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
    Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 27, 2024. Based on this evaluation, our management concluded that we maintained effective internal control over financial reporting as of September 27, 2024.
    The effectiveness of our internal control over financial reporting as of September 27, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report, which appears below in this Item 9A.

Changes in Internal Control Over Financial Reporting
    There were no changes to our internal control over financial reporting during the quarter ended September 27, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Varex Imaging Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Varex Imaging Corporation and subsidiaries (the “Company”) as of September 27, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 27, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 27, 2024, of the Company and our report dated November 19, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Salt Lake City, Utah
November 19, 2024

Item 9B. Other Information
    During the three months ended September 27, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as follows:
    On August 9, 2024, Sunny Sanyal, our President, CEO, and member of our Board of Directors, modified the Rule 10b5-1 trading arrangement he adopted on March 5, 2024. As initially adopted, the 10b5-1 trading arrangement (the “10b5-1 Plan”) provided for (i) the sale of shares of Company common stock owned by Mr. Sanyal once per quarter in an amount not to exceed $100,000 in any single quarter, and not to exceed $300,000 in the aggregate during the term of the 10b5-1 Plan, with the aggregate number of shares to be sold during such term not to exceed 23,009 shares; and (ii) the exercise, subject to pricing triggers, of up to 720,585 stock options (which includes options to be withheld by the Company in payment of the exercise prices and applicable taxes), that have vested or may vest to Mr. Sanyal pursuant to previous awards, some of which expire in February 2025. The August 9, 2024 modification removes the sale of shares of Company common stock described above from the 10b5-1 Plan, but continues to include the exercise of 720,585 stock options. Mr. Sanyal does not presently intend to sell the net shares he acquires pursuant to exercise of these options. The 10b5-1 Plan, as modified, is intended to satisfy the affirmative defense of Rule 10b5-1(c).
Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections.
    Not applicable.
PART III
    Except as otherwise disclosed below, the information required by Items 10, 11, 12, 13 and 14 is incorporated by reference from our definitive proxy statement for the 2025 Annual Meeting of Stockholders. Our definitive proxy statement for the 2025 Annual Meeting of Stockholders ("Proxy Statement") will be filed with the SEC no later than 120 days after September 27, 2024.
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
Insider Trading Policy
    We have an Insider Trading Policy applicable to our directors, officers, employees and certain persons and entities that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and Nasdaq listing standards applicable to our Company. The foregoing summary of our Insider Trading Policy is not complete and is qualified in its entirety by reference to the full text of our Insider Trading Policy attached hereto as Exhibit 19.1.
Item 11. Executive Compensation
    The information required by this Item 11 is incorporated by reference from our Proxy Statement under the caption “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information
    The following table provides information as of September 27, 2024 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category (amounts in thousands except per share data)	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (a)	Weighted average exercise price of outstanding options, warrants, and rights (2) (b)	Number of securities remaining available for future issuance under equity compensation plans (3) (excluding securities reflected in columns (a) and (b))
Equity compensation plans approved by security holders	3,767	$26.79	5,276
Equity compensation plans not approved by security holders	—	—	—
Total	3,767	$26.79	5,276
(1) Consists of stock options, restricted stock units ("RSUs"), and deferred stock units ("DSUs") granted under the Varex Imaging Corporation 2017 Omnibus Stock Plan and the 2020 Omnibus Stock Plan, as Amended and Restated (the "2020 Stock Plan"). Excludes purchase rights under the ESPP.
(2) The weighted average exercise price does not take into account the shares issuable upon vesting of outstanding RSUs and DSUs, which have no exercise price.
(3) Includes 5,017 thousand shares available for future issuance under the 2020 Stock Plan, and also includes 259 thousand shares available for future issuance under the ESPP. Shares available for issuance under the ESPP, including shares subject to purchase during the current purchase period, which commenced on September 3, 2024 (the exact number of which will not be known until the purchase date on February 28, 2025). Subject to the number of shares remaining in the share reserve, the maximum number of shares purchasable by any participant on any one purchase date for any purchase period, including the current purchase period, may not exceed 2,000 shares.
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

PART IV
Item 15. Exhibits and Financial Statement Schedules.
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

10.4*†	Varex Imaging Corporation 2017 Omnibus Stock Plan (incorporated by reference to Exhibit 99.1 to the Company’s Form S-8, filed January 27, 2017).

10.5*†	Form of Nonqualified Stock Option Agreement under the 2017 Omnibus Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 16, 2017).

10.6*†	Form of Restricted Stock Unit Award Agreement under the 2017 Omnibus Stock Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 16, 2017).

10.7*†	Varex Imaging Corporation 2017 Employee Stock Purchase Plan (incorporated by reference to Appendix A to the proxy statement filed by the Registrant on December 28, 2021).

10.8*†	Varex Imaging Corporation Management Incentive Plan

10.9*†	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed November 19, 2021).

10.10*†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed January 30, 2017).

10.11*†	Varex Imaging Corporation 2016 Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to Form 10 filed by the Company on December 8, 2016).

10.12*†	Varex Imaging Corporation Frozen Deferred Compensation Plan (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to Form 10 filed by the Company on December 8, 2016).

10.13*†	Form of Grant Agreement for Deferred Stock Units under the 2017 Omnibus Stock Plan (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K filed December 20, 2019).

10.14*†
Form of Nonqualified Stock Option Agreement, Form of Restricted Stock Unit Agreement and Form of Grant Agreement – Deferred Stock Units under the Varex Imaging Corporation 2020 Omnibus Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 14, 2020).

10.15*
Form of Base Convertible Bond Hedge Confirmation, dated June 4, 2020, between Varex Imaging Corporation and each of the counterparties thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 9, 2020).

10.16*
Form of Base Warrant Confirmation, dated June 4, 2020, between Varex Imaging Corporation and each of the counterparties thereto (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed June 9, 2020).

10.17*
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

10.19*†	Form of Performance Unit Agreement under the 2020 Omnibus Stock Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 17, 2023).

10.20*†	Varex Imaging Corporation 2020 Omnibus Stock Plan, as Amended and Restated (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 9, 2024).

10.21*
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

10.22*
Equipment Credit Agreement dated as of April 26, 2024, by and among the Company, Varex Imaging West, LLC, certain guarantors party thereto and Zions Bancorporation, N.A. DBA Zions Credit Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 2, 2024).

10.23
Amendment No. 1 to Revolving Credit and Guarantee Agreement, dated August 30, 2024, made and entered into by and among Varex Imaging Corporation, Varex Imaging West, LLC, Varex Imaging Deutschland AG, the other Loan Parties party thereto and Zions Bancorporation, N.A. DBA Zions First National Bank, as administrative and collateral agent for the lenders party thereto.

19.1	Varex Imaging Corporation Insider Trading Policy

21.1	List of Subsidiaries as of September 27, 2024

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on signature page)

31.1	Chief Executive Officer Certification Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act.

31.2	Chief Financial Officer Certification Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Varex Imaging Corporation Compensation Recovery Policy

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101).

*	Incorporated herein by reference

†	Management contract or compensatory agreement.

Item 16. Form 10-K Summary
    None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VAREX IMAGING CORPORATION

Date:	November 19, 2024	By:	/s/ Shubham Maheshwari
Shubham Maheshwari
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ SUNNY S. SANYAL	President and Chief Executive Officer and Director (Principal Executive Officer)	November 19, 2024
Sunny S. Sanyal

/s/ SHUBHAM MAHESHWARI	Chief Financial Officer (Principal Financial and Accounting Officer)	November 19, 2024
Shubham Maheshwari

/s/ WALTER M ROSEBROUGH, JR.	Chairman of the Board	November 19, 2024
Walter M Rosebrough, Jr.

/s/ KATHLEEN L. BARDWELL	Director	November 19, 2024
Kathleen L. Bardwell

/s/ JOCELYN D. CHERTOFF	Director	November 19, 2024
Jocelyn D. Chertoff

/s/ TIMOTHY E. GUERTIN	Director	November 19, 2024
Timothy E. Guertin

/s/ JAY K. KUNKEL	Director	November 19, 2024
Jay K. Kunkel

/s/ CHRISTINE A. TSINGOS	Director	November 19, 2024
Christine A. Tsingos

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Varex Imaging Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Varex Imaging Corporation and subsidiaries (the "Company") as of September 27, 2024 and September 29, 2023, the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity, and cash flows, for each of the three years in the period ended September 27, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 27, 2024 and September 29, 2023, and the results of its operations and its cash flows for each of the three years in the period ended September 27, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 27, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 19, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the financial statements, the Company changed its method of accounting for Convertible Notes effective October 1, 2022, due to the adoption of Accounting Standards Update, 2020-06, Debt — Debt With Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, using the modified retrospective approach.
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
•We assessed the reasonableness of the assumptions used in estimating the valuation of excess and obsolete inventories by considering the anticipated future sales information obtained from production planning and supply chain employees, and developing an independent expectation which was then compared to the results of the Company’s calculations.
•We tested the mathematical accuracy of the Company’s calculations of excess and obsolete inventories.
Goodwill – Medical Reporting Unit – Refer to Notes 1 and 12 of the financial statements
Critical Audit Matter Description
The Company evaluates goodwill for impairment at least annually or whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The evaluation includes consideration of qualitative factors including industry and market considerations, overall financial performance, and other relevant events and factors affecting the reporting unit. In the fourth quarter of 2024, the Company performed a quantitative impairment analysis to determine the fair values of its reporting units. The Company used both an income approach utilizing the discounted cash flow method and a market approach utilizing the public company market multiple method. No impairment was recognized for any reporting unit, as the fair value of each reporting unit exceeded its carrying value as of the measurement date.
We identified the valuation of the Medical reporting unit as a critical audit matter because of the significant judgments and estimates management made to determine the fair value of the reporting unit. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to selection of the discount rate and forecasts of future revenues used in determining the fair value of the Medical reporting unit, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s estimates and assumptions for selection of the discount rate and forecasts of future revenues in determining the fair value of the Medical reporting unit included the following, among others:
•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of the Medical reporting unit, such as controls related to management’s estimates and assumptions for the selection of the discount rate and forecasts of future revenues.
•We evaluated the reasonableness of management’s revenue forecast estimates by comparing key assumptions to historical results, current industry and peer trends, and information from sales and marketing personnel of the Company.
•With the assistance of fair value specialists, we evaluated the reasonableness of the discount rate by:
◦Testing the source information underlying the determination of the discount rate and testing the mathematical accuracy of the calculation.
◦Developing a range of independent estimates for the discount rate and comparing those to the discount rate selected by management.
•We evaluated whether the revenue forecast estimates were consistent with evidence obtained in other areas of the audit.
/s/ Deloitte & Touche LLP
Salt Lake City, Utah
November 19, 2024
We have served as the Company’s auditor since 2021.

VAREX IMAGING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years
(In millions, except per share amounts)	2024	2023	2022
Revenues, net	$811.0	$893.4	$859.4
Cost of revenues	554.1	603.1	575.9
Gross profit	256.9	290.3	283.5
Operating expenses:
Research and development	87.0	84.8	77.0
Selling, general and administrative	137.8	128.4	118.3
Total operating expenses	224.8	213.2	195.3
Operating income	32.1	77.1	88.2
Interest income	7.3	3.7	0.4
Interest expense	(30.2)	(29.3)	(39.8)
Other expense, net	(4.2)	(20.2)	(4.3)
Interest and other expense, net	(27.1)	(45.8)	(43.7)
Income before taxes	5.0	31.3	44.5
Income tax expense (benefit)	52.2	(17.4)	13.7
Net (loss) income	(47.2)	48.7	30.8
Less: Net income attributable to noncontrolling interests	0.5	0.5	0.5
Net (loss) income attributable to Varex	$(47.7)	$48.2	$30.3
Net (loss) income per common share attributable to Varex
Basic	$(1.17)	$1.20	$0.76
Diluted	$(1.17)	$1.08	$0.73
Weighted average common shares outstanding
Basic	40.8	40.3	39.8
Diluted	40.8	50.3	41.6
See accompanying Notes to the Consolidated Financial Statements.

VAREX IMAGING CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Fiscal Years
(In millions)	2024	2023	2022
Net (loss) income	$(47.2)	$48.7	$30.8
Other comprehensive (loss) income, net of tax
Unrealized gain (loss) on defined benefit obligations	—	(1.0)	1.4
Income (loss) on forward contracts	0.1	0.1	(0.6)
Unrealized income (loss) on available-for-sale securities	0.1	0.1	(0.1)
Foreign currency translation adjustments	(1.9)	(0.5)	(0.6)
Total comprehensive (loss) income	(48.9)	47.4	30.9
Less: Comprehensive income attributable to noncontrolling interests	0.5	0.5	0.5
Comprehensive (loss) income attributable to Varex	$(49.4)	$46.9	$30.4
See accompanying Notes to the Consolidated Financial Statements.

VAREX IMAGING CORPORATION
CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)	September 27, 2024	September 29, 2023
Assets
Current assets:
Cash and cash equivalents	$168.7	$152.6
Marketable securities	31.8	41.3
Accounts receivable, net of allowance for credit losses of $1.0 million and $0.6 million at September 27, 2024 and September 29, 2023, respectively	157.7	163.6
Inventories, net	264.8	277.5
Prepaid expenses and other current assets	26.9	23.3
Total current assets	649.9	658.3
Property, plant and equipment, net	153.4	143.6
Goodwill	291.0	288.5
Intangible assets, net	16.1	22.4
Investments in privately-held companies	26.8	29.0
Deferred tax assets	4.7	41.3
Operating lease assets	28.3	29.0
Other assets	46.8	37.5
Total assets	$1,217.0	$1,249.6
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$59.1	$64.7
Accrued liabilities and other current liabilities	78.6	82.6
Current operating lease liabilities	4.0	3.8
Current maturities of long-term debt, net	46.3	1.5
Deferred revenues	7.9	10.2
Total current liabilities	195.9	162.8
Long-term debt, net	397.1	441.1
Deferred tax liabilities	1.4	—
Operating lease liabilities	23.0	23.1
Other long-term liabilities	50.4	41.6
Total liabilities	667.8	668.6
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.01 par value: 20,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value: 150,000,000 shares authorized
Shares issued and outstanding: 41,094,179 and 40,529,573 at September 27, 2024 and September 29, 2023, respectively	0.4	0.4
Additional paid-in capital	467.2	450.4
Accumulated other comprehensive loss	(2.9)	(1.2)
Retained earnings	70.4	118.1
Total Varex stockholders' equity	535.1	567.7
Noncontrolling interests	14.1	13.3
Total stockholders' equity	549.2	581.0
Total liabilities and stockholders' equity	$1,217.0	$1,249.6
See accompanying Notes to the Consolidated Financial Statements.

VAREX IMAGING CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Varex Equity	Noncontrolling Interests	Total Stockholders' Equity
(In millions)	Shares	Amount
October 1, 2021	39.4	$0.4	$449.4	$—	$33.5	$483.3	$13.2	$496.5
Net income	—	—	—	—	30.3	30.3	0.5	30.8
Exercise of stock options	0.1	—	3.8	—	—	3.8	—	3.8
Common stock issued upon vesting of restricted shares	0.4	—	—	—	—	—	—	—
Shares withheld on vesting of restricted shares	(0.1)	—	(2.8)	—	—	(2.8)	—	(2.8)
Common stock issued under employee stock purchase plan	0.3	—	4.9	—	—	4.9	—	4.9
Share-based compensation	—	—	14.0	—	—	14.0	—	14.0
Unrealized loss on forward contracts	—	—	—	(0.6)	—	(0.6)	—	(0.6)
Unrealized loss on change in fair value of available-for-sale securities	—	—	—	(0.1)	—	(0.1)	—	(0.1)
Unrealized gain on defined benefit obligations, net of tax	—	—	—	1.4	—	1.4	—	1.4
Foreign currency translation adjustments	—	—	—	(0.6)	—	(0.6)	—	(0.6)
Other	—	—	(0.2)	—	—	(0.2)	(0.4)	(0.6)
September 30, 2022	40.1	$0.4	$469.1	$0.1	$63.8	$533.4	$13.3	$546.7
Net income	—	—	—	—	48.2	48.2	0.5	48.7
Cumulative effect of accounting change	—	—	(34.6)	—	6.1	(28.5)	—	(28.5)
Exercise of stock options	—	—	0.2	—	—	0.2	—	0.2
Common stock issued upon vesting of restricted shares	0.2	—	—	—	—	—	—	—
Shares withheld on vesting of restricted shares	(0.1)	—	(1.4)	—	—	(1.4)	—	(1.4)
Common stock issued under employee stock purchase plan	0.3	—	3.9	—	—	3.9	—	3.9
Share-based compensation	—	—	13.5	—	—	13.5	—	13.5
Realized gain on forward contracts	—	—	—	0.1	—	0.1	—	0.1
Unrealized gain on change in fair value of available-for-sale securities	—	—	—	0.1	—	0.1	—	0.1
Unrealized loss on defined benefit obligations, net of tax	—	—	—	(1.0)	—	(1.0)	—	(1.0)
Foreign currency translation adjustments	—	—	—	(0.5)	—	(0.5)	—	(0.5)
Other	—	—	(0.3)	—	—	(0.3)	(0.5)	(0.8)
September 29, 2023	40.5	$0.4	$450.4	$(1.2)	$118.1	$567.7	$13.3	$581.0
Net (loss) income	—	—	—	—	(47.7)	(47.7)	0.5	(47.2)
Common stock issued upon vesting of restricted shares	0.4	—	—	—	—	—	—	—
Shares withheld on vesting of restricted shares	(0.1)	—	(2.2)	—	—	(2.2)	—	(2.2)
Common stock issued under employee stock purchase plan	0.3	—	3.8	—	—	3.8	—	3.8
Share-based compensation	—	—	15.2	—	—	15.2	—	15.2
Realized gain on forward contracts	—	—	—	0.1	—	0.1	—	0.1
Unrealized gain on change in fair value of available-for-sale securities	—	—	—	0.1	—	0.1	—	0.1
Business acquisitions	—	—	—	—	—	—	0.7	0.7
Foreign currency translation adjustments	—	—	—	(1.9)	—	(1.9)	—	(1.9)
Other	—	—	—	—	—	—	(0.4)	(0.4)
September 27, 2024	41.1	$0.4	$467.2	$(2.9)	$70.4	$535.1	$14.1	$549.2
See accompanying Notes to the Consolidated Financial Statements.

VAREX IMAGING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years
(In millions)	2024	2023	2022
Cash flows from operating activities:
Net (loss) income	$(47.2)	$48.7	$30.8
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Share-based compensation expense	15.3	13.5	14.0
Depreciation	21.2	19.5	19.0
Amortization of intangible assets	9.9	13.7	14.6
Deferred taxes	37.0	(39.5)	0.6
Loss from equity method investments	2.0	1.6	2.6
Impairment of equity method investment	—	16.4	—
Amortization of deferred loan costs	2.8	2.6	10.9
Gain on purchase of business	(2.1)	—	—
Inventory write-down	4.9	5.6	6.4
Loss on operating lease abandonment	—	—	1.9
Other, net	1.5	3.0	4.1
Changes in assets and liabilities:
Accounts receivable	6.7	9.8	(18.1)
Inventories	6.6	20.2	(85.0)
Prepaid expenses and other assets	3.3	7.0	10.3
Accounts payable	(3.2)	(15.0)	19.7
Accrued liabilities and other current and long-term liabilities	(9.1)	(1.0)	(14.9)
Deferred revenues	(2.3)	2.3	—
Net cash provided by operating activities	47.3	108.4	16.9
Cash flows from investing activities:
Purchases of property, plant and equipment	(26.9)	(20.7)	(21.3)
Loss on settlement of cash flow hedge	—	(0.2)	(0.5)
Proceeds from maturities of marketable debt securities	58.8	28.3	2.0
Purchase of marketable debt securities	(56.6)	(52.2)	(18.7)
Purchase of marketable equity securities	(0.2)	(2.7)	(2.4)
Purchase of certificates of deposit	(4.2)	(1.0)	(7.2)
Proceeds from maturities of certificates of deposit	1.8	—	—
Acquisitions of businesses, net of cash acquired	0.9	(1.0)	—
Settlement of net investment hedge	—	7.0	—
Proceeds from sales of business and assets	—	—	1.7
Investments in and loans to privately-held companies	—	—	(0.6)
Other	(1.1)	(2.4)	(1.4)
Net cash used in investing activities	(27.5)	(44.9)	(48.4)
Cash flows from financing activities:
Repayments of borrowings	(1.6)	(2.4)	(29.4)
Payment of debt issuance costs	(2.3)	—	—
Proceeds from shares issued under employee stock purchase plan	3.8	3.9	4.9
Proceeds from exercise of stock options	—	0.2	3.8
Taxes related to net share settlement of equity awards	(2.2)	(1.4)	(2.8)
Other financing activities	(1.0)	(0.5)	(0.3)
Net cash used in financing activities	(3.3)	(0.2)	(23.8)
Effects of exchange rate changes on cash and cash equivalents and restricted cash	(0.1)	0.1	(0.2)
Net increase (decrease) in cash and cash equivalents and restricted cash	16.4	63.4	(55.5)
Cash and cash equivalents and restricted cash at beginning of period	154.0	90.6	146.1
Cash and cash equivalents and restricted cash at end of period	$170.4	$154.0	$90.6
Supplemental cash flow information:
Cash paid for interest	$27.6	$27.4	$29.5
Cash paid for income tax, net of refunds	20.2	16.7	2.2
Supplemental non-cash activities:
Purchases of property, plant and equipment financed through accounts payable	$1.0	$2.7	$1.5
See accompanying Notes to the Consolidated Financial Statements.

VAREX IMAGING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
    The Company also designs, manufactures, sells and services industrial products, which include Linatron® X-ray linear accelerators, X-ray tubes, digital detectors, high voltage connectors, coolers, imaging processing software and image detection products for security and inspection purposes, such as cargo screening at ports and borders and nondestructive examination in a variety of applications. The Company generally sells security and inspection products to OEM customers who incorporate Varex’s products into their inspection or irradiation systems and processes. The Company conducts an active research and development program to focus on new technologies and applications in both medical and industrial X-ray imaging.
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
Reclassification of Prior Period Presentation
    Certain prior period amounts in the Financial Statements and the Notes to the Consolidated Financial Statements have had a change in presentation to conform to current period presentation. This change does not affect previously reported results.
Segment Reporting
    The Company has two reportable operating segments; (i) Medical and (ii) Industrial. See Note 17, Segment Information, included in this report, for further information on the Company’s segments.
Fiscal Year
    The fiscal years of the Company as reported are the 52 or 53-week period ending on the Friday nearest September 30. Fiscal year 2024 was the 52-week period that ended September 27, 2024, fiscal year 2023 was the 52-week period that ended September 29, 2023, and fiscal year 2022 was the 52-week period that ended September 30, 2022.
Variable Interest Entities
    For entities in which the Company has variable interests, the Company focuses on identifying which entity has the power to direct the activities that most significantly impact the variable interest entity’s economic performance and which entity has the obligation to absorb losses or the right to receive residual returns from the variable interest entity. If the Company is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the variable interest entity will be included in the Company’s consolidated financial statements. As of September 27, 2024, the Company had variable interests in two entities, neither of which were consolidated by the Company.
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
Restricted Cash
    Restricted cash primarily consists of cash collateral related to certain lease and inventory arrangements. Restricted cash is included in other assets on the Company's Consolidated Balance Sheets. Cash and cash equivalents and restricted cash as reported within the Consolidated Statements of Cash Flows consisted of the following:

	Twelve Months Ended September 27, 2024		Twelve Months Ended September 29, 2023
(In millions)	Beginning of Period	End of Period	Beginning of Period	End of Period
Cash and cash equivalents	$152.6	$168.7	$89.4	$152.6
Restricted cash	1.4	1.7	1.2	1.4
Total as presented in the Consolidated Statements of Cash Flows	$154.0	$170.4	$90.6	$154.0
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
    Level 1 — Quoted prices in active markets for identical assets or liabilities.
    Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or, other inputs that are observable or can be corroborated by observable market data.
    Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Derivative Instruments and Hedging Activities
    The Company records all derivatives on the Consolidated Balance Sheets at fair value as of the reporting date. For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative is reported as a component of other comprehensive income or loss and reclassified from accumulated other comprehensive loss ("OCI") into earnings when the hedged transaction affects earnings. For derivatives that are designated and qualify as net investment hedges, the gain or loss on the derivative is reported as a component of other comprehensive income or loss until the hedged item is sold. The portion of the change in fair value of the Company's net investment hedges (or cross currency swaps) related to the cross-currency basis spread is an excluded component in the assessment of the effectiveness of these net investment hedges (or cross currency swaps). A qualitative assessment of hedge effectiveness is performed on a quarterly basis, unless facts and circumstances indicate the hedge may no longer be highly effective, in which case, a quantitative assessment of hedge effectiveness is performed.
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

    Credit is extended to customers based on an evaluation of the customer’s financial condition, and collateral is not required. In certain circumstances, a customer may be required to prepay all or a portion of the contract price prior to transfer of control. During the periods presented, one of the Company's customers accounted for a significant portion of revenues, as set forth below:

	Fiscal Years
	2024	2023	2022
Canon Medical Systems Corporation	17.6%	16.5%	17.2%
    Canon Medical Systems Corporation accounted for 9.5% and 13.8% of the Company’s accounts receivable as of September 27, 2024 and September 29, 2023, respectively.
Inventories, net
    Inventory is valued at the lower of cost or net realizable value. Costs include materials, labor, external service, and manufacturing overhead and is computed on a first-in-first-out basis. The Company evaluates the carrying value of its inventories taking into consideration such factors as historical and anticipated future sales compared to quantities on hand and the prices the Company expects to obtain for products. The Company adjusts excess and obsolete inventories to net realizable value and write-downs of excess and obsolete inventories are recorded as a component of cost of revenues.
    The following table summarizes the Company’s inventories, net:

(In millions)	September 27, 2024	September 29, 2023
Raw materials and parts	$214.5	$217.5
Work-in-process	16.2	20.0
Finished goods	34.1	40.0
Total inventories	$264.8	$277.5
    The Company recorded inventory write-downs of $4.9 million, $5.6 million and $6.4 million for the twelve months ended September 27, 2024, September 29, 2023, and September 30, 2022, respectively.
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
    The following table summarizes the Company’s property, plant and equipment, net:

(In millions)	September 27, 2024	September 29, 2023
Land	$8.6	$8.3
Buildings and leasehold improvements	165.5	159.1
Machinery and equipment	206.5	194.9
Construction in progress	25.0	20.8
Gross property, plant and equipment	405.6	383.1
Accumulated depreciation and amortization	(252.2)	(239.5)
Total property, plant and equipment, net	$153.4	$143.6

    The Company recorded depreciation expense of $21.2 million, $19.5 million, and $19.0 million in fiscal years 2024, 2023 and 2022, respectively.
Equity Method Investments
    The Company accounts for its equity investments in privately-held companies under the equity method of accounting if the Company has the ability to exercise significant influence in, but not control, these investments. The Company records impairment losses on its equity method investments if an impairment exists and is deemed to be other-than-temporary, which is based on various factors, including but not limited to, the length of time the fair value of the investment is below the carrying value, the absence of an ability to recover the carrying amount of the investment, and the inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. During fiscal year 2023, the Company recorded a before-tax impairment charge totaling $16.4 million, which is included in other expense, net in the Company's Consolidated Statements of Operations. There was no impairment recorded during fiscal years 2024 and 2022.
Marketable Securities
    The Company's marketable securities consist primarily of financial instruments such as United States treasury securities, United States agency obligations, corporate bonds, commercial paper, money market funds, and equity securities.
Marketable Debt Securities
    The Company's marketable debt securities are classified as available-for-sale. Classification of marketable debt securities is determined at the time of purchase, and the Company reevaluates such classification as of each balance sheet date. Marketable debt securities are recorded at estimated fair value and included in cash and cash equivalents, prepaid expenses and other current assets, and other assets within the Consolidated Balance Sheets. Any unrealized gains or losses are included in accumulated other comprehensive loss within the Consolidated Balance Sheets. When the fair value of a marketable debt security declines below its amortized cost basis, any portion of that decline attributable to credit losses, to the extent expected to be nonrecoverable before the sale of the security, is recognized in the Consolidated Statements of Operations. When the fair value of a marketable debt security declines below its amortized cost basis due to changes in interest rates, such amounts are recorded in accumulated other comprehensive loss, and are recognized in the Consolidated Statements of Operations only if the Company sells or intends to sell the security before recovery of its cost basis. There were no impairments related to marketable debt securities recorded during the twelve months ended September 27, 2024.
Marketable Equity Securities
    Marketable equity securities are stated at fair value as determined by the most recently traded price of each security at the balance sheet date and included in other assets within the Consolidated Balance Sheets. All unrealized gains and losses on marketable equity securities are recorded as part of other expense, net in the Company's Consolidated Statements of Operations. See Note 11, Fair Value, for further details.
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
    The Company evaluates goodwill for impairment at least annually at the beginning of the fourth quarter of each fiscal year or whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The evaluation includes consideration of qualitative factors including industry and market considerations, overall financial performance, and other relevant events and factors affecting the reporting unit. If the Company determines that a quantitative analysis is necessary, the Company performs a step one analysis, which consists of a comparison of the fair value of a reporting unit against its carrying amount, including the goodwill allocated to each reporting unit. In fiscal years 2023 and 2022 the Company performed the annual goodwill qualitative impairment test for our two reporting units and determined that, at those dates, it was not more likely than not that the fair values of the reporting units were less than their carrying amount and accordingly recorded no impairment.
    In the fourth quarter of 2024, changes in facts and circumstances related to reduced demand of the Company's medical products, coupled with a sustained decrease in the Company's stock price, resulted in the Company determining that an indicator of possible impairment existed within its reporting units. Accordingly, the Company performed a quantitative impairment analysis to determine the fair values of those reporting units, using both an income approach utilizing the discounted cash flow method and market approach utilizing the public company market multiple method. Based on the output of the analysis, the Company determined that the fair values of both the Medical and Industrial reporting units exceeded their carrying amounts. Accordingly, no impairment charges were recorded during the year ended September 27, 2024.
Loss Contingencies
    From time to time, the Company is involved in legal proceedings, claims and government inspections or investigations, customs and duties audits, and other contingency matters, both inside and outside the United States, arising in the ordinary course of its business or otherwise. The Company accrues amounts for probable losses, to the extent they can be reasonably estimated, that it believes are adequate to address any liabilities related to legal proceedings and other loss contingencies that the Company believes will result in a probable loss (including, among other things, probable settlement value). A loss or a range of loss is disclosed when it is reasonably possible that a material loss will be incurred and can be estimated or when it is reasonably possible that the amount of a loss, when material, will exceed the recorded provision. When a loss contingency is probable but not reasonably estimable the nature of the contingency and the fact that an estimate cannot be made is disclosed. See Note 13, Commitments and Contingencies, for further information regarding certain of our contractual obligations and contingencies.
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
The following table presents the change in the direct supplier financing obligation:

	Fiscal Years Ended
(In millions)	September 27, 2024	September 29, 2023
Confirmed obligations outstanding at the beginning of the period	$4.2	$5.1
Invoices confirmed during the period	31.3	42.9
Confirmed invoices paid during the period	(32.9)	(43.8)
Confirmed obligations outstanding at the end of the period	$2.6	$4.2
Environmental Obligations
    The Company's operations and facilities, past and present, are subject to environmental laws, including laws that regulate the handling, storage, transport, and disposal of hazardous substances. Certain of those laws impose cleanup liabilities under certain circumstances. In connection with those laws and certain of our past and present operations and facilities, the Company is obligated to indemnify Varian for the cleanup liabilities related to prior corporate restructuring activities. The Company anticipates that it will be obligated to reimburse Varian for 20% of the liabilities of Varian related to these sites (after adjusting for any insurance proceeds or tax benefits received by Varian). As of September 27, 2024 and September 29, 2023, the Company's estimated liability for these sites was $3.9 million and $2.8 million, net of expected insurance proceeds, respectively.
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
    The following table reflects the changes in the Company’s accrued product warranty:

	Fiscal Years Ended
(In millions)	September 27, 2024	September 29, 2023
Accrued product warranty, at beginning of period	$7.7	$7.9
New accruals charged to cost of revenues	21.0	12.7
Product warranty expenditures	(17.9)	(12.9)
Accrued product warranty, at end of period	$10.8	$7.7
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
Disaggregation of Revenue
    Revenue is disaggregated from contracts between geography and by reportable operating segment, which the Company believes best depicts how the nature, amount, timing, and uncertainty of revenues and cash flows are affected by economic factors. Refer to Note 17, Segment Information, included in this report, for the disaggregation of the Company’s revenue based on reportable operating segments and disaggregated by geographic region.
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

Allowance for Credit Losses
    The Company evaluates the creditworthiness of customers prior to authorizing shipment for all major sale transactions. On a quarterly basis, the Company considers historical trends, current information and any reasonable and supportable forecasts to determine if an amount should be included in the allowance for credit losses. The Company had an allowance for credit losses of $1.0 million and $0.6 million as of September 27, 2024 and September 29, 2023, respectively.
Share-Based Compensation Expense
    The Company has an equity-based incentive plan that provides for the grant of nonqualified stock options, restricted stock units, and performance stock units to directors, officers, and other employees. The Company also permits employees to purchase shares under the Varex employee stock purchase plan.
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
    Vesting of certain performance stock units is linked to the achievement of performance goals based on Adjusted EBITDA margin. Share-based compensation expense for these performance stock units are recognized over the performance period based on the probability of achieving the performance targets. Certain performance stock units include a market condition based on our relative total shareholder return over the performance period compared to a predetermined peer group. The fair value of these awards is determined using a Monte Carlo simulation as of the date of the grant and share-based compensation expense will not be adjusted should the target awards vary from actual awards. For additional information, see Note 15, Employee Stock Plans, included in this report.
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
Recently Adopted Accounting Pronouncements
    In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The standard removed certain separation models in ASC 470-20 for convertible instruments, and, as a result, embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under ASC 815. These convertible debt instruments are accounted for as a single liability measured at amortized cost. This results in the interest expense recognized for convertible debt instruments to be typically closer to the coupon interest rate. Further, the ASU made amendments to the earnings per share (“EPS”) guidance in Topic 260 for convertible instruments, the most significant impact of which was requiring the use of the if-converted method for diluted EPS calculation, and no longer allowing the net share settlement method. The Company adopted this ASU on October 1, 2022, using the modified retrospective method. On the date of adoption, the Company recorded an entry to reduce additional paid-in capital by $34.6 million, increase long-term debt, net by $28.0 million, decrease deferred tax assets by $0.5 million, and increase retained earnings by $6.1 million for the after-tax impact of previously recognized amortization of the debt discount associated with the Company’s Convertible Notes (as defined herein). The unamortized discount on the Company's Convertible Notes was derecognized in the first quarter of fiscal year 2023, which removed the amortization of the debt discount, and brought the effective interest rate closer to the coupon rate of 4.00%. The impact that the adoption of ASU 2020-06 has on the Company's net income per diluted share will depend on the amount of earnings in each period and could result in additional dilution.
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

Recent Accounting Standards and Updates Not Yet Effective
    In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures. ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within the segment measure of profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss, and the title and position of the entity’s CODM. ASU 2023-07 will be applied retrospectively and is effective for annual reporting periods in fiscal years beginning after December 15, 2023, and interim reporting periods in fiscal years beginning after December 31, 2024. The Company is currently reviewing the impact that the adoption of ASU 2023-07 may have on its consolidated financial statements and disclosures.
    In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires public companies to annually (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). ASU 2023-09 will be effective for the annual reporting periods in fiscal years beginning after December 15, 2024. The Company is currently evaluating ASU 2023-09 and does not expect it to have a material effect on its consolidated financial statements.

2. REVENUE RECOGNITION
Right of Return Assets and Refund Liabilities
    Right of return assets are included within the prepaid expenses and other current assets, and other assets in the Consolidated Balance Sheets. Refund liabilities are included within the accrued liabilities and other current liabilities and other long-term liabilities in the Consolidated Balance Sheets. The following tables summarize the changes in the right of return assets and refund liabilities for the twelve months ended September 27, 2024 and September 29, 2023:

(In millions)	Right of Return Assets
Balance at October 1, 2022	$25.4
Costs recovered from product returns during the period	(5.1)
Right of return assets from shipments of products, subject to return during the period	6.8
Adjustment for actual vs. reserved product returns	(1.1)
Balance at September 29, 2023	$26.0
Costs recovered from product returns during the period	(7.2)
Right of return assets from shipments of products, subject to return during the period	5.6
Adjustment for actual vs. reserved product returns	0.8
Balance at September 27, 2024	$25.2

(In millions)	Refund Liabilities
Balance at October 1, 2022	$28.2
Release of refund liability included in beginning of year refund liability	(5.6)
Additions to refund liabilities	7.5
Adjustment for actual vs. reserved product returns	(1.2)
Balance at September 29, 2023	$28.9
Release of refund liability included in beginning of year refund liability	(8.0)
Additions to refund liabilities	6.2
Adjustment for actual vs. reserved product returns	0.9
Balance at September 27, 2024	$28.0
    During fiscal year 2024, the Company recognized revenue of $9.9 million related to deferred revenue which existed at September 29, 2023. During fiscal year 2023, the Company recognized revenue of $6.7 million related to deferred revenue which existed at September 30, 2022.
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
3. LEASES
    The Company has operating and finance leases for office space, warehouse and manufacturing space, vehicles, and certain equipment. The Company's lease agreements do not contain any material residual value guarantees, variable lease costs, bargain purchase options or restrictive covenants. The Company does not have any lease transactions with related parties. Leases with an initial term of 12 months or less are generally not recorded on the balance sheet and expense for these leases is recognized on a straight-line basis over the lease term. The Company's leases have remaining lease terms of less than one year to approximately ninety-four years, some of which may include options to extend the leases for up to six years and some include options to terminate early. These options have been included in the determination of the lease liability when it is reasonably certain that the option will be exercised.
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
    The following table presents supplemental balance sheet information related to the Company's operating and finance leases:

(In millions)	Balance Sheet Location	September 27, 2024	September 29, 2023
Assets
Operating lease right-of-use assets	Operating lease assets	$28.3	$29.0
Finance lease right-of-use assets	Property, plant and equipment, net	6.6	0.3
Liabilities
Operating lease liabilities (current)	Current operating lease liabilities	4.0	3.8
Finance lease liabilities (current)	Accrued liabilities and other current liabilities	0.4	0.1
Operating lease liabilities (non-current)	Operating lease liabilities	23.0	23.1
Finance lease liabilities (non-current)	Other long-term liabilities	$5.9	$0.2
    The following table presents the weighted average remaining lease term and discount rate information related to the Company's operating and finance leases:

	September 27, 2024	September 29, 2023
Operating lease weighted average remaining lease term (in years)	7.9	7.8
Operating lease weighted average discount rate	8.0%	7.9%
Finance lease weighted average remaining lease term (in years)	13.9	3.6
Finance lease weighted average discount rate	6.1%	4.7%
    The following table provides information related to the Company’s operating and finance leases:

(In millions)	2024	2023	2022
Total operating lease costs(1)	$6.3	$5.8	$6.4

Total finance lease costs	$0.3	$0.2	$0.2

Operating cash flows from operating leases	$5.9	$7.8	$7.3
Financing cash flows from finance leases	0.5	0.3	0.2
Total cash paid for amounts included in the measurement of lease liabilities	$6.4	$8.1	$7.5

Non-cash operating right-of-use assets obtained in exchange for new lease liabilities	$5.4	$10.6	$5.4
Non-cash finance right-of-use assets obtained in exchange for new lease liabilities	6.5	0.2	0.1
Total right-of-use assets obtained in exchange for new lease liabilities	$11.9	$10.8	$5.5
(1) Includes variable and short-term lease expense, which were immaterial for fiscal years 2024, 2023, and 2022.
    As of September 27, 2024, maturities of operating lease and finance lease liabilities for each of the following five years and a total thereafter were as follows:

(In millions)
Fiscal Years:	Operating Leases	Finance Leases
2025	$5.8	$0.8
2026	4.8	0.7
2027	4.5	0.7
2028	3.8	0.6
2029	3.3	0.6
Thereafter	15.3	6.0
Total future lease payments	$37.5	$9.4
Less: imputed interest	(10.5)	(3.1)
Present value of lease liabilities	$27.0	$6.3
    As of September 27, 2024, the Company had not entered into any material leases that have not yet commenced.
4. RELATED-PARTY TRANSACTIONS
Investment in Privately-Held Companies
    The Company has a 40% ownership interest in dpiX Holding Company LLC ("dpiX Holding"), a holding company that has a 100% ownership interest in dpiX LLC ("dpiX"), a supplier of amorphous silicon-based thin film transistor arrays for flat panels used in the Company's digital image detectors. In accordance with the dpiX Holding operating agreement, net profits or losses are allocated to the members in accordance with their ownership interests.
    The investment in dpiX Holding is accounted for under the equity method of accounting. When the Company recognizes its share of net profits or losses of dpiX Holding, profits or losses in inventory purchased from dpiX are eliminated. In fiscal years 2024, 2023, and 2022, the Company recorded a loss on the equity investment in dpiX Holding of $1.0 million, $0.2 million, and $2.6 million, respectively. The loss on the equity investment in dpiX Holding is included in other expense, net in the Consolidated Statements of Operations. The carrying value of the equity investment in dpiX Holding was $24.8 million and $25.8 million at September 27, 2024 and September 29, 2023, respectively.
    During fiscal year 2023, the Company recorded an impairment of its investment in dpiX Holding of $16.4 million. See Note 1, Summary of Significant Accounting Policies, for details on the nature of the impairment. There were no impairments recorded during fiscal year 2024 or 2022.
    In fiscal years 2024, 2023 and 2022, the Company purchased glass transistor arrays from dpiX totaling $18.0 million, $18.7 million and $21.0 million, respectively. These purchases of glass transistor arrays are included as a component of inventories, net on the Consolidated Balance Sheets or cost of revenues in the Consolidated Statements of Operations.
    As of September 27, 2024 and September 29, 2023, the Company had accounts payable to dpiX totaling $3.0 million and $2.7 million, respectively.
    In October 2013, the Company entered into an amended agreement with dpiX and other parties that, among other things, provides it with the right to 50% of dpiX’s total manufacturing capacity. In addition, the Company is required to pay for 50% of dpiX's fixed costs, as determined at the beginning of each calendar year. In January 2024, the fixed cost commitment was determined and approved by the dpiX board of directors to be $12.4 million for calendar year 2024. As of September 27, 2024, the Company estimated it has fixed cost commitments of $3.1 million related to the amended agreement through the remainder of calendar year 2024. The amended agreement will continue unless the ownership structure of dpiX changes (as defined in the amended agreement).
    The Company has determined that dpiX Holding is a variable interest entity because the at-risk equity holders, as a group, lack the characteristics of a controlling financial interest. Majority votes are required to direct the manufacturing activities, legal operations and other activities that most significantly affect dpiX’s economic performance. The Company does not have majority voting rights and no power to unilaterally direct the activities of dpiX Holding, and therefore, is not the primary beneficiary of dpiX Holding. The Company’s exposure to loss as a result of its involvement with dpiX Holding is limited to the carrying value of the Company’s investment of $24.8 million and fixed cost commitments.
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
    In fiscal years 2024, 2023, and 2022, the Company recorded a loss on the equity investment in VEC of $0.1 million, $0.4 million, and $0.8 million respectively. The Company's investment in VEC was $2.0 million and $2.1 million as of September 27, 2024 and September 29, 2023, respectively. In fiscal years 2024 and 2023, the Company had loans and other receivables from VEC of $0.7 million and $0.7 million, respectively, which are recorded in prepaid expenses and other current assets in the Consolidated Balance Sheets.
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
    Cash outflows associated with these restructuring charges are limited to employee termination expenses, facility closure and equipment sales and disposals. Below is a detail of restructuring charges incurred during the 2024, 2023 and 2022 fiscal years, which predominately relate to the Company's Medical segment:

(In millions)	Location of Restructuring Charges in Consolidated Statements of Operations	2024	2023	2022
Other assets impairment charges	Selling, general and administrative	$—	$—	$1.8
6. OTHER FINANCIAL INFORMATION
     The following table summarizes the Company’s accrued liabilities and other current liabilities:

(In millions)	September 27, 2024	September 29, 2023
Accrued compensation and benefits	$30.0	$33.4
Product warranty	10.8	7.7
Taxes payable	8.1	13.3
Refund liability	7.5	7.2
Accrued interest	11.7	11.6
Other	10.5	9.4
Total accrued liabilities and other current liabilities	$78.6	$82.6
    The following table summarizes the Company’s other long-term liabilities:

(In millions)	September 27, 2024	September 29, 2023
Long-term income tax payable	$4.0	$4.6
Environmental liabilities	3.0	1.9
Defined benefit obligation liability	5.9	5.2
Long-term refund liability	20.5	21.7
Derivative liability	8.6	4.9
Long-term other	8.4	3.3
Total other long-term liabilities	$50.4	$41.6

    The following table summarizes the Company’s other expense, net:

	Fiscal Years
(In millions)	2024	2023	2022
Loss from equity method investments	$(1.0)	$(1.4)	$(3.0)
Gain on purchase of business	2.1	—	—
Impairment of equity method investment	—	(16.4)	—
Realized losses on foreign currencies, net	(2.3)	(1.0)	(1.5)
Other	(3.0)	(1.4)	0.2
Total other expense, net	$(4.2)	$(20.2)	$(4.3)
7. NET (LOSS) INCOME PER SHARE
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
    A reconciliation of the numerator and denominator used in the calculation of basic and diluted net (loss) income per common share is as follows:

	Fiscal Years
(In millions, except per share amounts)	2024	2023	2022
Net (loss) income per share – basic
Net (loss) income attributable to Varex	$(47.7)	$48.2	$30.3
Basic weighted average shares outstanding	40.8	40.3	39.8
Basic net (loss) income per share attributable to Varex	$(1.17)	$1.20	$0.76

Net (loss) income per share – diluted
Net (loss) income attributable to Varex	$(47.7)	$48.2	$30.3
Interest expense on Convertible Notes, net of tax	—	6.2	—
Diluted net (loss) income	$(47.7)	$54.4	$30.3

Basic weighted average shares outstanding	40.8	40.3	39.8
Dilutive effect of Convertible Senior Notes	—	9.6	1.3
Dilutive effect of share-based awards and other	—	0.4	0.5
Diluted weighted average shares outstanding	40.8	50.3	41.6
Diluted net (loss) income per share attributable to Varex	$(1.17)	$1.08	$0.73

Anti-dilutive share summary
Share-based awards and other	3.3	2.7	3.0
Convertible notes	9.6	—	—
Warrants	9.6	9.6	—
Total anti-dilutive shares	22.5	12.3	3.0
    Potentially dilutive shares, which are based on the weighted-average shares of common stock underlying stock options, unvested stock awards, purchase rights granted under the employee stock purchase plan, warrants, and Convertible Notes using the treasury stock method or the if-converted method, as applicable, are included when calculating diluted net (loss) income per share attributable to Varex when their effect is dilutive. As of October 1, 2022, the Company adopted ASU 2020-06 using the modified retrospective method. The standard requires the Company to apply the if-converted method in relation to the Convertible Notes, which requires the Company to assume that the Convertible Notes would have been converted using only share settlement at the beginning of the period, resulting in an additional 0 shares outstanding. Using this method, the numerator is affected by adding back the after-tax interest expense and the denominator is affected by including the effect of potential share settlement, if the effect is dilutive. Prior to the adoption of ASU 2020-06, the Convertible Notes were accounted for using the treasury stock method for purposes of net income per share. See Note 1, Summary of Significant Accounting Policies, "Recently Adopted Accounting Pronouncements" for further details concerning the adoption of ASU 2020-06. Furthermore, in connection with the offering of the Convertible Notes, the Company entered into convertible note hedges and warrants (see Note 9, Borrowings). However, the Company's convertible note hedges are not included when calculating potentially dilutive shares since their effect is always anti-dilutive.
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
Derivatives Designated as Hedging Instruments - Net Investment Hedges
    The Company uses cross currency swap contracts as net investment hedges to manage its risk of variability in foreign currency-denominated net investments in majority-owned international operations. All changes in fair value of the derivatives designated as net investment hedges are reported in accumulated other comprehensive loss along with the foreign currency translation adjustments on those investments. During fiscal year 2023, the Company terminated all three of its previously outstanding cross currency swap contracts which resulted in cash received upon settlement of $7.3 million. The gain on the cross currency swap contracts was recorded in accumulated other comprehensive loss where it will remain until such time that substantial liquidation of the international operations should occur. Concurrent with the termination of the previous cross currency swap contracts, the Company entered into two new cross currency swap contracts which have been designated as net investment hedges.
    As of September 27, 2024, the Company had the following outstanding derivatives designated as net investment hedging instruments:

(In millions, except for number of instruments)	Number of Instruments	Notional Value
Cross currency swap contracts	2	$58.7
    The following table summarizes the amount of pre-tax gain (loss) recognized from derivative instruments for the periods indicated and the line items in the accompanying statements of operations where the results are recorded for net investment hedges:

	Amount of (Loss) or Gain Recognized in OCI on Derivatives Fiscal Year Ended			Location of Gain or (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)	Amount of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing) Fiscal Year Ended
(In millions)	2024	2023	2022		2024	2023	2022
Cross currency swap contracts	$(3.9)	$(4.4)	$8.7	Interest expense	$0.9	$0.9	$1.2

    These derivative instruments are subject to master netting agreements giving effect to rights of offset with each counterparty. None of the balances were eligible for netting. The following table summarizes the gross fair values of derivative instruments as of the periods indicated and the line items in the accompanying Consolidated Balance Sheets where the instruments are recorded:

(In millions)		Derivative Assets and Liabilities
Derivatives Designated as Net Investment Hedges	Balance Sheet Location	2024	2023
Cross currency swap contracts	Prepaid expenses and other current assets	$1.0	$0.7
Cross currency swap contracts	Other long-term liabilities	$8.6	$4.9
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
    The following table shows the notional amounts of outstanding foreign currency contracts as of September 27, 2024:

	Notional Value of Derivatives not Designated as Hedging Instruments:
(In millions of equivalent USD)	Buy Contracts	Sell Contracts
Australian Dollar	$—	$2.6
Chinese Renminbi	—	31.8
Euro	—	20.7
Indian Rupee	1.2	—
Japanese Yen	7.8	—
Mexican Peso	—	1.6
Swiss Franc	3.7	—
Philippine Peso	6.8	—
Total notional value	$19.5	$56.7

9. BORROWINGS
    The following table summarizes the Company's short-term and long-term debt:

	September 27, 2024		September 29, 2023
(In millions, except for percentages)	Amount	Weighted-Avg Effective Interest Rate	Amount	Weighted-Avg Effective Interest Rate	$ Change
Current maturities of long-term debt:
Convertible Senior Unsecured Notes	$45.0	4.8%	$—		$45.0
Other debt	1.5		1.5		—
Total current maturities of long-term debt	$46.5		$1.5		$45.0

Non-current maturities of long-term debt:
Convertible Senior Unsecured Notes(1)	$155.0	4.8%	$200.0	4.8%	$(45.0)
Senior Secured Notes	243.0	8.2%	243.0	8.2%	—
Other debt	2.1		3.5		(1.4)
Total non-current maturities of long-term debt	$400.1		$446.5		$(46.4)

Unamortized issuance costs and debt discounts:
Unamortized issuance costs - Convertible Notes	$(1.0)		$(2.5)		$1.5
Debt issuance costs - Senior Secured Notes	(2.2)		(2.9)		0.7
Total	(3.2)		(5.4)		2.2
Total debt outstanding, net	$443.4		$442.6		$0.8
(1) This amount has been excluded from current liabilities as it is supported by the Revolving Credit Facility (as defined below) and is expected to remain outstanding for an uninterrupted period extending beyond one year from the balance sheet date.
    Future principal payments of long-term debt outstanding as of September 27, 2024 are as follows:

(In millions)
Fiscal Years:
2025	$201.5
2026	1.4
2027	243.7
2028	—
2029	—
Thereafter	—
Total debt outstanding	$446.6
Less: current maturities of long-term debt	(46.5)
Non-current portion of long-term debt	$400.1

The following table summarizes the Company's interest expense:

	Twelve Months Ended
	September 27, 2024	September 29, 2023	September 30, 2022
Contractual interest coupon and other	$26.8	$26.7	$27.6
Amortization/extinguishment of debt issuance costs	3.4	2.6	3.4
Amortization of debt discounts	—	—	8.8
Total interest expense	$30.2	$29.3	$39.8
Senior Secured Revolving Credit Facility
    On March 26, 2024, the Company entered into a senior secured revolving credit agreement (the "Credit Agreement") providing for a senior secured revolving credit facility of up to $155.0 million (the “Revolving Credit Facility”). Simultaneous with its entry into the Revolving Credit Facility, the Company terminated its $100.0 million asset-based loan revolving credit facility (the "ABL Facility"), dated as of September 30, 2020. As of September 27, 2024, the Revolving Credit Facility remains undrawn.
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
    Debt issuance costs, including unamortized deferred costs for continuing lenders under the previously existing ABL Facility, of $2.3 million were capitalized and are included within other assets on the Consolidated Balance Sheets. These costs are being amortized over the term of the new agreement and are being recorded within interest expense in the Consolidated Statements of Operations.
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
Equipment Credit Agreement
    On April 26, 2024, the Company entered into a secured delayed draw term loan credit agreement (the “Equipment Credit Agreement”), providing for a secured equipment credit facility of up to $20.0 million (the “Equipment Credit Facility”). As of September 27, 2024, there was no principal balance outstanding under the Equipment Credit Facility.
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
    In accordance with the applicable accounting standards, a short-term debt obligation should be excluded from current liabilities if the entity has both the intent and ability to refinance the obligation on a long-term basis. The intent and ability can be demonstrated by the issuance of a long-term obligation to refinance the short-term obligation on a long-term basis after the date of an entity’s balance sheet but before that balance sheet is issued. Due to the entry into the Revolving Credit Facility, the Company classified $155.0 million of debt outstanding as of September 27, 2024 as long-term debt, net of current portion. The remaining principal amount totaling $45.0 million is classified as current portion of long-term debt as of September 27, 2024.
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
    On June 4, 2020 and June 5, 2020, Varex also entered into privately negotiated warrant transactions (collectively, the “Warrant Transactions” and, together with the Hedge Transactions, the “Call Spread Transactions”), whereby the Company sold warrants at a higher strike price relating to the same number of shares of Varex common stock that initially underlie the Convertible Notes, subject to customary anti-dilution adjustments. The initial strike price of the warrants is $24.975 per share (subject to adjustment under the terms of the Warrant Transactions), which is 50% above the last reported sale price of Varex common stock on June 4, 2020. The Warrant Transactions could have a dilutive effect to the Company's stockholders to the extent that the market price per share of Varex common stock, as measured under the terms of the Warrant Transactions, exceeds the applicable strike price of the warrants. The number of shares underlying the Warrant Transactions is 9.6 million. The number of warrants outstanding as of September 27, 2024, was 9.6 million.
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
    The Senior Secured Notes are secured by a first priority lien on substantially all of the assets of Varex and the assets and capital stock of its subsidiary guarantors (subject to exceptions), except for assets for which a first priority security interest is pledged for the Revolving Credit Facility, in which the Senior Secured Notes will have a second lien security interest. The Senior Secured Notes include negative covenants, subject to certain exceptions, restricting or limiting Varex's ability and the ability of its restricted subsidiaries to, among other things, incur liens on collateral; sell certain assets; incur additional indebtedness; pay dividends; issue preferred shares; consolidate, merge, or sell all or substantially all of its assets; and enter into certain transactions with their affiliates.
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
    On March 18, 2022, the Company redeemed $27 million of Senior Secured Notes, in accordance with the terms and conditions of the governing indenture, by paying cash of $28.7 million, inclusive of the redemption premium and accrued interest, and recognized a $1.2 million loss related to the redemption premium and the write-off of previously recorded debt issuance costs. The redemption price of the redeemed notes was 103% of the principal amount, plus accrued and unpaid interest from, and including, October 15, 2021 to, but excluding, the redemption date of March 18, 2022. As of September 27, 2024, the aggregate principal amount of the outstanding Senior Secured Notes was $243.0 million.
Asset-Based Loan
    On September 30, 2020, the Company entered into a revolving credit agreement consisting of a $100.0 million asset-based loan revolving credit facility. On March 26, 2024, the Company terminated the ABL Facility and recognized $0.6 million of the remaining unamortized issuance costs in interest expense in the Consolidated Statements of Operations, which excludes costs related to lenders that continued under the Revolving Credit Facility. There was no principal balance outstanding under the ABL Facility when it was terminated.
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
    During the first quarter of fiscal year 2024, the Company increased its ownership in MeVis Breastcare to 87.1% for a purchase price of $0.9 million, resulting in the Company now holding a controlling interest in MeVis Breastcare. The purchase of this additional ownership interest was accounted for as a business combination achieved in stages, or step acquisition. As a result, the previously held equity interest was remeasured to its acquisition-date fair value, with a gain of $0.9 million recognized in Other expense, net in the Consolidated Statements of Operations. The assets and liabilities of MeVis Breastcare were then recorded on the Company's balance sheet at their fair values in accordance with ASC 805, and a gain on bargain purchase of $1.2 million was recorded during the first quarter of fiscal year 2024 in Other expense, net in the Consolidated Statements of Operations. Because the purchase price did not give consideration to the other assets of the business, the fair value of the ownership interest acquired exceeded the price paid to the third party partial owner and this resulted in a gain on bargain purchase.

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
11. FAIR VALUE
Assets/Liabilities Measured at Fair Value on a Recurring Basis
    The fair values of certain of the Company’s financial instruments, including bank deposits included in cash and cash equivalents, accounts receivable, net and accounts payable, approximate their fair values due to their short maturities. As of September 27, 2024, the fair value of the Company's Convertible Notes and Senior Secured Notes, as defined in Note 9, Borrowings and measured using Level 1 inputs, were $197.7 million and $247.6 million, respectively. As of September 29, 2023, the fair values of the Company's Convertible Notes and Senior Secured Notes, measured using Level 1 inputs, were $228.4 million and $243.6 million, respectively. The Company has elected to use the income approach to value its derivative instruments using standard valuation techniques and Level 2 inputs, such as currency spot rates, forward points and credit default swap spreads.

    In the tables below, the Company has segregated all assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

	Fair Value Measurements at September 27, 2024
(In millions)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$—	$24.4	$—	$24.4
Corporate notes/bonds	—	16.5	—	16.5
Government agencies	—	18.3	—	18.3
US treasury bills	—	6.1	—	6.1
Certificates of deposit	—	0.9	—	0.9
Derivative assets	—	1.0	—	1.0
Deferred compensation plan(1)	7.5	—	—	7.5
Marketable equity securities	2.6	—	—	2.6
Total assets measured at fair value	$10.1	$67.2	$—	$77.3

Liabilities:
Derivative liabilities	$—	$8.6	$—	$8.6
Total liabilities measured at fair value	$—	$8.6	$—	$8.6
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

Nonrecurring Fair Value Measurements
    In fiscal year 2023, the Company assessed its equity method investment in dpiX Holding for impairment and concluded that the carrying value of the investment was greater than its fair value. The nonrecurring fair value measurements used by the Company to impair its equity method investment in dpiX Holding was calculated by equal weighting of the income approach based on estimated discounted future cash flows and the market approach based on comparable publicly traded companies in similar lines of businesses. Under the income approach, fair value is determined based on a discounted cash flow technique that uses estimates of cash flows discounted to present value using rates commensurate with the risks associated with those cash flows. Under the market approach, a market-based value is derived by relating multiples for earnings and cash flow measures for a group of comparable public companies to the same measure for each reporting unit to estimate fair value. This valuation resulted in a Level 3 nonrecurring fair value measurement. See Note 1, Summary of Significant Accounting Policies, for details on the nature of the impairment.
Marketable Debt Securities
    The following is a summary of marketable debt securities, which are included within the cash and cash equivalents, marketable securities, and other assets balances on the Consolidated Balance Sheets.

	September 27, 2024
(In millions)	Amortized Costs	Unrealized Gains	Fair Value
Corporate notes/bonds	$16.4	$0.1	$16.5
US treasury bills	6.1	—	6.1
Government agencies	18.3	—	18.3
Certificates of deposit	0.9	—	0.9
Total marketable debt securities	$41.7	$0.1	$41.8
    The following table summarizes the marketable debt securities on the Consolidated Balance Sheets as of September 29, 2023.

	September 29, 2023
(In millions)	Amortized Costs	Fair Value
Commercial paper	$6.0	$6.0
Corporate notes/bonds	8.3	8.3
US treasury bills	28.6	28.6
Government agencies	6.6	6.6
Total marketable debt securities	$49.5	$49.5
    The contractual maturities of marketable debt securities as of September 27, 2024, are shown in the table below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	September 27, 2024
(In millions)	Amortized Costs	Fair Value
Contractual maturities:
Due within one year	$32.8	$32.8
Due after one year through five years	8.9	9.0
Total marketable debt securities	$41.7	$41.8
    During the twelve months ended September 27, 2024, there were no gross realized gains or losses from the sale of certain marketable debt securities that were reclassified out of accumulated other comprehensive loss.

    The following tables summarizes the balance sheet locations for marketable debt securities:

	September 27, 2024
(In millions)	Commercial Paper	Corporate Notes/Bonds	Government Agencies	Treasury Bills	Certificates of Deposit	Total
Cash and cash equivalents	$—	$—	$—	$1.0	$—	$1.0
Marketable securities	—	10.5	16.3	4.1	0.9	31.8
Other assets	—	6.0	2.0	1.0	—	9.0
Total marketable debt securities	$—	$16.5	$18.3	$6.1	$0.9	$41.8

	September 29, 2023
(In millions)	Commercial Paper	Corporate Notes/Bonds	Government Agencies	Treasury Bills	Total
Cash and cash equivalents	$6.0	$—	$—	$2.2	$8.2
Marketable securities	—	8.3	6.6	26.4	41.3
Total marketable debt securities	$6.0	$8.3	$6.6	$28.6	$49.5

12. GOODWILL AND INTANGIBLE ASSETS
    The following table reflects goodwill by reportable segment:

(In millions)	Medical	Industrial	Total
Balance at September 29, 2023	$171.5	$117.0	$288.5
Foreign currency translation adjustments	1.5	1.0	2.5
Balance at September 27, 2024	$173.0	$118.0	$291.0
    The following table reflects the gross carrying amount and accumulated amortization of the Company’s finite-lived intangible assets included in intangible assets, net in the Consolidated Balance Sheets:

	September 27, 2024			September 29, 2023
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired existing technology	$73.8	$(63.5)	$10.3	$72.3	$(57.8)	$14.5
Patents, licenses and other	12.6	(12.6)	—	12.5	(12.2)	0.3
Customer contracts and supplier relationship	52.8	(47.0)	5.8	50.3	(42.7)	7.6
Total intangible assets	$139.2	$(123.1)	$16.1	$135.1	$(112.7)	$22.4
    Amortization expense for intangible assets was $9.9 million, $13.7 million and $14.6 million in fiscal years 2024, 2023 and 2022, respectively.
    As of September 27, 2024, the estimated future amortization expense of intangible assets with finite lives is as follows:

(In millions)
Fiscal Years:
2025	$3.8
2026	3.7
2027	3.4
2028	3.3
2029	1.6
Thereafter	0.3
Total	$16.1

13. COMMITMENTS AND CONTINGENCIES
Lease Commitments
    See Note 3, Leases, included in this report, for additional information about the Company's lease commitments.
Other Commitments
    See Note 4, Related-Party Transactions, included in this report, for additional information about the Company’s commitments to dpiX.
    See Note 14, Noncontrolling Interests, included in this report, for additional information about the Company’s commitment to the noncontrolling shareholders of MeVis.
    The Company has an environmental liability of approximately $3.9 million as of September 27, 2024. See Note 1, Summary of Significant Accounting Policies, included in the accompanying Notes to the Consolidated Financial Statements for additional information.
    In fiscal year 2022, the Company entered into several agreements with a third-party company, whose stock is publicly traded on a foreign exchange. Under these agreements, the Company will make certain milestone payments of up to $5 million upon achievement of specified milestones. During fiscal years 2022, 2023 and 2024, the Company paid $1 million, $2 million, and $1 million respectively, to the third-party company, which was recorded in research and development in the Consolidated Statements of Operations. The remaining milestone was achieved and paid in the first quarter of fiscal year 2025.
    The Company enters into purchase agreements with its suppliers in the ordinary course of its business for the purchase of goods and services. Some of these purchase agreements are non-cancellable and thus contractually obligate the Company to future cash payments. The Company has non-cancellable supplier purchase obligations of approximately $6.7 million as of September 27, 2024.
 Contingencies
    The Company did not have any material contingent liabilities as of September 27, 2024 and September 29, 2023. Legal expenses are expensed as incurred.
14. NONCONTROLLING INTERESTS
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
    In April 2015, the Company completed the acquisition of 73.5% of the then outstanding shares of MeVis Medical Solutions AG (“MeVis”), a public company based in Bremen, Germany, that provides image processing software and services for cancer screening. In August 2015, the Company, through one of its German subsidiaries, entered into a Domination and Profit and Loss Transfer Agreement (the “DPLTA”) with MeVis. In October 2015, the DPLTA became effective upon its registration at the local court of Bremen, Germany. Under the DPLTA, MeVis subordinates its management to the Company and undertakes to transfer all of its annual profits and losses to the Company. In return, the DPLTA grants the noncontrolling shareholders of MeVis: (1) an annual recurring net compensation of €0.95 per MeVis share starting from January 1, 2015 and (2) a put right for their MeVis shares at €19.77 per MeVis share. In fiscal years 2017 and 2018, the Company purchased an immaterial number of MeVis' shares for an additional 0.2% of outstanding shares under the put right such that the Company now owns 73.7% of the outstanding shares of common stock of MeVis. During the fourth quarter of fiscal year 2020, the put right granted to the noncontrolling shareholders of MeVis under the DPLTA expired unexercised, which resulted in the redeemable noncontrolling interests being reclassified to permanent equity as noncontrolling interest in the Consolidated Balance Sheets. As of September 27, 2024, noncontrolling shareholders together held approximately 0.5 million shares of MeVis, representing 26.3% of the outstanding shares.

    Changes in noncontrolling interests were as follows:

	Fiscal Years
	2024	2023
(In millions)	Noncontrolling Interests	Noncontrolling Interests
Balance at beginning of period	$13.3	$13.3
Net income attributable to noncontrolling interests	0.5	0.5
Business acquisitions	0.7	—
Other, including foreign currency remeasurement	(0.4)	(0.5)
Balance at end of period	$14.1	$13.3
15. EMPLOYEE STOCK PLANS
Employee Stock Plans
    Certain of the Company's employees participate in the Varex Imaging Corporation 2020 Omnibus Stock Plan, as Amended and Restated (the “2020 Stock Plan”), the 2017 Omnibus Stock Plan (the “2017 Stock Plan”), and the Varex Imaging Corporation 2017 Employee Stock Purchase Plan (the “2017 ESPP”) which allow the grants of stock options, restricted stock units and performance shares among other types of awards to eligible employees.
    In January 2017, Varex stockholders approved the 2017 ESPP, which provides eligible employees with an opportunity to purchase shares of Varex common stock at 85% of the lower of its fair market value at the start and end of a six-month purchase period. During the fiscal year 2022, the Company's Board of Directors approved an increase in the number of shares available for issuance under the 2017 ESPP of 0.8 million shares. As of September 27, 2024 the 2017 ESPP provides for the purchase of up to 1.8 million shares of Varex common stock.
Share-Based Compensation Expense
    Share-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest. Share-based compensation expense includes expenses related to the Company’s direct employees.
    The table below summarizes the effect of recording share-based compensation expense and the option value of the employee stock purchase plan shares:

	Fiscal Years
(In millions)	2024	2023	2022
Cost of revenues	$1.8	$1.7	$1.6
Research and development	3.4	3.3	3.1
Selling, general and administrative	10.1	8.5	9.3
Total share-based compensation expense	$15.3	$13.5	$14.0
    The unrecognized share-based compensation cost as of September 27, 2024 was $23.8 million, and is expected to be recognized over a weighted average period of 1.9 fiscal years. As of September 27, 2024, there were approximately 5.0 million and 0.3 million shares of common stock available for future issuances under the 2020 Stock Plan and the 2017 ESPP, respectively.

    The Company utilized the Black-Scholes valuation model for estimating the fair value of stock options granted and the option component of ESPP grants. The Company calculated the fair value of option grants and the option component of ESPP grants on the respective dates of grant using the following weighted average assumptions:

	Employee Stock Option Plan			Employee Stock Purchase Plans
	Fiscal Years			Fiscal Years
	2024	2023	2022	2024	2023	2022
Expected term (in years)	6.1	6.9	7.0	0.5	0.5	0.4
Risk-free interest rate	3.8%	3.6%	1.4%	5.2%	4.8%	1.6%
Expected volatility	45.7%	43.9%	42.7%	34.2%	34.8%	33.6%
Expected dividend	—%	—%	—%	—%	—%	—%
Weighted average fair value at grant date	$5.85	$9.75	$12.07	$3.97	$4.96	$5.41
    Option valuation methods, including Black-Scholes, require the input of subjective assumptions, which are discussed below.
Risk-Free Interest Rate
    The interest rates used are based on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award.
Expected Term
    Options granted generally vest over a period of 48 months and expire 7 to 10 years from the date of grant. Employee stock purchase plan offering periods are typically 6 months and provide eligible employees with an opportunity to purchase shares of Varex common stock at 85% of the lower of its fair market value at the start or end of a six-month purchase period. The Company has elected to use the simplified method in calculating the expected term of its options due to a lack of sufficient historical information.
Expected Dividend Yield
    The dividend rate used is zero as the Company has never paid any cash dividends on its common stock and does not anticipate doing so in the foreseeable future. The Company is also restricted from paying dividends on common stock under its debt facilities.
Expected Volatility
    Authoritative accounting guidance on stock-based compensation indicates that companies should consider volatility over a period generally commensurate with the expected or contractual term of the stock option. The expected volatility is based on the historical volatility of the Company's common stock.
Stock Option Activity
    The following table summarizes the activity for stock options under Varex’s employee incentive plans for the Company’s employees:

(In thousands, except per share amounts and the remaining term)	Options	Price Range	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (1)
Outstanding at September 29, 2023	2,862	$13.61 - $37.60	$28.08	4.8	$871.4
Granted	17	$13.84 - $13.84	13.84
Canceled, expired or forfeited	(782)	$31.08 - $34.13	31.23
Outstanding at September 27, 2024	2,097	$13.61 - $37.60	$26.79	5.5	$—
Exercisable at September 27, 2024	1,720	$13.61 - $37.60	$27.32	5.0	$—
(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and the closing price of Varex common stock of $11.92 as of September 27, 2024, the last trading date of the Company's respective fiscal years, and which represents the amount that would have been received by the option holders had all option holders exercised their options and sold the shares received upon exercise as of that date.

    The grant-date fair value of options granted during fiscal years 2024, 2023 and 2022 was $0.1 million, $4.0 million and $3.9 million, respectively. The total intrinsic value of the options exercised during the years ended September 27, 2024, September 29, 2023 and September 30, 2022 was $0.0 million, $0.1 million and $0.5 million, respectively.
Restricted Stock Units, Performance Stock Units, Restricted Stock Awards and Deferred Stock Units
    During the fiscal year 2024, the Company issued performance stock units ("PSUs") to certain officers and key employees in connection with our long-term incentive program. Each PSU represents the right to receive one share of our common stock, provided that the applicable performance and vesting conditions are satisfied.
    The following table summarizes the activity for restricted stock units, performance stock units, restricted stock awards and deferred stock units under the 2020 Stock Plan:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at September 29, 2023	1,277	$22.30
Granted	872	19.67
Vested	(394)	23.05
Canceled, expired or forfeited	(85)	20.63
Balance at September 27, 2024	1,670	$20.74
    The total grant-date fair value of shares granted was $17.2 million, $11.3 million and $10.8 million for fiscal years 2024, 2023 and 2022, respectively. Shares outstanding at September 27, 2024, September 29, 2023 and September 30, 2022 had an estimated market value of $20.0 million, $24.0 million and $22.1 million, respectively.
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
    Income tax expense (benefit) was as follows:

	Fiscal Years
(In millions)	2024	2023	2022
Current income tax expense:
Federal	$9.7	$9.8	$3.7
State and local	0.6	0.3	0.2
Foreign	4.6	12.6	10.3
Total current	$14.9	$22.7	$14.2
Deferred income tax (benefit) expense:
Federal	$38.5	$(38.0)	$0.4
State and local	(1.1)	(0.2)	(0.9)
Foreign	(0.1)	(1.9)	—
Total deferred	37.3	(40.1)	(0.5)
Income tax expense (benefit)	$52.2	$(17.4)	$13.7

    Income before taxes are generated from the following geographic areas:

	Fiscal Years
(In millions)	2024	2023	2022
United States	$(15.1)	$(6.2)	$16.4
Foreign	20.1	37.5	28.1
Income before taxes	$5.0	$31.3	$44.5
    The effective tax rate differs from the U.S. federal statutory tax rate as a result of the following:

	Fiscal Years
	2024	2023	2022
Federal statutory income tax rate	21.0%	21.0%	21.0%
State and local taxes, net of federal tax benefit	(7.5)	0.3	(1.4)
Statutory rate change impact on prior year deferreds	(0.3)	—	1.1
Return to provision	(30.9)	(4.7)	(2.1)
Research and development credit	(41.9)	(8.4)	(0.9)
Foreign rate difference	(1.6)	6.3	6.5
Share-based compensation	43.6	3.8	1.0
Change in valuation allowance	1,101.1	(65.7)	6.3
U.S. tax reform - international provisions	(32.0)	(9.2)	(4.6)
Other	(7.5)	1.0	3.9
Effective tax rate	1,044.0%	(55.6)%	30.8%

During fiscal year 2024, the Company's effective tax rate varied from the U.S. federal statutory rate of 21% primarily due to the unfavorable impact of U.S. deferred tax attributes and losses in certain foreign jurisdictions for which a valuation allowance is provided, as well as profit in foreign jurisdictions with statutory tax rates greater than 21%. These unfavorable items were partially offset by the favorable impact of U.S. tax reform regarding international provision, R&D credits, and return to provision adjustments.
    During fiscal year 2023, the Company’s effective tax rate varied from the U.S. federal statutory rate of 21% primarily due to the favorable impact of the release of the U.S. valuation allowance, U.S. tax reform regarding international provisions, R&D credits, and return to provision adjustments. These favorable items were partially offset by the unfavorable impact of profit in foreign jurisdictions with statutory tax rates greater than 21%.
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
    The Company has estimated its fiscal year 2024 GILTI (global intangible low-taxed income), BEAT (base-erosion anti-abuse tax), FDII (foreign-derived intangible income), limitations on interest expense deductions, and other components of U.S. tax reform, and have included these amounts in the calculation of the fiscal year 2024 tax provision. The Company has made an accounting policy election, as allowed by the SEC and FASB, to recognize the impact of GILTI as a period cost if and when incurred.

    Significant components of deferred tax assets and liabilities are as follows:

(In millions)	September 27, 2024	September 29, 2023
Deferred tax assets:
Inventory adjustments	$4.7	$5.9
Share-based compensation	6.3	6.7
Product warranty	2.0	1.5
Unrealized exchange gain	3.0	2.5
Deferred compensation	1.7	1.4
Net operating loss carryforwards	18.9	19.4
Accrued vacation	0.6	0.3
Accrued incentives	0.3	2.0
Credit carryforwards	3.6	2.7
Deferred financing fees	2.5	5.7
Capitalized interest	1.1	1.1
Lease liabilities	7.5	6.1
Investments in privately held companies	4.0	3.2
Research and experimentation capitalization	30.8	17.6
Royalty advance	6.6	—
Other DTA	3.9	4.1
	$97.5	$80.2
Valuation allowance	(74.7)	(18.7)
Total deferred tax assets	$22.8	$61.5
Deferred tax liabilities:
Acquired intangibles	$(3.9)	$(5.3)
Property, plant and equipment	(7.1)	(8.0)
Operating lease assets	(7.3)	(6.0)
Other DTL	(1.2)	(0.9)
Total deferred tax liabilities	(19.5)	(20.2)
Net deferred tax assets	$3.3	$41.3
Reported As:
Deferred tax assets	$22.8	$61.5
Deferred tax liabilities	(19.5)	(20.2)
Net deferred tax assets	$3.3	$41.3

    The Company is maintaining its reinvestment assertion with respect to foreign earnings for the year ended September 27, 2024, which is that all earnings prior to fiscal year 2018 are permanently reinvested for all countries, and that all earnings for Varex Imaging Sweden and Oy Varex Imaging Finland, are also indefinitely reinvested in those countries, but post fiscal year 2017 earnings in all other countries are not permanently reinvested. Due to the level of earnings available for repatriation, the treaty benefits applicable to jurisdictions in which those earnings are located, and the now favorable U.S. tax treatment of repatriated foreign earnings, the amount of deferred tax liability recorded related to the potential repatriation is approximately $0.1 million. This estimated liability is for U.S. state income taxes and foreign withholding taxes that would apply if the foreign earnings were repatriated in the form of a dividend.
    As of September 27, 2024, the Company had foreign net operating loss carryforwards ("NOL") of approximately $18.9 million carried forward indefinitely.
    A valuation allowance is provided if it is more likely than not that some or all of the deferred tax assets will not be realized. Also, net operating loss carryforwards in jurisdictions with current losses provide uncertainty for realization. As of September 27, 2024, based on the Company’s assessment of the realizability of net deferred tax assets, it reached the conclusion that it was more likely than not that the U.S. federal deferred tax assets are not realizable. As a result, a valuation allowance was placed against all of the U.S. federal deferred tax assets. The Company continues to maintain a valuation allowance against U.S. state R&D credit carryforwards and increased its valuation allowance against state net operating losses. The Company also maintains full valuation allowances against the net deferred tax assets in Sweden, the United Kingdom, and Saudi Arabia, due to recent historical losses and the uncertainty of future taxable income to realize those net operating losses. The valuation allowance increased by $56.0 million during fiscal year 2024 and decreased by $13.5 million during fiscal year 2023.
    Changes in the Company's valuation allowance for deferred tax assets were as follows:

	Fiscal Years
(In millions)	2024	2023	2022
Valuation allowance balance–beginning of fiscal year	$18.7	$32.2	$30.2
Other increases	56.0	—	6.9
Other decreases	—	(13.5)	(4.9)
Valuation allowance balance—end of fiscal year	$74.7	$18.7	$32.2
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
    Changes in the Company’s unrecognized tax benefits were as follows:

	Fiscal Years
(In millions)	2024	2023
Unrecognized tax benefits balance–beginning of fiscal year	$1.4	$1.2
Additions based on tax positions related to the current year	0.2	0.2
Unrecognized tax benefits balance—end of fiscal year	$1.6	$1.4
    As of September 27, 2024 and September 29, 2023, the total amount of gross unrecognized tax benefits was $1.6 million and $1.4 million, respectively, all of which would affect the effective tax rate if recognized.
    The Company includes interest and penalties related to income taxes within income tax expense (benefit) on the Consolidated Statements of Operations. For the year ended September 27, 2024, $0.2 million interest and penalties have been included for this period. For the year ended September 29, 2023, $0.2 million interest and penalties have been included for this period. For the year ended September 30, 2022, $0.2 million interest and penalties have been included for this period.
    The Company files U.S. federal and state income tax returns and non-U.S. income tax returns in various jurisdictions. All of these returns are subject to examination by their respective taxing jurisdictions from the date of filing through each applicable statute of limitation period. Other periods for entities acquired are still open and subject to examination. Generally, periods prior to 2014 are no longer subject to examination.
17. SEGMENT INFORMATION
    The Company has two reportable operating segments: Medical and Industrial, which aligns with how its CEO, who is the Company's Chief Operating Decision Maker (“CODM”), reviews the Company’s performance. The segments align the Company’s products and service offerings with customer use in medical and industrial and are consistent with how the Company’s CEO evaluates the business for the allocation of resources. The CODM allocates resources to and evaluates the financial performance of each operating segment primarily based on revenues and gross profit. The operating and reportable segment structure provides alignment between business strategies and operating results.
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

    The Industrial segment designs, develops, manufactures, sells and services X-ray imaging products for use in a number of applications, including security applications for cargo screening at ports and borders, baggage screening at airports, and nondestructive testing, irradiation, and inspection applications used in a number of other verticals. The Company's industrial products include Linatron® X-ray linear accelerators, X-ray tubes, digital detectors, high voltage connectors, and coolers. In addition, the Company licenses proprietary image-processing and detection software designed to work with other Varex products to provide packaged sub-assembly solutions to industrial customers.
    Accordingly, the following information is provided for purposes of achieving an understanding of operations, but it may not be indicative of the financial results of the reported segments were they independent organizations. In addition, comparisons of the Company’s operations to similar operations of other companies may not be meaningful.
    Information related to the Company’s segments is as follows:

	Fiscal Years
(In millions)	2024	2023	2022
Revenues
Medical	$581.7	$673.3	$674.7
Industrial	229.3	220.1	184.7
Total revenues	811.0	893.4	859.4
Gross profit
Medical	176.7	205.5	210.5
Industrial	80.2	84.8	73.0
Total gross profit	256.9	290.3	283.5
Total operating expenses	224.8	213.2	195.3
Interest and other expense, net	(27.1)	(45.8)	(43.7)
Income before taxes	5.0	31.3	44.5
Income tax expense (benefit)	52.2	(17.4)	13.7
Net (loss) income	(47.2)	48.7	30.8
Less: Net income attributable to noncontrolling interests	0.5	0.5	0.5
Net (loss) income attributable to Varex	$(47.7)	$48.2	$30.3
    The Company does not disclose total assets by segment as this information is not provided to the CODM.
Geographic Information

	Revenues			Long-Lived Assets
	Fiscal Years			Fiscal Years
(In millions)	2024	2023	2022	2024	2023
Americas	$266.5	$281.8	$273.3	$109.2	$101.8
EMEA	280.3	290.7	280.8	27.6	22.8
APAC	264.2	320.9	305.3	16.6	19.0
Total company	$811.0	$893.4	$859.4	$153.4	$143.6
    Revenue in the United States of America was $257.7 million, $275.1 million and $263.7 million in fiscal years 2024, 2023 and 2022, respectively.
    The Company operates various manufacturing and marketing operations outside the United States. Americas includes North and South America. EMEA includes Europe, Russia, the Middle East, India and Africa. APAC includes Asia and Australia. Revenues by region are based on the known final destination of products sold.
18. EMPLOYEE BENEFIT PLANS
    Varex’s 401(k) plan is intended to be qualified under Section 401(a) of the Code with the 401(k) plan’s related trust intended to be tax exempt under Section 501(a) of the Code and intended for all full-time employees in the United States. This plan allows employees to contribute a portion of their pretax salary up to the maximum dollar limitation prescribed by the Internal Revenue

Service. The Company made matching contributions to the plan totaling $4.6 million, $4.9 million and $4.4 million in fiscal years 2024, 2023 and 2022, respectively.
    The Company also maintains defined benefit plans for certain employees located outside the United States. The net pension liability is included in other long-term liabilities on the Company's Consolidated Balance Sheets and totaled $5.9 million and $5.2 million as of September 27, 2024 and September 29, 2023, respectively. The Company’s net periodic benefit costs for the Company’s defined benefit plans were not material for fiscal years 2024, 2023, and 2022.
19. ACCUMULATED OTHER COMPREHENSIVE LOSS
    The following tables present the changes in the accumulated balances for each component of other comprehensive (loss) income:

(In millions)	(Loss) Income on Forward Contracts	Unrealized Gain (Loss) on Defined Benefit Obligations	CTA, Including Impact of Net Investment Hedge	Unrealized (Loss) Income on Available-For-Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2022	$(0.6)	$0.6	$0.2	$(0.1)	$0.1
Other comprehensive (loss) income before reclassifications	—	(1.2)	(4.4)	—	(5.6)
Adjustments reclassified out of accumulated other comprehensive loss	0.1	—	—	0.1	0.2
Income tax impact	—	0.2	—	—	0.2
Foreign currency translation adjustment	—	—	3.9	—	3.9
Balance at September 29, 2023	$(0.5)	$(0.4)	$(0.3)	$—	$(1.2)
Other comprehensive (loss) income before reclassifications	—	—	(3.9)	0.1	(3.8)
Adjustments reclassified out of accumulated other comprehensive loss	0.1	—	—	—	0.1
Foreign currency translation adjustment	—	—	2.0	—	2.0
Balance at September 27, 2024	$(0.4)	$(0.4)	$(2.2)	$0.1	$(2.9)