Form 10-Q
period 2025-01-03
Varex Imaging Corp
filed 2025-02-06
CIK 1681622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 3, 2025
or

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
☐
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒
    As of January 30, 2025, there were 41.2 million shares of the registrant’s common stock outstanding.

VAREX IMAGING CORPORATION
FORM 10-Q
For the Quarter Ended January 3, 2025

PART I
FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
(In millions, except per share amounts)	January 3, 2025	December 29, 2023
Revenues, net	$199.8	$190.0
Cost of revenues	131.3	132.9
Gross profit	68.5	57.1
Operating expenses:
Research and development	23.5	20.5
Selling, general, and administrative	33.8	32.4
Total operating expenses	57.3	52.9
Operating income	11.2	4.2
Interest income	2.1	1.9
Interest expense	(8.0)	(7.3)
Other (expense) income, net	(2.8)	0.6
Interest and other expense, net	(8.7)	(4.8)
Income (loss) before taxes	2.5	(0.6)
Income tax expense (benefit)	2.6	(0.2)
Net loss	(0.1)	(0.4)
Less: Net income attributable to noncontrolling interests	0.2	0.1
Net loss attributable to Varex	$(0.3)	$(0.5)
Net loss per common share attributable to Varex
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)
Weighted average common shares outstanding
Basic	41.1	40.6
Diluted	41.1	40.6
See accompanying Notes to the Condensed Consolidated Financial Statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
(In millions)	January 3, 2025	December 29, 2023
Net loss	$(0.1)	$(0.4)
Other comprehensive income (loss)
Foreign currency translation adjustments	2.6	(1.0)
Total comprehensive income (loss)	2.5	(1.4)
Less: Comprehensive income attributable to noncontrolling interests	0.2	0.1
Comprehensive income (loss) attributable to Varex	$2.3	$(1.5)
 See accompanying Notes to the Condensed Consolidated Financial Statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share and per share amounts)	January 3, 2025	September 27, 2024
Assets
Current assets:
Cash and cash equivalents	$176.0	$168.7
Marketable securities	36.6	31.8
Accounts receivable, net of allowance for credit losses of $1.0 million and $1.0 million at January 3, 2025 and September 27, 2024, respectively	138.1	157.7
Inventories, net	279.9	264.8
Prepaid expenses and other current assets	26.3	26.9
Total current assets	656.9	649.9
Property, plant, and equipment, net	151.1	153.4
Goodwill	287.2	291.0
Intangible assets, net	14.2	16.1
Investments in privately-held companies	25.2	26.8
Deferred tax assets	3.1	4.7
Operating lease assets	27.1	28.3
Restricted cash	125.8	1.7
Other assets	41.6	45.1
Total assets	$1,332.2	$1,217.0
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$65.6	$59.1
Accrued liabilities and other current liabilities	70.4	78.6
Current operating lease liabilities	3.7	4.0
Current maturities of long-term debt, net	1.4	46.3
Deferred revenues	9.4	7.9
Total current liabilities	150.5	195.9
Long-term debt, net	565.6	397.1
Deferred tax liabilities	—	1.4
Operating lease liabilities	21.4	23.0
Other long-term liabilities	40.5	50.4
Total liabilities	778.0	667.8
Stockholders' equity:
Preferred stock, $0.01 par value: 20,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value: 150,000,000 shares authorized
Shares issued and outstanding: 41,231,000 and 41,094,179 at January 3, 2025 and September 27, 2024, respectively	0.4	0.4
Additional paid-in capital	470.0	467.2
Accumulated other comprehensive loss	(0.3)	(2.9)
Retained earnings	70.1	70.4
Total Varex stockholders' equity	540.2	535.1
Noncontrolling interests	14.0	14.1
Total stockholders' equity	554.2	549.2
Total liabilities and stockholders' equity	$1,332.2	$1,217.0
See accompanying Notes to the Condensed Consolidated Financial Statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended January 3, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Varex Equity	Noncontrolling Interests	Total Stockholders' Equity

(In millions)	Shares	Amount
September 27, 2024	41.1	$0.4	$467.2	$(2.9)	$70.4	$535.1	$14.1	$549.2
Net (loss) income	—	—	—	—	(0.3)	(0.3)	0.2	(0.1)
Common stock issued upon vesting of restricted shares	0.2	—	—	—	—	—	—	—
Shares withheld on vesting of restricted stock	(0.1)	—	(1.2)	—	—	(1.2)	—	(1.2)
Share-based compensation	—	—	4.0	—	—	4.0	—	4.0
Foreign currency translation adjustments	—	—	—	2.6	—	2.6	—	2.6
Other	—	—	—	—	—	—	(0.3)	(0.3)
January 3, 2025	41.2	$0.4	$470.0	$(0.3)	$70.1	$540.2	$14.0	$554.2

	Three Months Ended December 29, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Varex Equity	Noncontrolling Interests	Total Stockholders' Equity

(In millions)	Shares	Amount
September 29, 2023	40.5	$0.4	$450.4	$(1.2)	$118.1	$567.7	$13.3	$581.0
Net (loss) income	—	—	—	—	(0.5)	(0.5)	0.1	(0.4)
Common stock issued upon vesting of restricted shares	0.2	—	—	—	—	—	—	—
Shares withheld on vesting of restricted stock	(0.1)	—	(1.0)	—	—	(1.0)	—	(1.0)
Share-based compensation	—	—	3.7	—	—	3.7	—	3.7
Foreign currency translation adjustments	—	—	—	(1.0)	—	(1.0)	—	(1.0)
Business acquisitions	—	—	—	—	—	—	0.7	0.7
Other	—	—	0.1	—	(0.1)	—	—	—
December 29, 2023	40.6	$0.4	$453.2	$(2.2)	$117.5	$568.9	$14.1	$583.0
See accompanying Notes to the Condensed Consolidated Financial Statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In millions)	January 3, 2025	December 29, 2023
Cash flows from operating activities:
Net loss	$(0.1)	$(0.4)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation expense	4.1	3.7
Depreciation	6.2	5.1
Amortization of intangible assets	0.9	3.6
Deferred taxes	0.1	(0.8)
Loss (income) from equity method investments	1.7	(0.4)
Amortization of deferred loan costs, net of premium	0.8	0.7
Gain on purchase of business	—	(2.1)
Inventory write-down	0.5	0.9
Other, net	1.9	(0.5)
Changes in assets and liabilities:
Accounts receivable	19.5	25.3
Inventories, net	(15.6)	(13.2)
Prepaid expenses and other assets	(2.4)	2.2
Accounts payable	6.8	9.0
Accrued liabilities and other current and long-term liabilities	(16.4)	(22.0)
Deferred revenues	1.5	(0.8)
Net cash provided by operating activities	9.5	10.3
Cash flows from investing activities:
Purchases of property, plant, and equipment	(4.2)	(10.4)
Proceeds from sales of marketable debt securities	9.5	—
Proceeds from maturities of marketable debt securities	10.6	14.2
Purchase of marketable debt securities	(21.4)	(24.5)
Proceeds from maturities of certificates of deposit	3.4	—
Acquisitions of businesses, net of cash acquired	—	0.9
Other, net	(0.9)	(0.1)
Net cash used in investing activities	(3.0)	(19.9)
Cash flows from financing activities:
Taxes related to net share settlement of equity awards	(1.2)	(1.0)
Proceeds from issuance of senior secured notes	126.9	—
Repayments of borrowing under credit agreements	(0.7)	(0.4)
Other, net	(0.1)	(0.3)
Net cash provided by (used in) financing activities	124.9	(1.7)
Net increase (decrease) in cash and cash equivalents and restricted cash	131.4	(11.3)
Cash and cash equivalents and restricted cash at beginning of period	170.4	154.0
Cash and cash equivalents and restricted cash at end of period	$301.8	$142.7
Supplemental cash flow information:
Cash paid for interest	$13.7	$13.7
Income taxes paid, net of refunds	6.2	2.7
Supplemental non-cash activities:
Purchases of property, plant, and equipment financed through accounts payable	$0.7	$2.5
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
    These Condensed Consolidated Financial Statements and the accompanying notes are unaudited and should be read in conjunction with the Consolidated Financial Statements and notes thereto for the fiscal year ended September 27, 2024 included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on November 19, 2024. The Company considers events or transactions that occur after the balance sheet date, but before the financial statements are issued, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosures. Except for the change in certain policies upon adoption of the accounting standards described below, there have been no material changes to the Company's significant accounting policies, compared to the accounting policies described in Note 1, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for fiscal year 2024.
Reclassification of Prior Period Presentation
    Certain prior period amounts in the unaudited Condensed Consolidated Financial Statements and the Notes to the Condensed Consolidated Financial Statements have had a change in presentation to conform to current period presentation. This change does not affect previously reported results.
Segment Reporting
    The Company has two reportable operating segments; (i) Medical and (ii) Industrial, which aligns with how its Chief Executive Officer, who is the Company's Chief Operating Decision Maker (“CODM”), reviews the Company’s performance. See Note 15, Segment Information, for further information on the Company’s segments.
Fiscal Year
    The fiscal years of the Company as reported are the 52 or 53-week periods ending on the Friday nearest September 30. Fiscal year 2025 is the 53-week period ending October 3, 2025. Fiscal year 2024 was the 52-week period that ended on September 27, 2024. The fiscal quarters ended January 3, 2025 and December 29, 2023 were a 14-week period and a 13-week period, respectively.

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
Restricted Cash
    Restricted cash primarily consists of bank deposits that are contractually restricted for the payment of convertible notes maturing on June 1, 2025, as well as cash collateral for certain lease and inventory arrangements. Restricted cash is included in restricted cash on the Company's Condensed Consolidated Balance Sheets. Cash and cash equivalents and restricted cash as reported within the Condensed Consolidated Statements of Cash Flows consisted of the following:

	Three Months Ended		Three Months Ended
	January 3, 2025		December 29, 2023
(In millions)	Beginning of Period	End of Period	Beginning of Period	End of Period
Cash and cash equivalents	$168.7	$176.0	$152.6	$141.3
Restricted cash	1.7	125.8	1.4	1.4
Total as presented in the Condensed Consolidated Statements of Cash Flows	$170.4	$301.8	$154.0	$142.7
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
    Credit is extended to customers based on an evaluation of the customer’s financial condition, and collateral is not required. In certain circumstances, a customer may be required to prepay all or a portion of the contract price prior to transfer of control. During the periods presented, one of the Company's customers accounted for a significant portion of revenues, as set forth below:

	Three Months Ended
	January 3, 2025	December 29, 2023
Canon Medical Systems Corporation	16.6%	14.7%
    Canon Medical Systems Corporation accounted for 12.7% and 9.5% of the Company’s accounts receivable as of January 3, 2025 and September 27, 2024, respectively.

Equity Method Investments
    The Company accounts for its equity investments in privately-held companies under the equity method of accounting if the Company has the ability to exercise significant influence in, but not control, these investments. The Company records impairment losses on its equity method investments if an impairment exists and is deemed to be other-than-temporary, which is based on various factors, including but not limited to, the length of time the fair value of the investment is below the carrying value, the absence of an ability to recover the carrying amount of the investment, and the inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. There were no impairments recorded during the three months ended January 3, 2025 and December 29, 2023.
Marketable Securities
    The Company's marketable securities consist primarily of financial instruments such as United States treasury securities, United States agency obligations, corporate bonds, commercial paper, money market funds, and equity securities.
Marketable Debt Securities
    The Company's marketable debt securities are classified as available-for-sale. Classification of marketable debt securities is determined at the time of purchase, and the Company reevaluates such classification as of each balance sheet date. Marketable debt securities are recorded at estimated fair value and included in cash and cash equivalents, marketable securities, and other assets within the Condensed Consolidated Balance Sheets. Any unrealized gains or losses are included in accumulated other comprehensive loss within the Condensed Consolidated Balance Sheets. When the fair value of a marketable debt security declines below its amortized cost basis, any portion of that decline attributable to credit losses, to the extent expected to be nonrecoverable before the sale of the security, is recognized in the Condensed Consolidated Statements of Operations. When the fair value of a marketable debt security declines below its amortized cost basis due to changes in interest rates, such amounts are recorded in other comprehensive income (loss) and are recognized in the Condensed Consolidated Statements of Operations only if the Company sells or intends to sell the security before recovery of its cost basis. There were no impairments related to marketable debt securities recorded during the three months ended January 3, 2025 and December 29, 2023.
Marketable Equity Securities
    Marketable equity securities are stated at fair value as determined by the most recently traded price of each security at the balance sheet date and included in other assets within the Condensed Consolidated Balance Sheets. All unrealized gains and losses on marketable equity securities are recorded as part of other (expense) income, net in the Company's Condensed Consolidated Statements of Operations. See Note 6, Fair Value, for further details.
Loss Contingencies
    From time to time, the Company is involved in legal proceedings, claims, and government inspections or investigations, customs and duties audits, and other contingency matters, both inside and outside the United States, arising in the ordinary course of its business or otherwise. The Company accrues amounts for probable losses, to the extent they can be reasonably estimated, that it believes are adequate to address any liabilities related to legal proceedings and other loss contingencies that the Company believes will result in a probable loss (including, among other things, probable settlement value). A loss or a range of loss is disclosed when it is reasonably possible that a material loss will be incurred and can be estimated or when it is reasonably possible that the amount of a loss, when material, will exceed the recorded provision. When a loss contingency is probable but not reasonably estimable, the nature of the contingency and the fact that an estimate cannot be made is disclosed.
Supplier Finance Programs
    The Company participates in voluntary supply chain finance programs with a financial intermediary which provide participating suppliers the option to be paid by the intermediary earlier than the original invoice due date. The Company’s responsibility is limited to making payments on the terms originally negotiated with the suppliers, regardless of whether the intermediary pays the supplier in advance of the original due date. As part of participating in these arrangements, the Company generally receives more favorable payment terms from its suppliers. The Company does not receive fees, payments, extended payment terms, or other direct economic benefits from the intermediary. The total amounts due to the financial intermediary to settle supplier invoices under supply chain finance programs as of January 3, 2025 and September 27, 2024 were $3.0 million and $2.6 million, respectively. These amounts are included within accounts payable in the Condensed Consolidated Balance Sheets.

Environmental Obligations
    The Company's operations and facilities, past and present, are subject to environmental laws, including laws that regulate the handling, storage, transport, and disposal of hazardous substances. Certain of those laws impose cleanup liabilities under certain circumstances. In connection with those laws and certain of our past and present operations and facilities, the Company is obligated to indemnify Varian Medical Systems, Inc. ("Varian") for the cleanup liabilities related to prior corporate restructuring activities. The Company anticipates that it will be obligated to reimburse Varian for 20% of the liabilities of Varian related to these sites (after adjusting for any insurance proceeds or tax benefits received by Varian). As of January 3, 2025 and September 27, 2024, our estimated environmental liability for these sites was $3.7 million and $3.9 million, net of expected insurance proceeds, respectively.
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
    The following table reflects the changes in the Company’s accrued product warranty:

	Three Months Ended
(In millions)	January 3, 2025	December 29, 2023
Accrued product warranty, at beginning of period	$10.8	$7.7
New accruals charged to cost of revenues	3.6	3.7
Product warranty expenditures	(3.7)	(3.4)
Accrued product warranty, at end of period	$10.7	$8.0
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
Recently Adopted Accounting Pronouncements
    None.
Recent Accounting Standards or Updates Not Yet Effective
    In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Updated ("ASU") 2023-07, Improvements to Reportable Segment Disclosures. ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within the segment measure of profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss, and the title and position of the entity’s CODM. ASU 2023-07 will be applied retrospectively and is effective for annual reporting periods in fiscal years beginning after December 15, 2023, and interim reporting periods in fiscal years beginning after December 31, 2024. The Company is currently reviewing the impact that the adoption of ASU 2023-07 may have on its Condensed Consolidated Financial Statements and disclosures.
    In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires public companies to annually (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). ASU 2023-09 will be effective for the annual reporting periods in fiscal years beginning after December 15, 2024. The Company is currently evaluating ASU 2023-09 and does not expect it to have a material effect on its Condensed Consolidated Financial Statements.
2. REVENUE RECOGNITION
Disaggregation of Revenue
    Revenue is disaggregated from contracts by geographic region and by reportable operating segment, which the Company believes best depicts how the nature, amount, timing, and uncertainty of revenues and cash flows are affected by economic factors.
    The following table disaggregates the Company’s revenue by geographic region:

	Three Months Ended
(In millions)	January 3, 2025	December 29, 2023
Americas	$64.4	$62.4
EMEA	60.4	66.0
APAC	75.0	61.6
Total revenues, net	$199.8	$190.0
    Revenue in the United States was $61.3 million and $60.6 million for the three months ended January 3, 2025 and December 29, 2023, respectively.

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
Right of Return Assets and Refund Liabilities
    Right of return assets are included within the prepaid expenses and other current assets, and other assets balances in the Condensed Consolidated Balance Sheets. Refund liabilities are included within the accrued liabilities and other current liabilities and other long-term liabilities balances in the Condensed Consolidated Balance Sheets. The following table summarizes the changes in the right of return assets and refund liabilities for the three months ended January 3, 2025 and December 29, 2023:

	Right of Return Assets
	Three Months Ended
(In millions)	January 3, 2025	December 29, 2023
Balance at beginning of period	$25.2	$26.0
Costs recovered from product returns during the period	(1.4)	(1.9)
Right of return assets from shipments of products subject to return during the period	1.6	1.4
Adjustment for actual vs. reserved product returns	(0.2)	—
Balance at end of period	$25.2	$25.5

	Refund Liabilities
	Three Months Ended
(In millions)	January 3, 2025	December 29, 2023
Balance at beginning of period	$28.0	$28.9
Release of refund liability included in beginning of year refund liability	(1.6)	(2.1)
Additions to refund liabilities	1.8	1.5
Adjustment for actual vs. reserved product returns	(0.3)	—
Balance at end of period	$27.9	$28.3
Contract Balances
    During the three months ended January 3, 2025, the Company recognized revenue of $6.7 million related to deferred revenues which existed at September 27, 2024. During the three months ended December 29, 2023, the Company recognized revenue of $6.8 million related to deferred revenues that existed at September 29, 2023.
3. LEASES
    The Company has operating and finance leases for office space, warehouse and manufacturing space, vehicles, and equipment. The following table presents supplemental balance sheet information related to the Company's operating and finance leases:

(In millions)	Balance Sheet Location	January 3, 2025	September 27, 2024
Assets
Operating lease right-of-use assets	Operating lease assets	$27.1	$28.3
Finance lease right-of-use assets	Property, plant, and equipment, net	6.3	6.6
Liabilities
Operating lease liabilities (current)	Current operating lease liabilities	3.7	4.0
Finance lease liabilities (current)	Accrued liabilities and other current liabilities	0.4	0.4
Operating lease liabilities (non-current)	Operating lease liabilities	21.4	23.0
Finance lease liabilities (non-current)	Other long-term liabilities	$5.8	$5.9

    The following table provides information related to the Company’s operating and finance leases:

	Three Months Ended
(In millions)	January 3, 2025	December 29, 2023
Total operating lease costs(1)	$1.6	$1.5

Total finance lease costs	$0.4	$0.1

Operating cash flows from operating leases	$1.5	$1.4
Financing cash flows from finance leases	0.2	0.3
Total cash paid for amounts included in the measurement of lease liabilities	$1.7	$1.7

Noncash operating right-of-use assets obtained in exchange for new lease liabilities	$0.3	$1.5
Noncash finance right-of-use assets obtained in exchange for new lease liabilities	—	0.7
Total right-of-use assets obtained in exchange for new lease liabilities	$0.3	$2.2
(1) Includes variable and short-term lease expense which were immaterial for the three months ended January 3, 2025 and December 29, 2023.
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
    The investment in dpiX Holding is accounted for under the equity method of accounting. When the Company recognizes its share of net profits or losses of dpiX Holding, profits or losses in inventory purchased from dpiX are eliminated. During the three months ended January 3, 2025 and December 29, 2023, the Company recorded (loss) income on the equity investment in dpiX Holding of $(1.6) million and $0.5 million, respectively. The income and loss on the equity investment in dpiX Holding are included in other (expense) income, net in the Condensed Consolidated Statements of Operations. The carrying value of the equity investment in dpiX Holding was $23.2 million and $24.8 million at January 3, 2025 and September 27, 2024, respectively.
    During the three months ended January 3, 2025 and December 29, 2023, the Company purchased glass transistor arrays from dpiX totaling $4.6 million and $5.0 million, respectively. These purchases of glass transistor arrays are included as a component of inventories, net on the Condensed Consolidated Balance Sheets or cost of revenues in the Condensed Consolidated Statements of Operations.
    As of January 3, 2025 and September 27, 2024, the Company had accounts payable to dpiX totaling $3.1 million and $3.0 million, respectively.
    In October 2013, the Company entered into an amended agreement with dpiX and other parties that, among other things, provides it with the right to 50% of dpiX’s total manufacturing capacity. In addition, the Company is required to pay for 50% of dpiX's fixed costs, as determined at the beginning of each calendar year. In January 2025, the Company's fixed cost commitment was determined and approved by the dpiX board of directors to be $13.7 million for calendar year 2025. The amended agreement will continue unless the ownership structure of dpiX changes (as defined in the amended agreement).
    The Company has determined that dpiX Holding is a variable interest entity because the at-risk equity holders, as a group, lack the characteristics of a controlling financial interest. Majority votes are required to direct the manufacturing activities, legal operations and other activities that most significantly affect dpiX’s economic performance. The Company does not have majority voting rights and no power to unilaterally direct the activities of dpiX Holding, and therefore, is not the primary beneficiary of dpiX Holding. The Company’s exposure to loss as a result of its involvement with dpiX Holding is limited to the carrying value of the Company’s investment of $23.2 million and fixed cost commitments.

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
    During the three months ended January 3, 2025 and December 29, 2023, the Company recorded loss on the equity investment in VEC of $0.0 million and $0.1 million, respectively. The Company's investment in VEC was $2.0 million and $2.0 million at January 3, 2025 and September 27, 2024, respectively. As of January 3, 2025 and September 27, 2024, the Company had loans and other receivables outstanding from VEC of $0.7 million, and $0.7 million, respectively, which are recorded in prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.
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
    As of January 3, 2025, the Company had the following outstanding derivatives designated as net investment hedging instruments:

(In millions, except number of instruments)	Number of Instruments	Notional Value
Cross currency swap contracts	2	$58.7
    The following table summarizes the amount of pre-tax income recognized from derivative instruments for the periods indicated and the line items in the accompanying statements of operations where the results are recorded for net investment hedges:

	Amount of Gain (Loss) Recognized in OCI on Derivative Three Months Ended		Location of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)	Amount of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing) Three Months Ended
(In millions)	January 3, 2025	December 29, 2023		January 3, 2025	December 29, 2023
Cross currency swap contracts	$4.8	$(2.7)	Interest expense	$0.2	$0.3

    These derivative instruments are subject to master netting agreements giving effect to rights of offset with each counterparty. None of the balances were eligible for netting. The following table summarizes the gross fair values of derivative instruments as of the periods indicated and the line items in the accompanying Condensed Consolidated Balance Sheets where the instruments are recorded:

(In millions)		Derivative Assets and Liabilities
Derivatives Designated as Net Investment Hedges	Balance Sheet Location	January 3, 2025	September 27, 2024
Cross currency swap contracts	Prepaid expenses and other current assets	$—	$1.0
Cross currency swap contracts	Accrued liabilities and other current liabilities	3.1	—
Cross currency swap contracts	Other long-term liabilities	$—	$8.6
Balance Sheet Hedges
    The Company also enters into foreign currency forward contracts to hedge fluctuations associated with foreign currency-denominated monetary assets and liabilities, primarily cash, lease contracts, third-party accounts receivable and payable, and intercompany accounts receivable and payable. These forward contracts are generally entered into during one fiscal period and expire during the following fiscal period. These forward contracts are not designated for hedge accounting treatment; therefore, the change in fair value of these derivatives is recorded as a component of other (expense) income, net in the Condensed Consolidated Statements of Operations and offsets the change in fair value of the foreign currency-denominated assets and liabilities, which are also recorded as a component of other (expense) income, net. The Company has not and does not intend to use derivative financial instruments for speculative or trading purposes.
    The following table shows the notional amounts of outstanding foreign currency contracts as of January 3, 2025:

	Notional Value of Derivatives not Designated as Hedging Instruments:
(In millions of equivalent USD)	Buy Contracts	Sell Contracts
Australian Dollar	$—	$1.9
Chinese Renminbi	—	39.0
Euro	—	26.1
Indian Rupee	5.2	—
Mexican Peso	—	1.2
Philippine Peso	7.3	—
Swiss Franc	3.0	—
Total notional value	$15.5	$68.2
6. FAIR VALUE
Assets and Liabilities Measured at Fair Value on a Recurring Basis
    The fair values of certain of the Company’s financial instruments, including bank deposits included in cash and cash equivalents, restricted cash, accounts receivable, net and accounts payable, approximate their fair values due to their short maturities. As of January 3, 2025, the fair values of the Company’s Convertible Notes and Senior Secured Notes, as defined in Note 9, Borrowings and measured using Level 1 inputs, were $202.8 million and $377.2 million, respectively. As of September 27, 2024, the fair values of the Company’s Convertible Notes and Senior Secured Notes, measured using Level 1 inputs, were $197.7 million and $247.6 million, respectively. The Company has elected to use the income approach to value its derivative instruments using standard valuation techniques and Level 2 inputs, such as currency spot rates, forward points and credit default swap spreads.

    In the tables below, the Company has segregated all assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

	Fair Value at January 3, 2025
(In millions)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$—	$10.5	$—	$10.5
Commercial paper	—	6.9	—	6.9
Corporate notes/bonds	—	13.0	—	13.0
Government agencies	—	5.3	—	5.3
U.S. treasury bills	—	22.5	—	22.5
Certificates of deposit	—	0.9	—	0.9
Derivative assets	—	0.3	—	0.3
Deferred compensation plan(1)	7.6	—	—	7.6
Marketable equity securities	2.8	—	—	2.8
Total assets measured at fair value	$10.4	$59.4	$—	$69.8

Liabilities:
Derivative liabilities	$—	$3.1	$—	$3.1
Total liabilities measured at fair value	$—	$3.1	$—	$3.1
(1) The assets held under the Company’s deferred compensation plan are classified in Level 1, as they relate primarily to publicly traded mutual funds for which there are observable market prices in active markets.

	Fair Value at September 27, 2024
(In millions)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$—	$24.4	$—	$24.4
Corporate notes/bonds	—	16.5	—	16.5
Government agencies	—	18.3	—	18.3
U.S. treasury bills	—	6.1	—	6.1
Certificates of deposit	—	0.9	—	0.9
Derivative assets	—	1.0	—	1.0
Deferred compensation plan(1)	7.5	—	—	7.5
Marketable equity securities	2.6	—	—	2.6
Total assets measured at fair value	$10.1	$67.2	$—	$77.3

Liabilities:
Derivative liabilities	$—	$8.6	$—	$8.6
Total liabilities measured at fair value	$—	$8.6	$—	$8.6
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

	January 3, 2025
(In millions)	Amortized Costs	Fair Value
Commercial paper	$6.9	$6.9
Corporate notes/bonds	13.0	13.0
U.S. treasury bills	22.5	22.5
Government agencies	5.3	5.3
Certificates of deposit	0.9	0.9
Total marketable debt securities	$48.6	$48.6

	September 27, 2024
(In millions)	Amortized Costs	Unrealized Gains	Fair Value
Corporate notes/bonds	$16.4	$0.1	$16.5
U.S. treasury bills	6.1	—	6.1
Government agencies	18.3	—	18.3
Certificates of deposit	0.9	—	0.9
Total marketable debt securities	$41.7	$0.1	$41.8
    The contractual maturities of marketable debt securities as of January 3, 2025, are shown in the table below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	January 3, 2025
(In millions)	Amortized Costs	Fair Value
Contractual maturities:
Due within one year	$42.7	$42.7
Due after one year through five years	5.9	5.9
Total marketable debt securities	$48.6	$48.6
    During the three months ended January 3, 2025, there were no gross realized gains or losses from the sale of certain marketable debt securities that were reclassified out of accumulated other comprehensive loss.
    The following tables summarize the balance sheet locations for marketable debt securities:

	January 3, 2025
(In millions)	Commercial Paper	Corporate Notes/Bonds	Government Agencies	Treasury Bills	Certificates of Deposit	Total
Cash and cash equivalents	$5.0	$—	$—	$1.1	$—	$6.1
Marketable securities	1.9	8.1	5.3	20.4	0.9	36.6
Other assets	—	4.9	—	1.0	—	5.9
Total marketable debt securities	$6.9	$13.0	$5.3	$22.5	$0.9	$48.6

	September 27, 2024
(In millions)	Commercial Paper	Corporate Notes/Bonds	Government Agencies	Treasury Bills	Certificates of Deposit	Total
Cash and cash equivalents	$—	$—	$—	$1.0	$—	$1.0
Marketable securities	—	10.5	16.3	4.1	0.9	31.8
Other assets	—	6.0	2.0	1.0	—	9.0
Total marketable debt securities	$—	$16.5	$18.3	$6.1	$0.9	$41.8

7. INVENTORIES
    The following table summarizes the Company’s inventories, net:

(In millions)	January 3, 2025	September 27, 2024
Raw materials and parts	$226.0	$214.5
Work-in-process	22.9	16.2
Finished goods	31.0	34.1
Total inventories, net	$279.9	$264.8
8. GOODWILL AND INTANGIBLE ASSETS
    The following table reflects goodwill by reportable operating segment:

(In millions)	Medical	Industrial	Total
Balance at September 27, 2024	$173.0	$118.0	$291.0
Foreign currency translation adjustments	(2.2)	(1.6)	(3.8)
Balance at January 3, 2025	$170.8	$116.4	$287.2
    The following table reflects the gross carrying amount and accumulated amortization of the Company’s finite-lived intangible assets included in other assets in the Condensed Consolidated Balance Sheets:

	January 3, 2025			September 27, 2024
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired existing technology	$72.3	$(63.3)	$9.0	$73.8	$(63.5)	$10.3
Patents, licenses, and other	12.4	(12.4)	—	12.6	(12.6)	—
Customer contracts and supplier relationship	52.1	(46.9)	5.2	52.8	(47.0)	5.8
Total intangible assets	$136.8	$(122.6)	$14.2	$139.2	$(123.1)	$16.1
    Amortization expense for intangible assets was $0.9 million and $3.6 million for the three months ended January 3, 2025 and December 29, 2023, respectively. In connection with the business combination discussed in Note 10. Business Combinations, during fiscal year 2024, the Company recorded additional intangible assets of $2.6 million, of which $2.1 million related to customer contracts and supplier relationships and $0.5 million related to acquired existing technology.

9. BORROWINGS
    The following table summarizes the Company’s short-term and long-term debt:

	January 3, 2025	September 27, 2024
(In millions, except for percentages)	Amount	Amount	Contractual Interest Rate	Effective Interest Rate
Current maturities of long-term debt:
Convertible Senior Unsecured Notes	$—	$45.0	4.0%	4.8%
Other debt	1.4	1.5
Total current maturities of long-term debt	$1.4	$46.5

Non-current maturities of long-term debt:
Convertible Senior Unsecured Notes(1)	$200.0	$155.0	4.0%	4.8%
Senior Secured Notes	368.0	243.0	7.9%	8.2%
Other debt	1.3	2.1
Total non-current maturities of long-term debt	$569.3	$400.1

Unamortized issuance costs and debt premiums:
Unamortized issuance costs - Convertible Notes	$(0.6)	$(1.0)
Unamortized issuance costs, net of debt premium - Senior Secured Notes	(3.1)	(2.2)
Total	(3.7)	(3.2)
Total debt outstanding, net	$567.0	$443.4

(1) This amount has been excluded from current liabilities as it is supported by the Revolving Credit Facility and restricted cash from the proceeds of the Senior Secured Notes Add On (as defined below) and is expected to remain outstanding for an uninterrupted period extending beyond one year from the balance sheet date.

    The following table summarizes the Company’s interest expense:

	Three Months Ended
	January 3, 2025	December 29, 2023
Contractual interest coupon and other	$7.1	$6.6
Amortization of debt issuance costs	0.9	0.7
Total interest expense	$8.0	$7.3
Senior Secured Revolving Credit Facility
    On March 26, 2024, the Company entered into a senior secured revolving credit agreement (the "Credit Agreement") providing for a senior secured revolving credit facility of up to $155.0 million (the “Revolving Credit Facility”). Simultaneous with its entry into the Revolving Credit Facility, the Company terminated its $100.0 million asset-based loan revolving credit facility (the "ABL Facility"), dated as of September 30, 2020. As of January 3, 2025, the Revolving Credit Facility remains undrawn.
    The maximum availability under the Revolving Credit Facility is $155.0 million, which is available to the Company for revolving loans in U.S. dollars and for the issuance of letters of credit. The Company may make and repay borrowings from time to time until the maturity of the Revolving Credit Facility. Borrowings under the Revolving Credit Facility will mature, and lending commitments thereunder will terminate, on September 26, 2027. The interest rate for Revolving Credit Facility borrowings is the Secured Overnight Financing Rate (“SOFR”) (subject to a floor of 0.00%) plus a margin of 2.00% to 2.75%, depending on the consolidated total net leverage ratio of the Company (as defined in the Credit Agreement). Alternatively, the Company has the option of selecting a base rate equal to the highest of (a) the prime rate, (b) the Federal Funds Rate plus 0.50% and (c) the one-month SOFR (subject to a floor of 0.00%) plus a margin of 1.00%. A Base Rate Loan also has an additional margin of 1.00% to 1.75%. depending on the consolidated total net leverage ratio of the Company at that time. An unused commitment fee of 0.375% per annum was payable from March 26, 2024 until June 28, 2024, and thereafter an unused commitment fee of between 0.30% to 0.40% per annum is payable quarterly on the actual daily unused portion of the Revolving Credit Facility, depending on the consolidated total net leverage ratio of the Company.
    Debt issuance costs, including unamortized deferred costs for continuing lenders under the previously existing ABL Facility, of $2.3 million were capitalized and are included within other assets on the Condensed Consolidated Balance Sheets. These costs will be amortized over the term of the new agreement and are being recorded within interest expense in the Condensed Consolidated Statements of Operations.
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
Equipment Credit Agreement
    On April 26, 2024, the Company entered into a secured delayed draw term loan credit agreement (the “Equipment Credit Agreement”), providing for a secured equipment credit facility of up to $20.0 million (the “Equipment Credit Facility”). On December 20, 2024, the Company terminated the Equipment Credit Agreement and recognized $0.1 million of the remaining unamortized issuance costs in interest expense in the Condensed Consolidated Statements of Operations. There was no principal balance outstanding under the Equipment Credit Facility when it was terminated.
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
    The Convertible Notes are convertible into cash, shares of Varex common stock or a combination thereof, at Varex’s election, at an initial conversion rate of 48.048 shares of common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $20.81 per share, subject to adjustment pursuant to the terms of the indenture governing the Convertible Notes. On November 29, 2024, the Company notified the Convertible Notes trustee of the Company's election to use the combination settlement method with a specified dollar amount of $1,000. The Convertible Notes may be converted at any time after, and including, December 15, 2024, until the close of business on the second scheduled trading day immediately before the maturity date. The maximum number of shares issuable upon conversion of the Convertible Notes is 9.6 million.
    In accordance with the applicable accounting standards, a short-term debt obligation should be excluded from current liabilities if the entity has both the intent and ability to refinance the obligation on a long-term basis. The intent and ability can be demonstrated by the issuance of a long-term obligation that permits the Company to refinance the short-term obligation on a long-term basis. As the Company has entered into the Senior Secured Revolving Credit Facility and the Senior Secured Notes Add On (as defined below) the Company classified $200.0 million of Convertible Notes outstanding as of January 3, 2025 as long-term debt, net.

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
    On June 4, 2020 and June 5, 2020, Varex also entered into privately negotiated warrant transactions (collectively, the “Warrant Transactions” and, together with the Hedge Transactions, the “Call Spread Transactions”), whereby the Company sold warrants at a higher strike price relating to the same number of shares of Varex common stock that initially underlie the Convertible Notes, subject to customary anti-dilution adjustments. The initial strike price of the warrants is $24.975 per share (subject to adjustment under the terms of the Warrant Transactions), which is 50% above the last reported sale price of Varex common stock on June 4, 2020. The Warrant Transactions could have a dilutive effect to the Company's stockholders to the extent that the market price per share of Varex common stock, as measured under the terms of the Warrant Transactions, exceeds the applicable strike price of the warrants. The number of shares underlying the Warrant Transactions is 9.6 million. The number of warrants outstanding as of January 3, 2025 was 9.6 million.
Senior Secured Notes
    Varex issued $300.0 million aggregate principal amount of 7.875% Senior Secured Notes due 2027 (the "Senior Secured Notes") pursuant to an indenture dated September 30, 2020 (the "Base Indenture"). Interest payments are paid semiannually on April 15 and October 15 of each year, beginning on April 15, 2021. The Senior Secured Notes will mature on October 15, 2027, unless earlier redeemed or repurchased by Varex. On July 15, 2021, we redeemed $30.0 million, and on March 18, 2022, we redeemed $27.0 million of the Senior Secured Notes.
    On December 20, 2024, Varex issued an additional $125.0 million of Senior Secured Notes ( the "Senior Secured Notes Add On") pursuant to the Base Indenture, as supplemented by a supplemental indenture, dated December 20, 2024. The net proceeds from the Senior Secured Notes Add On after initial purchasers’ premium, commissions, estimated fees, accrued interest in arrears, and expenses of $1.1 million, were approximately $123.9 million. The Company will use the proceeds from the offering to repay a portion of the Convertible Notes on their maturity date of June 1, 2025, or to repurchase a portion of the Convertible Notes prior to the maturity date. As of January 3, 2025, the aggregate principal amount of the outstanding Senior Secured Notes was $368.0 million.
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
    During the first quarter of fiscal year 2024, the Company increased its ownership in MeVis Breastcare to 87.1% for a purchase price of $0.9 million, resulting in the Company now holding a controlling interest in MeVis Breastcare. The purchase of this additional ownership interest was accounted for as a business combination achieved in stages, or step acquisition. As a result, the previously held equity interest was remeasured to its acquisition-date fair value, with a gain of $0.9 million recognized in other (expense) income, net in the Condensed Consolidated Statements of Operations. The assets and liabilities of MeVis Breastcare were then recorded on the Company's balance sheet at their fair values in accordance with ASC 805, and a gain on bargain purchase of $1.2 million was recorded during the first quarter of fiscal year 2024 in other (expense) income, net in the Condensed Consolidated Statements of Operations. Because the purchase price did not give consideration to the other assets of the business, the fair value of the ownership interest acquired exceeded the price paid to the third party partial owner and this resulted in a gain on bargain purchase.

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
    In April 2015, the Company acquired 73.5% of the then outstanding shares of MeVis Medical, a publicly traded company based in Bremen, Germany that provides image processing software and services for cancer screening. In August 2015, the Company, through one of its German subsidiaries, entered into a Domination and Profit and Loss Transfer Agreement (the “DPLTA”) with MeVis Medical. In fiscal years 2017 and 2018, the Company purchased an additional 0.2% of outstanding shares such that the Company now owns 73.7% of the outstanding shares of common stock of MeVis Medical. Under the DPLTA, MeVis Medical subordinates its management to the Company and undertakes to transfer all its annual profits and losses to the Company. In return, the DPLTA grants the noncontrolling shareholders of MeVis Medical, an annual recurring net compensation of €0.95 per MeVis Medical share. At January 3, 2025, noncontrolling shareholders together held approximately 0.5 million shares of MeVis Medical, representing 26.3% of the outstanding shares.
    During the first quarter of fiscal year 2024, the Company acquired a controlling interest in MeVis Breastcare, in which the Company now holds an 87.1% ownership interest. In association with this acquisition, the Company recorded an associated noncontrolling interest of $0.7 million.

    Changes in noncontrolling interests were as follows:

	Three Months Ended
(In millions)	January 3, 2025	December 29, 2023
Noncontrolling interests, at beginning of period	$14.1	$13.3
Net income attributable to noncontrolling interests	0.2	0.1
Business acquisitions	—	0.7
Other	(0.3)	—
Noncontrolling interests, at end of period	$14.0	$14.1
12. NET LOSS PER SHARE
    Basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the reporting period. Diluted net loss per common share reflects the effects of potentially dilutive securities, which is computed by dividing the sum of net loss and any adjustments to net loss by the sum of the weighted average number of common shares outstanding and dilutive common shares.
    A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share is as follows:

	Three Months Ended
(In millions, except per share amounts)	January 3, 2025	December 29, 2023
Net loss per share - basic
Net loss attributable to Varex	$(0.3)	$(0.5)
Basic weighted average shares outstanding	41.1	40.6
Basic net loss per share attributable to Varex	$(0.01)	$(0.01)

Net loss per share - diluted
Net loss attributable to Varex	$(0.3)	$(0.5)

Basic weighted average shares outstanding	41.1	40.6
Dilutive effect of share-based awards and other	—	—
Diluted weighted average shares outstanding	41.1	40.6
Diluted net loss per share attributable to Varex	$(0.01)	$(0.01)

Anti-dilutive share summary
Share-based awards and other	3.4	3.6
Convertible notes	9.6	9.6
Warrants	9.6	9.6
Total anti-dilutive shares	22.6	22.8
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
    The table below summarizes the effect of recording share-based compensation expense and the option value of the employee stock purchase plan shares:

	Three Months Ended
(In millions)	January 3, 2025	December 29, 2023
Cost of revenues	$0.5	$0.5
Research and development	0.9	0.9
Selling, general, and administrative	2.7	2.3
Total share-based compensation expense	$4.1	$3.7
Stock Option Activity
    The following table summarizes stock option activity under Varex’s employee incentive plans for the Company's employees:

(In thousands, except per share amounts and the remaining term)	Options	Price Range	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value(1)
Outstanding at September 27, 2024	2,097	$13.61 - $37.60	$26.79	5.5	$—
Canceled, expired, or forfeited	(9)	$37.60 - $37.60	37.60
Outstanding at January 3, 2025	2,088	$13.61 - $37.10	$26.74	5.2	$116.5

Exercisable at January 3, 2025	1,779	$13.61 - $37.10	$27.21	4.8	$109.3
(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and the closing price of Varex common stock of $14.26 as of January 3, 2025, the last trading date of the Company's first quarter, and which represents the amount that would have been received by the option holders had all option holders exercised their in-the-money options and sold the shares received upon exercise as of that date.
Restricted Stock Units, Performance Stock Units, and Deferred Stock Units
    The Company issues performance stock units ("PSUs") to certain officers and key employees in connection with our long-term incentive program. Each PSU represents the right to receive one share of our common stock, provided that the applicable performance and vesting conditions are satisfied. The fair value of certain PSUs are linked to the achievement of performance goals based on Adjusted EBITDA margin. The fair value of certain other PSUs are linked to a market condition based on our relative total shareholder return over the performance period compared to a predetermined peer group.
    The following table summarizes the activity for restricted stock units, performance stock units, and deferred stock units under the 2020 Omnibus Stock Plan:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant-Date Fair Value
Outstanding at September 27, 2024	1,670	$20.74
Granted	632	15.83
Vested	(224)	19.93
Canceled or expired	(28)	20.54
Outstanding at January 3, 2025	2,050	$19.36

14. TAXES ON INCOME (LOSS)
    For the three months ended January 3, 2025, the Company recognized income tax expense of $2.6 million on $2.5 million of pre-tax income. For the three months ended December 29, 2023, the Company recognized income tax benefit of $0.2 million on $0.6 million of pre-tax loss. The Company is unable to recognize a tax benefit for pre-tax book losses in certain foreign jurisdictions but has recognized tax expense for profitable jurisdictions.
    The Company's tax expense increased for the three months ended January 3, 2025, primarily due to increased pre-tax income in certain jurisdictions, valuation allowance positions in the U.S. on deferred tax assets, and losses in certain foreign jurisdictions for which no benefit can be recorded. The Organization for Economic Cooperation and Development enacted model rules for a 15% global minimum tax framework ("Pillar Two"), which became effective for the Company in fiscal year 2025. There remains uncertainty as to the final Pillar Two model rules. The Company continues to evaluate the Pillar Two rules and their potential impact on future periods but does not expect the rules to have a material impact on the effective tax rate.
    The Company is maintaining its reinvestment assertion with respect to foreign earnings for the three months ended January 3, 2025, which is that all earnings prior to fiscal year 2018 are permanently reinvested for all countries, and that all earnings for Varex Imaging Sweden and Oy Varex Imaging Finland are also indefinitely reinvested in those countries, but post fiscal year 2017 earnings in all other countries are not permanently reinvested. Due to the level of earnings available for repatriation, the treaty benefits applicable to jurisdictions in which those earnings are located, and the now favorable United States tax treatment of repatriated foreign earnings, the amount of deferred tax liability recorded related to the potential repatriation is approximately $0.1 million. This estimated liability is for United States state income taxes and foreign withholding taxes that would apply if the foreign earnings were repatriated in the form of a dividend.
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

    Information related to the Company’s segments is as follows:

	Three Months Ended
(In millions)	January 3, 2025	December 29, 2023
Revenues, net
Medical	$144.6	$139.9
Industrial	55.2	50.1
Total revenues	199.8	190.0
Gross profit
Medical	49.5	38.9
Industrial	19.0	18.2
Total gross profit	68.5	57.1
Total operating expenses	57.3	52.9
Interest and other expense, net	(8.7)	(4.8)
Income (loss) before taxes	2.5	(0.6)
Income tax expense (benefit)	2.6	(0.2)
Net loss	(0.1)	(0.4)
Less: Net income attributable to noncontrolling interests	0.2	0.1
Net loss attributable to Varex	$(0.3)	$(0.5)
    The Company does not disclose total assets by segment as this information is not provided to the CODM.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
    The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited Condensed Consolidated Financial Statements and notes thereto that are contained in this Quarterly Report on Form 10-Q (this "Quarterly Report") as well as our Annual Report on Form 10-K for the fiscal year ended September 27, 2024 ("Annual Report") and our other filings, including the Current Reports on Form 8-K, that have been filed with the Securities and Exchange Commission ("SEC") through the date of this report.
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
•global, regional, and country-specific economic instability, shifting political environments, changing tax treatment, reactionary import/export regulatory, tariff, and trade policy regimes, and other risks associated with international manufacturing, operations, and sales;
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
    Statements concerning supply chain and logistics challenges; cost increases and expense management; changes in U.S. and worldwide economic conditions, such as the impact of inflation, and fluctuations in foreign currency exchange rates; geopolitical tensions; legislative, tariff, and trade policy reforms and responsive retaliatory actions by impacted countries, and uncertainty resulting therefrom, such as the tariffs against China, Canada, and Mexico announced by the United States on February 1, 2025, and the retaliatory tariffs against the United States announced by China, Canada, and Mexico (collectively referred to as the "February 2025 Tariffs"); industry or business segment outlook; customer acceptance of or transition to new products or technologies such as advanced X-ray tube and digital flat panel detector products; growth drivers; future orders, revenues, market share, backlog, earnings or other financial results; and any statements using the terms “believe,” “expect,” “anticipate,” “can,” “should,” “would,” “could,” “estimate,” “expand,” “drive”, “may,” “intend,” “potential,” and “possible” or similar statements are forward-looking statements that involve risks and uncertainties that could cause our actual results and the outcome and timing of certain events to differ materially from those projected or management’s current expectations.
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
Impact of General Economic Environment
    We remain cautious about the general economic environment as many factors remain dynamic and unpredictable. The uncertain economic and geopolitical environment, supply chain and logistic challenges, the ultimate outcome and effect of the February 2025 Tariffs, and geopolitical tensions and local conflicts have contributed to, and may continue to contribute to, renewed inflation, higher interest rates and capital costs, increased shipping costs, supply shortages, increased costs of labor and materials, exchange rate volatility, increased tariff costs, and other similar effects.
    In the past we have experienced supply chain, manufacturing, and logistics challenges but these challenges have largely subsided. However, shortages of certain materials and delivery delays from some suppliers have caused, and may in the future cause, delays in manufacturing products, as well as operational and customer order fulfillment challenges. In addition, since late 2023 our Medical business has been negatively impacted by the Chinese government's anti-corruption campaign related to the healthcare industry, which we expect to continue at some level through fiscal year 2025.
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
    As described in more detail under the heading “Competition and Trade Compliance Laws” of this Item 1, our business in China has been, is currently being, and may in the future be, impacted by trade wars between the United States and China. We are closely monitoring the tariff and trade policy announcements of the United States and China, as well as other countries such as Canada and Mexico. This situation continues to change rapidly. At the time of filing this report, based on our current knowledge, we do not expect any significant direct impact to our business. However, additional tariffs or retaliatory actions, or changes to currently announced tariffs, could change the anticipated impact to our business.
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
    We periodically review our accounting policies, estimates, and assumptions and make adjustments when facts and circumstances dictate. Refer to our Annual Report on Form 10-K for the fiscal year ended September 27, 2024 filed with the SEC on November 19, 2024 and Note 1, Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements of this report for further details. Our critical accounting policies that are affected by accounting estimates include valuation of inventories, assessment of recoverability of goodwill and intangible assets, and income taxes. There have been no material changes to the Company’s significant accounting policies, compared to the accounting policies described in Note 1, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for fiscal year 2024.
Fiscal Year
    The fiscal years of the Company as reported are the 52 or 53-week periods ending on the Friday nearest September 30. Fiscal year 2025 is the 53-week period ending October 3, 2025. Fiscal year 2024 was the 52-week period that ended on September 27, 2024. The fiscal quarters ended January 3, 2025 and December 29, 2023 were a 14-week period and 13-week period, respectively.
Discussion of Results of Operations for the Three Months Ended January 3, 2025 Compared to the Three Months Ended December 29, 2023
Revenues, net

	Three Months Ended
(In millions)	January 3, 2025	December 29, 2023	$ Change	% Change
Medical	$144.6	$139.9	$4.7	3.4%
Industrial	55.2	50.1	5.1	10.2%
Total revenues	$199.8	$190.0	$9.8	5.2%
Medical as a percentage of total revenues	72.4%	73.6%
Industrial as a percentage of total revenues	27.6%	26.4%
    Medical revenues increased $4.7 million, primarily due to increased sales of CT and fluoroscopy, partially offset by decreased sales in radiographic, dental, oncology, and mammography.
    Industrial revenues increased $5.1 million, primarily due to increased sales of security inspection products, partially offset by decreased sales of digital detectors.
Gross Profit

	Three Months Ended
(In millions)	January 3, 2025	December 29, 2023	$ Change	% Change
Medical	$49.5	$38.9	$10.6	27.2%
Industrial	19.0	18.2	0.8	4.4%
Total gross profit	$68.5	$57.1	$11.4	20.0%
Medical gross margin	34.2%	27.8%
Industrial gross margin	34.4%	36.3%
Total gross margin	34.3%	30.1%
    The increase in Medical segment gross profit was primarily due to increased sales volume, favorable product mix, and refunds of foreign customs duties and taxes previously paid.
    The Industrial segment gross profit increased primarily due to a favorable product sales mix.

Operating Expenses

	Three Months Ended
(In millions)	January 3, 2025	December 29, 2023	$ Change	% Change
Research and development	$23.5	$20.5	$3.0	14.6%
As a percentage of total revenues	11.8%	10.8%
Selling, general, and administrative	$33.8	$32.4	$1.4	4.3%
As a percentage of total revenues	16.9%	17.1%
Operating expenses	$57.3	$52.9	$4.4	8.3%
As a percentage of total revenues	28.7%	27.8%
Research and Development
    We are committed to investing in the business to support long-term growth and believe long-term research and development expenses of approximately 8% to 10% of annual revenues is the appropriate range that will allow us to innovate and bring new products to market for our global OEM customers. Research and development costs increased to 11.8% of revenues for the first quarter of fiscal year 2025, due to increased costs and the fifth and final milestone payment for the Micro-X technology transfer.
Selling, General, and Administrative
    Selling, general, and administrative expenses for the first quarter of fiscal year 2025 increased $1.4 million, primarily due to increased fixed cost commitments to a supplier.
Interest and Other Expense, Net
    The following table summarizes the Company’s interest and other expense, net:

	Three Months Ended
(In millions)	January 3, 2025	December 29, 2023	$ Change
Interest income	$2.1	$1.9	$0.2
Interest expense	(8.0)	(7.3)	(0.7)
Other (expense) income, net	(2.8)	0.6	(3.4)
Interest and other expense, net	$(8.7)	$(4.8)	$(3.9)
    Interest income increased primarily due to an increase in cash and cash equivalents being held in interest bearing deposit accounts.
    Interest expense increased primarily due to interest costs in connection with the Revolving Credit Facility and the Equipment Credit Facility issued during fiscal year 2024 and the additional Senior Secured Notes issued during the first quarter of fiscal year 2025.
    Other (expense) income, net decreased due to increased losses in certain investments in privately-held companies and equity investments and increased foreign exchange expense.
Taxes on Income (loss)
    For the three months ended January 3, 2025, we recognized income tax expense of $2.6 million on $2.5 million of pre-tax income. For the three months ended December 29, 2023, we recognized income tax benefit of $0.2 million on $0.6 million of pre-tax loss. Our tax expense increased for the three months ended January 3, 2025, primarily due to increased pre-tax income in certain jurisdictions, valuation allowance positions in the U.S. on deferred tax assets, and losses in certain foreign jurisdictions for which no benefit can be recorded.
    The Organization for Economic Cooperation and Development enacted model rules for a 15% global minimum tax framework ("Pillar Two") which became effective for us in fiscal year 2025. There remains uncertainty as to the final Pillar Two model rules. We are continuing to evaluate the Pillar Two rules and their potential impact on future periods but we do not expect the rules to have a material impact on our effective tax rate.

Liquidity and Capital Resources
    We assess our liquidity in terms of our ability to generate cash to fund our operations, including working capital and investing activities. We believe that our operating cash flow, cash on our balance sheet, availability under our Revolving Credit Facility, and our ability to access the credit and capital markets are sufficient to meet our anticipated operating activities and cash commitments for at least the next 12 months and will be sufficient to allow us to continue to invest in our existing businesses, consummate strategic acquisitions, and manage our capital structure on a short-term and long-term basis. We are currently not aware of any trends or demands, commitments, events, or uncertainties that will result in or that are reasonably likely to result in a material change to our liquidity needs during or beyond the next 12 months, except for $200.0 million of our Convertible Notes that become due in June 2025 that we currently anticipate repaying using some combination of future borrowings under our Revolving Credit Facility, net proceeds from the Senior Secured Notes Add On, and cash. As of January 3, 2025, available restricted cash from the Senior Secured Notes Add On for repurchase prior to maturity or repayment at maturity of our Convertible Notes was $124.1 million, and the availability under our Revolving Credit Facility was $155.0 million. As of January 3, 2025, our Revolving Credit Facility remains undrawn. At January 3, 2025, we had total debt of $567.0 million, net of deferred issuance costs of $3.7 million.
Cash and Cash Equivalents, Certificates of Deposit, and Marketable Debt Securities
    The following table summarizes our cash and cash equivalents, certificates of deposit, and marketable securities:

(In millions)	January 3, 2025	September 27, 2024	$ Change
Cash and cash equivalents	$176.0	$168.7	$7.3
Certificates of deposit not included in cash and cash equivalents	—	3.4	(3.4)
Marketable debt securities not included in cash and cash equivalents	42.5	40.8	1.7
Total	$218.5	$212.9	$5.6
Borrowings
    The following table summarizes the changes in our debt outstanding:

	January 3, 2025	September 27, 2024
(In millions, except for percentages)	Amount	Amount
Current maturities of long-term debt:
Convertible Senior Unsecured Notes	$—	$45.0
Other debt	1.4	1.5
Total current maturities of long-term debt	$1.4	$46.5

Non-current maturities of long-term debt:
Convertible Senior Unsecured Notes(1)	$200.0	$155.0
Senior Secured Notes	368.0	243.0
Other debt	1.3	2.1
Total non-current maturities of long-term debt	$569.3	$400.1

Unamortized issuance costs and debt premiums:
Unamortized issuance costs - Convertible Notes	$(0.6)	$(1.0)
Unamortized issuance costs, net of debt premium - Senior Secured Notes	(3.1)	(2.2)
Total	(3.7)	(3.2)
Total debt outstanding, net	$567.0	$443.4
(1) This amount has been excluded from current liabilities as it is supported by the Revolving Credit Facility and restricted cash from the proceeds of the Senior Secured Notes Add On (as defined below) and is expected to remain outstanding for an uninterrupted period extending beyond one year from the balance sheet date.

Cash Flows

	Three Months Ended
(In millions)	January 3, 2025	December 29, 2023
Net cash flow (used in) provided by:
Operating activities	$9.5	$10.3
Investing activities	(3.0)	(19.9)
Financing activities	124.9	(1.7)
Net increase (decrease) in cash and cash equivalents and restricted cash	$131.4	$(11.3)
    Net cash provided by operating activities. Net cash provided by operating activities was $9.5 million and $10.3 million for the three months ended January 3, 2025 and December 29, 2023, respectively. The decrease in cash provided by operating activities was primarily due to decreased cash inflows related to accounts receivable and increased cash outflows related to accrued liabilities and other current and long-term liabilities and prepaid expenses, partially offset by increased non-cash adjustments.
    Net cash used in investing activities. Net cash used in investing activities was $3.0 million and $19.9 million for the three months ended January 3, 2025 and December 29, 2023, respectively. The decrease in cash used in investing activities was primarily due to increased proceeds from maturing and sold marketable securities and certificates of deposit and reduced cash outflows related to the purchase of property, plant and equipment.
    Net cash provided by (used in) financing activities. Net cash provided by (used in) financing activities was $124.9 million and $(1.7) million for the three months ended January 3, 2025 and December 29, 2023, respectively. The increase in cash provided by in financing activities was primarily due to the issuance of the Senior Secured Notes Add On during the fiscal quarter of fiscal year 2025.
Material Contractual Obligations
    In October 2013, we entered into an amended agreement with dpiX and other parties that, among other things, provides us with the right to 50% of dpiX’s total manufacturing capacity produced after January 1, 2014. The amended agreement requires us to pay for 50% of the fixed costs (as defined in the amended agreement), as determined at the beginning of each calendar year. In January 2025, the Company's fixed cost commitment was determined to be $13.7 million for calendar year 2025. The amended agreement will continue unless the ownership structure of dpiX changes (as defined in the amended agreement).
    In August 2015, pursuant to a Domination and Profit and Loss Transfer Agreement (the “DPLTA”), we committed to pay the noncontrolling shareholders of MeVis Medical an annual recurring net compensation of €0.95 per MeVis Medical share. The annual net payment will continue for the life of the DPLTA, which we anticipate will continue for as long as we remain as the controlling shareholder of MeVis Medical. As of January 3, 2025, noncontrolling shareholders together held approximately 0.5 million shares of MeVis Medical, representing 26.3% of the outstanding shares.
    The Company enters into purchase agreements with its suppliers in the ordinary course of its business for the purchase of goods and services. Some of these purchase agreements are non-cancellable and thus contractually obligate the Company to future cash payments. As of January 3, 2025, our non-cancellable supplier purchase obligations totaled $5.6 million.
Contingencies
    From time to time, we are a party to or otherwise involved in legal proceedings, government inspections, investigations, customs and duty audits, and other claims and contingency matters, both inside and outside the United States, arising in the ordinary course of our business or otherwise. We accrue amounts for probable losses, to the extent they can be reasonably estimated, that we believe are adequate to address any liabilities related to legal proceedings as well as other loss contingencies that we believe will result in a probable loss (including, among other things, probable settlement value). A loss or a range of loss is disclosed when it is reasonably possible that a material loss will be incurred and can be estimated or when it is reasonably possible that the amount of a loss, when material, will exceed the recorded provision. We did not have any material contingent liabilities as of January 3, 2025 and September 27, 2024. Legal expenses are expensed as incurred.
Days Sales Outstanding
    Trade accounts receivable days sales outstanding (“DSO”) was 68 days at January 3, 2025 and 70 days at September 27, 2024. Our accounts receivable and DSO are impacted by a number of factors, including the timing of product shipments, collections performance, payment terms, the mix of revenues from different regions and the effects of economic instability.

Recent Accounting Standards or Updates Not Yet Effective
    See Note 1, Summary of Significant Accounting Policies, of the accompanying Notes to the Condensed Consolidated Financial Statements for a description of recent accounting standards, including the expected dates of adoption and the estimated effects on our Condensed Consolidated Financial Statements.
Backlog
    Backlog is the accumulation of all orders for which revenues have not been recognized and are still considered valid. Backlog also includes a small portion of billed service contracts that are included in deferred revenue. Our estimated total backlog at January 3, 2025 was approximately $307 million.
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
Interest Rate Risk
    Borrowings under our Revolving Credit Facility and Equipment Credit Facility bear interest at floating interest rates. As of January 3, 2025, we had no borrowings subject to floating interest rates. See Note 9, Borrowings, of the Notes to the Condensed Consolidated Financial Statements for further information.

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
Commodity Price Risk
    We are exposed to market risks related to volatility in the prices of raw materials used in our products. The prices of these raw materials fluctuate in response to changes in supply and demand fundamentals and our product margins and level of profitability tend to fluctuate with changes in these raw materials prices. We try to protect against such volatility through various business strategies. During the three months ended January 3, 2025, we did not have any commodity derivative instruments in place to manage our exposure to price changes.
Sensitivity Analysis
    The following table sets forth the potential loss in future earnings, fair value, or cash flows resulting from hypothetical changes in relevant market rates or prices as of January 3, 2025. The actual impact of the respective underlying rates and price changes on the financial instruments may differ significantly from those shown in the sensitivity analysis.

Market Risk Category	Hypothetical Change	Estimated Annual Impact (In millions)	Impact Category
Foreign Currency - Revenue	10% decrease in foreign exchange rates	$13.5	Earnings
Interest Rate - Marketable Securities	100 basis point decrease in interest rate of underlying investments	2.9	Earnings
Commodity Price	10% increase in commodity prices	$3.2	Earnings
Item 4. Controls and Procedures
Disclosure Controls and Procedures
    Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. Based on this evaluation, our CEO and our CFO have concluded that our disclosure controls and procedures were effective as of January 3, 2025.
Changes in Internal Control Over Financial Reporting
    There were no changes in our internal control over financial reporting during the quarter ended January 3, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
    We are subject to various claims, complaints, and legal actions in the normal course of business from time to time. The resolution of such claims, complaints, and legal actions is subject to significant uncertainty and may be expensive, time consuming and disruptive to our operations. At the present time, we do not believe we have any current or pending litigation for which the outcome could have a material adverse effect on our operations or financial position.
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
    We had one customer during the three months ended January 3, 2025 that accounted for 17% of our revenue. Our ten largest customers as a group accounted for approximately 52% and 52% of our revenue for the three months ended January 3, 2025 and December 29, 2023, respectively. Because we often take significant time to replace lost business, in the past our operating results have been, and in the future it is likely that our operating results would be, materially and adversely affected if one or more of our major OEM customers were to cancel, delay, or reduce orders.
    Furthermore, we generate significant accounts receivables from the sale of our products and the provision of services directly to these customers. One customer accounted for 12.7% of our accounts receivables as of January 3, 2025. If one or more of these customers were to cancel a product order or service contract, become insolvent, or otherwise be unable or fail to pay for our products and/or services in a timely manner, our operating results and financial condition could be materially and adversely affected.
Customer-driven changes in order forecasts is a frequent occurrence that has created and continues to create challenges for us in accurately predicting the demand or delivery schedules for our products.
    End-user product demand, economic uncertainties, the impact of pandemic diseases, natural disasters, armed conflict, geopolitical tensions, possible legislative, tariff, and trade policy reforms and reactionary retaliatory responses to such reforms (for example, the February 2025 Tariffs), potential social unrest and uncertainty resulting therefrom, government actions (for example, the Chinese government initiated anti-corruption investigations related to its healthcare industry), and other matters beyond our control, make it difficult for our customers to accurately forecast and plan future business activities, which makes it difficult for us to accurately predict demand or delivery schedules for our products. Because the manufacture of our products requires some lead-time, changes in customer purchasing forecasts have previously resulted in excess inventory and slowdowns in sales, which are likely to occur again in the future. Changes to customer forecasts can occur on short notice, as our customers face inherent competitive issues, new product introduction delays, and regulatory risks. Our agreements for imaging components contain purchasing estimates that are typically based on our customers’ forward-looking forecasts rather than firm commitments, and actual purchasing volumes under the agreements may vary significantly from these estimates. The variation from forecasted purchasing volume may be due, in part, to the increasing life of X-ray tubes, which can result in reduced demand for replacement X-ray tubes in ways we may not be able to accurately forecast. Reductions in purchasing patterns have in the past, and may in the future, materially and adversely affect our operating results.
We compete in highly competitive industries, and we are subject to pricing pressures and other factors that have in the past and may in the future result in margin erosion and loss of customers.
    We compete in industries characterized by rapidly evolving technology, intense competition and pricing pressure. We often compete with companies that have greater financial, marketing and other resources than us. Some of the major diagnostic imaging systems companies, which are the primary OEM customers for our X-ray imaging components, also manufacture X-ray imaging components, including X-ray tubes and flat panel detectors, for use in their own imaging systems products. We have experienced, and may in the future experience, decreased sales of our products to these customers if they manufacture a greater percentage of their components in-house or purchase components from external sources other than us, which has had and may in the future have an adverse effect on our business and results of operations. We have in the past made price and other concessions to maintain existing customers and attract new customers, and may have to make additional price and other concessions in the future.
    In addition, we compete against other stand-alone, independent X-ray tube manufacturers for both the OEM business of major diagnostic imaging equipment manufacturers and the independent servicing business for X-ray tubes. The flat panel detectors industry is also very competitive, and we face intense competition from over a dozen smaller competitors. In our Industrial business, we also compete with other OEM suppliers primarily outside of the United States. Some of our competitors outside of the United States may have resources and support from their governments that we do not, such as preferences for local manufacturers, and may not be subject to the same trade compliance regulations as us.
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
    In addition, certain costs, including installation and warranty costs, associated with new products have been, and may in the future be proportionately greater than the costs associated with existing products and have or may therefore disproportionately, materially, and adversely affect our gross and operating margins. We may also experience lower margins due to increased commodities prices, and inadequate transfer pricing favoring sales to third parties over internal sales. If we are unable to lower these costs over time, our operating results could be materially and adversely affected. Some of the electronic components and integrated circuits used in our flat panel detectors are susceptible to discontinuance and obsolescence risks, which may force us to incorporate newer generations of these components, resulting in unplanned additional R&D expenses, delays in the launch of new products, supply disruptions, or inventory write-downs. Further, using aging production equipment might hamper our capacity to innovate to meet customers’ needs and demands and stay competitive. Failure to develop and adopt artificial intelligence ("AI") technology could also hinder our competitiveness and growth potential. We may also experience challenges in developing and implementing effective product and sales strategies, leading to missed opportunities and customer dissatisfaction.
Our success depends on the successful development, introduction, and commercialization of new generations of products and enhancements to or simplifications of existing product lines.
    We operate in business segments characterized by rapid change and technological innovation. Our customers use our products in their medical diagnostic, security, and industrial imaging systems, and we must continually introduce new products at competitive prices while also improving existing products with higher quality, lower costs, and increased features. We and our joint ventures have in the past spent, and in the future may need to spend, more time and money than we expect to develop, market, and introduce new products, product enhancements, and technologies. Even if we succeed in introducing new products, enhancements, or technologies as soon as expected, potential customers may not accept or purchase these new products, enhancements, or technologies, and we may not be able to recover all or a meaningful part of our investment. Once introduced, new products may materially and adversely impact sales of our existing products or make them less desirable or even obsolete, which could materially and adversely impact our revenues and operating results.
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
    Revenues generated from customers located outside the United States accounted for approximately 69% and 68% of our total revenues for the three months ended January 3, 2025 and December 29, 2023, respectively. We intend to continue to expand our presence internationally and expect to expend significant resources in doing so. Our future results have in the past, are currently, and could in the future be impacted by a variety of factors, including:
•governmental imposition of additional taxes, tariffs, global economic sanctions programs, or other restrictions on foreign trade, and responsive retaliatory actions from impacted countries, for example the February 2025 Tariffs;
•political and economic instability, including the possibility of civil unrest, terrorism, mass violence, armed conflict, or pandemic diseases, which may among other things, impact our operations and business access
•currency fluctuations, and in particular the strength of the U.S. Dollar, which is our functional and reporting currency;
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
    We participate in joint ventures and other investments in privately held and publicly traded companies. For example, we hold a 40% ownership interest in dpiX Holding Company LLC, our major supplier of our amorphous silicon-based thin film transistor arrays for flat panels used in our digital image detectors, a 50% interest in VEC Imaging GmbH & Co. KG ("VEC"), a joint venture formed to develop technology for use in X-ray imaging components, a 75% interest in Varex Imaging Arabia LLC, a joint venture in Saudi Arabia and a minority interest in another X-ray imaging components technology company. These and other investments are subject to risk of loss of investment capital as well as losses associated with contributed or jointly developed intellectual property, or intellectual property developed at or about the same time as these investments. These types of investments are inherently risky, in some instances because customer demand and sales for the technologies or products under development may never materialize, may develop more slowly than expected, or may underperform relative to our expectations. If these companies do not succeed, we could lose or be required to write down some or all of our investment in these companies. As discussed in the risk factor "Legal proceedings may materially and adversely affect our business, results of operations, or cash flows," we may incur significant time, management resources, and costs to enforce our rights, protect our intellectual property and other assets, address disputes or legal claims that have arisen, are ongoing, or may arise in the future, and/or unwind, dispose of or terminate our arrangements with respect to these joint ventures and/or investments. There is no guarantee that the time and money invested by us in developing these projects, intellectual property, or product or product enhancements, will yield the expected returns on the anticipated timeline or at all.
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
    Our subsidiary Varex Imaging Deutschland AG ("Varex Germany") holds a 50% interest in VEC. In August 2023, February 2024, and August 2024, the partners to the VEC joint venture filed judicial proceedings in Germany against one another disputing the validity of shareholder resolutions passed in January 2023, January 2024, and August 2024, respectively. Each party is, in effect, seeking to have the other party’s managing director(s) removed and to exclude the other party from the joint venture. If either party is successful, the prevailing party would be required to purchase the non-prevailing party’s interest in the joint venture for an amount equal to 75% of the fair market value thereof, which amount is in dispute. In addition, in June 2024, Varex Germany filed an action in Germany for a negative declaratory judgment and an injunction against business damaging statements made by certain third parties, and in August 2024 and October 2024 Varex Germany and Varex Imaging Corporation filed additional lawsuits in Germany and the United States relating to intellectual property matters, breach of contracts and other matters. The October 2024 lawsuit was subsequently voluntarily dismissed while the parties try to negotiate a settlement. These disputes, including any determinations not in Varex Germany’s favor, have diverted, are diverting, and could in the future divert management’s attention, increase our costs, and otherwise adversely impact our business, results of operations, or cash flows.
    Our subsidiary Varex Imaging International AG holds a 75% interest in Varex Imaging Arabia LLC. We currently have an ongoing dispute with our joint venture partner relative to the operation of the joint venture. This dispute could divert management's time and attention, increase our costs, and otherwise adversely impact our business, results of operations, or cash flows.
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
Risks Relating to Our Legal and Regulatory Environment
Our business has in the past been, is currently being, and in the future may be, negatively impacted by changes in import/export regulatory regimes, tariffs, and national policies.
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
    Tariffs could limit our ability and our customers' ability to compete in foreign countries, which could cause our long-term prospects in such countries, to suffer. The imposition of new tariffs and the corresponding imposition of retaliatory tariffs, for example the February 2025 Tariffs, have the potential to negatively impact our business.
    In the past, both the governments of the United States and China have granted tariff exclusions that temporarily eliminate duties payable for specific commodities, providing partial relief from such tariffs, but with certain exceptions, they must be solicited and approved. There is no guarantee that such exclusions will be granted or extended by either government, and the United States tariff exclusions are set to expire on May 31, 2025, unless extended.
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
    Increasing tensions between countries, such as China and Taiwan, as well as local conflicts including the Ukraine-Russia war, may lead the United States and/or other countries to impose new tariffs and sanctions or expand existing tariffs and sanctions, enact boycotts and embargoes, and otherwise seek to limit or stop the flow of goods to or from involved countries. In the past such actions both in China and Russia, have caused, and could in the future cause, significant disruptions in the regions and industries we serve and in our supply chain, as well as decrease demand from customers for the ultimate products using our solutions and materially harm our business, financial condition, and result of operation. We have experienced this both in China and Russia.
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
    Statutory changes included in proposed United States legislation, if passed, including interpretive guidance, could materially impact our income tax expense, effective tax rate, or the value of deferred tax assets and liabilities. Changes in the valuation of our deferred tax assets or liabilities, changes in tax laws or rates, changes in the interpretation of tax laws in other jurisdictions, or other changes beyond our control could materially and adversely affect our financial position and results of operations. For example, a change in tax law, which became effective for the Company in 2023 and requires capitalization of research and experimental expenditures, significantly increased our cash tax expense in the U.S. in fiscal year 2024. We expect this increase in cash tax expense to continue until normalizing in fiscal year 2027.
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
We sell certain X-ray tube products as replacements which are subject to medical device certification and product registration laws and regulations, that vary by country and are subject to change, and we may be unable to receive registration approval or renewal of existing registrations.
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
    Environmental laws regulate many aspects of our operations, including our handling, storage, transport, and disposal of hazardous substances, such as the chemicals and materials that we use in the course of our manufacturing operations. For example, pursuant to a remediation plan related to certain hazardous volatile organic compounds present at our Salt Lake City property, we and Varian recently entered into an environmental covenant with the Director of the Utah Division of Waste Management and Radiation Control on behalf of the Utah Department of Environmental Quality requiring certain remediation measures and imposing certain limitations relating to the property and the groundwater in the aquifer underlying the property, including use of the property for commercial and industrial uses only and not allowing groundwater to be used for culinary and other domestic purposes, among other limitations. They can also impose cleanup liabilities, including with respect to discontinued operations. Like other businesses, we may mishandle or inadequately manage hazardous substances used in our manufacturing operations and can never completely eliminate the risk of contamination or injury from certain materials that we use in our business and, therefore, we cannot completely eliminate the prospect of resulting claims and damage payments. We may also be assessed fines and/or other penalties for failure to comply with environmental laws and regulations. Insurance has provided coverage for portions of cleanup costs resulting from historical occurrences, but we do not expect to maintain insurance coverage for costs or claims that might result from any future contamination.
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
    As of January 3, 2025, our total combined indebtedness was approximately $570.7 million of principal, including $200.0 million of 4.00% Convertible Senior Unsecured Notes due 2025 (the "Convertible Notes") and $368.0 million of 7.875% Senior Secured Notes due 2027 (the "Senior Secured Notes"). For more information regarding our borrowings, see Note 9, Borrowings of the Notes to the Condensed Consolidated Financial Statements of this report.
    The Credit Agreement and the indenture governing our Senior Secured Notes impose significant operational and financial restrictions on us that include, but are not limited to our ability to:
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
    A breach of the covenants under the indenture governing our Senior Secured Notes or the Revolving Credit Facility could result in an event of default under the applicable indebtedness. Such a default, if not cured or waived, may allow the creditors to accelerate the related debt, may result in the acceleration of any other debt that is subject to an applicable cross-acceleration or cross-default provision, and would permit the lenders under the Revolving Credit Facility to terminate all commitments to extend further credit under the credit facility. Furthermore, if we were unable to repay the amounts due and payable under the Revolving Credit Facility, the lenders could proceed against the collateral securing such indebtedness. In the event our lenders or holders of the notes accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness.
    If our cash requirements in the future are greater than expected or our cash flow from operations is less than expected, our cash flow from operations may not be sufficient to repay all of the outstanding debt as it becomes due, and we may not be able to borrow money, sell assets, or otherwise raise funds on acceptable terms, or at all, to refinance our debt. Our Convertible Notes mature in June 2025, and the conversion price is currently significantly above the trading price of our common stock, so we currently anticipate we will need to refinance the Convertible Notes through a combination of net proceeds from our recent issuance of $125.0 million of additional Senior Secured Notes, borrowings under our Revolving Credit Facility and cash. Any future refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants which could further restrict our business operations. Additionally, the indenture relating to our Senior Secured Notes limits the use of the proceeds from any disposition of our assets. As a result, the indenture may prevent us from using the proceeds from such dispositions to satisfy our debt service obligations.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
    None.
Item 3. Defaults Upon Senior Securities
    None.
Item 4. Mine Safety Disclosures
    Not applicable.

Item 5. Other Information
Insider Trading Arrangements
    During the fiscal quarter ended January 3, 2025, none of our directors or officers informed us of the adoption, modification, or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as follows:
    On December 20, 2024, Sunny Sanyal, our CEO, President and a member of the Board of Directors, adopted a Rule 10b5-1 trading arrangement (the "December Plan") providing for: (i) the sale of shares of Company common stock currently owned by Mr. Sanyal in an amount not to exceed $100,000 in the aggregate during the term of the December Plan, with the aggregate number of shares to be sold during the term of the December Plan not to exceed 10,595 shares; and (ii) the exercise, subject to pricing triggers, of up to 592,450 stock options(1) (which includes shares to be withheld by the Company in payment of the exercise price and applicable taxes), that have vested or may vest to Mr. Sanyal pursuant to previous awards. Mr. Sanyal presently does not intend to sell the net shares he acquires pursuant to exercise of these options. The December Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c). Mr. Sanyal will continue to be subject to the Company's stock ownership guidelines. Sales contemplated by the December Plan will not reduce his ownership of Company common stock below the level required by the guidelines. Except as described herein below, the first date shares are permitted to be sold under the December Plan is March 20, 2025, and subsequent sales may occur until the expiration date, which is February 13, 2026, or earlier if all transactions under the December Plan are completed or it is otherwise earlier terminated. On March 5, 2024, Mr. Sanyal adopted a 10b5-1 Plan (the “March Plan”). The March Plan expires by its terms on March 7, 2025. If Mr. Sanyal were to amend, modify, or terminate the March Plan, rather than allow it to expire by its terms on March 7, 2025, trading under the Sanyal December 2024 Plan would not commence until a new cooling-off as required by Rule 10b5-1 was satisfied.
    On December 20, 2024, Kimberley Honeysett, our Chief Legal Officer, adopted a Rule 10b5-1 trading arrangement (the "2024 Plan") providing for: (i) the sale of 4,007 shares to be received upon vesting of restricted stock units scheduled to vest in February 2025; and (ii) the exercise, subject to pricing triggers, of up to 73,395 stock options, that have vested or may vest to Ms. Honeysett pursuant to previous awards and the related sale of the net shares acquired upon exercise, after withholding by the Company of shares in payment of the exercise price and applicable taxes. The 2024 Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c). Except as described herein below, the first date that shares are permitted to be sold under the 2024 Plan is March 20, 2025, and subsequent sales may occur until the expiration date of the 2024 Plan, which is February 13, 2026, or earlier if all transactions under the 2024 Plan are completed or it is otherwise earlier terminated. On December 15, 2023, Ms. Honeysett adopted a 10b5-1 Plan (the “2023 Plan”). The 2023 Plan expires by its terms on February 14, 2025. If Ms. Honeysett were to amend, modify or terminate the 2024 Plan, rather than allow it to expire by its terms on February 15, 2025, trading under the 2024 Plan would not commence until a new cooling-off period as required of Rule 10b5-1 was satisfied.

------------------------
(1) Includes 531,693 stock options that are also covered under the March Plan

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

4.1
Supplemental Indenture, dated as of December 20, 2024, by and among Varex Imaging Corporation, the Guarantors party thereto and Computershare Trust Company, N.A., in its capacity as successor trustee and successor notes collateral agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 23, 2024)

10.1
Amendment No. 2 to Revolving Credit and Guaranty Agreement, among the Company, Varex Imaging West, LLC, Varex Imaging Deutschland AG, the other Loan Parties party thereto and Zions Bancorporation, N.A. DBA Zions First National Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 17, 2024)

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

VAREX IMAGING CORPORATION

Date:	February 6, 2025	By:	/s/ SHUBHAM MAHESHWARI
Shubham Maheshwari
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)