Form 10-Q
period 2025-04-04
Varex Imaging Corp
filed 2025-05-08
CIK 1681622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2025
or

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
☐
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒
    As of May 1, 2025, there were 41.5 million shares of the registrant’s common stock outstanding.

VAREX IMAGING CORPORATION
FORM 10-Q
For the Quarter Ended April 4, 2025

PART I
FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	April 4, 2025	March 29, 2024	April 4, 2025	March 29, 2024
Revenues, net	$212.9	$206.2	$412.7	$396.2
Cost of revenues	136.2	140.4	267.5	273.3
Gross profit	76.7	65.8	145.2	122.9
Operating expenses:
Research and development	22.0	22.6	45.5	43.1
Selling, general, and administrative	32.6	35.5	66.4	67.9
Total operating expenses	54.6	58.1	111.9	111.0
Operating income	22.1	7.7	33.3	11.9
Interest income	2.9	1.8	5.0	3.7
Interest expense	(10.2)	(7.9)	(18.2)	(15.2)
Other (expense) income, net	(4.0)	0.7	(6.8)	1.3
Interest and other expense, net	(11.3)	(5.4)	(20.0)	(10.2)
Income before taxes	10.8	2.3	13.3	1.7
Income tax expense	3.7	0.7	6.3	0.5
Net income	7.1	1.6	7.0	1.2
Less: Net income attributable to noncontrolling interests	0.2	0.2	0.4	0.3
Net income attributable to Varex	$6.9	$1.4	$6.6	$0.9
Net income per common share attributable to Varex
Basic	$0.17	$0.03	$0.16	$0.02
Diluted	$0.17	$0.03	$0.16	$0.02
Weighted average common shares outstanding
Basic	41.4	40.7	41.2	40.6
Diluted	51.2	41.2	41.6	41.1
See accompanying Notes to the Condensed Consolidated Financial Statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(In millions)	April 4, 2025	March 29, 2024	April 4, 2025	March 29, 2024
Net income	$7.1	$1.6	$7.0	$1.2
Other comprehensive (loss) income
Foreign currency translation adjustments	(2.1)	0.5	0.5	(0.5)
Total comprehensive income	5.0	2.1	7.5	0.7
Less: Comprehensive income attributable to noncontrolling interests	0.2	0.2	0.4	0.3
Comprehensive income attributable to Varex	$4.8	$1.9	$7.1	$0.4
 See accompanying Notes to the Condensed Consolidated Financial Statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share and per share amounts)	April 4, 2025	September 27, 2024
Assets
Current assets:
Cash and cash equivalents	$205.1	$168.7
Marketable securities	17.9	31.8
Accounts receivable, net of allowance for credit losses of $1.3 million and $1.0 million at April 4, 2025 and September 27, 2024, respectively	145.7	157.7
Inventories, net	284.7	264.8
Prepaid expenses and other current assets	30.4	26.9
Total current assets	683.8	649.9
Property, plant, and equipment, net	152.9	153.4
Goodwill	290.3	291.0
Intangible assets, net	15.3	16.1
Investments in privately-held companies	23.2	26.8
Deferred tax assets	3.0	4.7
Operating lease assets	24.7	28.3
Restricted cash	127.1	1.7
Other assets	37.3	45.1
Total assets	$1,357.6	$1,217.0
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$70.8	$59.1
Accrued liabilities and other current liabilities	83.0	78.6
Current operating lease liabilities	3.9	4.0
Current maturities of long-term debt, net	1.4	46.3
Deferred revenues	9.7	7.9
Total current liabilities	168.8	195.9
Long-term debt, net	565.8	397.1
Deferred tax liabilities	—	1.4
Operating lease liabilities	19.6	23.0
Other long-term liabilities	39.5	50.4
Total liabilities	793.7	667.8
Stockholders' equity:
Preferred stock, $0.01 par value: 20,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value: 150,000,000 shares authorized
Shares issued and outstanding: 41,512,831 and 41,094,179 at April 4, 2025 and September 27, 2024, respectively	0.4	0.4
Additional paid-in capital	474.7	467.2
Accumulated other comprehensive loss	(2.4)	(2.9)
Retained earnings	77.0	70.4
Total Varex stockholders' equity	549.7	535.1
Noncontrolling interests	14.2	14.1
Total stockholders' equity	563.9	549.2
Total liabilities and stockholders' equity	$1,357.6	$1,217.0
See accompanying Notes to the Condensed Consolidated Financial Statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended April 4, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Varex Equity	Noncontrolling Interests	Total Stockholders' Equity

(In millions)	Shares	Amount
January 3, 2025	41.2	$0.4	$470.0	$(0.3)	$70.1	$540.2	$14.0	$554.2
Net income	—	—	—	—	6.9	6.9	0.2	7.1
Common stock issued upon vesting of restricted shares	0.1	—	—	—	—	—	—	—
Shares withheld on vesting of restricted stock	—	—	(0.7)	—	—	(0.7)	—	(0.7)
Common stock issued under employee stock purchase plan	0.2	—	1.7	—	—	1.7	—	1.7
Share-based compensation	—	—	3.8	—	—	3.8	—	3.8
Foreign currency translation adjustments	—	—	—	(2.1)	—	(2.1)	—	(2.1)
Other	—	—	(0.1)	—	—	(0.1)	—	(0.1)
April 4, 2025	41.5	$0.4	$474.7	$(2.4)	$77.0	$549.7	$14.2	$563.9

	Three Months Ended March 29, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Varex Equity	Noncontrolling Interests	Total Stockholders' Equity

(In millions)	Shares	Amount
December 29, 2023	40.6	$0.4	$453.2	$(2.2)	$117.5	$568.9	$14.1	$583.0
Net income	—	—	—	—	1.4	1.4	0.2	1.6
Common stock issued upon vesting of restricted shares	0.1	—	—	—	—	—	—	—
Shares withheld on vesting of restricted stock	—	—	(0.8)	—	—	(0.8)	—	(0.8)
Common stock issued under employee stock purchase plan	0.2	—	2.0	—	—	2.0	—	2.0
Share-based compensation	—	—	4.1	—	—	4.1	—	4.1
Foreign currency translation adjustments	—	—	—	0.5	—	0.5	—	0.5
Other	—	—	(0.1)	—	0.1	—	(0.2)	(0.2)
March 29, 2024	40.9	$0.4	$458.4	$(1.7)	$119.0	$576.1	$14.1	$590.2
See accompanying Notes to the Condensed Consolidated Financial Statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Six Months Ended April 4, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Varex Equity	Noncontrolling Interests	Total Stockholders' Equity

(In millions)	Shares	Amount
September 27, 2024	41.1	$0.4	$467.2	$(2.9)	$70.4	$535.1	$14.1	$549.2
Net income	—	—	—	—	6.6	6.6	0.4	7.0
Common stock issued upon vesting of restricted shares	0.3	—	—	—	—	—	—	—
Shares withheld on vesting of restricted stock	(0.1)	—	(1.9)	—	—	(1.9)	—	(1.9)
Common stock issued under employee stock purchase plan	0.2	—	1.7	—	—	1.7	—	1.7
Share-based compensation	—	—	7.8	—	—	7.8	—	7.8
Foreign currency translation adjustments	—	—	—	0.5	—	0.5	—	0.5
Other	—	—	(0.1)	—	—	(0.1)	(0.3)	(0.4)
April 4, 2025	41.5	$0.4	$474.7	$(2.4)	$77.0	$549.7	$14.2	$563.9

	Six Months Ended March 29, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Varex Equity	Noncontrolling Interests	Total Stockholders' Equity

(In millions)	Shares	Amount
September 29, 2023	40.5	$0.4	$450.4	$(1.2)	$118.1	$567.7	$13.3	$581.0
Net income	—	—	—	—	0.9	0.9	0.3	1.2
Common stock issued upon vesting of restricted shares	0.3	—	—	—	—	—	—	—
Shares withheld on vesting of restricted stock	(0.1)	—	(1.8)	—	—	(1.8)	—	(1.8)
Common stock issued under employee stock purchase plan	0.2	—	2.0	—	—	2.0	—	2.0
Share-based compensation	—	—	7.8	—	—	7.8	—	7.8
Foreign currency translation adjustments	—	—	—	(0.5)	—	(0.5)	—	(0.5)
Business acquisitions	—	—	—	—	—	—	0.7	0.7
Other	—	—	—	—	—	—	(0.2)	(0.2)
March 29, 2024	40.9	$0.4	$458.4	$(1.7)	$119.0	$576.1	$14.1	$590.2
See accompanying Notes to the Condensed Consolidated Financial Statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(In millions)	April 4, 2025	March 29, 2024
Cash flows from operating activities:
Net income	$7.0	$1.2
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	7.9	7.9
Depreciation	11.8	10.3
Amortization of intangible assets	1.9	7.2
Deferred taxes	0.2	(6.6)
Loss (income) from equity method investments	3.1	(0.6)
Amortization of deferred loan costs, net of premium	1.6	1.3
Gain on purchase of business	—	(2.1)
Inventory write-down	1.6	2.6
Other, net	2.4	1.3
Changes in assets and liabilities:
Accounts receivable	11.6	13.0
Inventories, net	(21.1)	(11.8)
Prepaid expenses and other assets	(4.6)	—
Accounts payable	11.6	7.1
Accrued liabilities and other current and long-term liabilities	(11.7)	(17.2)
Deferred revenues	2.8	(0.2)
Net cash provided by operating activities	26.1	13.4
Cash flows from investing activities:
Purchases of property, plant, and equipment	(11.0)	(16.2)
Proceeds from sales of marketable debt securities	10.5	—
Proceeds from maturities of marketable debt securities	40.5	30.2
Purchase of marketable debt securities	(30.6)	(35.1)
Proceeds from maturities of certificates of deposit	3.4	—
Acquisitions of businesses, net of cash acquired	—	0.9
Other, net	(1.1)	(1.0)
Net cash provided by (used in) investing activities	11.7	(21.2)
Cash flows from financing activities:
Taxes related to net share settlement of equity awards	(1.9)	(1.8)
Proceeds from issuance of senior secured notes	126.9	—
Repayments of borrowing under credit agreements	(1.1)	(0.8)
Payment of debt issuance costs	(0.5)	(1.6)
Proceeds from shares issued under employee stock purchase plan	1.7	2.0
Other, net	(0.9)	(0.8)
Net cash provided by (used in) financing activities	124.2	(3.0)
Effects of exchange rate changes on cash and cash equivalents and restricted cash	(0.2)	—
Net increase (decrease) in cash and cash equivalents and restricted cash	161.8	(10.8)
Cash and cash equivalents and restricted cash at beginning of period	170.4	154.0
Cash and cash equivalents and restricted cash at end of period	$332.2	$143.2
Supplemental cash flow information:
Cash paid for interest	$13.9	$13.8
Income taxes paid, net of refunds	14.0	12.8
Supplemental non-cash activities:
Purchases of property, plant, and equipment financed through accounts payable	$0.9	$0.9
See accompanying Notes to the Condensed Consolidated Financial Statements.

VAREX IMAGING CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
    Varex Imaging Corporation (the “Company” or “Varex”) designs, manufactures, sells, and services a broad range of medical products, which include X-ray imaging components including X-ray tubes, flat panel and photon counting detectors and accessories, ionization chambers, high voltage connectors, image processing software and workstations, 3D reconstruction software, computer-aided diagnostic software, automatic exposure control devices, generators, and heat exchangers. The Company sells its products to imaging system original equipment manufacturer (“OEM”) customers for incorporation into new medical diagnostic, radiation therapy, dental, and veterinary equipment, as well as to independent service companies and distributors, and directly to end-users for replacement purposes.
    The Company also designs, manufactures, sells and services industrial products, which include Linatron® X-ray linear accelerators, X-ray tubes, digital detectors, high voltage connectors, coolers, imaging processing software and image detection products for security and inspection purposes, such as cargo screening at ports and borders and nondestructive examination in a variety of applications. The Company generally sells security and inspection products to OEM customers who incorporate Varex’s products into their inspection or irradiation systems and processes. The Company also manufactures and sells its own X-ray imaging systems for industrial applications. The Company conducts an active research and development program to focus on new technologies and applications in both medical and industrial X-ray imaging.
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

Fiscal Year
    The fiscal years of the Company as reported are the 52 or 53-week periods ending on the Friday nearest September 30. Fiscal year 2025 is the 53-week period ending October 3, 2025. Fiscal year 2024 was the 52-week period that ended on September 27, 2024. The fiscal quarters ended April 4, 2025 and March 29, 2024 were both 13-week periods. The six-month fiscal periods ended April 4, 2025 and March 29, 2024 were a 27-week period and a 26-week period, respectively.
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
Cash and Cash Equivalents
    The Company considers unrestricted currency on hand, demand deposits, time deposits, and all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash and cash equivalents.
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

	Six Months Ended		Six Months Ended
	April 4, 2025		March 29, 2024
(In millions)	Beginning of Period	End of Period	Beginning of Period	End of Period
Cash and cash equivalents	$168.7	$205.1	$152.6	$141.8
Restricted cash	1.7	127.1	1.4	1.4
Total as presented in the Condensed Consolidated Statements of Cash Flows	$170.4	$332.2	$154.0	$143.2
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
    Credit is extended to customers based on an evaluation of the customer’s financial condition, and collateral is not required. In certain circumstances, a customer may be required to prepay all or a portion of the contract price prior to transfer of control. During the periods presented, one of the Company's customers accounted for a significant portion of revenues, as set forth below:

	Three Months Ended		Six Months Ended
	April 4, 2025	March 29, 2024	April 4, 2025	March 29, 2024
Canon Medical Systems Corporation	19.0%	21.8%	17.9%	18.4%
    Canon Medical Systems Corporation accounted for 14.8% and 9.5% of the Company’s accounts receivable as of April 4, 2025 and September 27, 2024, respectively.

Equity Method Investments
    The Company accounts for its equity investments in privately-held companies under the equity method of accounting if the Company has the ability to exercise significant influence in, but not control, these investments. The Company records impairment losses on its equity method investments if an impairment exists and is deemed to be other-than-temporary, which is based on various factors, including but not limited to, the length of time the fair value of the investment is below the carrying value, the absence of an ability to recover the carrying amount of the investment, and the inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. There were no impairments recorded during the three and six months ended April 4, 2025 and March 29, 2024.
Marketable Securities
    The Company's marketable securities consist primarily of financial instruments such as United States treasury securities, United States agency obligations, corporate bonds, commercial paper, money market funds, and equity securities.
Marketable Debt Securities
    The Company's marketable debt securities are classified as available-for-sale. Classification of marketable debt securities is determined at the time of purchase, and the Company reevaluates such classification as of each balance sheet date. Marketable debt securities are recorded at estimated fair value and included in cash and cash equivalents, marketable securities, and other assets within the Condensed Consolidated Balance Sheets. Any unrealized gains or losses are included in accumulated other comprehensive loss within the Condensed Consolidated Balance Sheets. When the fair value of a marketable debt security declines below its amortized cost basis, any portion of that decline attributable to credit losses, to the extent expected to be nonrecoverable before the sale of the security, is recognized in the Condensed Consolidated Statements of Operations. When the fair value of a marketable debt security declines below its amortized cost basis due to changes in interest rates, such amounts are recorded in other comprehensive (loss) income and are recognized in the Condensed Consolidated Statements of Operations only if the Company sells or intends to sell the security before recovery of its cost basis. There were no impairments related to marketable debt securities recorded during the three and six months ended April 4, 2025 and March 29, 2024.
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
Supplier Finance Programs
    The Company participates in voluntary supply chain finance programs with a financial intermediary which provide participating suppliers the option to be paid by the intermediary earlier than the original invoice due date. The Company’s responsibility is limited to making payments on the terms originally negotiated with the suppliers, regardless of whether the intermediary pays the supplier in advance of the original due date. As part of participating in these arrangements, the Company generally receives more favorable payment terms from its suppliers. The Company does not receive fees, payments, extended payment terms, or other direct economic benefits from the intermediary. The total amounts due to the financial intermediary to settle supplier invoices under supply chain finance programs as of April 4, 2025 and September 27, 2024 were $3.9 million and $2.6 million, respectively. These amounts are included within accounts payable in the Condensed Consolidated Balance Sheets.

Environmental Obligations
    The Company's operations and facilities, past and present, are subject to environmental laws, including laws that regulate the handling, storage, transport, and disposal of hazardous substances. Certain of those laws impose cleanup liabilities under certain circumstances. In connection with those laws and certain of our past and present operations and facilities, the Company is obligated to indemnify Varian Medical Systems, Inc. ("Varian") for the cleanup liabilities related to prior corporate restructuring activities. The Company anticipates that it will be obligated to reimburse Varian for 20% of the liabilities of Varian related to these sites (after adjusting for any insurance proceeds or tax benefits received by Varian). As of April 4, 2025 and September 27, 2024, our estimated environmental liability for these sites was $3.5 million and $3.9 million, net of expected insurance proceeds, respectively.
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
    The following table reflects the changes in the Company’s accrued product warranty:

	Six Months Ended
(In millions)	April 4, 2025	March 29, 2024
Accrued product warranty, at beginning of period	$10.8	$7.7
New accruals charged to cost of revenues	7.0	9.4
Product warranty expenditures	(7.7)	(8.4)
Accrued product warranty, at end of period	$10.1	$8.7
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
Disaggregation of Revenue
    Revenue is disaggregated from contracts between geography and by reportable operating segment, which the Company believes best depicts how the nature, amount, timing, and uncertainty of revenues and cash flows are affected by economic factors. Refer to Note 15, Segment Information, included in this report, for the disaggregation of the Company’s revenue based on reportable operating segments and Note 2, Revenue Recognition, for the disaggregation of revenue by geographic region and country.
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
    In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires public companies to annually (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). ASU 2023-09 will be effective for the annual reporting periods in fiscal years beginning after December 15, 2024. The Company is currently evaluating ASU 2023-09 and does not expect it to have a material effect on its Condensed Consolidated Financial Statements and disclosures.
2. REVENUE RECOGNITION
Disaggregation of Revenue
    Revenue is disaggregated from contracts by geographic region, country, and by reportable operating segment, which the Company believes best depicts how the nature, amount, timing, and uncertainty of revenues and cash flows are affected by economic factors.
    Our products are sold in three geographic regions: the Americas, EMEA, and APAC. The Americas includes North America (primarily the United States) and Latin America. EMEA includes Europe, the Middle East, India, and Africa. APAC includes Asia (other than India) and Australia. Revenues by region and country are based on the known final destination of products sold.
    The following table disaggregates the Company’s revenue by geographic region:

	Three Months Ended		Six Months Ended
(In millions)	April 4, 2025	March 29, 2024	April 4, 2025	March 29, 2024
Americas	$69.4	$68.2	$133.8	$130.6
EMEA	71.7	71.7	132.1	137.7
APAC	71.8	66.3	146.8	127.9
Total revenues, net	$212.9	$206.2	$412.7	$396.2

    The following table disaggregates the Company’s revenue by country:

	Three Months Ended		Six Months Ended
(In millions)	April 4, 2025	March 29, 2024	April 4, 2025	March 29, 2024
United States	$64.8	$64.1	$126.1	$124.7
Japan	39.0	38.3	76.0	62.9
China	31.0	24.7	66.0	57.4
Other(1)	78.1	79.1	144.6	151.2
Total revenues, net	$212.9	$206.2	$412.7	$396.2
(1) No individual country included in the other category generated more than 10% of total revenues, net.
    Refer to Note 15, Segment Information, for the disaggregation of the Company’s revenue based on reportable operating segments.
Right of Return Assets and Refund Liabilities
    Right of return assets are included within the prepaid expenses and other current assets, and other assets balances in the Condensed Consolidated Balance Sheets. Refund liabilities are included within the accrued liabilities and other current liabilities and other long-term liabilities balances in the Condensed Consolidated Balance Sheets. The following table summarizes the changes in the right of return assets and refund liabilities for the six months ended April 4, 2025 and March 29, 2024:

	Right of Return Assets
	Six Months Ended
(In millions)	April 4, 2025	March 29, 2024
Balance at beginning of period	$25.2	$26.0
Costs recovered from product returns during the period	(3.6)	(3.3)
Right of return assets from shipments of products subject to return during the period	3.3	2.9
Adjustment for actual vs. reserved product returns	0.2	—
Balance at end of period	$25.1	$25.6

	Refund Liabilities
	Six Months Ended
(In millions)	April 4, 2025	March 29, 2024
Balance at beginning of period	$28.0	$28.9
Release of refund liability included in beginning of year refund liability	(4.0)	(3.7)
Additions to refund liabilities	3.7	3.2
Adjustment for actual vs. reserved product returns	0.2	—
Balance at end of period	$27.9	$28.4
Contract Balances
    During the three and six months ended April 4, 2025, the Company recognized revenue of $0.4 million and $7.1 million, respectively, related to deferred revenues which existed at September 27, 2024. During the three and six months ended March 29, 2024, the Company recognized revenue of $1.3 million and $8.1 million, respectively, related to deferred revenues that existed at September 29, 2023.

3. LEASES
    The Company has operating and finance leases for office space, warehouse and manufacturing space, vehicles, and equipment. The following table presents supplemental balance sheet information related to the Company's operating and finance leases:

(In millions)	Balance Sheet Location	April 4, 2025	September 27, 2024
Assets
Operating lease right-of-use assets	Operating lease assets	$24.7	$28.3
Finance lease right-of-use assets	Property, plant, and equipment, net	6.2	6.6
Liabilities
Operating lease liabilities (current)	Current operating lease liabilities	3.9	4.0
Finance lease liabilities (current)	Accrued liabilities and other current liabilities	0.4	0.4
Operating lease liabilities (non-current)	Operating lease liabilities	19.6	23.0
Finance lease liabilities (non-current)	Other long-term liabilities	$5.7	$5.9
    The following table provides information related to the Company’s operating and finance leases:

	Three Months Ended		Six Months Ended
(In millions)	April 4, 2025	March 29, 2024	April 4, 2025	March 29, 2024
Total operating lease costs(1)	$1.5	$1.7	$3.1	$3.2

Total finance lease costs	$0.3	$—	$0.7	$0.1

Operating cash flows from operating leases	$1.4	$1.5	$2.9	$2.9
Operating cash flows from finance leases	0.1	—	0.2	—
Financing cash flows from finance leases	0.3	—	0.4	0.3
Total cash paid for amounts included in the measurement of lease liabilities	$1.8	$1.5	$3.5	$3.2

Noncash operating right-of-use assets obtained in exchange for new lease liabilities	$0.5	$2.4	$0.8	$3.9
Noncash finance right-of-use assets obtained in exchange for new lease liabilities	0.2	—	0.2	0.7
Total right-of-use assets obtained in exchange for new lease liabilities	$0.7	$2.4	$1.0	$4.6
(1) Includes variable and short-term lease expense which were immaterial for the three and six months ended April 4, 2025 and March 29, 2024.
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
    The investment in dpiX Holding is accounted for under the equity method of accounting. When the Company recognizes its share of net profits or losses of dpiX Holding, profits or losses in inventory purchased from dpiX are eliminated. During the three months ended April 4, 2025 and March 29, 2024, the Company recorded (loss) income on the equity investment in dpiX Holding of $(2.0) million and $0.6 million, respectively. During the six months ended April 4, 2025 and March 29, 2024, the Company recorded (loss) income on the equity investment in dpiX Holding of $(3.6) million and $1.1 million, respectively. The income and loss on the equity investment in dpiX Holding are included in other (expense) income, net in the Condensed Consolidated Statements of Operations. The carrying value of the equity investment in dpiX Holding was $21.2 million and $24.8 million at April 4, 2025 and September 27, 2024, respectively.

    During the three months ended April 4, 2025 and March 29, 2024, the Company purchased glass transistor arrays from dpiX totaling $5.2 million and $4.0 million, respectively. During the six months ended April 4, 2025 and March 29, 2024, the Company purchased glass transistor arrays from dpiX totaling $9.8 million and $9.0 million, respectively. These purchases of glass transistor arrays are included as a component of inventories, net on the Condensed Consolidated Balance Sheets or cost of revenues in the Condensed Consolidated Statements of Operations.
    As of April 4, 2025 and September 27, 2024, the Company had accounts payable to dpiX totaling $2.0 million and $3.0 million, respectively.
    In October 2013, the Company entered into an amended agreement with dpiX and other parties that, among other things, provides it with the right to 50% of dpiX's total manufacturing capacity. In addition, the Company is required to pay for 50% of dpiX's fixed costs, as determined at the beginning of each calendar year. In January 2025, the Company's fixed cost commitment was determined and approved by the dpiX board of directors to be $13.7 million for calendar year 2025. As of April 4, 2025, the Company estimated it has fixed cost commitments of $10.2 million related to the amended agreement with dpiX through the remainder of the calendar year 2025. The amended agreement will continue unless the ownership structure of dpiX changes (as defined in the amended agreement).
    The Company has determined that dpiX Holding is a variable interest entity because the at-risk equity holders, as a group, lack the characteristics of a controlling financial interest. Majority votes are required to direct the manufacturing activities, legal operations and other activities that most significantly affect dpiX’s economic performance. The Company does not have majority voting rights and no power to unilaterally direct the activities of dpiX Holding, and therefore, is not the primary beneficiary of dpiX Holding. The Company’s exposure to loss as a result of its involvement with dpiX Holding is limited to the carrying value of the Company’s investment of $21.2 million and fixed cost commitments.
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
    During the three months ended April 4, 2025 and March 29, 2024, the Company recorded no income on the equity investment in VEC. During the six months ended April 4, 2025 and March 29, 2024, the Company recorded income (loss) on the equity investment in VEC of $0.0 million and $(0.1) million, respectively. The Company's investment in VEC was $2.0 million and $2.0 million at April 4, 2025 and September 27, 2024, respectively. As of April 4, 2025 and September 27, 2024, the Company had loans and other receivables outstanding from VEC of $0.8 million and $0.7 million, respectively, which are recorded in prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.
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
    As of April 4, 2025, the Company had the following outstanding derivatives designated as net investment hedging instruments:

(In millions, except number of instruments)	Number of Instruments	Notional Value
Cross currency swap contracts	2	$51.8
    The following table summarizes the amount of pre-tax income recognized from derivative instruments for the periods indicated and the line items in the accompanying statements of operations where the results are recorded for net investment hedges:

	Amount of (Loss) Gain Recognized in OCI on Derivative Three Months Ended		Location of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)	Amount of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing) Three Months Ended
(In millions)	April 4, 2025	March 29, 2024		April 4, 2025	March 29, 2024
Cross currency swap contracts	$(3.7)	$1.3	Interest expense	$0.2	$0.2

	Amount of Gain (Loss) Recognized in OCI on Derivative Six Months Ended		Location of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)	Amount of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing) Six Months Ended
(In millions)	April 4, 2025	March 29, 2024		April 4, 2025	March 29, 2024
Cross currency swap contracts	$1.1	$(1.4)	Interest expense	$0.4	$0.5
    These derivative instruments are subject to master netting agreements giving effect to rights of offset with each counterparty. None of the balances were eligible for netting. The following table summarizes the gross fair values of derivative instruments as of the periods indicated and the line items in the accompanying Condensed Consolidated Balance Sheets where the instruments are recorded:

(In millions)		Derivative Assets and Liabilities
Derivatives Designated as Net Investment Hedges	Balance Sheet Location	April 4, 2025	September 27, 2024
Cross currency swap contracts	Prepaid expenses and other current assets	$—	$1.0
Cross currency swap contracts	Accrued liabilities and other current liabilities	6.5	—
Cross currency swap contracts	Other long-term liabilities	—	8.6
Derivatives not Designated as Hedging Instruments
    During the three months ended April 4, 2025, the Company elected to partially dedesignate $6.9 million of the cross currency swap contracts that ceased to meet the effectiveness criteria and hedge accounting was discontinued. At the time of dedesignation, the total amount recorded for the dedesignated portion as a cumulative fair value basis adjustment on the cross currency swap was a loss of $0.4 million. The loss on the cross currency swap dedesignation is recorded in accumulated other comprehensive loss where it will remain until such time that substantial liquidation of the international operations should occur. The dedesignated cross currency swap contract is considered an economic hedge of the Company's investments in wholly-owned international operations. As such, changes in the fair value of the dedesignated cross currency swap after the date of dedesignation have been reported in other (expense) income, net in the Condensed Consolidated Statements of Operations.

    As of April 4, 2025, the Company had the following outstanding derivatives not designated as hedging instruments:

(In millions, except number of instruments)	Number of Instruments	Notional Value
Cross currency swap contracts	1	$6.9
    The following table summarizes the amount of pre-tax income recognized from derivatives not designated as hedging instruments for the periods indicated and the line items in the accompanying statements of operations where the results are recorded:

	Amount of Loss Recognized in Income on Derivative Three Months Ended		Location of Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
(In millions)	April 4, 2025	March 29, 2024
Cross currency swap contracts	$(0.5)	$—	Other (expense) income, net

	Amount of Loss Recognized in Income on Derivative Six Months Ended		Location of Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
(In millions)	April 4, 2025	March 29, 2024
Cross currency swap contracts	$(0.5)	$—	Other (expense) income, net
    The following table summarizes the gross fair values of not designated derivative instruments as of the periods indicated and the line items in the accompanying Condensed Consolidated Balance Sheets where the instruments are recorded:

(In millions)		Derivative Assets and Liabilities
Derivatives not Designated as Hedging instruments	Balance Sheet Location	April 4, 2025	September 27, 2024
Cross currency swap contracts	Accrued liabilities and other current liabilities	$0.9	$—
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
    The following table shows the notional amounts of outstanding foreign currency contracts as of April 4, 2025:

	Notional Value of Derivatives not Designated as Hedging Instruments:
(In millions of equivalent USD)	Buy Contracts	Sell Contracts
Australian Dollar	$—	$2.1
Chinese Renminbi	—	5.3
Euro	—	27.3
Japanese Yen	3.3	—
Mexican Peso	—	1.2
Philippine Peso	9.5	—
Swiss Franc	3.2	—
Total notional value	$16.0	$35.9

6. FAIR VALUE
Assets and Liabilities Measured at Fair Value on a Recurring Basis
    The fair values of certain of the Company’s financial instruments, including bank deposits included in cash and cash equivalents, restricted cash, accounts receivable, net and accounts payable, approximate their fair values due to their short maturities. As of April 4, 2025, the fair values of the Company’s Convertible Notes and Senior Secured Notes, as defined in Note 9, Borrowings and measured using Level 1 inputs, were $202.8 million and $367.5 million, respectively. As of September 27, 2024, the fair values of the Company’s Convertible Notes and Senior Secured Notes, measured using Level 1 inputs, were $197.7 million and $247.6 million, respectively. The Company has elected to use the income approach to value its derivative instruments using standard valuation techniques and Level 2 inputs, such as currency spot rates, forward points and credit default swap spreads.
    In the tables below, the Company has segregated all assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

	Fair Value at April 4, 2025
(In millions)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$—	$36.7	$—	$36.7
Commercial paper	—	7.1	—	7.1
Corporate notes/bonds	—	7.0	—	7.0
Government agencies	—	5.8	—	5.8
U.S. treasury bills	—	3.1	—	3.1
Derivative assets	—	0.3	—	0.3
Deferred compensation plan(1)	7.1	—	—	7.1
Marketable equity securities	1.9	—	—	1.9
Total assets measured at fair value	$9.0	$60.0	$—	$69.0

Liabilities:
Derivative liabilities	$—	$7.4	$—	$7.4
Total liabilities measured at fair value	$—	$7.4	$—	$7.4
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

	April 4, 2025
(In millions)	Amortized Costs	Fair Value
Commercial paper	$7.1	$7.1
Corporate notes/bonds	7.0	7.0
U.S. treasury bills	3.1	3.1
Government agencies	5.8	5.8
Total marketable debt securities	$23.0	$23.0

	September 27, 2024
(In millions)	Amortized Costs	Unrealized Gains	Fair Value
Corporate notes/bonds	$16.4	$0.1	$16.5
U.S. treasury bills	6.1	—	6.1
Government agencies	18.3	—	18.3
Certificates of deposit	0.9	—	0.9
Total marketable debt securities	$41.7	$0.1	$41.8
    The contractual maturities of marketable debt securities as of April 4, 2025, are shown in the table below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	April 4, 2025
(In millions)	Amortized Costs	Fair Value
Contractual maturities:
Due within one year	$20.0	$20.0
Due after one year through five years	3.0	3.0
Total marketable debt securities	$23.0	$23.0

    During the three and six months ended April 4, 2025, there were no gross realized gains or losses from the sale of certain marketable debt securities that were reclassified out of accumulated other comprehensive loss.
    The following tables summarize the balance sheet locations for marketable debt securities:

	April 4, 2025
(In millions)	Commercial Paper	Corporate Notes/Bonds	Government Agencies	Treasury Bills	Total
Cash and cash equivalents	$2.1	$—	$—	$—	$2.1
Marketable securities	5.0	5.0	5.8	2.1	17.9
Other assets	—	2.0	—	1.0	3.0
Total marketable debt securities	$7.1	$7.0	$5.8	$3.1	$23.0

	September 27, 2024
(In millions)	Corporate Notes/Bonds	Government Agencies	Treasury Bills	Certificates of Deposit	Total
Cash and cash equivalents	$—	$—	$1.0	$—	$1.0
Marketable securities	10.5	16.3	4.1	0.9	31.8
Other assets	6.0	2.0	1.0	—	9.0
Total marketable debt securities	$16.5	$18.3	$6.1	$0.9	$41.8
7. INVENTORIES
    The following table summarizes the Company’s inventories, net:

(In millions)	April 4, 2025	September 27, 2024
Raw materials and parts	$225.8	$214.5
Work-in-process	24.6	16.2
Finished goods	34.3	34.1
Total inventories, net	$284.7	$264.8
8. GOODWILL AND INTANGIBLE ASSETS
    The following table reflects goodwill by reportable operating segment:

(In millions)	Medical	Industrial	Total
Balance at September 27, 2024	$173.0	$118.0	$291.0
Foreign currency translation adjustments	(0.4)	(0.3)	(0.7)
Balance at April 4, 2025	$172.6	$117.7	$290.3

    The following table reflects the gross carrying amount and accumulated amortization of the Company’s finite-lived intangible assets included in other assets in the Condensed Consolidated Balance Sheets:

	April 4, 2025			September 27, 2024
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired existing technology	$74.8	$(64.6)	$10.2	$73.8	$(63.5)	$10.3
Patents, licenses, and other	12.6	(12.6)	—	12.6	(12.6)	—
Customer contracts and supplier relationship	52.7	(47.6)	5.1	52.8	(47.0)	5.8
Total intangible assets	$140.1	$(124.8)	$15.3	$139.2	$(123.1)	$16.1
    Amortization expense for intangible assets was $1.0 million and $3.6 million for the three months ended April 4, 2025 and March 29, 2024, respectively. Amortization expense for intangible assets was $1.9 million and $7.2 million for the six months ended April 4, 2025 and March 29, 2024, respectively. In connection with the business combination discussed in Note 10. Business Combinations, during fiscal year 2024, the Company recorded additional intangible assets of $2.6 million, of which $2.1 million related to customer contracts and supplier relationships and $0.5 million related to acquired existing technology.
9. BORROWINGS
    The following table summarizes the Company’s short-term and long-term debt:

	April 4, 2025	September 27, 2024
(In millions, except for percentages)	Amount	Amount	Contractual Interest Rate	Effective Interest Rate
Current maturities of long-term debt:
Convertible Senior Unsecured Notes	$—	$45.0	4.0%	4.8%
Other debt	1.4	1.5
Total current maturities of long-term debt	$1.4	$46.5

Non-current maturities of long-term debt:
Convertible Senior Unsecured Notes(1)	$200.0	$155.0	4.0%	4.8%
Senior Secured Notes	368.0	243.0	7.9%	8.2%
Other debt	1.0	2.1
Total non-current maturities of long-term debt	$569.0	$400.1

Unamortized issuance costs and debt premiums:
Unamortized issuance costs - Convertible Notes	$(0.3)	$(1.0)
Unamortized issuance costs, net of debt premium - Senior Secured Notes	(2.9)	(2.2)
Total	(3.2)	(3.2)
Total debt outstanding, net	$567.2	$443.4

(1) This amount has been excluded from current liabilities as it is supported by the Revolving Credit Facility and restricted cash from the proceeds of the Senior Secured Notes Add On (as defined below), which are expected to remain outstanding for an uninterrupted period extending beyond one year from the balance sheet date.

    The following table summarizes the Company’s interest expense:

	Three Months Ended		Six Months Ended
	April 4, 2025	March 29, 2024	April 4, 2025	March 29, 2024
Contractual interest coupon and other	$9.4	$6.7	$16.5	$13.3
Amortization of debt issuance costs	0.8	1.2	1.7	1.9
Total interest expense	$10.2	$7.9	$18.2	$15.2
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
    The maximum availability under the Revolving Credit Facility is $155.0 million, which is available to the Company for revolving loans in U.S. dollars and for the issuance of letters of credit. As of April 4, 2025, the amount available under the Revolving Credit Facility was $154.8 million. The Company may make and repay borrowings from time to time until the maturity of the Revolving Credit Facility. Borrowings under the Revolving Credit Facility will mature, and lending commitments thereunder will terminate, on September 26, 2027. The interest rate for Revolving Credit Facility borrowings is the Secured Overnight Financing Rate (“SOFR”) (subject to a floor of 0.00%) plus a margin of 2.00% to 2.75%, depending on the consolidated total net leverage ratio of the Company (as defined in the Credit Agreement). Alternatively, the Company has the option of selecting a base rate equal to the highest of (a) the prime rate, (b) the Federal Funds Rate plus 0.50% and (c) the one-month SOFR (subject to a floor of 0.00%) plus a margin of 1.00%. A Base Rate Loan also has an additional margin of 1.00% to 1.75%. depending on the consolidated total net leverage ratio of the Company at that time. An unused commitment fee of 0.375% per annum was payable from March 26, 2024 until June 28, 2024, and thereafter an unused commitment fee of between 0.30% to 0.40% per annum is payable quarterly on the actual daily unused portion of the Revolving Credit Facility, depending on the consolidated total net leverage ratio of the Company.
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

Convertible Senior Unsecured Notes
    On June 9, 2020, the Company issued $200.0 million in aggregate principal amount of 4.00% Convertible Senior Unsecured Notes due 2025 (“Convertible Notes”). The net proceeds from the issuance of the Convertible Notes, after deducting transaction fees and offering expense payable by the Company, were approximately $193.1 million. The Convertible Notes bear interest at the annual rate of 4.00%, payable semiannually on June 1 and December 1 of each year, and will mature on June 1, 2025, unless earlier converted or repurchased by Varex.
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
    In accordance with the applicable accounting standards, a short-term debt obligation should be excluded from current liabilities if the entity has both the intent and ability to refinance the obligation on a long-term basis. The intent and ability can be demonstrated by the issuance of a long-term obligation that permits the Company to refinance the short-term obligation on a long-term basis. As the Company has entered into the Senior Secured Revolving Credit Facility and the Senior Secured Notes Add On (as defined below) the Company classified $200.0 million of Convertible Notes outstanding as of April 4, 2025 as long-term debt, net.
Call Spread
    On June 4, 2020 and June 5, 2020, in connection with the offering of the Convertible Notes, the Company entered into privately negotiated convertible note hedge transactions (collectively, the “Hedge Transactions”). The Hedge Transactions cover, subject to customary anti-dilution adjustments, the number of shares of Varex common stock that initially underlie the Convertible Notes. The Hedge Transactions are expected generally to reduce the potential dilution and/or offset any cash payments the Company is required to make in excess of the principal amount due upon conversion of the Convertible Notes in the event that the market price of Varex common stock is greater than the strike price of the Hedge Transactions, which was initially $20.81 per share (subject to adjustment under the terms of the Hedge Transactions). The strike price of $20.81 corresponds to the initial conversion price of the Convertible Notes. The number of shares underlying the Hedge Transactions is 9.6 million.
    On June 4, 2020 and June 5, 2020, Varex also entered into privately negotiated warrant transactions (collectively, the “Warrant Transactions” and, together with the Hedge Transactions, the “Call Spread Transactions”), whereby the Company sold warrants at a higher strike price relating to the same number of shares of Varex common stock that initially underlie the Convertible Notes, subject to customary anti-dilution adjustments. The initial strike price of the warrants is $24.975 per share (subject to adjustment under the terms of the Warrant Transactions), which is 50% above the last reported sale price of Varex common stock on June 4, 2020. The Warrant Transactions could have a dilutive effect to the Company's stockholders to the extent that the market price per share of Varex common stock, as measured under the terms of the Warrant Transactions, exceeds the applicable strike price of the warrants. The number of shares underlying the Warrant Transactions is 9.6 million. The number of warrants outstanding as of April 4, 2025 was 9.6 million.
Senior Secured Notes
    The Company issued $300.0 million aggregate principal amount of 7.875% Senior Secured Notes due 2027 (the "Senior Secured Notes") pursuant to an indenture dated September 30, 2020 (the "Base Indenture"). Interest payments are paid semiannually on April 15 and October 15 of each year, beginning on April 15, 2021. The Senior Secured Notes will mature on October 15, 2027, unless earlier redeemed or repurchased by the Company. On July 15, 2021, we redeemed $30.0 million, and on March 18, 2022, we redeemed $27.0 million of the Senior Secured Notes.
    On December 20, 2024, the Company issued an additional $125.0 million of Senior Secured Notes (the "Senior Secured Notes Add On") pursuant to the Base Indenture, as supplemented by a supplemental indenture, dated December 20, 2024. The net proceeds from the Senior Secured Notes Add On after initial purchasers’ premium, commissions, estimated fees, accrued interest in arrears, and expenses of $1.1 million, were approximately $123.9 million. The Company will use the proceeds from the offering to repay a portion of the Convertible Notes on their maturity date of June 1, 2025, or to repurchase a portion of the Convertible Notes prior to the maturity date. As of April 4, 2025, the aggregate principal amount of the outstanding Senior Secured Notes was $368.0 million.

    The Senior Secured Notes are secured by a first priority lien on substantially all of the assets of the Company and the assets and capital stock of its subsidiary guarantors (subject to exceptions), except for assets for which a first priority security interest is pledged for the Revolving Credit Facility, in which the Senior Secured Notes have a second lien security interest. The Senior Secured Notes include negative covenants, subject to certain exceptions, restricting or limiting the Company's ability and the ability of its restricted subsidiaries to, among other things, incur liens on collateral; sell certain assets; incur additional indebtedness; pay dividends; issue preferred shares; consolidate, merge, or sell all or substantially all of its assets; and enter into certain transactions with their affiliates.
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
11. NONCONTROLLING INTERESTS
    In September 2018, the Company entered into a partnership in Saudi Arabia. The Company has majority voting rights with an approximate 75% interest. Accordingly, the Company has consolidated the operations of the Saudi Arabia partnership in its Condensed Consolidated Financial Statements and recorded the noncontrolling interests. The noncontrolling interest related to the partner’s approximate 25% interest is included in noncontrolling interests in the equity section of the Company’s Condensed Consolidated Balance Sheets. Income representing the noncontrolling partner's share of income from operations is included in the Company's Condensed Consolidated Statements of Operations.
    In April 2015, the Company acquired 73.5% of the then outstanding shares of MeVis Medical, a publicly traded company based in Bremen, Germany that provides image processing software and services for cancer screening. In August 2015, the Company, through one of its German subsidiaries, entered into a Domination and Profit and Loss Transfer Agreement (the “DPLTA”) with MeVis Medical. In fiscal years 2017 and 2018, the Company purchased an additional 0.2% of outstanding shares such that the Company now owns 73.7% of the outstanding shares of common stock of MeVis Medical. Under the DPLTA, MeVis Medical subordinates its management to the Company and undertakes to transfer all its annual profits and losses to the Company. In return, the DPLTA grants the noncontrolling shareholders of MeVis Medical, an annual recurring net compensation of €0.95 per MeVis Medical share. At April 4, 2025, noncontrolling shareholders together held approximately 0.5 million shares of MeVis Medical, representing 26.3% of the outstanding shares.
    During the first quarter of fiscal year 2024, the Company acquired a controlling interest in MeVis Breastcare, in which the Company now holds an 87.1% ownership interest. In association with this acquisition, the Company recorded an associated noncontrolling interest of $0.7 million.

    The changes in noncontrolling interests were as follows:

	Six Months Ended
(In millions)	April 4, 2025	March 29, 2024
Noncontrolling interests, at beginning of period	$14.1	$13.3
Net income attributable to noncontrolling interests	0.4	0.3
Business acquisitions	—	0.7
Other	(0.3)	(0.2)
Noncontrolling interests, at end of period	$14.2	$14.1
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
    A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per common share is as follows:

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	April 4, 2025	March 29, 2024	April 4, 2025	March 29, 2024
Net income per share - basic
Net income attributable to Varex	$6.9	$1.4	$6.6	$0.9
Basic weighted average shares outstanding	41.4	40.7	41.2	40.6
Basic net income per share attributable to Varex	$0.17	$0.03	$0.16	$0.02

Net income per share - diluted
Net income attributable to Varex	$6.9	$1.4	$6.6	$0.9
Interest expense on Convertible Notes, net of tax	1.6	—	—	—
Diluted net income	$8.5	$1.4	$6.6	$0.9

Basic weighted average shares outstanding	41.4	40.7	41.2	40.6
Dilutive effect of Convertible Notes	9.6	—	—	—
Dilutive effect of share-based awards and other	0.2	0.5	0.4	0.5
Diluted weighted average shares outstanding	51.2	41.2	41.6	41.1
Diluted net income per share attributable to Varex	$0.17	$0.03	$0.16	$0.02

Anti-dilutive share summary
Share-based awards and other	3.4	3.2	3.2	3.1
Convertible notes	—	9.6	9.6	9.6
Warrants	9.6	9.6	9.6	9.6
Total anti-dilutive shares	13.0	22.4	22.4	22.3
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
    The table below summarizes the effect of recording share-based compensation expense and the option value of the employee stock purchase plan shares:

	Three Months Ended		Six Months Ended
(In millions)	April 4, 2025	March 29, 2024	April 4, 2025	March 29, 2024
Cost of revenues	$0.6	$0.5	$1.1	$1.0
Research and development	0.8	0.9	1.7	1.8
Selling, general, and administrative	2.4	2.8	5.1	5.1
Total share-based compensation expense	$3.8	$4.2	$7.9	$7.9
Stock Option Activity
    The following table summarizes stock option activity under Varex’s employee incentive plans for the Company's employees:

(In thousands, except per share amounts and the remaining term)	Options	Price Range	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value(1)
Outstanding at September 27, 2024	2,097	$13.61 - $37.60	$26.79	5.5	$—
Canceled, expired, or forfeited	(185)	$30.95 - $37.60	36.97
Outstanding at April 4, 2025	1,912	$13.61 - $31.42	$25.80	5.4	$—

Exercisable at April 4, 2025	1,667	$13.61 - $31.42	$26.13	5.1	$—
(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and the closing price of Varex common stock of $8.28 as of April 4, 2025, the last trading date of the Company's second quarter, and which represents the amount that would have been received by the option holders had all option holders exercised their in-the-money options and sold the shares received upon exercise as of that date.
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
    The following table summarizes the activity for restricted stock units, performance stock units, and deferred stock units under the 2020 Omnibus Stock Plan:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant-Date Fair Value
Outstanding at September 27, 2024	1,670	$20.74
Granted	711	15.50
Vested	(394)	21.22
Canceled or expired	(45)	21.09
Outstanding at April 4, 2025	1,942	$18.69

14. TAXES ON INCOME
    For the three months ended April 4, 2025, the Company recognized income tax expense of $3.7 million on $10.8 million of pre-tax income. For the three months ended March 29, 2024, the Company recognized income tax expense of $0.7 million on $2.3 million of pre-tax income. For the six months ended April 4, 2025, the Company recognized income tax expense of $6.3 million on $13.3 million of pre-tax income. For the six months ended March 29, 2024, the Company recognized income tax expense of $0.5 million on $1.7 million of pre-tax income. The Company is unable to recognize a tax benefit for pre-tax book losses in certain foreign jurisdictions but has recognized tax expense for profitable jurisdictions.
    The Company's tax expense increased for the three and six months ended April 4, 2025, primarily due to increased pre-tax income in certain jurisdictions, valuation allowance positions in the U.S. on deferred tax assets, and losses in certain foreign jurisdictions for which no benefit can be recorded. The Organization for Economic Cooperation and Development enacted model rules for a 15% global minimum tax framework ("Pillar Two"), which became effective for the Company in fiscal year 2025. There remains uncertainty as to the final Pillar Two model rules. The Company continues to evaluate the Pillar Two rules and their potential impact on future periods but does not expect the rules to have a material impact on the effective tax rate.
    The Company is maintaining its reinvestment assertion with respect to foreign earnings for the three months ended April 4, 2025, which is that all earnings prior to fiscal year 2018 are permanently reinvested for all countries, and that all earnings for Varex Imaging Sweden and Oy Varex Imaging Finland are also indefinitely reinvested in those countries, but post fiscal year 2017 earnings in all other countries are not permanently reinvested. Due to the level of earnings available for repatriation, the treaty benefits applicable to jurisdictions in which those earnings are located, and the now favorable United States tax treatment of repatriated foreign earnings, the amount of deferred tax liability recorded related to the potential repatriation is approximately $0.1 million. This estimated liability is for United States state income taxes and foreign withholding taxes that would apply if the foreign earnings were repatriated in the form of a dividend.
15. SEGMENT INFORMATION
    The Company has two reportable operating segments: Medical and Industrial, which aligns with how the CODM reviews the Company's performance. The segments align the Company’s products and service offerings with customer use in medical and industrial and are consistent with how the Company’s CEO evaluates the business for the allocation of resources. The CODM allocates resources to and evaluates the financial performance of each operating segment primarily based on revenues and gross profit. The operating and reportable segment structure provides alignment between business strategies and operating results.
Description of Segments
    The Medical segment designs, manufactures, sells, and services X-ray imaging components, including X-ray tubes, digital detectors and accessories, ionization chambers, high voltage connectors, image-processing software and workstations, 3D reconstruction software, computer-aided diagnostic software, automatic exposure control devices, generators, and heat exchangers. These components are used in a range of medical imaging applications including CT, mammography, oncology, cardiac, surgery, dental, and other diagnostic radiography uses.
    The Industrial segment designs, develops, manufactures, sells and services X-ray imaging products for use in a number of markets, including security applications for cargo screening at ports and borders, baggage screening at airports, and nondestructive testing, irradiation, and inspection applications used in a number of other vertical markets, as well as X-ray imaging systems for industrial applications. The Company's industrial products include Linatron® X-ray linear accelerators, non-intrusive cargo inspection systems, X-ray tubes, digital detectors, high voltage connectors, and coolers. In addition, the Company licenses proprietary image-processing and detection software designed to work with other Varex products to provide packaged sub-assembly solutions to industrial customers.
    Accordingly, the following information is provided for purposes of achieving an understanding of operations, but it may not be indicative of the financial results of the reported segments were they independent organizations. In addition, comparisons of the Company’s operations to similar operations of other companies may not be meaningful.

    Information related to the Company’s segments is as follows:

	Three Months Ended		Six Months Ended
(In millions)	April 4, 2025	March 29, 2024	April 4, 2025	March 29, 2024
Revenues, net
Medical	$153.8	$148.8	$298.4	$288.7
Industrial	59.1	57.4	114.3	107.5
Total revenues	212.9	206.2	412.7	396.2
Gross profit
Medical	55.9	44.7	105.4	83.6
Industrial	20.8	21.1	39.8	39.3
Total gross profit	76.7	65.8	145.2	122.9
Total operating expenses	54.6	58.1	111.9	111.0
Interest and other expense, net	(11.3)	(5.4)	(20.0)	(10.2)
Income before taxes	10.8	2.3	13.3	1.7
Income tax expense	3.7	0.7	6.3	0.5
Net income	7.1	1.6	7.0	1.2
Less: Net income attributable to noncontrolling interests	0.2	0.2	0.4	0.3
Net income attributable to Varex	$6.9	$1.4	$6.6	$0.9
    The Company does not disclose total assets by segment as this information is not provided to the CODM.
16. OTHER FINANCIAL INFORMATION
The following table summarizes the Company’s accrued liabilities and other current liabilities:

(In millions)	April 4, 2025	September 27, 2024
Accrued compensation and benefits	$30.5	$30.0
Product warranty	10.1	10.8
Taxes payable	0.1	8.1
Refund liability	7.5	7.5
Derivative liabilities	7.4	—
Accrued interest	16.2	11.7
Other	11.2	10.5
Total	$83.0	$78.6

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
•changes in import/export regulatory regimes, tariffs, trade wars, and national policies, including exemptions thereto;
•loss of business to, and an inability to effectively compete with, competitors;
•pricing pressures and other factors that could result in margin erosion and loss of customers;
•failure to meet customers’ needs and demands;
•global, regional, and country-specific economic instability, shifting political environments, changing tax treatment, import/export regulatory, tariff, and trade policy regimes, and other risks associated with international manufacturing, operations, and sales;
•supply chain disruptions resulting in delayed product delivery, and increased costs as a result of reliance on a limited number of suppliers for certain key components;
•inability to maintain or defend our intellectual property rights, and high cost of protecting and defending such rights and defending against infringement claims;
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
    Statements concerning legislative, tariff, and trade policy reforms, responsive retaliatory actions by affected countries, government investigations, and the uncertainty resulting therefrom; geopolitical tensions; supply chain and logistics challenges; cost increases and expense management; changes in U.S. and worldwide economic conditions, such as the impact of inflation, and fluctuations in foreign currency exchange rates; industry or business segment outlook; customer acceptance of or transition to new products or technologies such as advanced X-ray tube and digital flat panel detector products; growth drivers; future orders, revenues, market share, backlog, earnings or other financial results; and any statements using the terms “believe,” “expect,” “anticipate,” “can,” “should,” “would,” “could,” “estimate,” “expand,” “drive”, “may,” “intend,” “potential,” and “possible” or similar statements are forward-looking statements that involve risks and uncertainties that could cause our actual results and the outcome and timing of certain events to differ materially from those projected or management’s current expectations.
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
    Our products are sold in three geographic regions: the Americas, EMEA, and APAC. The Americas includes North America (primarily the United States) and Latin America. EMEA includes Europe, the Middle East, India, and Africa. APAC includes Asia (other than India) and Australia. Revenues by region and country are based on the known final destination of products sold.
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
Impact of Current Economic and Trade Environment
    The current economic and trade environment remains dynamic and unpredictable. The uncertain outcome and effect of tariffs and reciprocal actions between the United States and other countries and its impact on the economic and geopolitical environment, supply chain and logistic challenges, and geopolitical tensions and local conflicts have contributed to, and may continue to contribute to, delayed customer purchasing decisions, increased tariff costs, higher inflation, higher interest rates and capital costs, supply chain disruption, increased costs of labor and materials, exchange rate volatility, increased shipping costs, and other similar effects.
    On February 1, 2025, the United States Administration imposed 10% tariffs on China and 25% on Mexico and Canada. China retaliated by imposing its own tariffs. After a series of additional tariffs and retaliatory steps, on April 9, 2025, the United States raised tariffs to at least 145% on Chinese imports. On April 11, 2025, China increased its retaliatory tariffs on United States imports to 125%. Sales to China represented approximately 15% of our total revenue in fiscal 2024. As a result, absent a de-escalation in the current trade war between the United States and China, the current tariffs could make our products less competitive with similar products not imported from the United States, which would have a material adverse impact on our business. We remain committed to working with our customers to minimize the impact from tariffs. In this regard, we are actively working to implement a number of options that could reduce the impact, including pursuing commonly utilized mitigation practices and localizing more manufacturing activity in the region. Considering the mitigation efforts we have in flight at this point, we are not currently planning to do any restructuring in China.
    Beyond China, the United States Administration has announced tariffs against a number of other countries, which are currently paused until July 8, 2025, to allow for negotiations. At this time, it is unclear how these previously announced tariffs may be implemented and their potential impact to our business, results of operations and financial condition.
    The China Ministry of Commerce (“MOFCOM”) recently initiated two investigations related to medical products imported into China (the “MOFCOM Investigations”). One investigation relates to the impact of imports of X-ray tubes on the domestic industry and its competitiveness, and another relates to imports into China of certain medical CT X-ray tubes and tube inserts for CT devices (collectively “CT Tubes and Inserts”) originating from the United States and India. We produce CT Tubes and Inserts in the United States and export them to China, but we do not produce CT Tubes and Inserts in India. Total sales of medical X-ray tubes we import into China represented approximately 10% of our total revenue in fiscal year 2024. While we are actively monitoring the situation and cooperating in the proceedings, the outcome of the MOFCOM Investigations remains uncertain. We are committed to complying with all applicable regulations. We anticipate that the MOFCOM Investigations may take approximately one year to resolve.
    In the past, we have experienced supply chain, manufacturing, and logistics challenges but these challenges have largely subsided. However, given the current tariff environment and uncertainty around how it may impact customer purchasing decisions and the timing of those decisions, supply chain and logistics challenges could re-emerge.
    For additional information on risks related to tariffs and trade wars, supply chain and logistics challenges, cost increases, changes in U.S. and worldwide economic conditions, geopolitical tensions, and other risks that could impact our results, see Item 1A “Risk Factors”.

Operating Segments and Products
    We have two reportable operating segments: Medical and Industrial. The segments align our products and service offerings with customer use in medical and industrial imaging.
Medical
    In our Medical segment, we design, manufacture, sell and service X-ray imaging components, including X-ray tubes, flat panel and photon counting detectors and accessories, high voltage connectors, image-processing software and workstations, 3D reconstruction software, computer-aided diagnostic software, automatic exposure control devices, generators, and coolers. These components are used in a range of medical imaging applications including computed tomography ("CT"), mammography, oncology, cardiac, surgery, dental, fluoroscopy, and other diagnostic radiography uses.
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
Industrial
    In our Industrial segment, we design, develop, manufacture, sell, and service X-ray imaging products for use in a number of applications, including security applications for cargo screening at ports and borders, baggage screening at airports, and nondestructive testing, irradiation, and inspection applications used in a number of other verticals. We also manufacture and sell our own X-ray imaging systems for industrial applications. Our Industrial products include Linatron® X-ray linear accelerators, non-intrusive cargo inspection systems, X-ray tubes, flat panel and photon counting detectors, computed radiography scanners, high voltage connectors, and coolers. In addition, we license proprietary image-processing and detection software designed to work with other Varex products to provide packaged sub-assembly solutions to our Industrial customers. Our Industrial business benefits from the research and development investment and manufacturing economies of scale on the Medical side of our business, as we continue to find new applications for our technology. Along with more favorable pricing dynamics, this allows us to generally achieve higher gross profit for Industrial products relative to our Medical business. In addition, our Industrial business benefits from our long-term service agreements for our Linatron® products.
    Security applications primarily consist of cargo security for the screening of trucks, trains, and cargo containers at ports and borders as well as airport security for checked baggage and palletized cargo. The end customers for border protection systems are typically government agencies, many of which are in oil-based economies and war zones where there can be significant variation in buying patterns. We have recently expanded our security offerings to include full systems that perform cargo and vehicle inspections. These systems are used for screening cargo at ports and borders.

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
Risk and Uncertainties
As of April 4, 2025, the carrying values of goodwill for our Medical and Industrial reporting units were $172.6 million and $117.7 million, respectively. We perform our annual goodwill impairment test as of the beginning of the fourth quarter of each fiscal year or whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Refer to Note 1, Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K, which was filed with the SEC on November 19, 2024, for further details concerning our annual goodwill impairment evaluation. During the three months ended April 4, 2025, macroeconomic challenges, such as tariffs and the MOFCOM Investigation announcements, and declines in the Company's stock price and market capitalization increased the risk that the fair value of our Medical and Industrial reporting units may fall below their carrying value in future periods. In our most recent quantitative impairment test, performed in the beginning of the fourth quarter of fiscal year 2024, the fair value of the Medical and Industrial reporting units each substantially exceeded their respective carrying value and neither of the reporting units was at risk of failing the goodwill impairment test. The Company performed a qualitative factor assessment as of April 4, 2025 and determined that it was not more likely than not that the fair value of its reporting units was less than its carrying amount. However, significant assumptions, including projected revenue growth and operating margins, are subject to uncertainty. A decline in forecasted cash flows or adverse changes in market conditions could reduce the fair value below the carrying value, resulting in a material goodwill impairment charge. We will continue to monitor for potential triggering events, such as further deterioration in economic conditions, the impact of tariffs and the MOFCOM Investigation, loss of key customers, or reduced orders from existing customers. Such events could lead to a goodwill impairment charge, which would adversely affect our reported earnings and financial position.
Fiscal Year
    The fiscal years of the Company as reported are the 52 or 53-week periods ending on the Friday nearest September 30. Fiscal year 2025 is the 53-week period ending October 3, 2025. Fiscal year 2024 was the 52-week period that ended on September 27, 2024. The fiscal quarters ended April 4, 2025 and March 29, 2024 were both 13-week periods. The six-month fiscal periods ended April 4, 2025 and March 29, 2024 were a 27-week period and a 26-week period, respectively.

Discussion of Results of Operations for the Three Months Ended April 4, 2025 Compared to the Three Months Ended March 29, 2024
Revenues, net

	Three Months Ended
(In millions)	April 4, 2025	March 29, 2024	$ Change	% Change
Medical	$153.8	$148.8	$5.0	3.4%
Industrial	59.1	57.4	1.7	3.0%
Total revenues	$212.9	$206.2	$6.7	3.2%
Medical as a percentage of total revenues	72.2%	72.2%
Industrial as a percentage of total revenues	27.8%	27.8%
    Medical revenues increased $5.0 million, primarily due to increased sales of CT and oncology modalities of $6.5 million, partially offset by decreased sales of other medical modalities including radiography and veterinary of $1.5 million.
    Industrial revenues increased $1.7 million primarily due to immaterial increases in sales across various products in our Industrial portfolio.
    See Note 2, Revenue Recognition, to the Condensed Consolidated Financial Statements for information regarding disaggregated revenue by geographic region and country.
Gross Profit

	Three Months Ended
(In millions)	April 4, 2025	March 29, 2024	$ Change	% Change
Medical	$55.9	$44.7	$11.2	25.1%
Industrial	20.8	21.1	(0.3)	(1.4)%
Total gross profit	$76.7	$65.8	$10.9	16.6%
Medical gross margin	36.3%	30.0%
Industrial gross margin	35.2%	36.8%
Total gross margin	36.0%	31.9%
    The increase in Medical segment gross profit was primarily due to improved productivity and lower material costs of $8.6 million and increased sales volume and favorable product mix of $2.6 million.
    The change in our Industrial segment gross profit was minimal during the three months ended April 4, 2025 compared to the three months ended March 29, 2024.

Operating Expenses

	Three Months Ended
(In millions)	April 4, 2025	March 29, 2024	$ Change	% Change
Research and development	$22.0	$22.6	$(0.6)	(2.7)%
As a percentage of total revenues	10.3%	11.0%
Selling, general, and administrative	$32.6	$35.5	$(2.9)	(8.2)%
As a percentage of total revenues	15.3%	17.2%
Operating expenses	$54.6	$58.1	$(3.5)	(6.0)%
As a percentage of total revenues	25.6%	28.2%
Research and Development
    We are committed to investing in the business to support long-term growth and believe long-term research and development expenses of approximately 8% to 10% of annual revenues is the appropriate range that will allow us to innovate and bring new products to market for our global OEM customers. Research and development costs decreased to 10.3% of revenues for the second quarter of fiscal year 2025. The decrease was primarily due to higher revenue in the second quarter of fiscal year 2025 compared to the second quarter of fiscal year 2024, and a milestone payment for the Micro-X technology transfer of $1.0 million in the second quarter of fiscal year 2024 that did not repeat in the second quarter of fiscal year 2025.
Selling, General, and Administrative
    Selling, general, and administrative expenses for the second quarter of fiscal year 2025 decreased $2.9 million, primarily due to a decrease in fixed cost commitments to a supplier of $1.6 million and amortization of intangibles of $1.3 million.
Interest and Other Expense, Net
    The following table summarizes the Company’s interest and other expense, net:

	Three Months Ended
(In millions)	April 4, 2025	March 29, 2024	$ Change
Interest income	$2.9	$1.8	$1.1
Interest expense	(10.2)	(7.9)	(2.3)
Other (expense) income, net	(4.0)	0.7	(4.7)
Interest and other expense, net	$(11.3)	$(5.4)	$(5.9)
    Interest income increased primarily due to an increase in cash, cash equivalents, and restricted cash from the proceeds of the $125.0 million of Senior Secured Noted Add On offering completed by the Company in December 2024 ("Senior Secured Notes Add On") being held in interest bearing deposit accounts.
    Interest expense increased primarily due to interest costs in connection with the additional Senior Secured Notes issued during the first quarter of fiscal year 2025 and the Revolving Credit Facility established during the final week of the second quarter of fiscal year 2024.
    Other (expense) income, net decreased primarily due to increased losses in certain investments in privately-held companies and equity investments of $2.9 million and increased foreign exchange expense of $1.4 million.
Taxes on Income
    For the three months ended April 4, 2025, we recognized income tax expense of $3.7 million on $10.8 million of pre-tax income. For the three months ended March 29, 2024, we recognized income tax expense of $0.7 million on $2.3 million of pre-tax income. Our tax expense increased for the three months ended April 4, 2025, primarily due to increased pre-tax income in certain jurisdictions, valuation allowance positions in the U.S. on deferred tax assets, and losses in certain foreign jurisdictions for which no benefit can be recorded.
    The Organization for Economic Cooperation and Development enacted model rules for a 15% global minimum tax framework ("Pillar Two") which became effective for us in fiscal year 2025. There remains uncertainty as to the final Pillar Two model rules. We are continuing to evaluate the Pillar Two rules and their potential impact on future periods, but we do not expect the rules to have a material impact on our effective tax rate.

Discussion of Results of Operations for the Six Months Ended April 4, 2025 Compared to the Six Months Ended March 29, 2024
Revenues

	Six Months Ended
(In millions)	April 4, 2025	March 29, 2024	$ Change	% Change
Medical	$298.4	$288.7	$9.7	3.4%
Industrial	114.3	107.5	6.8	6.3%
Total revenues	$412.7	$396.2	$16.5	4.2%
Medical as a percentage of total revenues	72.3%	72.9%
Industrial as a percentage of total revenues	27.7%	27.1%
    Medical revenues increased $9.7 million, primarily due to increased sales of CT, oncology, and fluoroscopy modalities of $20.6 million, partially offset by decreased sales in radiography, dental, mammography, and veterinary modalities of $9.5 million.
    Industrial revenues increased $6.8 million, primarily due to increased sales of security inspection products and X-ray tubes of $3.6 million, digital detectors of $2.0 million and other components of $1.2 million.
Gross Profit

	Six Months Ended
(In millions)	April 4, 2025	March 29, 2024	$ Change	% Change
Medical	$105.4	$83.6	$21.8	26.1%
Industrial	39.8	39.3	0.5	1.3%
Total gross profit	$145.2	$122.9	$22.3	18.1%
Medical gross margin %	35.3%	29.0%
Industrial gross margin %	34.8%	36.6%
Total gross margin %	35.2%	31.0%
    The increase in Medical segment gross profit was primarily due to improved productivity and lower material costs of $15.6 million and increased sales volume and favorable product mix of $6.2 million.
    The change in our Industrial segment gross profit was minimal during the six months ended April 4, 2025 compared to the six months ended March 29, 2024.
Operating Expenses

	Six Months Ended
(In millions)	April 4, 2025	March 29, 2024	$ Change	% Change
Research and development	$45.5	$43.1	$2.4	5.6%
As a percentage of total revenues	11.0%	10.9%
Selling, general, and administrative	$66.4	$67.9	$(1.5)	(2.2)%
As a percentage of total revenues	16.1%	17.1%
Operating expenses	$111.9	$111.0	$0.9	0.8%
As a percentage of total revenues	27.1%	28.0%
 Research and Development
    Research and development costs increased to 11.0% of total revenues primarily due to increased compensation and material costs.
Selling, General, and Administrative
    Selling, general, and administrative expenses for the six months ended April 4, 2025 decreased to 16.1% of total revenues primarily due to immaterial changes in intangible amortization and compensation costs.

Interest and Other Expense, Net
    The following table summarizes the Company’s interest and other expense, net:

	Six Months Ended
(In millions)	April 4, 2025	March 29, 2024	$ Change
Interest income	$5.0	$3.7	$1.3
Interest expense	(18.2)	(15.2)	(3.0)
Other (expense) income, net	(6.8)	1.3	(8.1)
Interest and other expense, net	$(20.0)	$(10.2)	$(9.8)
    Interest income increased primarily due to an increase in cash and cash equivalents being held in interest bearing deposit accounts.
    Interest expense increased primarily due to interest costs in connection with the additional Senior Secured Notes issued during the first quarter of fiscal year 2025 and the Revolving Credit Facility established during the final week of the second quarter of fiscal year 2024.
    Other (expense) income, net decreased primarily due to increased losses in certain investments in privately-held companies and equity investments of $3.9 million, increased foreign exchange expense of $1.8 million, and a decreased gain on business acquisitions of $2.1 million.
Taxes on Income
    For the six months ended April 4, 2025, we recognized income tax expense of $6.3 million on $13.3 million of pre-tax income. For the six months ended March 29, 2024, the Company recognized income tax expense of $0.5 million on $1.7 million of pre-tax income. Our tax expense increased for the six months ended April 4, 2025, primarily due to increased pre-tax income in certain jurisdictions, valuation allowance positions in the U.S. on deferred tax assets, and losses in certain foreign jurisdictions for which no benefit can be recorded.
Liquidity and Capital Resources
    We assess our liquidity in terms of our ability to generate cash to fund our operations, including working capital and investing activities. We believe that our operating cash flow, cash on our balance sheet, availability under our Revolving Credit Facility, and our ability to access the credit and capital markets are sufficient to meet our anticipated operating activities and cash commitments for at least the next 12 months and will be sufficient to allow us to continue to invest in our existing businesses, consummate strategic acquisitions, and manage our capital structure on a short-term and long-term basis. We are currently not aware of any trends or demands, commitments, events, or uncertainties that will result in or that are reasonably likely to result in a material change to our liquidity needs during or beyond the next 12 months, except for $200.0 million of our Convertible Notes that become due in June 2025 that we currently anticipate repaying using some combination of future borrowings under our Revolving Credit Facility, net proceeds from the Senior Secured Notes Add On, and cash. As of April 4, 2025, restricted cash from the Senior Secured Notes Add On available for the repurchase prior to maturity or repayment at maturity of our Convertible Notes was $125.4 million, and the availability under our Revolving Credit Facility was $154.8 million. At April 4, 2025, we had total debt of $567.2 million, net of deferred issuance costs of $3.2 million.
Cash and Cash Equivalents, Certificates of Deposit, and Marketable Debt Securities
    The following table summarizes our cash and cash equivalents, certificates of deposit, and marketable debt securities:

(In millions)	April 4, 2025	September 27, 2024	$ Change
Cash and cash equivalents	$205.1	$168.7	$36.4
Certificates of deposit not included in cash and cash equivalents	—	3.4	(3.4)
Marketable debt securities not included in cash and cash equivalents	20.9	40.8	(19.9)
Total	$226.0	$212.9	$13.1

Borrowings
    The following table summarizes the changes in our debt outstanding:

	April 4, 2025	September 27, 2024
(In millions, except for percentages)	Amount	Amount	$ Change
Current maturities of long-term debt:
Convertible Senior Unsecured Notes	$—	$45.0	$(45.0)
Other debt	1.4	1.5	(0.1)
Total current maturities of long-term debt	$1.4	$46.5	$(45.1)

Non-current maturities of long-term debt:
Convertible Senior Unsecured Notes(1)	$200.0	$155.0	$45.0
Senior Secured Notes	368.0	243.0	125.0
Other debt	1.0	2.1	(1.1)
Total non-current maturities of long-term debt	$569.0	$400.1	$168.9

Unamortized issuance costs and debt premiums:
Unamortized issuance costs - Convertible Notes	$(0.3)	$(1.0)	$0.7
Unamortized issuance costs, net of debt premium - Senior Secured Notes	(2.9)	(2.2)	(0.7)
Total	(3.2)	(3.2)	—
Total debt outstanding, net	$567.2	$443.4	$123.8
(1) This amount has been excluded from current liabilities as it is supported by the Revolving Credit Facility and restricted cash from the proceeds of the Senior Secured Notes Add On (as defined below), which are expected to remain outstanding for an uninterrupted period extending beyond one year from the balance sheet date.
Cash Flows

	Six Months Ended
(In millions)	April 4, 2025	March 29, 2024
Net cash flow (used in) provided by:
Operating activities	$26.1	$13.4
Investing activities	11.7	(21.2)
Financing activities	124.2	(3.0)
Effects of exchange rate changes on cash and cash equivalents and restricted cash	(0.2)	—
Net increase (decrease) in cash and cash equivalents and restricted cash	$161.8	$(10.8)
    Net cash provided by operating activities. Cash provided by operating activities was $26.1 million and $13.4 million for the six months ended April 4, 2025 and March 29, 2024, respectively. Net cash provided by operating activities increased $12.7 million for the six months ended April 4, 2025 compared to the six months ended March 29, 2024. Significant changes in operating assets and liabilities affecting cash flows during these periods included:
•Net income was $7.0 million for the six months ended April 4, 2025 compared to net income of $1.2 million for the six months ended March 29, 2024, due primarily to higher sales of $16.5 million in the six months ended April 4, 2025 compared to the six months ended March 29, 2024 and $8.1 million of higher other (expense) income, net in the six months ended April 4, 2025 compared to the six months ended March 29, 2024.
•Non-cash increase of $0.2 million in deferred tax assets due to the higher net income position during the six months ended April 4, 2025 compared to non-cash decrease of $6.6 million in deferred tax assets due to lower net income during the six months ended March 29, 2024.
•Cash used for inventories was $9.3 million higher in the six months ended April 4, 2025, compared to the six months ended March 29, 2024, primarily due to an increase in inventory for anticipated future demand.

•Cash used for accrued liabilities and other current and other long-term liabilities decreased by $5.5 million due to increased interest costs primarily related to the issuance of the Senior Secure Notes Add On and the timing of certain payroll costs.
    Net cash provided by (used in) investing activities. Cash provided by (used in) investing activities was $11.7 million and $(21.2) million for the six months ended April 4, 2025 and March 29, 2024, respectively. Net cash provided by investing activities increased $32.9 million for the six months ended April 4, 2025, compared to the six months ended March 29, 2024. The increase in cash provided by investing activities was primarily due to the implementation of an investment strategy to increase the Company’s cash balance to pay down the outstanding Convertible Notes which become due during the third quarter of fiscal year 2025. This strategy resulted in increased proceeds from maturities and sales of marketable debt securities of $20.8 million, lower purchases of short-term marketable securities of $4.5 million and lower purchases of property, plant, and equipment of $5.2 million.
    Net cash provided by (used in) financing activities. Net cash provided by (used in) financing activities was $124.2 million and $(3.0) million for the six months ended April 4, 2025 and March 29, 2024, respectively. The increase in cash provided by in financing activities was primarily due to the issuance of the Senior Secured Notes Add On during the first quarter of fiscal year 2025.
Material Contractual Obligations
    In October 2013, we entered into an amended agreement with dpiX and other parties that, among other things, provides us with the right to 50% of dpiX’s total manufacturing capacity produced after January 1, 2014. The amended agreement requires us to pay for 50% of the fixed costs (as defined in the amended agreement), as determined at the beginning of each calendar year. In January 2025, the Company's fixed cost commitment was determined to be $13.7 million for calendar year 2025. As of April 4, 2025, the Company estimated it has $10.2 million related to this fixed cost commitment remaining for calendar year 2025. The amended agreement will continue unless the ownership structure of dpiX changes (as defined in the amended agreement).
    In August 2015, pursuant to a Domination and Profit and Loss Transfer Agreement (the “DPLTA”), we committed to pay the noncontrolling shareholders of MeVis Medical an annual recurring net compensation of €0.95 per MeVis Medical share. The annual net payment will continue for the life of the DPLTA, which we anticipate will continue for as long as we remain as the controlling shareholder of MeVis Medical. As of April 4, 2025, noncontrolling shareholders together held approximately 0.5 million shares of MeVis Medical, representing 26.3% of the outstanding shares.
    The Company enters into purchase agreements with its suppliers in the ordinary course of its business for the purchase of goods and services. Some of these purchase agreements are non-cancellable and thus contractually obligate the Company to future cash payments. As of April 4, 2025, our non-cancellable supplier purchase obligations totaled $4.6 million.
Contingencies
    From time to time, we are a party to or otherwise involved in legal proceedings, government inspections, investigations, customs and duty audits, and other claims and contingency matters, both inside and outside the United States, arising in the ordinary course of our business or otherwise. We accrue amounts for probable losses, to the extent they can be reasonably estimated, that we believe are adequate to address any liabilities related to legal proceedings as well as other loss contingencies that we believe will result in a probable loss (including, among other things, probable settlement value). A loss or a range of loss is disclosed when it is reasonably possible that a material loss will be incurred and can be estimated or when it is reasonably possible that the amount of a loss, when material, will exceed the recorded provision. We did not have any material contingent liabilities as of April 4, 2025 and September 27, 2024. Legal expenses are expensed as incurred.
Days Sales Outstanding
    Trade accounts receivable days sales outstanding (“DSO”) was 62 days at April 4, 2025 and 70 days at September 27, 2024. Our accounts receivable and DSO are impacted by a number of factors, including the timing of product shipments, collections performance, payment terms, the mix of revenues from different regions and the effects of economic instability.
Recent Accounting Standards or Updates Not Yet Effective
    See Note 1, Summary of Significant Accounting Policies, of the accompanying Notes to the Condensed Consolidated Financial Statements for a description of recent accounting standards, including the expected dates of adoption and the estimated effects on our Condensed Consolidated Financial Statements.
Backlog
    Backlog is the accumulation of all orders for which revenues have not been recognized and are still considered valid. Backlog also includes a small portion of billed service contracts that are included in deferred revenue. Our estimated total backlog at April 4, 2025 was approximately $316 million.

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
Interest Rate Risk
    Borrowings under our Revolving Credit Facility and Equipment Credit Facility bear interest at floating interest rates. As of April 4, 2025, we had no borrowings subject to floating interest rates. See Note 9, Borrowings, of the Notes to the Condensed Consolidated Financial Statements for further information.
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

Commodity Price Risk
    We are exposed to market risks related to volatility in the prices of raw materials used in our products. The prices of these raw materials fluctuate in response to changes in supply and demand fundamentals and our product margins and level of profitability tend to fluctuate with changes in these raw materials prices. We try to protect against such volatility through various business strategies. During the three and six months ended April 4, 2025, we did not have any commodity derivative instruments in place to manage our exposure to price changes.
Sensitivity Analysis
    The following table sets forth the potential loss in future earnings, fair value, or cash flows resulting from hypothetical changes in relevant market rates or prices as of April 4, 2025. The actual impact of the respective underlying rates and price changes on the financial instruments may differ significantly from those shown in the sensitivity analysis.

Market Risk Category	Hypothetical Change	Estimated Annual Impact (In millions)	Impact Category
Foreign Currency - Revenue	10% decrease in foreign exchange rates	$13.9	Earnings
Interest Rate - Marketable Securities	100 basis point decrease in interest rate of underlying investments	2.9	Earnings
Commodity Price	10% increase in commodity prices	3.2	Earnings
Item 4. Controls and Procedures
Disclosure Controls and Procedures
    Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. Based on this evaluation, our CEO and our CFO have concluded that our disclosure controls and procedures were effective as of April 4, 2025.
Changes in Internal Control Over Financial Reporting
    There were no changes in our internal control over financial reporting during the quarter ended April 4, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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
    We had one customer during the three and six months ended April 4, 2025 that accounted for approximately 19% and 18% of our revenue, respectively, all of which was in our Medical segment. Our ten largest customers as a group accounted for approximately 55% of our revenue for both the three months ended April 4, 2025 and March 29, 2024. Our ten largest customers as a group accounted for approximately 54% and 53% of our revenue for the six months ended April 4, 2025 and March 29, 2024, respectively. Because we often take significant time to replace lost business, in the past our operating results have been, and in the future it is likely that our operating results would be, materially and adversely affected if one or more of our major OEM customers were to cancel, delay, or reduce orders.
    Furthermore, we generate significant accounts receivables from the sale of our products and the provision of services directly to these customers. One customer accounted for 14.8% of our accounts receivables as of April 4, 2025. If one or more of these customers were to cancel a product order or service contract, become insolvent, or otherwise be unable or fail to pay for our products and/or services in a timely manner, our operating results and financial condition could be materially and adversely affected.
Our business has in the past been, is currently being, and in the future may be, negatively impacted by changes in import/export regulatory regimes, tariffs, trade wars, and national policies, including exemptions thereto.
    We are a both a global importer of raw materials that are used in our finished products and an exporter of finished goods to our customers worldwide. Our products are integrated into the systems and products of our OEM customers, as well as into our own industrial systems. Tariffs, trade wars, import restrictions, boycotts, embargoes, government investigations, trade policies and compliance matters have in the past limited, are currently limiting, and in the future could limit our ability and our customers' ability to compete, which could cause our long-term prospects in such countries to suffer. Tariffs on imported materials have increased our costs and prices and lowered gross margins on some of our products, thereby having a direct adverse impact on our business and results of operations. Retaliatory tariffs have increased our customers’ costs for products exported from the United States, which has caused us to make, and may in the future require us to make, price concessions on some products and has caused, and may in the future cause, some customers to stop purchasing our products.
    For example, on February 1, 2025, the United States Administration imposed 10% tariffs on China and 25% on Mexico and Canada. China retaliated by imposing its own tariffs. After a series of additional tariffs and retaliatory steps, on April 9, 2025, the United States raised tariffs to at least 145% on Chinese imports. On April 11, 2025, China increased its retaliatory tariffs on the United States imports to 125%. Sales to China represented approximately 15% of our total revenues in fiscal year 2024. As a result, absent a de-escalation in the current trade war between the United States and China, the current tariffs could negatively impact our business, results of operation, and financial condition, including by increasing our costs and prices, lowering gross margins, adversely impacting revenue, and making our products less competitive with similar products not imported from the United States, which could have a material adverse impact on our business.

    In the past, both the governments of the United States and China have granted tariff exclusions that temporarily eliminate certain duties payable for specific commodities, providing partial relief from such tariffs, but with certain exceptions, they must be solicited and approved. There is no guarantee that exclusions will be granted or that existing exclusions will be extended by either government. In addition, we cannot provide any guarantee that we will be able to effectively implement other tariff mitigation measures, such as free trade zones, bonded mechanisms, or drawback programs.
    In addition to tariffs, China’s stated policy of reducing its dependence on foreign manufacturers and technology companies may result in reduced demand for our products and our customers' products in China, which could have a material adverse impact on our business, results of operations and financial position. There are risks that the Chinese government may, among other things, require the use of local suppliers, compel companies that do business in China to partner with local companies to conduct business, or provide incentives to government-backed local customers to buy from local suppliers rather than companies like ours, all of which could adversely impact our business, results of operations and financial position. As an example, the China Ministry of Commerce (“MOFCOM”) recently initiated two investigations related to medical products imported into China (the “MOFCOM Investigations”). One investigation relates to the impact of imports of X-ray tubes on the domestic industry and its competitiveness, and another relates to imports into China of certain medical CT X-ray tubes and tube inserts for CT devices (collectively “CT Tubes and Inserts”) originating from the United States and India. We produce CT Tubes and Inserts in the United States and export them to China, but do not produce CT Tubes and Inserts in India. Total sales of medical X-ray tubes we imported into China represented approximately 10% of our total revenue in fiscal year 2024.
    We anticipate that the MOFCOM Investigations may take approximately one year to resolve. If, as a result of the outcome of the MOFCOM Investigations, we are required to increase our prices or tariffs are imposed on the CT Tubes and Inserts we export to China, our prices may not be competitive with local and other manufacturers, which could negatively impact our ability to compete in China and negatively impact our business, results of operations and financial condition.
    Beyond China, the United States Administration has announced tariffs against a number of other countries, which are currently paused until July 8, 2025, to allow for negotiations. At this time, it is unclear how these previously announced tariffs may impact our business, results of operations and financial condition.
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
    Increasing tensions between countries, such as China and Taiwan, as well as local conflicts including the Ukraine-Russia war, may lead the United States and/or other countries to impose new tariffs and sanctions or expand existing tariffs and sanctions, enact boycotts and embargoes, and otherwise seek to limit or stop the flow of goods to or from involved countries. In the past, such actions both in China and Russia, have caused, are causing, and could in the future cause, significant disruptions in the regions and industries we serve and in our supply chain, as well as decrease demand from customers for the ultimate products using our solutions and materially harm our business, financial condition, and result of operation.
Customer-driven changes in order forecasts is a frequent occurrence that has created and continues to create challenges for us in accurately predicting the demand or delivery schedules for our products.
    End-user product demand, economic uncertainties, the impact of pandemic diseases, natural disasters, armed conflict, geopolitical tensions, possible legislative, tariff, and trade policy reforms and reactionary retaliatory responses to such reforms, for example, the tariffs announced by the United States in February and April 2025 and the retaliatory actions announced by a number of countries in response, potential social unrest and uncertainty resulting therefrom, government investigations, for example, the MOFCOM Investigations, and before that, the Chinese government initiated anti-corruption investigations related to China's healthcare industry), and other matters beyond our control, make it difficult for our customers to accurately forecast and plan future business activities, which makes it difficult for us to accurately predict demand or delivery schedules for our products. Because the manufacture of our products requires some lead-time, changes in customer purchasing forecasts have previously resulted in excess inventory and slowdowns in sales, which are likely to occur again in the future. Changes to customer forecasts can occur on short notice, as our customers face inherent competitive issues, new product introduction delays, and regulatory risks. Our agreements for imaging components contain purchasing estimates that are typically based on our customers’ forward-looking forecasts rather than firm commitments, and actual purchasing volumes under the agreements may vary significantly from these estimates. The variation from forecasted purchasing volume may be due, in part, to the increasing life of X-ray tubes, which can result in reduced demand for replacement X-ray tubes in ways we may not be able to accurately forecast. Reductions in purchasing patterns have in the past, and may in the future, materially and adversely affect our operating results.

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
    In addition, we compete against other stand-alone, independent X-ray tube manufacturers for both the OEM business of major diagnostic imaging equipment manufacturers and the independent servicing business for X-ray tubes. The flat panel detectors industry is also very competitive, and we face intense competition from over a dozen smaller competitors. In our Industrial business, we also compete with other OEM suppliers primarily outside of the United States. Some of our competitors outside of the United States may have resources and support from their governments that we do not, such as preferences for local manufacturers, and may not be subject to the same tariffs, trade policies, trade compliance regulations and government investigations as us.
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
More than half of our revenue is currently generated from customers located outside the United States, and is subject to global, regional, and country-specific economic instability, shifting political environments, changing tax treatment, tariffs, trade wars and other risks associated with international manufacturing, operations, and sales.
    Revenues generated from customers located outside the United States accounted for approximately 70% and 69% of our total revenues for the three months ended April 4, 2025 and March 29, 2024, respectively, and approximately 69% of our total revenues for both the six months ended April 4, 2025 and March 29, 2024. We intend to continue to expand our presence internationally and expect to expend significant resources in doing so. Our results have in the past, are currently, and could in the future be impacted by a variety of factors, including:
•governmental imposition of additional taxes, tariffs, global economic sanctions programs, or other restrictions on foreign trade, and responsive retaliatory actions from impacted countries, for example the current trade war between the United States and China, and the MOFCOM Investigations;
•political and economic instability, including the possibility of civil unrest, terrorism, mass violence, armed conflict, or pandemic diseases, which may among other things, impact our operations and business access;
•currency fluctuations, and in particular the relative strength of the U.S. Dollar, which is our functional and reporting currency;
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
•imposition of burdensome governmental regulations, including changing laws and regulations with respect to collecting and maintaining personally identifiable data; and
•compliance with import/export laws and requirements.
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
    We participate in joint ventures and other investments in privately held and publicly traded companies. For example, we hold a 40% ownership interest in dpiX Holding Company LLC, the major supplier of our amorphous silicon-based thin film transistor arrays for flat panels used in our digital image detectors, a 50% interest in VEC Imaging GmbH & Co. KG ("VEC"), a joint venture formed to develop technology for use in X-ray imaging components, a 75% interest in Varex Imaging Arabia LLC, a joint venture in Saudi Arabia and a minority interest in another X-ray imaging components technology company. These and other investments are subject to risk of loss of investment capital as well as losses associated with contributed or jointly developed intellectual property, or intellectual property developed at or about the same time as these investments. These types of investments are inherently risky, in some instances because customer demand and sales for the technologies or products under development may never materialize, may develop more slowly than expected, or may underperform relative to our expectations. If these companies do not succeed, we could lose or be required to write down some or all of our investment in these companies. As discussed in the risk factor "Legal proceedings may materially and adversely affect our business, results of operations, or cash flows," we may incur significant time, management resources, and costs to enforce our rights, protect our intellectual property and other assets, address disputes or legal claims that have arisen, are ongoing, or may arise in the future, and/or unwind, dispose of or terminate our arrangements with respect to these joint ventures and/or investments. There is no guarantee that the time and money invested by us in developing these projects, intellectual property, or product or product enhancements, will yield the expected returns on the anticipated timeline or at all.
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
    As discussed in the risk factor "Our business has in the past been, is currently being, and in the future may be, negatively impacted by changes in import/export regulatory regimes, tariffs, trade wars, and national policies," MOFCOM recently initiated two investigations relating to medical products imported into China that include products we import to China. Depending upon the outcome of these investigations, our business, results of operations and financial condition could be negatively impacted.
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

    We may choose to settle product liability claims against us regardless of their actual merit. A product liability action determined against us could result in adverse publicity or significant damages, including the possibility of punitive damages, and our financial position, results of operations, or cash flows could be materially and adversely affected.
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
    Material shortages and delays due to inflation and other constraints have caused, and could in the future cause, us to temporarily stop production of certain products or miss opportunities to pursue additional sales of some products. We require certain raw materials, such as copper, nickel, silver, gold, lead, tungsten, iridium, rhenium, molybdenum, rhodium, niobium, zirconium, beryllium, and various high grades of steel alloy for X-ray tubes and industrial products. Worldwide demand, availability, and pricing of these raw materials have been volatile. If we are unable to obtain the materials necessary to make certain products without unreasonable cost or delay, our customers may seek alternative suppliers who are less impacted by the current trade war between the United States and China, or decide to in-source certain products or if we must pay more for certain materials, it could reduce our profit margin or otherwise have a material adverse effect on our business and financial results. Further, our competitors with greater financial resources may be better able to restructure their manufacturing and supply chains in response to geopolitical and economic trends and thereby have a competitive advantage over us.
    We obtain some of the components included in our products, such as transistor arrays, cesium iodide coatings and specialized integrated circuits for flat panel detectors, X-ray tube targets and windows, housings, glass frames, high-voltage cable, bearings, and various other components, from a limited group of suppliers or from sole-source suppliers. If our suppliers cease producing these or other components, prioritize other customers, fail to provide products on our delivery timelines, are in countries subject to significant tariffs, or become unable to continue operations, we may be unable to obtain the components from other suppliers on reasonable terms or at all, and this could materially and adversely affect our business and financial results.
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
Risks Relating to Our Legal and Regulatory Environment
A change in the percentage of our total earnings from international sales, changes in our international activities, or additional changes in tax laws could increase our effective tax rate.
    Earnings from our international subsidiaries are generally taxed at rates that differ from United States rates. A change in the percentage of our total earnings from our international subsidiaries, a change in the mix of particular tax jurisdictions between our international subsidiaries, a change in currency exchange rates, or a shift in where we perform manufacturing, research and development, and other activities internally could cause our effective tax rate to increase. Furthermore, while United States tax reform imposed a current tax on cumulative undistributed earnings, these earnings could also become subject to incremental foreign withholding or United States state taxes should they actually be remitted to the United States, in which case our financial results could be materially and adversely affected.
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
    Competition and trade compliance laws. We are subject to various competition and trade compliance laws in the jurisdictions where we operate throughout the world. Regulatory authorities in those jurisdictions may have the power to subject us to sanctions, tariffs, and duties and may impose changes or conditions in the way we conduct our business. An increasing number of jurisdictions provide private rights of action for competitors or consumers to assert claims of anti-competitive conduct and seek damages. Increased government scrutiny of our actions or enforcement or private rights of action could materially and adversely affect our business or damage our reputation. We may be required to conduct internal investigations or face audits or investigations by one or more domestic or foreign government agencies, which could be costly and time consuming and could divert our management and key personnel from our business operations. An adverse outcome under any such investigation or audit could subject us to fines and criminal or other penalties, which could materially and adversely affect our business and financial results. The current MOFCOM Investigations are an example of the type of investigations or audits we are currently and could in the future face. Furthermore, competition laws may prohibit or increase the cost of future acquisitions that we may desire to undertake.
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
    Environmental laws regulate many aspects of our operations, including our handling, storage, transport, and disposal of hazardous substances, such as the chemicals and materials that we use in the course of our manufacturing operations. For example, pursuant to a remediation plan related to certain hazardous volatile organic compounds present at our Salt Lake City property, we and Varian Medical Systems, Inc. ("Varian") recently entered into an environmental covenant with the Director of the Utah Division of Waste Management and Radiation Control on behalf of the Utah Department of Environmental Quality requiring certain remediation measures and imposing certain limitations relating to the property and the groundwater in the aquifer underlying the property, including use of the property for commercial and industrial uses only and not allowing groundwater to be used for culinary and other domestic purposes, among other limitations. They can also impose cleanup liabilities, including with respect to discontinued operations. Like other businesses, we may mishandle or inadequately manage hazardous substances used in our manufacturing operations and can never completely eliminate the risk of contamination or injury from certain materials that we use in our business and, therefore, we cannot completely eliminate the prospect of resulting claims and damage payments. We may also be assessed fines and/or other penalties for failure to comply with environmental laws and regulations. Insurance has provided coverage for portions of cleanup costs resulting from historical occurrences, but we do not expect to maintain insurance coverage for costs or claims that might result from any future contamination.
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
    As of April 4, 2025, our total combined indebtedness was approximately $570.4 million of principal, including $200.0 million of 4.00% Convertible Senior Unsecured Notes due 2025 (the "Convertible Notes") and $368.0 million of 7.875% Senior Secured Notes due 2027 (the "Senior Secured Notes"). For more information regarding our borrowings, see Note 9, Borrowings of the Notes to the Condensed Consolidated Financial Statements of this report.
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
    If our cash requirements in the future are greater than expected or our cash flow from operations is less than expected, our cash flow from operations may not be sufficient to repay all of the outstanding debt as it becomes due, and we may not be able to borrow money, sell assets, or otherwise raise funds on acceptable terms, or at all, to refinance our debt. Our Convertible Notes mature in June 2025, and the conversion price is currently significantly above the trading price of our common stock, so we currently anticipate we will repay the Convertible Notes at maturity in June 2025 through a combination of net proceeds from our recent issuance of $125.0 million of additional Senior Secured Notes and cash. Any future refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants which could further restrict our business operations. Additionally, the indenture relating to our Senior Secured Notes limits the use of the proceeds from any disposition of our assets. As a result, the indenture may prevent us from using the proceeds from such dispositions to satisfy our debt service obligations.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
    None.
Item 3. Defaults Upon Senior Securities
    None.
Item 4. Mine Safety Disclosures
    Not applicable.
Item 5. Other Information
Insider Trading Arrangements
    During the fiscal quarter ended April 4, 2025, none of our directors or officers informed us of the adoption, modification, or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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

3.3
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Varex Imaging Corporation, effective as of February 13, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 14, 2025.

10.1	Varex Imaging Corporation 2017 Employee Stock Purchase Plan (incorporated by reference to Appendix A to the proxy statement filed by the Registrant on December 30, 2024.

31.1*	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act

31.2*	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act

32.1**	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VAREX IMAGING CORPORATION

Date:	May 8, 2025	By:	/s/ SHUBHAM MAHESHWARI
Shubham Maheshwari
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)