Form 10-Q
period 2025-07-04
Varex Imaging Corp
filed 2025-08-07
CIK 1681622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2025
or

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
☐
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒
    As of August 1, 2025, there were 41.5 million shares of the registrant’s common stock outstanding.

VAREX IMAGING CORPORATION
FORM 10-Q
For the Quarter Ended July 4, 2025

PART I
FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024
Revenues, net	$203.0	$209.1	$615.7	$605.3
Cost of revenues	135.5	142.2	403.0	415.5
Gross profit	67.5	66.9	212.7	189.8
Operating expenses:
Research and development	21.4	22.0	66.9	65.1
Selling, general, and administrative	32.9	35.6	99.3	103.5
Impairment of goodwill	93.9	—	93.9	—
Total operating expenses	148.2	57.6	260.1	168.6
Operating (loss) income	(80.7)	9.3	(47.4)	21.2
Interest income	2.5	1.8	7.5	5.5
Interest expense	(9.4)	(7.4)	(27.6)	(22.6)
Other income (expense), net	1.0	(2.9)	(5.8)	(1.6)
Interest and other expense, net	(5.9)	(8.5)	(25.9)	(18.7)
(Loss) income before taxes	(86.6)	0.8	(73.3)	2.5
Income tax expense (benefit)	2.5	(0.7)	8.8	(0.2)
Net (loss) income	(89.1)	1.5	(82.1)	2.7
Less: Net income attributable to noncontrolling interests	—	0.1	0.4	0.4
Net (loss) income attributable to Varex	$(89.1)	$1.4	$(82.5)	$2.3
Net (loss) income per common share attributable to Varex
Basic	$(2.15)	$0.03	$(2.00)	$0.06
Diluted	$(2.15)	$0.03	$(2.00)	$0.06
Weighted average common shares outstanding
Basic	41.5	40.9	41.3	40.7
Diluted	41.5	41.2	41.3	41.2
See accompanying Notes to the Condensed Consolidated Financial Statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions)	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024
Net (loss) income	$(89.1)	$1.5	$(82.1)	$2.7
Other comprehensive loss
Foreign currency translation adjustments	(3.0)	(0.1)	(2.5)	(0.6)
Total comprehensive (loss) income	(92.1)	1.4	(84.6)	2.1
Less: Comprehensive income attributable to noncontrolling interests	—	0.1	0.4	0.4
Comprehensive (loss) income attributable to Varex	$(92.1)	$1.3	$(85.0)	$1.7
 See accompanying Notes to the Condensed Consolidated Financial Statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share and per share amounts)	July 4, 2025	September 27, 2024
Assets
Current assets:
Cash and cash equivalents	$136.4	$168.7
Marketable securities	16.2	31.8
Accounts receivable, net of allowance for credit losses of $1.4 million and $1.0 million at July 4, 2025 and September 27, 2024, respectively	137.0	157.7
Inventories, net	298.7	264.8
Prepaid expenses and other current assets	31.2	26.9
Total current assets	619.5	649.9
Property, plant, and equipment, net	152.6	153.4
Goodwill	198.5	291.0
Intangible assets, net	15.0	16.1
Investments in privately-held companies	24.6	26.8
Deferred tax assets	3.0	1.3
Operating lease assets	24.1	28.3
Other assets	36.1	46.8
Total assets	$1,073.4	$1,213.6
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$70.7	$59.1
Accrued liabilities and other current liabilities	86.0	78.6
Current operating lease liabilities	3.9	4.0
Current maturities of long-term debt, net	1.5	46.3
Deferred revenues	14.6	7.9
Total current liabilities	176.7	195.9
Long-term debt, net	366.0	397.1
Deferred tax liabilities	2.6	4.0
Operating lease liabilities	19.4	23.0
Other long-term liabilities	39.2	50.4
Total liabilities	603.9	670.4
Stockholders' equity:
Preferred stock, $0.01 par value: 20,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value: 150,000,000 shares authorized
Shares issued and outstanding: 41,520,742 and 41,094,179 at July 4, 2025 and September 27, 2024, respectively	0.4	0.4
Additional paid-in capital	478.4	467.2
Accumulated other comprehensive loss	(5.4)	(2.9)
(Accumulated deficit) retained earnings	(18.1)	64.4
Total Varex stockholders' equity	455.3	529.1
Noncontrolling interests	14.2	14.1
Total stockholders' equity	469.5	543.2
Total liabilities and stockholders' equity	$1,073.4	$1,213.6
See accompanying Notes to the Condensed Consolidated Financial Statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended July 4, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Varex Equity	Noncontrolling Interests	Total Stockholders' Equity

(In millions)	Shares	Amount
April 4, 2025	41.5	$0.4	$474.7	$(2.4)	$71.0	$543.7	$14.2	$557.9
Net loss	—	—	—	—	(89.1)	(89.1)	—	(89.1)
Share-based compensation	—	—	3.7	—	—	3.7	—	3.7
Foreign currency translation adjustments	—	—	—	(3.0)	—	(3.0)	—	(3.0)
July 4, 2025	41.5	$0.4	$478.4	$(5.4)	$(18.1)	$455.3	$14.2	$469.5

	Three Months Ended June 28, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Varex Equity	Noncontrolling Interests	Total Stockholders' Equity

(In millions)	Shares	Amount
March 29, 2024	40.9	$0.4	$458.4	$(1.7)	$114.1	$571.2	$14.1	$585.3
Net income	—	—	—	—	1.4	1.4	0.1	1.5
Shares withheld on vesting of restricted stock	—	—	(0.1)	—	—	(0.1)	—	(0.1)
Share-based compensation	—	—	3.9	—	—	3.9	—	3.9
Foreign currency translation adjustments	—	—	—	(0.1)	—	(0.1)	—	(0.1)
Other	—	—	—	—	—	—	(0.1)	(0.1)
June 28, 2024	40.9	$0.4	$462.2	$(1.8)	$115.5	$576.3	$14.1	$590.4
See accompanying Notes to the Condensed Consolidated Financial Statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Nine Months Ended July 4, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Varex Equity	Noncontrolling Interests	Total Stockholders' Equity

(In millions)	Shares	Amount
September 27, 2024	41.1	$0.4	$467.2	$(2.9)	$64.4	$529.1	$14.1	$543.2
Net (loss) income	—	—	—	—	(82.5)	(82.5)	0.4	(82.1)
Common stock issued upon vesting of restricted shares	0.3	—	—	—	—	—	—	—
Shares withheld on vesting of restricted stock	(0.1)	—	(1.9)	—	—	(1.9)	—	(1.9)
Common stock issued under employee stock purchase plan	0.2	—	1.7	—	—	1.7	—	1.7
Share-based compensation	—	—	11.5	—	—	11.5	—	11.5
Foreign currency translation adjustments	—	—	—	(2.5)	—	(2.5)	—	(2.5)
Other	—	—	(0.1)	—	—	(0.1)	(0.3)	(0.4)
July 4, 2025	41.5	$0.4	$478.4	$(5.4)	$(18.1)	$455.3	$14.2	$469.5

	Nine Months Ended June 28, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Varex Equity	Noncontrolling Interests	Total Stockholders' Equity

(In millions)	Shares	Amount
September 29, 2023	40.5	$0.4	$450.4	$(1.2)	$113.2	$562.8	$13.3	$576.1
Net income	—	—	—	—	2.3	2.3	0.4	2.7
Common stock issued upon vesting of restricted shares	0.3	—	—	—	—	—	—	—
Shares withheld on vesting of restricted stock	(0.1)	—	(1.9)	—	—	(1.9)	—	(1.9)
Common stock issued under employee stock purchase plan	0.2	—	2.0	—	—	2.0	—	2.0
Share-based compensation	—	—	11.7	—	—	11.7	—	11.7
Foreign currency translation adjustments	—	—	—	(0.6)	—	(0.6)	—	(0.6)
Business acquisitions	—	—	—	—	—	—	0.7	0.7
Other	—	—	—	—	—	—	(0.3)	(0.3)
June 28, 2024	40.9	$0.4	$462.2	$(1.8)	$115.5	$576.3	$14.1	$590.4
See accompanying Notes to the Condensed Consolidated Financial Statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(In millions)	July 4, 2025	June 28, 2024
Cash flows from operating activities:
Net (loss) income	$(82.1)	$2.7
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Share-based compensation expense	11.6	11.8
Depreciation	17.6	15.6
Amortization of intangible assets	2.9	8.9
Deferred taxes	(3.2)	(14.3)
Loss from equity method investments	2.5	0.8
Amortization of deferred loan costs, net of premium	2.3	2.1
Gain on purchase of business	—	(2.1)
Impairment of goodwill	93.9	—
Inventory write-down	3.0	3.4
Other, net	0.2	2.0
Changes in assets and liabilities:
Accounts receivable	20.2	12.4
Inventories, net	(37.6)	(8.0)
Prepaid expenses and other assets	(5.3)	0.5
Accounts payable	11.6	6.9
Accrued liabilities and other current and long-term liabilities	(11.4)	(19.2)
Deferred revenues	7.6	(2.1)
Net cash provided by operating activities	33.8	21.4
Cash flows from investing activities:
Purchases of property, plant, and equipment	(17.3)	(20.9)
Proceeds from sales of marketable debt securities	10.5	—
Proceeds from maturities of marketable debt securities	45.3	45.2
Purchase of marketable debt securities	(30.6)	(37.1)
Purchase of marketable equity securities	—	(0.2)
Proceeds from maturities of certificates of deposit	3.4	—
Settlement of net investment hedge	(0.8)	—
Acquisitions of businesses, net of cash acquired	—	0.9
Other, net	0.5	(1.4)
Net cash provided by (used in) investing activities	11.0	(13.5)
Cash flows from financing activities:
Taxes related to net share settlement of equity awards	(1.9)	(1.9)
Proceeds from issuance of senior secured notes	126.9	—
Repayments of borrowing under credit agreements	(201.5)	(1.2)
Payment of debt issuance costs	(1.2)	(2.2)
Proceeds from shares issued under employee stock purchase plan	1.7	2.0
Other, net	(1.0)	(0.8)
Net cash used in financing activities	(77.0)	(4.1)
Effects of exchange rate changes on cash and cash equivalents and restricted cash	0.3	—
Net (decrease) increase in cash and cash equivalents and restricted cash	(31.9)	3.8
Cash and cash equivalents and restricted cash at beginning of period	170.4	154.0
Cash and cash equivalents and restricted cash at end of period	$138.5	$157.8
Supplemental cash flow information:
Cash paid for interest	$30.6	$27.6
Income taxes paid, net of refunds	17.1	16.7
Supplemental non-cash activities:
Purchases of property, plant, and equipment financed through accounts payable	$0.7	$1.4
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
Revision of Prior Period Financial Statements
    In connection with the preparation of the Company's Condensed Consolidated Financial Statements for the three and nine months ended July 4, 2025, the Company identified an accounting error related to its deferred tax assets and liabilities and income tax expense calculations in prior periods. The Company has revised its prior period condensed consolidated balance sheets and condensed consolidated statements of stockholders' equity to correct this error. The Company evaluated the effect of the error on the previously issued condensed consolidated financial statements and determined that the related impacts were not material, individually or in aggregate. However, correcting the cumulative effect of the errors as out-of-period adjustments would be material for the current year. As such the Company has corrected these errors in the Condensed Consolidated Financial Statements for all prior periods presented herein.
    Tax expenses are reflective of the Company’s current estimated federal, state and foreign effective tax rate. The Company determined that the impact of these errors on the prior interim and annual periods' annual effective rate calculation and the related impact on the condensed consolidated statements of operations for such prior interim and annual periods is immaterial. As a result, the income statement impact on these periods will be reflected in the restatement of the consolidated statements of operations for fiscal years 2023 and 2024 within the fiscal year 2025 annual report on Form 10K.

    The following tables provide a reconciliation of the revisions for the previously reported condensed consolidated balance sheet as of the year ended September 27, 2024, the condensed consolidated statements of stockholder's equity for the three and nine months ended June 28, 2024, and the condensed consolidated statements of stockholder's equity for the three and nine months ended July 4, 2025, see Condensed Consolidated Statements of Stockholders' Equity and Condensed Consolidated Balance Sheet above.

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

	September 27, 2024
(In millions)	As Previously Reported	Revision	As Revised
Deferred tax assets	$4.7	$(3.4)	$1.3
Total assets	1,217.0	(3.4)	1,213.6
Deferred tax liabilities	1.4	2.6	4.0
Total liabilities	667.8	2.6	670.4
Retained earnings	70.4	(6.0)	64.4
Total Varex stockholders' equity	535.1	(6.0)	529.1
Total stockholders' equity	549.2	(6.0)	543.2
Total liabilities and stockholders' equity	$1,217.0	$(3.4)	$1,213.6

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	Three Months Ended June 28, 2024
	As Previously Reported			Revision			As Revised
(In millions)	Retained Earnings	Total Varex Equity	Total Stockholders' Equity	Retained Earnings	Total Varex Equity	Total Stockholders' Equity	Retained Earnings	Total Varex Equity	Total Stockholders' Equity
March 29, 2024	$119.0	$576.1	$590.2	$(4.9)	$(4.9)	$(4.9)	$114.1	$571.2	$585.3
June 28, 2024	$120.4	$581.2	$595.3	$(4.9)	$(4.9)	$(4.9)	$115.5	$576.3	$590.4

	Nine Months Ended June 28, 2024
	As Previously Reported			Revision			As Revised
(In millions)	Retained Earnings	Total Varex Equity	Total Stockholders' Equity	Retained Earnings	Total Varex Equity	Total Stockholders' Equity	Retained Earnings	Total Varex Equity	Total Stockholders' Equity
September 29, 2023	$118.1	$567.7	$581.0	$(4.9)	$(4.9)	$(4.9)	$113.2	$562.8	$576.1
June 28, 2024	$120.4	$581.2	$595.3	$(4.9)	$(4.9)	$(4.9)	$115.5	$576.3	$590.4

	Three Months Ended July 4, 2025
	As Previously Reported			Revision			As Revised
(In millions)	Retained Earnings	Total Varex Equity	Total Stockholders' Equity	Retained Earnings	Total Varex Equity	Total Stockholders' Equity	Retained Earnings	Total Varex Equity	Total Stockholders' Equity
April 4, 2025	$77.0	$549.7	$563.9	$(6.0)	$(6.0)	$(6.0)	$71.0	$543.7	$557.9

	Nine Months Ended July 4, 2025
	As Previously Reported			Revision			As Revised
(In millions)	Retained Earnings	Total Varex Equity	Total Stockholders' Equity	Retained Earnings	Total Varex Equity	Total Stockholders' Equity	Retained Earnings	Total Varex Equity	Total Stockholders' Equity
September 27, 2024	$70.4	$535.1	$549.2	$(6.0)	$(6.0)	$(6.0)	$64.4	$529.1	$543.2
    These revisions had no impact on gross profit, operating expenses, or operating income in any of the fiscal periods.

Segment Reporting
    The Company has two reportable operating segments; (i) Medical and (ii) Industrial, which aligns with how its Chief Executive Officer, who is the Company's Chief Operating Decision Maker (“CODM”), reviews the Company’s performance. See Note 15, Segment Information, for further information on the Company’s segments.
Fiscal Year
    The fiscal years of the Company as reported are the 52 or 53-week periods ending on the Friday nearest September 30. Fiscal year 2025 is the 53-week period ending October 3, 2025. Fiscal year 2024 was the 52-week period that ended on September 27, 2024. The fiscal quarters ended July 4, 2025 and June 28, 2024 were both 13-week periods. The nine-month fiscal periods ended July 4, 2025 and June 28, 2024 were a 40-week period and a 39-week period, respectively.
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
Restricted Cash
    Restricted cash primarily consists of cash collateral for certain lease and inventory arrangements. Restricted cash is included in other assets on the Company's Condensed Consolidated Balance Sheets. Cash and cash equivalents and restricted cash as reported within the Condensed Consolidated Statements of Cash Flows consisted of the following:

	Nine Months Ended		Nine Months Ended
	July 4, 2025		June 28, 2024
(In millions)	Beginning of Period	End of Period	Beginning of Period	End of Period
Cash and cash equivalents	$168.7	$136.4	$152.6	$156.4
Restricted cash	1.7	2.1	1.4	1.4
Total as presented in the Condensed Consolidated Statements of Cash Flows	$170.4	$138.5	$154.0	$157.8
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

	Three Months Ended		Nine Months Ended
	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024
Canon Medical Systems Corporation	17.8%	18.0%	17.8%	18.3%
    Canon Medical Systems Corporation accounted for 13.5% and 9.5% of the Company’s accounts receivable as of July 4, 2025 and September 27, 2024, respectively.
Equity Method Investments
    The Company accounts for its equity investments in privately-held companies under the equity method of accounting if the Company has the ability to exercise significant influence in, but not control, these investments. The Company records impairment losses on its equity method investments if an impairment exists and is deemed to be other-than-temporary, which is based on various factors, including but not limited to, the length of time the fair value of the investment is below the carrying value, the absence of an ability to recover the carrying amount of the investment, and the inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. There were no impairments recorded during the three and nine months ended July 4, 2025 and June 28, 2024.
Marketable Securities
    The Company's marketable securities consist primarily of financial instruments such as United States treasury securities, United States agency obligations, certificates of deposit, corporate bonds, commercial paper, money market funds, and equity securities.
Marketable Debt Securities
    The Company's marketable debt securities are classified as available-for-sale. Classification of marketable debt securities is determined at the time of purchase, and the Company reevaluates such classification as of each balance sheet date. Marketable debt securities are recorded at estimated fair value and included in cash and cash equivalents, marketable securities, and other assets within the Condensed Consolidated Balance Sheets. Any unrealized gains or losses are included in accumulated other comprehensive loss within the Condensed Consolidated Balance Sheets. When the fair value of a marketable debt security declines below its amortized cost basis, any portion of that decline attributable to credit losses, to the extent expected to be nonrecoverable before the sale of the security, is recognized in the Condensed Consolidated Statements of Operations. When the fair value of a marketable debt security declines below its amortized cost basis due to changes in interest rates, such amounts are recorded in other comprehensive loss and are recognized in the Condensed Consolidated Statements of Operations only if the Company sells or intends to sell the security before recovery of its cost basis. There were no impairments related to marketable debt securities recorded during the three and nine months ended July 4, 2025 and June 28, 2024.
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
Goodwill and Intangible Assets
    Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net identified tangible and intangible assets acquired. Purchased intangible assets are carried at cost, net of accumulated amortization, and are included in intangible assets, net in the Company's Condensed Consolidated Balance Sheets. Intangible assets with finite lives are amortized over their estimated useful lives of primarily two to seven years using the straight-line method.
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

    The Company evaluates goodwill for impairment at least annually at the beginning of the fourth quarter of each fiscal year or whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The evaluation includes consideration of qualitative factors including industry and market considerations, overall financial performance, and other relevant events and factors affecting the reporting unit. If the Company determines that a quantitative analysis is necessary, the Company performs a step one analysis, which consists of a comparison of the fair value of a reporting unit against its carrying amount, including the goodwill allocated to each reporting unit. In fiscal year 2024 changes in facts and circumstances related to reduced demand for the Company's medical products, coupled with a sustained decrease in the Company's stock price, resulted in the Company determining that an indicator of possible impairment existed within its reporting units. Accordingly, the Company performed a quantitative impairment analysis to determine the fair values of those reporting units, using both an income approach utilizing the discounted cash flow method and market approach utilizing the public company market multiple method. Based on the output of the analysis, the Company determined that the fair values of both the Medical and Industrial reporting units exceeded their carrying amounts. Accordingly, no impairment charges were recorded during the year ended September 27, 2024.
    During the three months ended July 4, 2025, changes in facts and circumstances related to a sustained decrease in the Company's stock price, a decrease in its market capitalization, and downward revisions in its longer term forecast received during the quarter, which included the impact of tariffs and the China Ministry of Commerce (“MOFCOM”) initiating two investigations related to medical products imported into China (the “MOFCOM Investigations”), resulted in the Company determining that an indicator of possible impairment existed within its reporting units. Accordingly, in connection with the preparation of its financial statements for the fiscal quarter ended July 4, 2025, the Company performed a quantitative impairment analysis to determine the fair values of those reporting units, using both an income approach utilizing the discounted cash flow method and a market approach utilizing the public company market multiple method. Based on the output of the analysis, the Company determined that the carrying amount of its Medical reporting unit exceeded its fair value. Accordingly, the Company recorded $93.9 million of impairment charge to its Medical reporting unit within impairment of goodwill in the Condensed Consolidated Statements of Operations. See Note 8, Goodwill and Intangible Assets, for further details.
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
Supplier Finance Programs
    The Company participates in voluntary supply chain finance programs with a financial intermediary which provide participating suppliers the option to be paid by the intermediary earlier than the original invoice due date. The Company’s responsibility is limited to making payments on the terms originally negotiated with the suppliers, regardless of whether the intermediary pays the supplier in advance of the original due date. As part of participating in these arrangements, the Company generally receives more favorable payment terms from its suppliers. The Company does not receive fees, payments, extended payment terms, or other direct economic benefits from the intermediary. The total amounts due to the financial intermediary to settle supplier invoices under supply chain finance programs as of July 4, 2025 and September 27, 2024 were $4.3 million and $2.6 million, respectively. These amounts are included within accounts payable in the Condensed Consolidated Balance Sheets.
Environmental Obligations
    The Company's operations and facilities, past and present, are subject to environmental laws, including laws that regulate the handling, storage, transport, and disposal of hazardous substances. Certain of those laws impose cleanup liabilities under certain circumstances. In connection with those laws and certain of our past and present operations and facilities, the Company is obligated to indemnify Varian Medical Systems, Inc. ("Varian") for the cleanup liabilities related to prior corporate restructuring activities. The Company anticipates that it will be obligated to reimburse Varian for 20% of the liabilities of Varian related to these sites (after adjusting for any insurance proceeds or tax benefits received by Varian). As of July 4, 2025 and September 27, 2024, our estimated environmental liability for these sites was $3.3 million and $3.9 million, net of expected insurance proceeds, respectively.

Product Warranty
    The Company warrants most of its products for a specific period of time, usually 12 to 27 months from delivery or acceptance, against material defects. The Company provides for the estimated future costs of warranty obligations in cost of revenues when the related revenues are recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that the Company will incur to repair or replace product parts that fail while still under warranty.
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
    The following table reflects the changes in the Company’s accrued product warranty:

	Nine Months Ended
(In millions)	July 4, 2025	June 28, 2024
Accrued product warranty, at beginning of period	$10.8	$7.7
New accruals charged to cost of revenues	10.0	15.3
Product warranty expenditures	(11.6)	(13.1)
Accrued product warranty, at end of period	$9.2	$9.9
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
    The following table disaggregates the Company’s revenue by geographic region:

	Three Months Ended		Nine Months Ended
(In millions)	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024
Americas	$71.0	$70.2	$204.8	$200.8
EMEA	69.6	70.9	201.7	208.6
APAC	62.4	68.0	209.2	195.9
Total revenues, net	$203.0	$209.1	$615.7	$605.3

    The following table disaggregates the Company’s revenue by country:

	Three Months Ended		Nine Months Ended
(In millions)	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024
United States	$63.3	$68.0	$189.4	$192.7
Japan	30.0	36.4	106.0	99.2
China	30.2	29.2	96.2	86.7
Other(1)	79.5	75.5	224.1	226.7
Total revenues, net	$203.0	$209.1	$615.7	$605.3
(1) No individual country included in the other category generated more than 10% of total revenues, net.
    Refer to Note 15, Segment Information, for the disaggregation of the Company’s revenue based on reportable operating segments.
Right of Return Assets and Refund Liabilities
    Right of return assets are included within the prepaid expenses and other current assets, and other assets balances in the Condensed Consolidated Balance Sheets. Refund liabilities are included within the accrued liabilities and other current liabilities and other long-term liabilities balances in the Condensed Consolidated Balance Sheets. The following table summarizes the changes in the right of return assets and refund liabilities for the nine months ended July 4, 2025 and June 28, 2024:

	Right of Return Assets
	Nine Months Ended
(In millions)	July 4, 2025	June 28, 2024
Balance at beginning of period	$25.2	$26.0
Costs recovered from product returns during the period	(5.2)	(5.3)
Right of return assets from shipments of products subject to return during the period	4.8	4.4
Adjustment for actual vs. reserved product returns	0.2	0.5
Balance at end of period	$25.0	$25.6

	Refund Liabilities
	Nine Months Ended
(In millions)	July 4, 2025	June 28, 2024
Balance at beginning of period	$28.0	$28.9
Release of refund liability included in beginning of year refund liability	(5.8)	(5.9)
Additions to refund liabilities	5.4	4.9
Adjustment for actual vs. reserved product returns	0.2	0.5
Balance at end of period	$27.8	$28.4
Contract Balances
    During the three and nine months ended July 4, 2025, the Company recognized revenue of $0.4 million and $7.5 million, respectively, related to deferred revenues which existed at September 27, 2024. During the three and nine months ended June 28, 2024, the Company recognized revenue of $1.3 million and $9.4 million, respectively, related to deferred revenues that existed at September 29, 2023.

3. LEASES
    The Company has operating and finance leases for office space, warehouse and manufacturing space, vehicles, and equipment. The following table presents supplemental balance sheet information related to the Company's operating and finance leases:

(In millions)	Balance Sheet Location	July 4, 2025	September 27, 2024
Assets
Operating lease right-of-use assets	Operating lease assets	$24.1	$28.3
Finance lease right-of-use assets	Property, plant, and equipment, net	6.0	6.6
Liabilities
Operating lease liabilities (current)	Current operating lease liabilities	3.9	4.0
Finance lease liabilities (current)	Accrued liabilities and other current liabilities	0.4	0.4
Operating lease liabilities (non-current)	Operating lease liabilities	19.4	23.0
Finance lease liabilities (non-current)	Other long-term liabilities	$5.7	$5.9
    The following table provides information related to the Company’s operating and finance leases:

	Three Months Ended		Nine Months Ended
(In millions)	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024
Total operating lease costs(1)	$1.6	$1.5	$4.7	$4.7

Total finance lease costs	$0.4	$0.1	$1.1	$0.2

Operating cash flows from operating leases	$1.6	$1.5	$4.5	$4.4
Operating cash flows from finance leases	0.1	—	0.3	—
Financing cash flows from finance leases	0.1	0.1	0.5	0.4
Total cash paid for amounts included in the measurement of lease liabilities	$1.8	$1.6	$5.3	$4.8

Noncash operating right-of-use assets obtained in exchange for new lease liabilities	$0.2	$0.8	$1.0	$4.7
Noncash finance right-of-use assets obtained in exchange for new lease liabilities	—	0.1	0.2	0.8
Total right-of-use assets obtained in exchange for new lease liabilities	$0.2	$0.9	$1.2	$5.5
(1) Includes variable and short-term lease expense which were immaterial for the three and nine months ended July 4, 2025 and June 28, 2024.
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
    The investment in dpiX Holding is accounted for under the equity method of accounting. When the Company recognizes its share of net profits or losses of dpiX Holding, profits or losses in inventory purchased from dpiX are eliminated. During the three months ended July 4, 2025 and June 28, 2024, the Company recorded income (loss) on the equity investment in dpiX Holding of $1.4 million and $(1.8) million, respectively. During the nine months ended July 4, 2025 and June 28, 2024, the Company recorded loss on the equity investment in dpiX Holding of $2.2 million and $0.7 million, respectively. The income and loss on the equity investment in dpiX Holding are included in other income (expense), net in the Condensed Consolidated Statements of Operations. The carrying value of the equity investment in dpiX Holding was $22.6 million and $24.8 million at July 4, 2025 and September 27, 2024, respectively.

    During the three months ended July 4, 2025 and June 28, 2024, the Company purchased glass transistor arrays from dpiX totaling $4.9 million and $4.8 million, respectively. During the nine months ended July 4, 2025 and June 28, 2024, the Company purchased glass transistor arrays from dpiX totaling $14.7 million and $13.8 million, respectively. These purchases of glass transistor arrays are included as a component of inventories, net on the Condensed Consolidated Balance Sheets or cost of revenues in the Condensed Consolidated Statements of Operations.
    As of July 4, 2025 and September 27, 2024, the Company had accounts payable to dpiX totaling $1.8 million and $3.0 million, respectively.
    In October 2013, the Company entered into an amended agreement with dpiX and other parties that, among other things, provides it with the right to 50% of dpiX's total manufacturing capacity. In addition, the Company is required to pay for 50% of dpiX's fixed costs, as determined at the beginning of each calendar year. In January 2025, the Company's fixed cost commitment was determined and approved by the dpiX board of directors to be $13.7 million for calendar year 2025. As of July 4, 2025, the Company estimated it has fixed cost commitments of $6.8 million related to the amended agreement with dpiX through the remainder of the calendar year 2025. The amended agreement will continue unless the ownership structure of dpiX changes (as defined in the amended agreement).
    The Company has determined that dpiX Holding is a variable interest entity because the at-risk equity holders, as a group, lack the characteristics of a controlling financial interest. Majority votes are required to direct the manufacturing activities, legal operations and other activities that most significantly affect dpiX’s economic performance. The Company does not have majority voting rights and no power to unilaterally direct the activities of dpiX Holding, and therefore, is not the primary beneficiary of dpiX Holding. The Company’s exposure to loss as a result of its involvement with dpiX Holding is limited to the carrying value of the Company’s investment of $22.6 million and fixed cost commitments.
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
    During the three months ended July 4, 2025 and June 28, 2024, the Company recorded no income on the equity investment in VEC. During the nine months ended July 4, 2025 and June 28, 2024, the Company recorded income (loss) on the equity investment in VEC of $0.0 million and $(0.1) million, respectively. The Company's investment in VEC was $2.0 million at both July 4, 2025 and September 27, 2024. As of July 4, 2025 and September 27, 2024, the Company had loans and other receivables outstanding from VEC of $0.8 million and $0.7 million, respectively, which are recorded in prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.
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
    Credit risk related to derivative transactions reflect the risk that a party to the transaction could fail to meet its obligation under the derivative contracts. Therefore, the Company’s exposure to the counterparty’s credit risk is generally limited to the amounts, if any, by which the counterparty’s obligations to the Company exceed the Company’s obligations to the counterparty. The Company’s policy is to enter into contracts only with financial institutions that meet certain minimum credit ratings to help mitigate counterparty credit risk.

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
    As of July 4, 2025, the Company had the following outstanding derivatives designated as net investment hedging instruments:

(In millions, except number of instruments)	Number of Instruments	Notional Value
Cross currency swap contracts	2	$51.8
    The following table summarizes the amount of pre-tax income recognized from derivative instruments for the periods indicated and the line items in the accompanying statements of operations where the results are recorded for net investment hedges:

	Amount of (Loss) Gain Recognized in OCI on Derivative Three Months Ended		Location of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)	Amount of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing) Three Months Ended
(In millions)	July 4, 2025	June 28, 2024		July 4, 2025	June 28, 2024
Cross currency swap contracts	$(4.0)	$0.1	Interest expense	$0.2	$0.2

	Amount of Loss Recognized in OCI on Derivative Nine Months Ended		Location of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)	Amount of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing) Nine Months Ended
(In millions)	July 4, 2025	June 28, 2024		July 4, 2025	June 28, 2024
Cross currency swap contracts	$(2.9)	$(1.3)	Interest expense	$0.6	$0.7
    These derivative instruments are subject to master netting agreements giving effect to rights of offset with each counterparty. None of the balances were eligible for netting. The following table summarizes the gross fair values of derivative instruments as of the periods indicated and the line items in the accompanying Condensed Consolidated Balance Sheets where the instruments are recorded:

(In millions)		Derivative Assets and Liabilities
Derivatives Designated as Net Investment Hedges	Balance Sheet Location	July 4, 2025	September 27, 2024
Cross currency swap contracts	Prepaid expenses and other current assets	$—	$1.0
Cross currency swap contracts	Accrued liabilities and other current liabilities	10.5	—
Cross currency swap contracts	Other long-term liabilities	—	8.6
Derivatives not Designated as Hedging Instruments
    During the three months ended April 4, 2025, the Company elected to partially dedesignate $6.9 million of the cross currency swap contracts that ceased to meet the effectiveness criteria and hedge accounting was discontinued. At the time of dedesignation, the total amount recorded for the dedesignated portion as a cumulative fair value basis adjustment on the cross currency swap was a loss of $0.4 million. The loss on the cross currency swap dedesignation is recorded in accumulated other comprehensive loss where it will remain until such time that substantial liquidation of the international operations should occur. The dedesignated cross currency swap contract is considered an economic hedge of the Company's investments in wholly-owned international operations. As such, changes in the fair value of the dedesignated cross currency swap after the date of dedesignation have been reported in other income (expense), net in the Condensed Consolidated Statements of Operations. During the three months ended July 4, 2025, the Company unwound the dedesignated portion of its outstanding cross currency swap contract which resulted in cash paid upon settlement of $0.8 million. The Company recognized $0.1 million of loss on the unwinding of the dedesignated portion, which was reported in other income (expense), net in the Condensed Consolidated Statements of Operations.

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
    The following table shows the notional amounts of outstanding foreign currency contracts as of July 4, 2025:

	Notional Value of Derivatives not Designated as Hedging Instruments:
(In millions of equivalent USD)	Buy Contracts	Sell Contracts
Australian Dollar	$—	$1.8
Chinese Renminbi	—	11.6
Euro	—	40.5
Indian Rupee	—	3.9
Japanese Yen	5.8	—
Mexican Peso	—	1.2
Philippine Peso	11.8	—
Swiss Franc	2.1	—
Total notional value	$19.7	$59.0
6. FAIR VALUE
Assets and Liabilities Measured at Fair Value on a Recurring Basis
    The fair values of certain of the Company’s financial instruments, including bank deposits included in cash and cash equivalents, restricted cash, accounts receivable, net and accounts payable, approximate their fair values due to their short maturities. The fair value of the Company’s Senior Secured Notes, as defined in Note 9, Borrowings, is measured using Level 1 inputs, and as of July 4, 2025 and September 27, 2024 was $373.1 million and $247.6 million, respectively. The Company has elected to use the income approach to value its derivative instruments using standard valuation techniques and Level 2 inputs, such as currency spot rates, forward points and credit default swap spreads.

    In the tables below, the Company has segregated all assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

	Fair Value at July 4, 2025
(In millions)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$—	$7.3	$—	$7.3
Commercial paper	—	3.1	—	3.1
Corporate notes/bonds	—	6.0	—	6.0
Government agencies	—	4.0	—	4.0
U.S. treasury bills	—	3.1	—	3.1
Deferred compensation plan(1)	7.9	—	—	7.9
Marketable equity securities	1.6	—	—	1.6
Total assets measured at fair value	$9.5	$23.5	$—	$33.0

Liabilities:
Derivative liabilities	$—	$11.0	$—	$11.0
Total liabilities measured at fair value	$—	$11.0	$—	$11.0
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

Nonrecurring Fair Value Measurements
    In the third quarter of fiscal year 2025, the Company assessed its goodwill for impairment and concluded that the carrying value of the Medical reporting unit was greater than its fair value. The nonrecurring fair value measurements used by the Company to determine the impairment of the Medical reporting unit goodwill was calculated by equal weighting of the income approach based on estimated discounted future cash flows and the market approach based on comparable publicly traded companies in similar lines of businesses. Under the income approach, fair value is determined based on a discounted cash flow technique that uses estimates of cash flows discounted to present value using rates commensurate with the risks associated with those cash flows. Under the market approach, a market-based value is derived by relating multiples for earnings and cash flow measures for a group of comparable public companies to the same measure for each reporting unit to estimate fair value. This valuation resulted in a Level 3 nonrecurring fair value measurement. See Note 8, Goodwill and Intangible Assets, for further information on the nature of the impairment.
Marketable Debt Securities
    The following is a summary of marketable debt securities, which are included within the cash and cash equivalents, marketable securities, and other assets balances on the Condensed Consolidated Balance Sheets.

	July 4, 2025
(In millions)	Amortized Costs	Unrealized Losses	Fair Value
Commercial paper	$3.1	$—	$3.1
Corporate notes/bonds	6.1	(0.1)	6.0
U.S. treasury bills	3.1	—	3.1
Government agencies	4.0	—	4.0
Total marketable debt securities	$16.3	$(0.1)	$16.2

	September 27, 2024
(In millions)	Amortized Costs	Unrealized Gains	Fair Value
Corporate notes/bonds	$16.4	$0.1	$16.5
U.S. treasury bills	6.1	—	6.1
Government agencies	18.3	—	18.3
Certificates of deposit	0.9	—	0.9
Total marketable debt securities	$41.7	$0.1	$41.8
    The contractual maturities of marketable debt securities as of July 4, 2025, are shown in the table below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	July 4, 2025
(In millions)	Amortized Costs	Fair Value
Contractual maturities:
Due within one year	$16.3	$16.2
Due after one year through five years	—	—
Total marketable debt securities	$16.3	$16.2
    During the three and nine months ended July 4, 2025, there were no gross realized gains or losses from the sale of certain marketable debt securities that were reclassified out of accumulated other comprehensive loss.

    The following tables summarize the balance sheet locations for marketable debt securities:

	July 4, 2025
(In millions)	Commercial Paper	Corporate Notes/Bonds	Government Agencies	Treasury Bills	Total
Marketable securities	3.1	6.0	4.0	3.1	16.2
Total marketable debt securities	$3.1	$6.0	$4.0	$3.1	$16.2

	September 27, 2024
(In millions)	Corporate Notes/Bonds	Government Agencies	Treasury Bills	Certificates of Deposit	Total
Cash and cash equivalents	$—	$—	$1.0	$—	$1.0
Marketable securities	10.5	16.3	4.1	0.9	31.8
Other assets	6.0	2.0	1.0	—	9.0
Total marketable debt securities	$16.5	$18.3	$6.1	$0.9	$41.8
7. INVENTORIES
    The following table summarizes the Company’s inventories, net:

(In millions)	July 4, 2025	September 27, 2024
Raw materials and parts	$231.9	$214.5
Work-in-process	28.0	16.2
Finished goods	38.8	34.1
Total inventories, net	$298.7	$264.8
8. GOODWILL AND INTANGIBLE ASSETS
    The following table reflects goodwill by reportable operating segment:

(In millions)	Medical	Industrial	Total
Balance at September 27, 2024	$173.0	$118.0	$291.0
Impairment of goodwill	(93.9)	—	(93.9)
Foreign currency translation adjustments	0.8	0.6	1.4
	$79.9	$118.6	$198.5
Balances at July 4, 2025
Goodwill	$173.8	$118.6	$292.4
Accumulated impairment losses	(93.9)	—	(93.9)
	$79.9	$118.6	$198.5

    The following table reflects the gross carrying amount and accumulated amortization of the Company’s finite-lived intangible assets included in other assets in the Condensed Consolidated Balance Sheets:

	July 4, 2025			September 27, 2024
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired existing technology	$76.0	$(66.0)	$10.0	$73.8	$(63.5)	$10.3
Patents, licenses, and other	11.5	(11.5)	—	12.6	(12.6)	—
Customer contracts and supplier relationship	52.4	(47.4)	5.0	52.8	(47.0)	5.8
Total intangible assets	$139.9	$(124.9)	$15.0	$139.2	$(123.1)	$16.1
    Amortization expense for intangible assets was $1.0 million and $1.7 million for the three months ended July 4, 2025 and June 28, 2024, respectively. Amortization expense for intangible assets was $2.9 million and $8.9 million for the nine months ended July 4, 2025 and June 28, 2024, respectively. In connection with the business combination discussed in Note 10. Business Combinations, during fiscal year 2024, the Company recorded additional intangible assets of $2.6 million, of which $2.1 million related to customer contracts and supplier relationships and $0.5 million related to acquired existing technology.
    The Company performs its annual goodwill impairment test as of the beginning of the fourth quarter of each fiscal year or whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Refer to Note 1, Summary of Significant Accounting Policies, for further details concerning our annual goodwill impairment evaluation. During the three months ended July 4, 2025, the Company identified triggering events in its Industrial and Medical reporting units due to a sustained decline in its market capitalization, a sustained decline in its stock price, and downward revisions in its longer-term forecast received during the quarter, which included the impact of tariffs and MOFCOM Investigations announcements.
    As a result, in connection with the preparation of its financial statements for the fiscal quarter ended July 4, 2025, the Company performed a quantitative impairment analysis for goodwill related to its Medical and Industrial reporting units. The fair value of the reporting units were determined using both an income approach utilizing the discounted cash flow method and market approach utilizing the public company market multiple method. Based on this analysis, the Company determined that the carrying amount of the Medical reporting unit was below its fair value, and recorded a goodwill impairment charge of $93.9 million to its Medical reporting unit within impairment of goodwill in the Condensed Consolidated Statements of Operations. Additionally, based on the output of the analysis, the Company determined that the fair value of the Industrial reporting unit exceeded its carrying amount. Accordingly, no impairment charge was recorded relating to its Industrial reporting unit.
    The goodwill within the Medical reporting unit remains susceptible to future impairment charges. Any significant adverse change in the Company's near- or long-term projections or macroeconomic conditions would result in future impairment charges for the Medical reporting unit.

9. BORROWINGS
    The following table summarizes the Company’s short-term and long-term debt:

	July 4, 2025	September 27, 2024
(In millions, except for percentages)	Amount	Amount	Contractual Interest Rate	Effective Interest Rate
Current maturities of long-term debt:
Convertible Senior Unsecured Notes	$—	$45.0	4.0%	4.8%
Other debt	1.5	1.5
Total current maturities of long-term debt	$1.5	$46.5

Non-current maturities of long-term debt:
Convertible Senior Unsecured Notes(1)	$—	$155.0	4.0%	4.8%
Senior Secured Notes	368.0	243.0	7.9%	8.2%
Other debt	0.7	2.1
Total non-current maturities of long-term debt	$368.7	$400.1

Unamortized issuance costs and debt premiums:
Unamortized issuance costs - Convertible Notes	$—	$(1.0)
Unamortized issuance costs, net of debt premium - Senior Secured Notes	(2.7)	(2.2)
Total	(2.7)	(3.2)
Total debt outstanding, net	$367.5	$443.4

(1) This amount has been excluded from current liabilities as it is supported by the Revolving Credit Facility and restricted cash from the proceeds of the Senior Secured Notes Add On (as defined below), which are expected to remain outstanding for an uninterrupted period extending beyond one year from the balance sheet date.

    The following table summarizes the Company’s interest expense:

	Three Months Ended		Nine Months Ended
	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024
Contractual interest coupon and other	$8.7	$6.6	$25.2	$19.9
Amortization of debt issuance costs	0.7	0.8	2.4	2.7
Total interest expense	$9.4	$7.4	$27.6	$22.6
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
    The maximum availability under the Revolving Credit Facility is $155.0 million, which is available to the Company for revolving loans in U.S. dollars and for the issuance of letters of credit. As of July 4, 2025, the amount available under the Revolving Credit Facility was $154.8 million. The Company may make and repay borrowings from time to time until the maturity of the Revolving Credit Facility. Borrowings under the Revolving Credit Facility will mature, and lending commitments thereunder will terminate, on September 26, 2027. The interest rate for Revolving Credit Facility borrowings is the Secured Overnight Financing Rate (“SOFR”) (subject to a floor of 0.00%) plus a margin of 2.00% to 2.75%, depending on the consolidated total net leverage ratio of the Company (as defined in the Credit Agreement). Alternatively, the Company has the option of selecting a base rate equal to the highest of (a) the prime rate, (b) the Federal Funds Rate plus 0.50% and (c) the one-month SOFR (subject to a floor of 0.00%) plus a margin of 1.00%. A Base Rate Loan also has an additional margin of 1.00% to 1.75%. depending on the consolidated total net leverage ratio of the Company at that time. An unused commitment fee of 0.375% per annum was payable from March 26, 2024 until June 28, 2024, and thereafter an unused commitment fee of between 0.30% to 0.40% per annum is payable quarterly on the actual daily unused portion of the Revolving Credit Facility, depending on the consolidated total net leverage ratio of the Company.
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
    The Credit Agreement contains customary covenants restricting the Company’s activities, as well as those of its subsidiaries, including limitations on the ability to sell assets, engage in mergers, or other fundamental changes, enter into capital leases or certain leases not in the ordinary course of business, enter into transactions involving related parties or derivatives, incur or prepay indebtedness, grant liens or negative pledges on its assets, make loans or other investments, pay dividends or repurchase stock or other securities, guarantee third-party obligations, engage in sale leasebacks, and make changes in its corporate structure, though there are certain exceptions and carveouts related to these restrictions. One such covenant involves maintaining compensating cash balances. The Company must maintain with the Cash Management Banks (as defined in the Credit Agreement) one or more accounts and/or Bank Products (as defined in the Credit Agreement) at least 80% of its U.S. cash availability. The compensating balances may be withdrawn but the availability of the Revolving Credit Facility is dependent upon maintenance of such compensating balances. In addition, the Credit Agreement includes financial covenants related to the Company’s consolidated total net leverage ratio and its consolidated fixed charge coverage ratio.
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
Convertible Senior Unsecured Notes
    On June 9, 2020, the Company issued $200.0 million in aggregate principal amount of 4.00% Convertible Senior Unsecured Notes due 2025 (“Convertible Notes”). The net proceeds from the issuance of the Convertible Notes, after deducting transaction fees and offering expense payable by the Company, were approximately $193.1 million. The Convertible Notes bear interest at the annual rate of 4.00%, payable semiannually on June 1 and December 1 of each year. On June 1, 2025, the Convertible Notes matured and were settled using $200.0 million in cash.
    The Convertible Notes were convertible into cash, shares of Varex common stock or a combination thereof, at Varex’s election, at an initial conversion rate of 48.048 shares of common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $20.81 per share, subject to adjustment pursuant to the terms of the indenture governing the Convertible Notes. The maximum number of shares issuable upon conversion of the Convertible Notes was 9.6 million.
Call Spread
    On June 4, 2020 and June 5, 2020, Varex entered into privately negotiated warrant transactions (collectively, the “Warrant Transactions”), whereby the Company sold warrants at a higher strike price relating to the same number of shares of Varex common stock that initially underlie the Convertible Notes, subject to customary anti-dilution adjustments. The initial strike price of the warrants is $24.975 per share (subject to adjustment under the terms of the Warrant Transactions), which is 50% above the last reported sale price of Varex common stock on June 4, 2020. The Warrant Transactions could have a dilutive effect to the Company's stockholders to the extent that the market price per share of Varex common stock, as measured under the terms of the Warrant Transactions, exceeds the applicable strike price of the warrants. The number of shares underlying the Warrant Transactions is 9.6 million. The number of warrants outstanding as of July 4, 2025 was 9.6 million. The warrants expire after a 90 day trading period (as described in the warrant agreements) that begins on September 2, 2025.

Senior Secured Notes
    The Company issued $300.0 million aggregate principal amount of 7.875% Senior Secured Notes due 2027 (the "Senior Secured Notes") pursuant to an indenture dated September 30, 2020 (the "Base Indenture"). Interest payments are paid semiannually on April 15 and October 15 of each year, beginning on April 15, 2021. The Senior Secured Notes will mature on October 15, 2027, unless earlier redeemed or repurchased by the Company. On July 15, 2021, the Company redeemed $30.0 million, and on March 18, 2022, the Company redeemed $27.0 million of the Senior Secured Notes.
    On December 20, 2024, the Company issued an additional $125.0 million of Senior Secured Notes (the "Senior Secured Notes Add On") pursuant to the Base Indenture, as supplemented by a supplemental indenture, dated December 20, 2024. The net proceeds from the Senior Secured Notes Add On after initial purchasers’ premium, commissions, estimated fees, accrued interest in arrears, and expenses of $1.1 million, were approximately $123.9 million. The Company used the proceeds from the offering to repay a portion of the Convertible Notes on their maturity date of June 1, 2025. As of July 4, 2025, the aggregate principal amount of the outstanding Senior Secured Notes was $368.0 million.
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
10. BUSINESS COMBINATIONS
    As of September 29, 2023, the Company, through two of its consolidated subsidiaries, Varex Imaging Deutschland AG and MeVis Medical Solutions AG ("MeVis Medical"), held a combined ownership interest in MeVis BreastCare GmbH and MeVis BreastCare Gmbh & Co KG (referred to in combination as "MeVis Breastcare") of 37.6%. Because the Company had the ability to exercise significant influence in, but not control over, MeVis Breastcare, it was historically accounted for as an equity method investment.
    During the first quarter of fiscal year 2024, the Company increased its ownership in MeVis Breastcare to 87.1% for a purchase price of $0.9 million, resulting in the Company holding a controlling interest in MeVis Breastcare. The purchase of this additional ownership interest was accounted for as a business combination achieved in stages, or step acquisition. As a result, the previously held equity interest was remeasured to its acquisition-date fair value, with a gain of $0.9 million recognized in other income (expense), net in the Condensed Consolidated Statements of Operations. The assets and liabilities of MeVis Breastcare were then recorded on the Company's balance sheet at their fair values in accordance with ASC 805, and a gain on bargain purchase of $1.2 million was recorded during the first quarter of fiscal year 2024 in other income (expense), net in the Condensed Consolidated Statements of Operations. Because the purchase price did not give consideration to the other assets of the business, the fair value of the ownership interest acquired exceeded the price paid to the third party partial owner and this resulted in a gain on bargain purchase.

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
    In April 2015, the Company acquired 73.5% of the then outstanding shares of MeVis Medical, a publicly traded company based in Bremen, Germany that provides image processing software and services for cancer screening. In August 2015, the Company, through one of its German subsidiaries, entered into a Domination and Profit and Loss Transfer Agreement (the “DPLTA”) with MeVis Medical. In fiscal years 2017 and 2018, the Company purchased an additional 0.2% of outstanding shares such that the Company now owns 73.7% of the outstanding shares of common stock of MeVis Medical. Under the DPLTA, MeVis Medical subordinates its management to the Company and undertakes to transfer all its annual profits and losses to the Company. In return, the DPLTA grants the noncontrolling shareholders of MeVis Medical, an annual recurring net compensation of €0.95 per MeVis Medical share. At July 4, 2025, noncontrolling shareholders together held approximately 0.5 million shares of MeVis Medical, representing 26.3% of the outstanding shares.
    During the first quarter of fiscal year 2024, the Company acquired a controlling interest in MeVis Breastcare, in which the Company now holds an 87.1% ownership interest. In association with this acquisition, the Company recorded an associated noncontrolling interest of $0.7 million.

    The changes in noncontrolling interests were as follows:

	Nine Months Ended
(In millions)	July 4, 2025	June 28, 2024
Noncontrolling interests, at beginning of period	$14.1	$13.3
Net income attributable to noncontrolling interests	0.4	0.4
Business acquisitions	—	0.7
Other	(0.3)	(0.3)
Noncontrolling interests, at end of period	$14.2	$14.1
12. NET (LOSS) INCOME PER SHARE
    Basic net (loss) income per common share is computed by dividing the net (loss) income for the period by the weighted average number of shares of common stock outstanding during the reporting period. Diluted net (loss) income per common share reflects the effects of potentially dilutive securities, which is computed by dividing the sum of net (loss) income and any adjustments to net (loss) income by the sum of the weighted average number of common shares outstanding and dilutive common shares.
    A reconciliation of the numerator and denominator used in the calculation of basic and diluted net (loss) income per common share is as follows:

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024
Net (loss) income per share - basic
Net (loss) income attributable to Varex	$(89.1)	$1.4	$(82.5)	$2.3
Basic weighted average shares outstanding	41.5	40.9	41.3	40.7
Basic net (loss) income per share attributable to Varex	$(2.15)	$0.03	$(2.00)	$0.06

Net (loss) income per share - diluted
Net (loss) income attributable to Varex	$(89.1)	$1.4	$(82.5)	$2.3

Basic weighted average shares outstanding	41.5	40.9	41.3	40.7
Dilutive effect of share-based awards and other	—	0.3	—	0.5
Diluted weighted average shares outstanding	41.5	41.2	41.3	41.2
Diluted net (loss) income per share attributable to Varex	$(2.15)	$0.03	$(2.00)	$0.06

Anti-dilutive share summary
Share-based awards and other	3.5	2.8	3.4	3.0
Convertible notes	—	9.6	—	9.6
Warrants	9.6	9.6	9.6	9.6
Total anti-dilutive shares	13.1	22.0	13.0	22.2
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

    The table below summarizes the effect of recording share-based compensation expense and the option value of the employee stock purchase plan shares:

	Three Months Ended		Nine Months Ended
(In millions)	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024
Cost of revenues	$0.5	$0.4	$1.6	$1.4
Research and development	0.7	0.8	2.4	2.6
Selling, general, and administrative	2.5	2.7	7.6	7.8
Total share-based compensation expense	$3.7	$3.9	$11.6	$11.8
Stock Option Activity
    The following table summarizes stock option activity under Varex’s employee incentive plans for the Company's employees:

(In thousands, except per share amounts and the remaining term)	Options	Price Range	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value(1)
Outstanding at September 27, 2024	2,097	$13.61 - $37.60	$26.79	5.5	$—
Canceled, expired, or forfeited	(223)	$22.13 - $37.60	35.91
Outstanding at July 4, 2025	1,874	$13.61 - $31.42	$25.70	5.2	$—

Exercisable at July 4, 2025	1,674	$13.61 - $31.42	$26.02	5.0	$—
(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and the closing price of Varex common stock of $8.80 as of July 3, 2025, the last trading date of the Company's third quarter, and which represents the amount that would have been received by the option holders had all option holders exercised their in-the-money options and sold the shares received upon exercise as of that date.
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
    The following table summarizes the activity for restricted stock units, performance stock units, and deferred stock units under the 2020 Omnibus Stock Plan:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant-Date Fair Value
Outstanding at September 27, 2024	1,670	$20.74
Granted	771	14.93
Vested	(405)	21.28
Canceled or expired	(73)	20.69
Outstanding at July 4, 2025	1,963	$18.33
14. TAXES ON (LOSS) INCOME
    For the three months ended July 4, 2025, the Company recognized income tax expense of $2.5 million on $86.6 million of pre-tax loss. For the three months ended June 28, 2024, the Company recognized income tax benefit of $0.7 million on $0.8 million of pre-tax income. For the nine months ended July 4, 2025, the Company recognized income tax expense of $8.8 million on $73.3 million of pre-tax loss. For the nine months ended June 28, 2024, the Company recognized income tax benefit of $0.2 million on $2.5 million of pre-tax income. The Company is unable to recognize a tax benefit for pre-tax book losses in certain foreign jurisdictions but has recognized tax expense for profitable jurisdictions.

    The Company's tax expense increased for the three and nine months ended July 4, 2025, primarily due to the non-tax deductible $93.9 million goodwill impairment, increased pre-tax income in certain jurisdictions, valuation allowance positions in the U.S. on deferred tax assets and losses in certain foreign jurisdictions for which no benefit can be recorded.
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
    On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions, including the option to claim 100% accelerated depreciation deductions on qualified property, with retroactive application beginning January 20, 2025. The legislation has multiple effective dates, with the 100% accelerated depreciation deduction starting to be effective during the fiscal year ending on October 3, 2025, and others implemented through future years. The Company is currently assessing the OBBBA's impact on its future consolidated financial statements.
    The Company is maintaining its reinvestment assertion with respect to foreign earnings for the three months ended July 4, 2025, which is that all earnings prior to fiscal year 2018 are permanently reinvested for all countries, and that all earnings for Varex Imaging Sweden and Oy Varex Imaging Finland are also indefinitely reinvested in those countries, but post fiscal year 2017 earnings in all other countries are not permanently reinvested. Due to the level of earnings available for repatriation, the treaty benefits applicable to jurisdictions in which those earnings are located, and the now favorable United States tax treatment of repatriated foreign earnings, the amount of deferred tax liability recorded related to the potential repatriation is approximately $0.1 million. This estimated liability is for United States state income taxes and foreign withholding taxes that would apply if the foreign earnings were repatriated in the form of a dividend.
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

    Information related to the Company’s segments is as follows:

	Three Months Ended		Nine Months Ended
(In millions)	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024
Revenues, net
Medical	$142.1	$148.6	$440.5	$437.3
Industrial	60.9	60.5	175.2	168.0
Total revenues, net	203.0	209.1	615.7	605.3
Gross profit
Medical	46.7	46.2	152.1	129.8
Industrial	20.8	20.7	60.6	60.0
Total gross profit	67.5	66.9	212.7	189.8
Total operating expenses	148.2	57.6	260.1	168.6
Interest and other expense, net	(5.9)	(8.5)	(25.9)	(18.7)
(Loss) income before taxes	(86.6)	0.8	(73.3)	2.5
Income tax expense (benefit)	2.5	(0.7)	8.8	(0.2)
Net (loss) income	(89.1)	1.5	(82.1)	2.7
Less: Net income attributable to noncontrolling interests	—	0.1	0.4	0.4
Net (loss) income attributable to Varex	$(89.1)	$1.4	$(82.5)	$2.3
    The Company does not disclose total assets by segment as this information is not provided to the CODM.
16. OTHER FINANCIAL INFORMATION
    The following table summarizes the Company’s accrued liabilities and other current liabilities:

(In millions)	July 4, 2025	September 27, 2024
Accrued compensation and benefits	$37.0	$30.0
Product warranty	9.2	10.8
Taxes payable	3.5	8.1
Refund liability	7.6	7.5
Derivative liabilities	10.5	—
Accrued interest	6.3	11.7
Other	11.9	10.5
Total	$86.0	$78.6

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
Forward-Looking Statements
    This Quarterly Report contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for statements about future events, products, and future financial performance that are based on the beliefs of, estimates made by, and information currently available to the management of Varex. Actual results and the outcome or timing of certain events described in these forward-looking statements are subject to risks and uncertainties and may differ significantly from those described. Important factors that could cause our actual results and financial condition to differ significantly from those projections or expectations include, among other things, the following:
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
•global, regional, and country-specific economic instability, shifting political environments, changing tax treatment, tariffs, trade wars, and other risks associated with international manufacturing, operations, and sales;
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
    Statements concerning legislative, tariff, and trade wars and trade policy reforms, responsive retaliatory actions by affected countries, government investigations, and the uncertainty resulting therefrom; geopolitical tensions; supply chain and logistics challenges; cost increases and expense management; changes in U.S. and worldwide economic conditions, such as the impact of inflation, and fluctuations in foreign currency exchange rates; industry or business segment outlook; customer acceptance of or transition to new products or technologies such as advanced X-ray tube and digital flat panel detector products; growth drivers; future orders, revenues, market share, backlog, earnings or other financial results; and any statements using the terms “believe,” “expect,” “anticipate,” “can,” “should,” “would,” “could,” “estimate,” “expand,” “drive”, “may,” “intend,” “potential,” and “possible” or similar statements are forward-looking statements that involve risks and uncertainties that could cause our actual results and the outcome and timing of certain events to differ materially from those projected or management’s current expectations.
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
    During the calendar year 2025, the United States Administration has announced and/or imposed a variety of new tariffs on imports from other countries. In response, a number of those impacted or potentially impacted countries have announced and/or imposed retaliatory tariffs on United States imports. This situation is ongoing and remains fluid. These actions impacted our results of operations and profitability during the current fiscal year, particularly the bilateral United States and Chinese tariffs. Absent a de-escalation in the current trade wars, particularly the trade war between the United States and China, these tariffs could make our products less competitive with similar product not imported from the United States, which has had and could in the future have a material adverse impact on our business and financial results. Additional new tariffs, trade restrictions or other retaliatory actions aimed at specific industries, such as X-ray imaging products, could also materially impact our business. We remain committed to working with our customers to minimize the effects of the tariffs. In this regard, we are actively working to implement a number of options that could reduce the impact, including pursuing commonly utilized mitigation practices and localizing more manufacturing in the region. At this time, however, we do not anticipate these efforts will allow us to fully offset the additional costs or other negative impacts resulting from such tariffs. Considering the mitigation efforts we have in flight at this point, we are not currently planning to do any restructuring in China.
    We continue to monitor potential changes in customer procurement decisions resulting from the current trade climate, along with other tariff-related actions, investigations and other activities that might negatively affect our costs or otherwise impact our business and results of operations. Furthermore, if international customers’ negative perceptions of the actions of the United States Administration influence their buying decisions, our business and results of operations could be negatively impacted.
    In April 2025, the China Ministry of Commerce initiated two investigations related to medical products imported into China. One investigation relates to the impact of imports of X-ray tubes on the domestic industry and its competitiveness, and another relates to imports into China of certain medical CT X-ray tubes and tube inserts for CT devices (collectively “CT Tubes and Inserts”) originating from the United States and India. We produce CT Tubes and Inserts in the United States and export them to China, but we do not produce CT Tubes and Inserts in India. Total sales of medical X-ray tubes we import into China represented approximately 10% of our total revenue in fiscal year 2024. While we are actively monitoring the situation and cooperating in the proceedings, the outcome of the MOFCOM Investigations remains uncertain. We are committed to complying with all applicable regulations. Currently, both investigations have been paused since mid-May 2025. If recommenced, we anticipate that the MOFCOM Investigations may take approximately one year to resolve.
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
    In China, the government has continued its efforts to broaden the availability of healthcare services. In the past 20 years, the number of medical institutions and diagnostic radiology equipment per million of population in China has increased substantially. We are developing CT X-ray tubes and related subsystems for Chinese OEMs as they introduce new systems in China. Over the long-term, our objective is to become the partner of choice both for new systems and for replacement components in existing systems as CT systems continue to be more widely adopted throughout China.
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
Impairments
    During the three months ended July 4, 2025, we recognized a goodwill impairment charge of $93.9 million, representing a partial impairment related to our Medical reporting unit. The impairment charges are a result of macroeconomic challenges, such as tariffs and the MOFCOM Investigations announcements, sustained declines in the Company's stock price and market capitalization, and a downward revision in the Company's longer-term forecast. For further details refer to Note 8, Goodwill and Intangible Assets, of the Notes to the Condensed Consolidated Financial Statements of this report.
Fiscal Year
    The fiscal years of the Company as reported are the 52 or 53-week periods ending on the Friday nearest September 30. Fiscal year 2025 is the 53-week period ending October 3, 2025. Fiscal year 2024 was the 52-week period that ended on September 27, 2024. The fiscal quarters ended July 4, 2025 and June 28, 2024 were both 13-week periods. The nine-month fiscal periods ended July 4, 2025 and June 28, 2024 were a 40-week period and a 39-week period, respectively.
Discussion of Results of Operations for the Three Months Ended July 4, 2025 Compared to the Three Months Ended June 28, 2024
Revenues, net

	Three Months Ended
(In millions)	July 4, 2025	June 28, 2024	$ Change	% Change
Medical	$142.1	$148.6	$(6.5)	(4.4)%
Industrial	60.9	60.5	0.4	0.7%
Total revenues, net	$203.0	$209.1	$(6.1)	(2.9)%
Medical as a percentage of total revenues, net	70.0%	71.1%
Industrial as a percentage of total revenues, net	30.0%	28.9%

    Medical revenues decreased $6.5 million, primarily due to decreased sales of CT, fluoroscopy and radiography modalities of $9.0 million, partially offset by increased sales of other medical modalities including mammography and oncology of $3.0 million.
    Industrial revenues increased $0.4 million primarily due to immaterial increases in sales across various products in our Industrial portfolio.
Revenue by Region

	Three Months Ended
(In millions)	July 4, 2025	June 28, 2024	$ Change	% Change
Americas	$71.0	$70.2	$0.8	1.1%
EMEA	69.6	70.9	(1.3)	(1.8)%
APAC	62.4	68.0	(5.6)	(8.2)%
Total revenues, net	$203.0	$209.1	$(6.1)	(2.9)%
    Overall revenue during the three months ended July 4, 2025 decreased as compared to the three months ended June 28, 2024. During the three months ended July 4, 2025 compared to the three months ended June 28, 2024. Americas revenue increased by $0.8 million due to increased security inspection products sales of $7.0 million, partially offset by decreased sales of digital detectors of $4.7 million and software of $1.4 million. EMEA revenues decreased $1.3 million due to decreased security inspection products sales of $5.0 million, partially offset by increased sales of X-ray tubes of $1.8 million, digital detectors of $1.4 million and other products of $0.9 million. APAC revenues decreased $5.6 million primarily due to decreased X-ray tubes sales.
    See Note 2, Revenue Recognition, to the Condensed Consolidated Financial Statements for information regarding disaggregated revenue by country.
Gross Profit

	Three Months Ended
(In millions)	July 4, 2025	June 28, 2024	$ Change	% Change
Medical	$46.7	$46.2	$0.5	1.1%
Industrial	20.8	20.7	0.1	0.5%
Total gross profit	$67.5	$66.9	$0.6	0.9%
Medical gross margin	32.9%	31.1%
Industrial gross margin	34.2%	34.2%
Total gross margin	33.3%	32.0%
    The increase in Medical segment gross profit was minimal during the three months ended July 4, 2025 compared to the three months ended June 28, 2024.
    The increase in Industrial segment gross profit was also minimal during the three months ended July 4, 2025 compared to the three months ended June 28, 2024.

Operating Expenses

	Three Months Ended
(In millions)	July 4, 2025	June 28, 2024	$ Change	% Change
Research and development	$21.4	$22.0	$(0.6)	(2.7)%
As a percentage of total revenues, net	10.5%	10.5%
Selling, general, and administrative	$32.9	$35.6	$(2.7)	(7.6)%
As a percentage of total revenues, net	16.2%	17.0%
Impairment of goodwill	$93.9	$—	$93.9	100.0%
As a percentage of total revenues, net	46.3%	—%
Operating expenses	$148.2	$57.6	$90.6	157.3%
As a percentage of total revenues, net	73.0%	27.5%
Research and Development
    We are committed to investing in the business to support long-term growth and believe long-term research and development expenses of approximately 8% to 10% of annual revenues is the appropriate range that will allow us to innovate and bring new products to market for our global OEM customers. Research and development costs was 10.5% of revenues for the third quarter of fiscal year 2025, in-line with research and development costs in the prior year period.
Selling, General, and Administrative
    Selling, general, and administrative expenses for the third quarter of fiscal year 2025 decreased $2.7 million, primarily due to a decrease in environmental remediation costs of $1.8 million and a decrease in amortization of intangibles of $0.4 million.
Impairment of Goodwill
    During the third quarter of fiscal year 2025, we recognized a goodwill impairment charge of $93.9 million, following a determination that the fair value of the Medical reporting unit was below its carrying value. See Note 8, Goodwill and Intangible Assets, of the Notes to the Condensed Consolidated Financial Statements of this report for further details.
Interest and Other Expense, Net
    The following table summarizes the Company’s interest and other expense, net:

	Three Months Ended
(In millions)	July 4, 2025	June 28, 2024	$ Change
Interest income	$2.5	$1.8	$0.7
Interest expense	(9.4)	(7.4)	(2.0)
Other income (expense), net	1.0	(2.9)	3.9
Interest and other expense, net	$(5.9)	$(8.5)	$2.6
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
    Other income (expense), net increased primarily due to gains and decreased losses in certain investments in privately-held companies and equity investments of $2.8 million, increased foreign exchange gain of $0.4 million, and a gain on sale of fixed assets of $0.6 million.

Taxes on (Loss) income
    For the three months ended July 4, 2025, we recognized income tax expense of $2.5 million on $86.6 million of pre-tax loss. For the three months ended June 28, 2024, we recognized income tax benefit of $0.7 million on $0.8 million of pre-tax income. Our tax expense increased for the three months ended July 4, 2025, primarily due to the non-tax deductible $93.9 million goodwill impairment, increased pre-tax income in certain jurisdictions, valuation allowance positions in the U.S. on deferred tax assets and losses in certain foreign jurisdictions for which no benefit can be recorded.
Discussion of Results of Operations for the Nine Months Ended July 4, 2025 Compared to the Nine Months Ended June 28, 2024
Revenues, net

	Nine Months Ended
(In millions)	July 4, 2025	June 28, 2024	$ Change	% Change
Medical	$440.5	$437.3	$3.2	0.7%
Industrial	175.2	168.0	7.2	4.3%
Total revenues, net	$615.7	$605.3	$10.4	1.7%
Medical as a percentage of total revenues, net	71.5%	72.2%
Industrial as a percentage of total revenues, net	28.5%	27.8%
    Medical revenues increased $3.2 million, primarily due to increased sales of CT and oncology of $17.1 million, partially offset by decreased sales in radiography, fluoroscopic, dental, and veterinary modalities of $13.2 million.
    Industrial revenues increased $7.2 million, primarily due to increased sales of security inspection products and X-ray tubes of $3.7 million, digital detectors of $1.9 million and other components of $1.8 million.
Revenue by Region

	Nine Months Ended
(In millions)	July 4, 2025	June 28, 2024	$ Change	% Change
Americas	$204.8	$200.8	$4.0	2.0%
EMEA	201.7	208.6	(6.9)	(3.3)%
APAC	209.2	195.9	13.3	6.8%
Total revenues, net	$615.7	$605.3	$10.4	1.7%
    Overall revenue during the nine months ended July 4, 2025 increased as compared to the nine months ended June 28, 2024. During the nine months ended July 4, 2025 compared to the nine months ended June 28, 2024 Americas revenues increased $4.0 million due to increased security inspection products sales of $10.7 million and increased X-ray tubes sales of $3.4 million, partially offset by decreased sales of software of $5.8 million and digital detector sales of $4.5 million. EMEA revenues decreased $6.9 million due to decreased security inspection products sales of $10.6 million, X-ray tubes sales of $2.6 million, and software of $1.1 million, partially offset by increased digital detector sales of $5.3 million and other product sales of $2.0 million. APAC revenues increased $13.3 million due to increased X-ray tubes sales of $10.4 million and security inspection products sales of $3.2 million.
    See Note 2, Revenue Recognition, to the Condensed Consolidated Financial Statements for information regarding disaggregated revenue by country.

Gross Profit

	Nine Months Ended
(In millions)	July 4, 2025	June 28, 2024	$ Change	% Change
Medical	$152.1	$129.8	$22.3	17.2%
Industrial	60.6	60.0	0.6	1.0%
Total gross profit	$212.7	$189.8	$22.9	12.1%
Medical gross margin %	34.5%	29.7%
Industrial gross margin %	34.6%	35.7%
Total gross margin %	34.5%	31.4%
    The increase in Medical segment gross profit was primarily due to improved productivity and lower material costs of $16.4 million and increased sales volume and favorable product mix of $5.8 million.
    The increase in Industrial segment gross profit was minimal during the nine months ended July 4, 2025 compared to the nine months ended June 28, 2024.
Operating Expenses

	Nine Months Ended
(In millions)	July 4, 2025	June 28, 2024	$ Change	% Change
Research and development	$66.9	$65.1	$1.8	2.8%
As a percentage of total revenues, net	10.9%	10.8%
Selling, general, and administrative	$99.3	$103.5	$(4.2)	(4.1)%
As a percentage of total revenues, net	16.1%	17.1%
Impairment of goodwill	$93.9	$—	$93.9	100.0%
As a percentage of total revenues, net	15.3%	—%
Operating expenses	$260.1	$168.6	$91.5	54.3%
As a percentage of total revenues, net	42.2%	27.9%
 Research and Development
    Research and development costs remained relatively unchanged at 10.9% of total revenue during the nine months ended July 4, 2025 compared to the nine months ended June 28, 2024.
Selling, General, and Administrative
    Selling, general, and administrative expenses for the nine months ended July 4, 2025 were lower primarily due to a decrease in fixed cost commitments to a supplier of $0.8 million and amortization of intangibles of $3.0 million.

Impairment of Goodwill
    During the third quarter of fiscal year 2025, we recognized a goodwill impairment charge of $93.9 million, following a determination that the fair value of the Medical reporting unit was below its carrying value. See Note 8, Goodwill and Intangible Assets, of the Notes to the Condensed Consolidated Financial Statements of this report for further details.
Interest and Other Expense, Net
    The following table summarizes the Company’s interest and other expense, net:

	Nine Months Ended
(In millions)	July 4, 2025	June 28, 2024	$ Change
Interest income	$7.5	$5.5	$2.0
Interest expense	(27.6)	(22.6)	(5.0)
Other income (expense), net	(5.8)	(1.6)	(4.2)
Interest and other expense, net	$(25.9)	$(18.7)	$(7.2)
    Interest income increased primarily due to an increase in the average cash and cash equivalents balance being held in interest bearing deposit accounts.
    Interest expense increased primarily due to interest costs in connection with the additional Senior Secured Notes issued during the first quarter of fiscal year 2025 and the Revolving Credit Facility established during the final week of the second quarter of fiscal year 2024.
    Other income (expense), net increased primarily due to decreased gains on business acquisitions of $2.1 million, increased foreign exchange expense of $1.5 million, increased losses in certain investments in privately-held companies and equity investments of $1.1 million, and a loss related to lease impairments of $0.3 million, partially offset by a gain on sale of fixed assets of $0.6 million.
Taxes on (Loss) income
    For the nine months ended July 4, 2025, we recognized income tax expense of $8.8 million on $73.3 million of pre-tax loss. For the nine months ended June 28, 2024, the Company recognized income tax benefit of $0.2 million on $2.5 million of pre-tax income. Our tax expense increased for the nine months ended July 4, 2025, primarily due to the non-tax deductible $93.9 million goodwill impairment, increased pre-tax income in certain jurisdictions, valuation allowance positions in the U.S. on deferred tax assets, and losses in certain foreign jurisdictions for which no benefit can be recorded.
Liquidity and Capital Resources
    We assess our liquidity in terms of our ability to generate cash to fund our operations, including working capital and investing activities. We believe that our operating cash flow, cash on our balance sheet, availability under our Revolving Credit Facility, and our ability to access the credit and capital markets are sufficient to meet our anticipated operating activities and cash commitments for at least the next 12 months and will be sufficient to allow us to continue to invest in our existing businesses, consummate strategic acquisitions, and manage our capital structure on a short-term and long-term basis. We are currently not aware of any trends or demands, commitments, events, or uncertainties that will result in or that are reasonably likely to result in a material change to our liquidity needs during or beyond the next 12 months. As of July 4, 2025, the availability under our Revolving Credit Facility was $154.8 million, and we had total debt of $367.5 million, net of deferred issuance costs of $2.7 million.
Cash and Cash Equivalents, Certificates of Deposit, and Marketable Debt Securities
    The following table summarizes our cash and cash equivalents, certificates of deposit, and marketable debt securities:

(In millions)	July 4, 2025	September 27, 2024	$ Change
Cash and cash equivalents	$136.4	$168.7	$(32.3)
Certificates of deposit not included in cash and cash equivalents	—	3.4	(3.4)
Marketable debt securities not included in cash and cash equivalents	16.2	40.8	(24.6)
Total	$152.6	$212.9	$(60.3)

Borrowings
    The following table summarizes the changes in our debt outstanding:

	July 4, 2025	September 27, 2024
(In millions, except for percentages)	Amount	Amount	$ Change
Current maturities of long-term debt:
Convertible Senior Unsecured Notes	$—	$45.0	$(45.0)
Other debt	1.5	1.5	—
Total current maturities of long-term debt	$1.5	$46.5	$(45.0)

Non-current maturities of long-term debt:
Convertible Senior Unsecured Notes(1)	$—	$155.0	$(155.0)
Senior Secured Notes	368.0	243.0	125.0
Other debt	0.7	2.1	(1.4)
Total non-current maturities of long-term debt	$368.7	$400.1	$(31.4)

Unamortized issuance costs and debt premiums:
Unamortized issuance costs - Convertible Notes	$—	$(1.0)	$1.0
Unamortized issuance costs, net of debt premium - Senior Secured Notes	(2.7)	(2.2)	(0.5)
Total	(2.7)	(3.2)	0.5
Total debt outstanding, net	$367.5	$443.4	$(75.9)
(1) This amount has been excluded from current liabilities as it is supported by the Revolving Credit Facility and restricted cash from the proceeds of the Senior Secured Notes Add On (as defined in Note 9, Borrowings), which are expected to remain outstanding for an uninterrupted period extending beyond one year from the balance sheet date.
Cash Flows

	Nine Months Ended
(In millions)	July 4, 2025	June 28, 2024
Net cash flow provided by (used in):
Operating activities	$33.8	$21.4
Investing activities	11.0	(13.5)
Financing activities	(77.0)	(4.1)
Effects of exchange rate changes on cash and cash equivalents and restricted cash	0.3	—
Net (decrease) increase in cash and cash equivalents and restricted cash	$(31.9)	$3.8
    Net cash provided by operating activities. Cash provided by operating activities was $33.8 million and $21.4 million for the nine months ended July 4, 2025 and June 28, 2024, respectively. Net cash provided by operating activities increased $12.4 million for the nine months ended July 4, 2025 compared to the nine months ended June 28, 2024. Significant changes in operating assets and liabilities affecting cash flows during these periods included:
•Net loss was $82.1 million for the nine months ended July 4, 2025 compared to net income of $2.7 million for the nine months ended June 28, 2024. The change from net income to net loss was primarily due to a goodwill impairment charge of $93.9 million in the nine months ended July 4, 2025, partially offset by $10.4 million of higher sales compared to the nine months ended June 28, 2024 and $4.2 million of higher other income (expense), net in the nine months ended July 4, 2025 compared to the nine months ended June 28, 2024.
•Non-cash increases of $102.6 million primarily due to the add backs related to the goodwill impairment charge of $93.9 million and $11.1 million in deferred tax assets due to the higher net income position during the nine months ended July 4, 2025.
•Cash used for inventories was $29.6 million higher in the nine months ended July 4, 2025, compared to the nine months ended June 28, 2024, primarily due to an increase in inventory for anticipated future demand.

•Cash used for accrued liabilities and other current and other long-term liabilities decreased by $7.8 million due to increased interest costs primarily related to the issuance of the Senior Secure Notes Add On and the timing of certain payroll costs.
    Net cash provided by (used in) investing activities. Cash provided by investing activities during the nine months ended July 4, 2025 was $11.0 million compared to net cash used in investing activities of $13.5 million for the nine months ended June 28, 2024. The increase in cash provided by investing activities was primarily due to the implementation of an investment strategy to increase the Company’s cash balance to pay down the outstanding Convertible Notes that matured and were repaid in full during the third quarter of fiscal year 2025. This strategy resulted in increased proceeds from maturities and sales of marketable debt securities of $10.6 million, lower purchases of short-term marketable securities of $6.5 million and lower purchases of property, plant, and equipment of $3.6 million.
    Net cash used in financing activities. Net cash used in financing activities was $77.0 million and $4.1 million for the nine months ended July 4, 2025 and June 28, 2024, respectively. The increase in cash used in financing activities was primarily due to the repayment in full of the Convertible Notes of $200.0 million, partially offset by the issuance of the Senior Secured Notes Add On of $126.9 million during the first quarter of fiscal year 2025.
Material Contractual Obligations
    In October 2013, we entered into an amended agreement with dpiX and other parties that, among other things, provides us with the right to 50% of dpiX’s total manufacturing capacity produced after January 1, 2014. The amended agreement requires us to pay for 50% of the fixed costs (as defined in the amended agreement), as determined at the beginning of each calendar year. In January 2025, the Company's fixed cost commitment was determined to be $13.7 million for calendar year 2025. As of July 4, 2025, the Company estimated it has $6.8 million related to this fixed cost commitment remaining for calendar year 2025. The amended agreement will continue unless the ownership structure of dpiX changes (as defined in the amended agreement).
    In August 2015, pursuant to a Domination and Profit and Loss Transfer Agreement (the “DPLTA”), we committed to pay the noncontrolling shareholders of MeVis Medical an annual recurring net compensation of €0.95 per MeVis Medical share. The annual net payment will continue for the life of the DPLTA, which we anticipate will continue for as long as we remain as the controlling shareholder of MeVis Medical. As of July 4, 2025, noncontrolling shareholders together held approximately 0.5 million shares of MeVis Medical, representing 26.3% of the outstanding shares.
    The Company enters into purchase agreements with its suppliers in the ordinary course of its business for the purchase of goods and services. Some of these purchase agreements are non-cancellable and thus contractually obligate the Company to future cash payments. As of July 4, 2025, our non-cancellable supplier purchase obligations totaled $3.6 million.
Contingencies
    From time to time, we are a party to or otherwise involved in legal proceedings, government inspections, investigations, customs and duty audits, and other claims and contingency matters, both inside and outside the United States, arising in the ordinary course of our business or otherwise. We accrue amounts for probable losses, to the extent they can be reasonably estimated, that we believe are adequate to address any liabilities related to legal proceedings as well as other loss contingencies that we believe will result in a probable loss (including, among other things, probable settlement value). A loss or a range of loss is disclosed when it is reasonably possible that a material loss will be incurred and can be estimated or when it is reasonably possible that the amount of a loss, when material, will exceed the recorded provision. We did not have any material contingent liabilities as of July 4, 2025 and September 27, 2024. Legal expenses are expensed as incurred.
Days Sales Outstanding
    Trade accounts receivable days sales outstanding (“DSO”) was 61 days at July 4, 2025 and 70 days at September 27, 2024. Our accounts receivable and DSO are impacted by a number of factors, including the timing of product shipments, collections performance, payment terms, the mix of revenues from different regions and the effects of economic instability.
Recent Accounting Standards or Updates Not Yet Effective
    See Note 1, Summary of Significant Accounting Policies, of the accompanying Notes to the Condensed Consolidated Financial Statements for a description of recent accounting standards, including the expected dates of adoption and the estimated effects on our Condensed Consolidated Financial Statements.

Backlog
    Backlog is the accumulation of all orders for which revenues have not been recognized and are still considered valid. Backlog also includes a small portion of billed service contracts that are included in deferred revenue. Our estimated total backlog at July 4, 2025 was approximately $284 million.
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
Interest Rate Risk
    Borrowings under our Revolving Credit Facility bear interest at floating interest rates. As of July 4, 2025, we had no borrowings subject to floating interest rates. See Note 9, Borrowings, of the Notes to the Condensed Consolidated Financial Statements for further information.
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

Commodity Price Risk
    We are exposed to market risks related to volatility in the prices of raw materials used in our products. The prices of these raw materials fluctuate in response to changes in supply and demand fundamentals and our product margins and level of profitability tend to fluctuate with changes in these raw materials prices. We try to protect against such volatility through various business strategies. During the three and nine months ended July 4, 2025, we did not have any commodity derivative instruments in place to manage our exposure to price changes.
Sensitivity Analysis
    The following table sets forth the potential loss in future earnings, fair value, or cash flows resulting from hypothetical changes in relevant market rates or prices as of July 4, 2025. The actual impact of the respective underlying rates and price changes on the financial instruments may differ significantly from those shown in the sensitivity analysis.

Market Risk Category	Hypothetical Change	Estimated Annual Impact (In millions)	Impact Category
Foreign Currency - Revenue	10% decrease in foreign exchange rates	$14.1	Earnings
Interest Rate - Marketable Securities	100 basis point decrease in interest rate of underlying investments	1.0	Earnings
Commodity Price	10% increase in commodity prices	$3.1	Earnings
Item 4. Controls and Procedures
Disclosure Controls and Procedures
    Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. Based on this evaluation, our CEO and our CFO have concluded that our disclosure controls and procedures were effective as of July 4, 2025.
Changes in Internal Control Over Financial Reporting
    There were no changes in our internal control over financial reporting during the quarter ended July 4, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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
    We had one customer during the three and nine months ended July 4, 2025 that accounted for approximately 18% and 18% of our revenue, respectively, all of which was in our Medical segment. Our ten largest customers as a group accounted for approximately 52% and 54% of our revenue for the three months ended July 4, 2025 and June 28, 2024, respectively. Our ten largest customers as a group accounted for approximately 53% and 54% of our revenue for the nine months ended July 4, 2025 and June 28, 2024, respectively. Because we often take significant time to replace lost business, in the past our operating results have been, and in the future it is likely that our operating results would be, materially and adversely affected if one or more of our major OEM customers were to cancel, delay, or reduce orders.
    Furthermore, we generate significant accounts receivables from the sale of our products and the provision of services directly to these customers. One customer accounted for 13.5% of our accounts receivables as of July 4, 2025. If one or more of these customers were to cancel a product order or service contract, become insolvent, or otherwise be unable or fail to pay for our products and/or services in a timely manner, our operating results and financial condition could be materially and adversely affected.
Our business has in the past been, is currently being, and in the future may be, negatively impacted by changes in import/export regulatory regimes, tariffs, trade wars, and national policies, including exemptions thereto.
    We are both a global importer of raw materials that are used in our finished products and an exporter of finished goods to our customers worldwide. Our products are integrated into the systems and products of our OEM customers, as well as into our own industrial systems. Tariffs, trade wars, import restrictions, boycotts, embargoes, government investigations, trade policies and compliance matters have in the past limited, are currently limiting, and in the future could limit our ability and our customers' ability to compete, which could cause our long-term prospects in such countries to suffer. Tariffs on imported materials have increased our costs and prices and lowered gross margins on some of our products, thereby having a direct adverse impact on our business and results of operations. Retaliatory tariffs have increased our customers’ costs for products exported from the United States, which has caused us to make, and may in the future require us to make, price concessions on some products and has caused, and may in the future cause, some customers to stop purchasing our products.

    For example, during the calendar year 2025, the United States Administration has announced and imposed a variety of new tariffs on imports for other countries. In response, a number of those impacted or potentially impacted countries have announced and/or imposed retaliatory tariffs on United States imports. This situation is ongoing and remains fluid. These actions impacted our results of operations and profitability during the current fiscal year, particularly the bilateral United States and Chinese tariffs. Absent a de-escalation in the current trade wars, particularly the trade war between the United States and China, the tariffs are expected to negatively impact our business, results of operation, and financial condition, including by increasing our costs and prices, lowering gross margins, adversely impacting revenue, and making our products less competitive with similar products not imported from the United States, which could have a material adverse impact on our business. Additional new tariffs, trade restrictions or other retaliatory actions aimed at specific industries, such as X-ray imaging products, could also materially impact our business. Furthermore, if international customers' negative perceptions of the actions of the United States Administration influence their buying decisions, our business and results of operations could be negatively impacted.
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
    In addition to tariffs, China’s stated policy of reducing its dependence on foreign manufacturers and technology companies may result in reduced demand for our products and our customers' products in China, which could have a material adverse impact on our business, results of operations and financial position. There are risks that the Chinese government may, among other things, require the use of local suppliers, compel companies that do business in China to partner with local companies to conduct business, or provide incentives to government-backed local customers to buy from local suppliers rather than companies like ours, all of which could adversely impact our business, results of operations and financial position. As an example, in April 2025 the China Ministry of Commerce initiated two investigations related to medical products imported into China. One investigation relates to the impact of imports of X-ray tubes on the domestic industry and its competitiveness, and another relates to imports into China of certain medical CT X-ray tubes and tube inserts for CT devices (collectively “CT Tubes and Inserts”) originating from the United States and India. We produce CT Tubes and Inserts in the United States and export them to China, but do not produce CT Tubes and Inserts in India. Total sales of medical X-ray tubes we imported into China represented approximately 10% of our total revenue in fiscal year 2024.
    Currently, MOFCOM has paused both of the MOFCOM Investigations. If recommenced, we anticipate that the MOFCOM Investigations may take approximately one year from commencement to resolve. If, as a result of the outcome of the MOFCOM Investigations, we are required to increase our prices or tariffs are imposed on the CT Tubes and Inserts we export to China, our prices may not be competitive with local and other manufacturers, which could negatively impact our ability to compete in China and negatively impact our business, results of operations and financial condition.
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
    Increasing tensions between countries, such as China and Taiwan, as well as local conflicts including the Ukraine-Russia and Israel-Iran wars, may lead the United States and/or other countries to impose new tariffs and sanctions or expand existing tariffs and sanctions, enact boycotts and embargoes, and otherwise seek to limit or stop the flow of goods to or from involved countries. In the past, such actions both in China and Russia, have caused, are causing, and could in the future cause, significant disruptions in the regions and industries we serve and in our supply chain, as well as decrease demand from customers for the ultimate products using our solutions and materially harm our business, financial condition, and results of operations.
Customer-driven changes in order forecasts is a frequent occurrence that has created and continues to create challenges for us in accurately predicting the demand or delivery schedules for our products.
    End-user product demand, economic uncertainties, the impact of pandemic diseases, natural disasters, armed conflicts, geopolitical tensions, possible legislative, tariff, and trade policy reforms and reactionary retaliatory responses to such reforms, for example, the tariffs announced by the United States this calendar year and the retaliatory actions announced by a number of countries in response, potential social unrest and uncertainty resulting therefrom, government investigations, for example, the MOFCOM Investigations, and before that, the Chinese government initiated anti-corruption investigations related to China's healthcare industry, and other matters beyond our control, make it difficult for our customers to accurately forecast and plan future business activities, which makes it difficult for us to accurately predict demand or delivery schedules for our products. Because the manufacture of our products requires some lead-time, changes in customer purchasing forecasts have previously resulted in excess inventory and slowdowns in sales, which are likely to occur again in the future. Changes to customer forecasts can occur on short notice, as our customers face inherent competitive issues, new product introduction delays, and regulatory risks. Our agreements for imaging components contain purchasing estimates that are typically based on our customers’ forward-looking forecasts rather than firm commitments, and actual purchasing volumes under the agreements may vary significantly from these estimates. The variation from forecasted purchasing volume may be due, in part, to the increasing life of X-ray tubes, which can result in reduced demand for replacement X-ray tubes in ways we may not be able to accurately forecast. Reductions in purchasing patterns have in the past, and may in the future, materially and adversely affect our operating results.
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
    Revenues generated from customers located outside the United States accounted for approximately 69% and 67% of our total revenues for the three months ended July 4, 2025 and June 28, 2024, respectively, and approximately 69% and 68% of our total revenues for the nine months ended July 4, 2025 and June 28, 2024, respectively. We intend to continue to expand our presence internationally and expect to expend significant resources in doing so. Our results have in the past, are currently, and could in the future be impacted by a variety of factors, including:
•governmental imposition of additional taxes, tariffs, global economic sanctions programs, or other restrictions on foreign trade, and responsive retaliatory actions from impacted countries, including, for example, the current trade war between the United States and China, and the MOFCOM Investigations;
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
    Our subsidiary Varex Imaging Deutschland AG ("Varex Germany") holds a 50% interest in VEC. In August 2023, February 2024, and August 2024, the partners to the VEC joint venture filed judicial proceedings in Germany against one another disputing the validity of shareholder resolutions passed in January 2023, January 2024, and August 2024, respectively. Each party is, in effect, seeking to have the other party’s managing director(s) removed and to exclude the other party from the joint venture. If either party is successful, the prevailing party would be required to purchase the non-prevailing party’s interest in the joint venture for an amount equal to 75% of the fair market value thereof, which amount is in dispute. In addition, in June 2024, Varex Germany filed an action in Germany for a negative declaratory judgment and an injunction against business damaging statements made by certain third parties, and in August 2024, October 2024 and subsequently, Varex Germany and Varex Imaging Corporation filed additional lawsuits in Germany and the United States relating to intellectual property matters, breach of contracts and other matters. The October 2024 lawsuit was subsequently voluntarily dismissed while the parties try to negotiate a settlement. These disputes, including any determinations not in Varex Germany’s favor, have diverted, are diverting, and could in the future divert management’s attention, increase our costs, and otherwise adversely impact our business, results of operations, or cash flows.
    Our subsidiary Varex Imaging International AG holds a 75% interest in Varex Imaging Arabia LLC. We currently have ongoing disputes with our joint venture partner relative to the operation of the joint venture. These disputes could divert management's time and attention, increase our costs, and otherwise adversely impact our business, results of operations, or cash flows.
    As discussed in the risk factor "Our business has in the past been, is currently being, and in the future may be, negatively impacted by changes in import/export regulatory regimes, tariffs, trade wars, and national policies," MOFCOM initiated and then paused two investigations relating to medical products imported into China that include products we import to China. If recommenced, the outcome of these investigations has the potential to negatively impact our business, results of operations and financial condition.

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

    Statutory changes included in proposed United States legislation, if passed, including interpretive guidance, could materially impact our income tax expense, effective tax rate, or the value of deferred tax assets and liabilities. Changes in the valuation of our deferred tax assets or liabilities, changes in tax laws or rates, changes in the interpretation of tax laws in other jurisdictions, or other changes beyond our control could materially and adversely affect our financial position and results of operations. For example, a change in tax law, which became effective for the Company in 2023 and requires capitalization of research and experimental expenditures, significantly increased our cash tax expense in the United States in fiscal year 2024. We expect this increase in cash tax expense to continue until normalizing in fiscal year 2027.
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
    We produce some products that are classified as "Class II" devices subject to 510(k) pre-market notification clearance. A new medical device or a new indication for use of, or other significant change in, any such products, or the development of a new Class II device would require us to obtain a new 510(k) clearance before we could market or sell those products in the United States. We cannot ensure that the FDA will agree with our decisions not to seek additional approvals or clearances for particular modifications to our products or that we will be successful in obtaining new 510(k) clearances for new products or for modifications to existing products. Obtaining clearances or approvals is time consuming, expensive, and uncertain. Furthermore, even if we are granted regulatory clearances or approvals, they may include significant limitations on the indicated uses of the product, which may limit the potential customers for the product. If we are unable to obtain required FDA clearance or approval for a product or are unduly delayed in doing so, or the uses of that product were limited, our business could suffer.
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
    Competition and trade compliance laws. We are subject to various competition and trade compliance laws in the jurisdictions where we operate throughout the world. Regulatory authorities in those jurisdictions may have the power to subject us to sanctions, tariffs, and duties and may impose changes or conditions in the way we conduct our business. An increasing number of jurisdictions provide private rights of action for competitors or consumers to assert claims of anti-competitive conduct and seek damages. Increased government scrutiny of our actions or enforcement or private rights of action could materially and adversely affect our business or damage our reputation. We may be required to conduct internal investigations or face audits or investigations by one or more domestic or foreign government agencies, which could be costly and time consuming and could divert our management and key personnel from our business operations. An adverse outcome under any such investigation or audit could subject us to fines and criminal or other penalties, which could materially and adversely affect our business and financial results. The current MOFCOM Investigations are an example of the type of investigations or audits we are currently, and could in the future, face. Furthermore, competition laws may prohibit or increase the cost of future acquisitions that we may desire to undertake.

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
    Environmental laws regulate many aspects of our operations, including our handling, storage, transport, and disposal of hazardous substances, such as the chemicals and materials that we use in the course of our manufacturing operations. For example, pursuant to a remediation plan related to certain hazardous volatile organic compounds present at our Salt Lake City property, we and Varian Medical Systems, Inc. ("Varian") entered into an environmental covenant with the Director of the Utah Division of Waste Management and Radiation Control on behalf of the Utah Department of Environmental Quality requiring certain remediation measures and imposing certain limitations relating to the property and the groundwater in the aquifer underlying the property, including use of the property for commercial and industrial uses only and not allowing groundwater to be used for culinary and other domestic purposes, among other limitations. They can also impose cleanup liabilities, including with respect to discontinued operations. Like other businesses, we may mishandle or inadequately manage hazardous substances used in our manufacturing operations and can never completely eliminate the risk of contamination or injury from certain materials that we use in our business and, therefore, we cannot completely eliminate the prospect of resulting claims and damage payments. We may also be assessed fines and/or other penalties for failure to comply with environmental laws and regulations. Insurance has provided coverage for portions of cleanup costs resulting from historical occurrences, but we do not expect to maintain insurance coverage for costs or claims that might result from any future contamination.
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
Risks Relating to Our Indebtedness
The Credit Agreement and the indenture governing our Senior Secured Notes impose significant operating and financial restrictions that may limit our current and future operating flexibility, particularly our ability to respond to changes in the economy or our industry or to take certain actions, which could harm our long-term interests and may limit our ability to make payments on the notes.
    As of July 4, 2025, our total combined indebtedness was approximately $370.2 million of principal, which consisted almost entirely of borrowings under our 7.875% Senior Secured Notes due 2027 (the "Senior Secured Notes"). For more information regarding our borrowings, see Note 9, Borrowings of the Notes to the Condensed Consolidated Financial Statements of this report.
    The Credit Agreement providing for the Revolving Credit Facility and the indenture governing our Senior Secured Notes impose significant operational and financial restrictions on us that include, but are not limited to our ability to:
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
•unable to raise additional debt or equity financing on acceptable terms or at all, to operate during general economic or business downturns;
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
    A breach of the covenants under the indenture governing our Senior Secured Notes or the Credit Agreement could result in an event of default under the applicable indebtedness. Such a default, if not cured or waived, may allow the creditors to accelerate the related debt, may result in the acceleration of any other debt that is subject to an applicable cross-acceleration or cross-default provision, and would permit the lenders under the Revolving Credit Facility to terminate all commitments to extend further credit under the credit facility. Furthermore, if we were unable to repay the amounts due and payable under the Revolving Credit Facility, the lenders could proceed against the collateral securing such indebtedness. In the event our lenders or holders of the notes accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness.
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
    Our historical sources of liquidity to fund ongoing cash requirements include cash flows from operations, cash and cash equivalents, borrowings through credit facilities, and debt offerings. The sufficiency and availability of credit may be adversely affected by a variety of factors, including, without limitation, the tightening of the credit markets, including lending by financial institutions who are sources of credit for our borrowing and liquidity; an increase in the cost of capital; the reduced availability of credit; our ability to execute our strategy; the level of our cash flows, which will be impacted by customer demand for our products; compliance with a fixed charge coverage ratio that is included in our Revolving Credit Facility; and interest rate fluctuations. We cannot predict the future level of interest rates or the effect of any increase in interest rates on the availability or aggregate cost of our borrowings. We cannot be certain that any additional required financing, whether debt or equity, will be available in amounts needed or on terms acceptable to us, if at all.
    The Credit Agreement providing for our Revolving Credit Facility contains a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00 and a maximum consolidated total net leverage ratio (the “CTNL Ratio”). For the period from the fiscal quarter ending September 26, 2025 to June 26, 2026, the CTNL Ratio may not exceed 3.75:1.00, and for the period from the fiscal quarter ending September 25, 2026 and thereafter, the CTNL Ratio may not exceed 3.50:1.00. Each ratio is tested on the last day of each fiscal quarter. Adverse developments in the economy in the past have led and in the future could lead to reduced spending by our customers and end-users which could adversely impact our net sales and cash flow, which could affect our ability to comply with one or both of these ratios.

General Risks
Failure to maintain effective internal controls and procedures and changes in accounting standards and subjective assumptions, estimates and judgements by management related to complex accounting matters could negatively impact us.
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
    GAAP and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, such as revenue recognition, impairment of intangible assets, fair value determinations, lease obligations, vendor allowances, tax matters and litigation, are complex and involve many subjective assumptions, estimates and judgements. Changes in accounting standards or their interpretation or changes in underlying assumptions, estimates or judgements could change our reported or expected financial performance or financial condition. As described in Note 1 to our Condensed Consolidated Financial Statements under "Revisions to Prior Period Financial Statements" during the quarter ended July 4, 2025, we identified an error related to deferred tax assets and liabilities and income tax expense in prior periods. The effect of the error was not material, individually or in aggregate in prior periods, but correcting the effect of the error as an out-of -period adjustment for the quarter ended July 4, 2025 would have been material.
Our financial condition and results of operations could suffer if there is an impairment of goodwill.
    As of July 4, 2025, our goodwill was $198.5 million. We are required to test intangible assets with indefinite lives, including goodwill, annually or, in certain instances, more frequently, and may be required to record impairment charges, which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred. For example, during the three months ended July 4, 2025, changes in facts and circumstances related to sustained decreases in our stock price, a decrease in our market capitalization, and downward revisions in our longer-term forecast received during the quarter, which include the impact of tariffs and the MOFCOM Investigations announcements, resulted in our determination that the carrying amount of our Medical reporting unit exceeded its fair value. Accordingly, we recorded a $93.9 million goodwill impairment charge to our Medical reporting unit. Our goodwill impairment analysis is sensitive to changes in key assumptions used in our analysis. If the assumptions used in our analysis are not realized, it is possible that a further impairment charge may need to be recorded in the future. We cannot accurately predict the amount and timing of any impairment of goodwill or other intangible assets. However, any such impairment could have an adverse effect on our results of operations.
Our business is subject to evolving Environmental, Social, and Governance (“ESG”) requirements and stakeholder expectations that could expose us to numerous risks.
    Regulators, customers, investors, and other stakeholders are increasingly focusing on ESG issues and related disclosures. Changing ESG requirements and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. We may also communicate certain ESG initiatives and goals in our SEC filings or in other public disclosures. If our ESG-related data, processes, and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our ESG goals on a timely basis, or at all, our reputation, business, financial performance, and growth could be adversely affected. We could also face scrutiny from certain stakeholders and government regulatory agencies for the scope or nature of such initiatives or goals, or for any revisions to these goals.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
    None.
Item 3. Defaults Upon Senior Securities
    None.
Item 4. Mine Safety Disclosures
    Not applicable.
Item 5. Other Information
Insider Trading Arrangements
    During the fiscal quarter ended July 4, 2025, none of our directors or officers informed us of the adoption, modification, or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408 except as follows.
    On June 17, 2025, Karen Aranki, our Chief Human Resources Officer, adopted a Rule 10b5-1 trading arrangement (the "Plan") providing for: (i) the sale of 3,174 shares of our common stock that have vested to Ms. Aranki pursuant to previously awarded restricted stock unit awards; and (ii) the sale of 6,665 shares of common stock (which includes shares to be withheld by the Company in payment of applicable taxes) to be received upon vesting of restricted stock units scheduled to vest in December 2025. The Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c). Except as described below, the first date shares are permitted to be sold under the Plan is September 19, 2025, and subsequent sales may occur until expiration date, which is December 31, 2025, or earlier if all transactions under the Plan are completed or otherwise earlier terminated. If Ms. Aranki were to amend, modify or terminate the Plan, rather than allow it to expire by its terms on December 31, 2025, trading under the Plan would not commence until a new cooling-off period, as required by Rule 10b5-1, was satisfied.

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

VAREX IMAGING CORPORATION

Date:	August 7, 2025	By:	/s/ SHUBHAM MAHESHWARI
Shubham Maheshwari
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)