Form 10-K
period 2025-10-03
Varex Imaging Corp
filed 2025-11-18
CIK 1681622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-K
 ____________________________________________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 3, 2025
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
(801) 972-5000
(Registrant’s telephone number, including area code)
 ____________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	VREX	The Nasdaq Stock Market LLC

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

Large Accelerated filer	☐	Accelerated filer	☒

Non-Accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of April 4, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of the registrant’s common stock held by non-affiliates of the registrant (based upon the closing sale price of such shares on the NASDAQ Global Select Market on April 4, 2025) was approximately $339.3 million.
As of November 11, 2025, there were 41.7 million shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Portions of registrant’s proxy statement relating to registrant’s 2026 annual meeting of stockholders are incorporated by reference in Part III of this annual report on Form 10-K.

VAREX IMAGING CORPORATION

Forward-Looking Statements
    This Annual Report on Form 10-K (this “Annual Report”), including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for statements about future events, and financial performance that are based on the beliefs of, estimates made by, and information currently available to the management of Varex Imaging Corporation (“we,” “our,” “us,” the “Company,” or “Varex,”). Actual results and the outcome or timing of certain events described in these forward-looking statements are subject to risk and uncertainties and may differ significantly from those described. Important factors that could cause our actual results and financial condition to differ significantly from those projections or expectations include, among other things, the following:
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
•disruption of critical information systems or material breaches in the security of our systems or systems of third parties upon which we rely;
•inability to maintain or defend our intellectual property rights, and costs associated with protecting our intellectual property and defending such rights and defending against infringement claims;
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
    Statements concerning legislative, tariff, and trade wars and trade policy reforms, responsive retaliatory actions by affected countries, government investigations, and the uncertainty resulting therefrom; geopolitical tensions; supply chain and logistics challenges; cost increases and expense management; changes in U.S. and worldwide economic conditions, such as the impact of inflation, changes in interest rates, and fluctuations in foreign currency exchange rates; industry or business segment outlook; customer acceptance of or transition to new products or technologies such as advanced X-ray tube and digital flat panel detector products; growth drivers; future orders, revenues, market share, backlog, earnings or other financial results; and any statements using the terms “believe,” “expect,” “anticipate,” “can,” “should,” “would,” “could,” “estimate,” “may,” “intend,” “potential,” and “possible” or similar statements are forward-looking statements that involve risks and uncertainties that could cause our actual results and the outcome and timing of certain events to differ materially from those projected or management’s current expectations.
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

PART I
Item 1. Business
Overview
    Varex Imaging Corporation is a leading innovator, designer and manufacturer of X-ray imaging components including X-ray tubes, flat panel and photon counting detectors and accessories, linear accelerators, image software processing solutions, and stand-alone X-ray based systems in select application areas. Our components are used in medical diagnostic imaging, security inspection systems, and industrial quality inspection systems, as well as for analysis and measurement applications in industrial manufacturing applications. Global OEMs incorporate our X-ray imaging components into their systems to detect, diagnose, protect, irradiate, and inspect. Varex has approximately 2,400 full-time equivalent employees, located at engineering, manufacturing, and service center sites in North America, Europe, and Asia.
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
Operating Segments and Products
    We have two reportable operating segments: Medical and Industrial. The segments align our products and services offerings with customer use in medical and industrial imaging.
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

    In China, the government has continued its efforts to broaden the availability of healthcare services. In the past 20 years, the number of medical institutions and diagnostic radiology equipment per million of population in China has increased substantially. We are developing CT X-ray tubes and related subsystems for Chinese OEMs as they introduce new systems in China. Over the long term, our objective is to become the partner of choice both for new systems and for replacement components in existing systems as CT systems continue to be more widely adopted throughout China.
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
Customers
    Our customers are primarily large OEMs. Our top five customers, measured by revenue, are Canon Medical Systems Corporation ("Canon"), United Imaging Healthcare, General Electric Company, Siemens Healthineers AG ("Siemens"), and Rapiscan Systems, Inc., which collectively accounted for approximately 40% of total revenue in fiscal year 2025. Our largest customer, Canon, accounted for approximately 18%, 18%, and 17% of our total revenue for fiscal years 2025, 2024, and 2023, respectively, while our ten largest customers as a group accounted for approximately 52%, 53%, and 51% of our revenue for fiscal years 2025, 2024, and 2023, respectively.
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
Medical
    We often compete with the in-house X-ray tube manufacturing operations of major diagnostic imaging systems companies, which are the primary OEM customers for our Medical products. To effectively compete with these in-house capabilities, we must have a competitive advantage in one or more significant areas, such as innovative technology and greater product performance, better product quality, better product availability, or lower product price. We sell a significant volume of our X-ray tubes to OEM customers that have in-house X-ray tube production capability. In addition, we compete with some OEM customers, such as Canon, Philips Healthcare and other companies who sell X-ray tubes to smaller OEMs and other manufacturers, as well as emerging X-ray tube manufacturers. High capital costs and mastery of complex manufacturing processes that drive production yield and product life are significant characteristics of the X-ray tube business.
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
Industrial
    In the low-energy sector of our Industrial segment, we compete with other OEM suppliers, such as iRay, Teledyne, and Comet AG, as well as those described above for Medical digital detectors. While there are other manufacturers of low-energy X-ray tubes and digital detectors for specialized and niche industrial applications, our products are designed for a broad range of applications in inspection, analysis, and non-destructive testing. In the high-energy sector, we compete against technologies from Nuctech Company Limited, Siemens, ETM Electromatic Inc., and PMB Alcen, whose X-ray sources are used in applications that include cargo and container scanning, border security, aerospace applications, castings, and pressure vessel inspections. Like medical, we sell our high energy products to OEMs and may also compete with those OEMs for cargo system sales. The companies we both sell to and compete with are Rapiscan, Smiths, Leidos, and Astrophysics.
Customer Services and Support
    We generally warrant our products for 12 to 27 months. In certain cases, the warranty is specified by usage metrics such as number of scans. We provide technical advice and consultation to major OEM customers from our offices in the United States, Europe, Asia, and India. Our application specialists and engineers make recommendations to meet the customer’s technical requirements within the customer’s budgetary constraints. We often develop specifications for a unique product that will be designed and manufactured to meet a specific customer’s requirements.
Manufacturing and Supplies
    We manufacture our products at facilities in the United States, the United Kingdom, the Netherlands, Germany, Finland, the Philippines, China, and India. These facilities employ state-of-the-art manufacturing techniques, and several have been recognized by the press, governments, and trade organizations for their commitment to quality improvement. Each of these manufacturing facilities are certified by the International Standards Organization (“ISO”) under ISO 9001 (for industrial products) or ISO 13485 (for medical devices). In addition, we have a regional service center in Germany.
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
    In 2023, China launched a national anti-corruption campaign directed at the healthcare industry, designed to rectify unethical practices related to services and procurement in the Chinese healthcare industry. The anti-corruption campaign had a broad-based impact on the healthcare industry in China and contributed to lower sales in our Medical business during fiscal year 2024. During fiscal year 2025, we had stronger sales in our Medical business in China.
    Transparency International’s 2024 Corruption Perceptions Index measured the degree to which public sector corruption is perceived to exist in 180 countries/territories around the world and found that over two-thirds of the countries in the index, including many that we consider to be high-growth areas for our products, such as China and India, scored below 50, which strongly indicates they have significant corruption issues. We currently operate in many countries where the public sector is perceived as being more or highly corrupt and our strategic business plans include expanding our business in regions and countries that are rated as higher risk for corruption activity by Transparency International.
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
    International sales of certain of our Linatron® X-ray accelerators are subject to U.S. export licenses that are issued at the discretion of the U.S. government. Orders and revenues for our security and inspection products have been and may continue to be unpredictable as governmental agencies may place large orders with us or with our customers over a short period of time and then may not place additional orders until complete deployment and installation of previously ordered products. Furthermore, tender awards in this business may be subject to challenge by third parties, as we have previously encountered, which can make the conversion of orders to revenues unpredictable for some security and inspection products. We experienced strong sales of our Linatron® X-ray accelerators for border protection applications in fiscal year 2025. While we anticipate some contraction, we expect demand to remain solid in fiscal year 2026.
    In recent years, our business, particularly in China, has been impacted by the United States-China trade war in the following ways, among others: (1) importing raw materials from China to the United States has become more expensive, (2) importing raw materials and sub-assemblies from the United States to China has become more expensive, (3) importing finished United States manufactured products into China has become more difficult and expensive, and (4) increasing competitive pressures domestically and globally versus our Asian- and European-based competitors who may not have been as impacted by the trade war. While the governments of both the United States and China have, in the past, granted tariff exclusions that temporarily eliminate certain duties payable for specific commodities, providing partial relief, these exclusions are temporary and/or must be solicited and approved on a shipment-by-shipment basis. There is no guarantee that such exclusions will be granted or extended by either government, and the U.S. tariff exclusions are set to expire on November 10, 2026, unless extended. In order to mitigate the impact of tariffs on materials imported from China, we have implemented changes to secure more non-China sources of materials used to manufacture our X-ray imaging products. To help mitigate the impact of tariffs on materials imported to China, and to be closer to our global customer base, we continue to expand manufacturing capabilities at our facilities in China, Germany, the Netherlands, the Philippines and India. We have also implemented local sourcing strategies to offer local content. This local-for-local strategy has been well received by both our local customers as well as global OEMs, and acts as a natural hedge against trade wars and other potential supply chain disruptions. In addition, while we have been working to implement other tariff mitigation measures, such as free trade zones, bonded mechanisms, and drawback programs, we cannot provide any guarantee that we will be able to effectively implement such measures.
Intellectual Property
    We place considerable importance on obtaining and maintaining patent, copyright and trade secret protection for significant new technologies, products and processes, because of the length of time and expense associated with bringing new products through the development process and to the marketplace.
    We generally rely on a combination of patents, copyrights, trademarks, trade secret and other laws, and contractual restrictions on disclosure, copying and transferring title, including confidentiality agreements with vendors, strategic partners, co-developers, employees, consultants and other third parties, to protect our proprietary rights in the developments, improvements and inventions that we have originated and which are incorporated in our products or that fall within our fields of interest. As of October 3, 2025, we own approximately 240 patents issued in the United States, approximately 420 patents issued throughout the rest of the world and have approximately 210 patent applications pending with various patent agencies worldwide. The patents issued expire between 2025 and 2044. We intend to file additional patent applications as appropriate. We have trademarks, both registered and unregistered, that are maintained and enforced to provide customer recognition for our products in the marketplace. We also have agreements with third parties that provide for licensing of patented or proprietary technology, including royalty-bearing licenses and technology cross-licenses. These licenses generally can only be terminated for breach. See Item 1A. “Risk Factors - Risks Relating to our Information Systems and Intellectual Property.”
    In conjunction with the January 2017 separation from Varian Medical Systems, Inc. ("Varian"), we entered into an Intellectual Property Matters Agreement with Varian, pursuant to which, among other things, we each granted the other licenses to use certain intellectual property. Varian was subsequently acquired by Siemens in April 2021.
Environmental Matters
    Our operations and facilities, past and present, are subject to environmental laws, including laws that regulate the handling, storage, transport and disposal of hazardous substances. Certain of those laws impose cleanup liabilities under certain circumstances. In connection with those laws and certain of our past and present operations and facilities, we are obligated to indemnify Varian for 20% of the cleanup liabilities related to prior corporate restructuring activities while a division of Varian and fully indemnify Varian for other liabilities arising from the operations of the business transferred to it as part of those activities. Those include facilities sold as part of Varian’s electron devices business in 1995 and thin film systems business in 1997. The U.S. Environmental Protection Agency (“EPA”) or third parties have named Varian as a potentially responsible party under the amended Comprehensive Environmental Response Compensation and Liability Act of 1980 (“CERCLA”), at sites to which Varian or the facilities of the businesses sold in 1995 and 1997 were alleged to have shipped waste for recycling or disposal (the “CERCLA sites”). We anticipate that we will be obligated to reimburse Varian for 20% of the liabilities of Varian related to these CERCLA sites (after adjusting for any insurance proceeds). As of October 3, 2025, we had an existing environmental liability of approximately $3.2 million, net of expected insurance proceeds, related to the CERCLA sites.
Working Capital
    Our working capital needs and our credit practices are comparable to those of other companies manufacturing and selling similar products to similar customers. We endeavor to carry sufficient levels of inventory to meet the product delivery needs of our customers. We also provide payment terms to customers in the normal course of business. The product warranty obligations contained in our standard terms and conditions typically range from 12 to 27 months, depending on the product.
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
    As of October 3, 2025, we had approximately 2,400 full-time equivalent employees worldwide. None of our employees based in the United States are unionized or subject to collective bargaining agreements. Employees based in some foreign countries may, from time to time, be represented by works councils or unions or subject to collective bargaining agreements. We consider our relations with our employees to be good.
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
    Approximately 90% of our eligible employees participate in our 401(k) plan. In addition, in an effort to further align the interests of eligible employees with our stockholders, we have an equity-based incentive plan that provides for the grant of nonqualified stock options, restricted stock units, performance units and other equity-based awards to directors, officers and other eligible employees. Additionally, to create performance incentives and to encourage share ownership by our employees, we have an employee stock purchase plan, which enables eligible employees to purchase our common stock at a discount through payroll contributions.
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
Equity and Inclusion
    As one of our values states, “we embrace equality,” and we are committed to an inclusive workplace that is respectful to all. Some of our initiatives include establishing a global employee resource group to drive advocacy and inclusion; providing internships with a focus on building science, technology, engineering, and mathematics ("STEM") programs; and regularly analyzing pay equity. We expect our teams to conduct themselves ethically at all times in accordance with Varex’s Code of Conduct.
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
    Sunny S. Sanyal, 61, has served as President, Chief Executive Officer, and Director since January 2017. Prior to the separation of Varex from Varian, Sunny served as senior vice president and president of Varian’s Imaging Components business for Varian since February 2014. Prior to joining Varian in 2014, Sunny was chief executive officer of T-System, a privately held company providing information technology solutions and services to hospitals and urgent care facilities. He also served as president of McKesson Provider Technologies, where he led the company to significant business expansion with its clinical software, medical imaging technology, and services solutions. Sunny has held executive positions at GE Healthcare, Accenture, and IDX Systems. He received a Master of Business Administration ("MBA") from Harvard Business School, a Master of Science in industrial engineering from Louisiana State University, and a Bachelor of Engineering in electrical engineering from the University of Bombay.
    Shubham Maheshwari, 54, has served as Chief Financial Officer ("CFO") since July 2020. Shubham (Sam) joined Varex from SiFive, Inc., a leading provider of hardware and software solutions for developing RISC-V based processors and semiconductor chips, where he served as CFO. Before SiFive, Sam served for six years as CFO, and later as CFO and COO, of Veeco Instruments Inc. (Nasdaq: VECO), a manufacturer of semiconductor process equipment. Previous notable positions include Senior Vice President, Finance for semiconductor company Spansion, Inc., where he helped lead the company through its restructuring and IPO in 2010, and more than 10 years in various senior positions, including Vice President of M&A and Corporate Controller, at KLA-Tencor Corp., a global semiconductor equipment company. Sam holds an MBA in Finance from Wharton, and a bachelor’s degree in chemical engineering from the Indian Institute of Technology, Delhi.
    Matthew Martinez, 44, has served as Chief Legal Officer and Corporate Secretary since October 2025. Prior to rejoining Varex, Matt served as general counsel of Energy Exemplar, a global provider of energy market simulation software. He originally joined Varex in September 2017 as senior corporate counsel and served as assistant general counsel and assistant corporate secretary from October 2020 until his departure for Energy Exemplar in April 2022. Matt has significant international experience, having previously served as senior legal counsel for Apache Corporation in Argentina and Canada. In addition to his in-house experience, Matt practiced at the law firms of Akin Gump Strauss Hauer and Feld LLP and Stoel Rives LLP where he focused on securities compliance, mergers and acquisitions, and other transactional matters. Matt holds a juris doctor from Vanderbilt University of Law School and a bachelor's degree in political science from Brigham Young University.
    Karen Aranki, 51, has served as Chief Human Resources Officer since March 2023. Prior to joining the Company, Karen was the Global VP of HR and Communications at Honeywell Aerospace, where she worked for 16 years, including 8 years in senior human resources positions. Karen has over 22 years of experience in global human resources management, with notable expertise in the semiconductor and transportation industries driving program management, and employee engagement, through voice of employee actions and communications, community outreach, and management capability development. She is Six Sigma Green Belt certified in the use of lean tools and methodologies to improve processes, solve quality problems, and lead projects. Karen earned a Masters Degree in Labor Relations and Human Resources Management, and a Bachelor of Art degree in International Relations, both from Michigan State University.
    Andrew Hartmann, 63, has served as Senior Vice President and General Manager - Detectors since April 2023 and previously as Senior Vice President, Medical Sales & Marketing since July 2018. Prior to joining Varex he worked for a number of leading OEMs in various leadership roles, most recently as General Manager of the X-ray and Ultrasound Business for Carestream Health, Inc., a worldwide provider of X-ray imaging systems, from April 2012 to June 2018. Prior to Carestream, Andrew worked for Siemens Medical Solutions USA, Inc. (Siemens Healthineers), a leading medical technology company, in sales and marketing roles both domestically in the United States and internationally for Siemens’ ultrasound business. Prior to Siemens, he held leadership roles at Acuson Corp. (subsequently acquired by Siemens), including General Manager for Acuson’s Australia and New Zealand business. Andrew received a Master of Business Administration (“EMBA”) from Ashridge Business School in London, United Kingdom, and received a diploma in electronics from Sydney Technical College in Australia.

    Mark S. Jonaitis, 64, has served as Senior Vice President and General Manager - X-Ray Sources since January 2017. Prior to the separation of Varex from Varian, Mark served in various management positions at Varian, including most recently as vice president and general manager, X-ray Tube Products and global manufacturing. Mark joined Varian’s predecessor, Varian Associates, in 1983, where he served in various product and engineering positions. Mark received his Bachelor of Science in physics from the University of Utah.
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
    We are both a global importer of raw materials that are used in our finished products and an exporter of finished goods to our customers worldwide. Our products are integrated into the systems and products of our OEM customers, as well as into our own industrial systems. Tariffs, trade wars, import restrictions, boycotts, embargoes, government investigations, trade policies and compliance matters have in the past limited, are currently limiting, and in the future could limit our ability and our customers' ability to compete, which could cause our long-term prospects in such countries to suffer. Tariffs on imported materials have increased our costs and prices and lowered gross margins on some of our products, thereby having a direct adverse impact on our business and results of operations. Retaliatory tariffs have increased our customers’ costs for products exported from the United States, which has caused us to make, and may in the future require us to make, price and other concessions on some products and has caused, and may in the future cause, some customers to stop purchasing our products.
    For example, during the calendar year 2025, the United States Administration has announced and imposed a variety of new tariffs on imports from other countries. In response, a number of those impacted or potentially impacted countries have announced and/or imposed retaliatory tariffs on United States imports. These actions impacted our results of operations and profitability in fiscal year 2025, particularly the bilateral United States and Chinese tariffs. Absent a de-escalation of the current tariff environment, particularly between the United States and China, the tariffs have and are expected to continue to negatively impact our business, results of operation, and financial condition, including by increasing our costs and prices, lowering gross margins, adversely impacting revenue, and making our products less competitive with similar products not imported from the United States, which could have a material adverse impact on our business. Additional new tariffs, trade restrictions or other retaliatory actions aimed at specific industries, such as X-ray imaging products, could also materially impact our business.
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
    In addition to tariffs, China’s stated policy of reducing its dependence on foreign manufacturers and technology companies may result in reduced demand for our products and our customers' products in China, which could have a material adverse impact on our business, results of operations and financial position. There are risks that the Chinese government may, among other things, require the use of local suppliers, compel companies that do business in China to partner with local companies to conduct business, or provide incentives to government-backed local customers to buy from local suppliers rather than companies like ours, all of which could adversely impact our business, results of operations and financial position. As an example, in April 2025 the China Ministry of Commerce ("MOFCOM") initiated two investigations related to medical products imported into China (the "MOFCOM Investigations"). One investigation relates to the impact of imports of X-ray tubes on the domestic industry and its competitiveness, and another relates to imports into China of certain medical CT X-ray tubes and tube inserts for CT devices (collectively “CT Tubes and Inserts”) originating from the United States and India. We produce CT Tubes and Inserts in the United States and export them to

China, but do not produce CT Tubes and Inserts in India. Total sales of medical X-ray tubes we imported into China represented approximately 10% of our total revenue in fiscal year 2025.
    MOFCOM temporarily suspended both of the MOFCOM Investigations in May 2025 and again in August 2025. In November 2025, the MOFCOM Investigations were suspended indefinitely. If recommenced, we anticipate that the MOFCOM Investigations may take approximately one year from commencement to resolve. If, as a result of the outcome of the MOFCOM Investigations, we are required to increase our prices or tariffs are imposed on the CT Tubes and Inserts we export to China, our prices may not be competitive with local and other manufacturers, which could negatively impact our ability to compete in China and negatively impact our business, results of operations and financial condition.
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
    Increasing tensions between countries, such as China and Taiwan, as well as local conflicts including the Ukraine-Russia war and Middle East conflicts, may lead the United States and/or other countries to impose new tariffs and sanctions or expand existing tariffs and sanctions, enact boycotts and embargoes, and otherwise seek to limit or stop the flow of goods to or from involved countries. In the past, such actions both in China and Russia, have caused, are causing, and could in the future cause, significant disruptions in the regions and industries we serve and in our supply chain, as well as decrease demand from customers for the ultimate products using our solutions and materially harm our business, financial condition, and results of operations.
We sell our products and services to a limited number of OEM customers, many of which are also our competitors, and a delay in an order to a future period, as well as a reduction in or loss of business of one or more of these customers has in the past and may in the future materially reduce our sales.
    We had one customer during fiscal year 2025 that accounted for 18.0% of our revenue, all of which was in our Medical segment. Our ten largest customers as a group accounted for approximately 52%, 53% and 51% of our revenue for fiscal years 2025, 2024 and 2023, respectively. Because we often take significant time to replace lost business, in the past our operating results have been, and in the future it is likely that our operating results would be, materially and adversely affected if one or more of our major OEM customers were to cancel, delay, or reduce orders.
    Furthermore, we generate significant accounts receivables from the sale of our products and the provision of services directly to these customers. One customer accounted for 14.0% of our accounts receivables as of October 3, 2025. If one or more of these customers were to cancel a product order or service contract, become insolvent, or otherwise be unable or fail to pay for our products and/or services in a timely manner, our operating results and financial condition could be materially and adversely affected.
Customer-driven changes in order forecasts is a frequent occurrence that has created and continues to create challenges for us in accurately predicting the demand or delivery schedules for our products.
    End-user product demand, economic uncertainties, the impact of pandemic diseases, natural disasters, armed conflicts, geopolitical tensions, a prolonged United States government shutdown, legislative, tariff, and trade policy reforms, including, for example, the tariffs announced by the United States during the calendar year 2025 and the retaliatory actions announced by a number of countries in response, potential social unrest and uncertainty resulting therefrom, government investigations, including, for example, the MOFCOM Investigations that have been suspended indefinitely, and before that, the Chinese government initiated anti-corruption investigations related to China's healthcare industry, and other matters beyond our control, make it difficult for our customers to accurately forecast and plan future business activities, which makes it difficult for us to accurately predict demand or delivery schedules for our products. Because the manufacture of our products requires some lead-time, changes in customer purchasing forecasts have previously resulted in excess inventory and slowdowns in sales, which are likely to occur again in the future. Changes to customer forecasts can occur on short notice, as our customers face inherent competitive issues, new product introduction delays, and regulatory risks. Our agreements for imaging components contain purchasing estimates that are typically based on our customers’ forward-looking forecasts rather than firm commitments, and actual purchasing volumes under the agreements may vary significantly from these estimates. The variation from forecasted purchasing volume may be due, in part, to the increasing life of X-ray tubes, which can result in reduced demand for replacement X-ray tubes in ways we may not be able to accurately forecast. Reductions in purchasing patterns have in the past, and may in the future, materially and adversely affect our operating results.

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
    In addition, certain costs, including installation and warranty costs, associated with new products have been, and may in the future be proportionately greater than the costs associated with existing products and have or may therefore disproportionately, materially, and adversely affect our gross and operating margins. We may also experience lower margins due to increased commodities prices, higher tariffs, and inadequate transfer pricing favoring sales to third parties over internal sales. If we are unable to lower these costs over time, our operating results could be materially and adversely affected. Some of the electronic components and integrated circuits used in our flat panel detectors are susceptible to discontinuance and obsolescence risks, which may force us to incorporate newer generations of these components, resulting in unplanned additional R&D expenses, delays in the launch of new products, supply disruptions, or inventory write-downs. Further, using aging production equipment might hamper our capacity to innovate to meet customers’ needs and demands and stay competitive. Failure to develop and adopt artificial intelligence ("AI") technology could also hinder our competitiveness and growth potential. We may also experience challenges in developing and implementing effective product and sales strategies, leading to missed opportunities and customer dissatisfaction.
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
    Revenues generated from customers located outside the United States accounted for approximately 70%, 68%, and 69% of our total revenues during fiscal years 2025, 2024, and 2023, respectively. We intend to continue to expand our presence internationally and expect to expend significant resources in doing so. Our results have in the past, are currently, and could in the future be impacted by a variety of factors, including:
•governmental imposition of additional taxes, tariffs, global economic sanctions programs, or other restrictions on foreign trade, and responsive retaliatory actions from impacted countries, including, for example, the current trade war between the United States and China, and the MOFCOM Investigations that have been suspended indefinitely;
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
•imposition of burdensome governmental regulations, including changing data privacy laws and regulations ; and
•compliance with import/export laws and requirements.
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
    We participate in joint ventures and other investments in privately held and publicly traded companies. For example, we hold a 40% ownership interest in dpiX Holding Company LLC, the parent company of the major supplier of our amorphous silicon-based thin film transistor arrays for flat panels used in our digital image detectors, a 50% interest in VEC Imaging GmbH & Co. KG ("VEC"), a joint venture formed to develop technology for use in X-ray imaging components, a 75% interest in Varex Imaging Arabia LLC, a joint venture in Saudi Arabia and a minority interest in another X-ray imaging components technology company. These and other investments are subject to risk of loss of investment capital as well as losses associated with contributed or jointly developed intellectual property, or intellectual property developed at or about the same time as these investments. These types of investments are inherently risky, in some instances because customer demand and sales for the technologies or products under development may never materialize, may develop more slowly than expected, or may underperform relative to our expectations. If these companies do not succeed, we could lose or be required to write down some or all of our investment in these companies. As discussed in the risk factor "Legal proceedings may materially and adversely affect our business, results of operations, or cash flows," we may incur significant time, management resources, and costs to enforce our rights, protect our intellectual property and other assets, address disputes or legal claims that have arisen, are ongoing, or may arise in the future, and/or unwind, dispose of or terminate our arrangements with respect to these joint ventures and/or investments. There is no guarantee that the time and money invested by us in developing these projects, intellectual property, or product or product enhancements, will yield the expected returns on the anticipated timeline or at all.
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
    Our subsidiary Varex Imaging Deutschland AG ("Varex Germany") holds a 50% interest in VEC. In August 2023, February 2024, and August 2024, the partners to the VEC joint venture filed judicial proceedings in Germany against one another disputing the validity of shareholder resolutions passed in January 2023, January 2024, and August 2024, respectively. Each party was, in effect, seeking to have the other party’s managing director(s) removed and to exclude the other party from the joint venture. On October 31, 2025, the court in Germany ruled that neither party had been validly excluded and that each remain parties to the joint venture. Each party has 30 days to appeal the court's decision. If either party were to successfully appeal, the prevailing party would be required to purchase the non-prevailing party’s interest in the joint venture for an amount equal to 75% of the fair market value thereof, which amount is in dispute. In addition, in June 2024, Varex Germany filed an action in Germany for a negative declaratory judgment and an injunction against business damaging statements made by certain third parties, and in August 2024, October 2024 and subsequently, Varex Germany and Varex Imaging Corporation filed additional lawsuits in Germany and the United States relating to intellectual property matters, breach of contracts and other matters. The October 2024 lawsuit was subsequently voluntarily dismissed while the parties try to negotiate a settlement. These disputes, including any determinations not in Varex Germany’s favor, have diverted, are diverting, and could in the future divert management’s attention, increase our costs, and otherwise adversely impact our business, results of operations, or cash flows.
    Our subsidiary Varex Imaging International AG holds a 75% interest in Varex Imaging Arabia LLC. We currently have ongoing disputes with our joint venture partner relative to the operation of the joint venture. These disputes could divert management's time and attention, increase our costs, and otherwise adversely impact our business, results of operations, or cash flows.
    As discussed in the risk factor "Our business has in the past been, is currently being, and in the future may be, negatively impacted by changes in import/export regulatory regimes, tariffs, trade wars, and national policies, including exemptions thereto," MOFCOM initiated, then temporarily suspended, and then recently indefinitely suspended two investigations relating to medical products imported into China that include products we import to China. If recommenced, the outcome of these investigations has the potential to negatively impact our business, results of operations and financial condition.
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
    Material shortages and delays due to inflation and other constraints have caused, and could in the future cause, us to temporarily stop production of certain products or miss opportunities to pursue additional sales of some products. We require certain raw materials, such as copper, nickel, silver, gold, lead, tungsten, iridium, rhenium, molybdenum, rhodium, niobium, zirconium, beryllium, and various high grades of steel alloy for X-ray tubes and industrial products. Worldwide demand, availability, and pricing of these raw materials have been volatile. If we are unable to obtain the materials necessary to make certain products without unreasonable cost or delay, our customers may seek alternative suppliers who are less impacted by the current tariff environment, or decide to in-source certain products or if we must pay more for certain materials, it could reduce our profit margin or otherwise have a material adverse effect on our business and financial results. Further, our competitors with greater financial resources may be better able to restructure their manufacturing and supply chains in response to geopolitical and economic trends and thereby have a competitive advantage over us.
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
Our operations are vulnerable to interruption or loss due to natural or other disasters, the adverse effects of climate change, power loss, strikes, and other events beyond our control.
    We conduct some of our activities, including manufacturing, research and development, administration, and data processing at facilities located in areas that have in the past experienced or may in the future experience natural disasters. Natural disasters (such as a major fire, hurricane, earthquake, flood, tsunami, or volcanic eruption), severe weather conditions, adverse climate change-related events, war or terrorism, and disruption in utilities and other services affecting our facilities, or those of our suppliers, could significantly disrupt our operations and delay or prevent product manufacture and shipment during the time required to repair, rebuild, or replace our or our suppliers’ damaged manufacturing facilities. These delays could be lengthy and costly. If any of our customers’ facilities are adversely affected by such a disaster or event, shipments of our products could be delayed. Additionally, customers may delay purchases of our products until our or their operations return to normal. Even if our suppliers or customers are able to quickly respond to such a disaster or event, the ongoing effects could create some uncertainty in the operations of our business. In addition, concerns about terrorism, the effects of a terrorist attack, political turmoil, or an outbreak of epidemic diseases have in the past had, and could in the future have, a negative effect on our business operations, those of our suppliers and customers, and the ability to travel, resulting in adverse consequences on our revenues and financial performance.

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
Risks Relating to our Information Systems and Intellectual Property
Disruption of critical information systems or material breaches in the security of our systems may materially and adversely affect our business and customer relations.
    Information technology (including technology from third-party providers) helps us operate efficiently, interface with and support our customers, maintain financial accuracy and efficiency, and produce our financial statements. In the ordinary course of our business, we collect, process, and store sensitive data, including intellectual property, proprietary business information, and information of customers, suppliers, business partners, and third parties accessing our website, patient data, and personally identifiable information of customers and employees, in our data centers and on our networks, as well as in third-party off-site data centers. We have been, and expect to be, subject to cyberattacks, and may be subject to ransomware and distributed denial-of-service attacks, spearfishing attacks and other attempted intrusions on our networks and systems by a wide range of actors. We expect our third-party vendors to be subject to similar cyberattacks and other attempted intrusions. Despite security measures, there is an increasing threat of information security breaches and attacks, including from computer viruses or other malicious codes, unauthorized access attempts, employee misuse, human error, and cyber-attacks that pose risks to companies, including us. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently, have become increasingly sophisticated, and generally are not recognized until launched against a target, we may be unable to anticipate or immediately detect these techniques, or the vulnerabilities they have caused or other potential vulnerabilities or security defects, or to implement adequate preventative measures, which could result in data leaks or otherwise compromise our confidential or proprietary information and materially disrupt our operations. Such security breaches could expose us to a risk of loss of information and intellectual property, litigation, and possible liability to employees, customers, shareholders, and/or regulatory authorities. If our data management or other systems do not effectively collect, secure, store, process, or report relevant data for the operation of our business, whether due to equipment malfunction or constraints, service interruptions, software deficiencies, or human error, our ability to effectively plan, forecast, and execute our business plan and comply with applicable laws and regulations will be impaired, perhaps materially. Any such impairment could materially and adversely affect our financial condition, results of operations, cash flows, and the timeliness with which we report our operating results internally and externally.
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
Risks Relating to Our Legal and Regulatory Environment
Compliance with United States laws and regulations applicable to the marketing, manufacturing, and distribution of our products may be costly, and failure or delays in obtaining regulatory clearances or approvals, or failure to comply with applicable laws and regulations could harm our business.
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
    Competition and trade compliance laws. We are subject to various competition and trade compliance laws in the jurisdictions where we operate throughout the world. Regulatory authorities in those jurisdictions may have the power to subject us to sanctions, tariffs, and duties and may impose changes or conditions in the way we conduct our business. An increasing number of jurisdictions provide private rights of action for competitors or consumers to assert claims of anti-competitive conduct and seek damages. Increased government scrutiny of our actions or enforcement or private rights of action could materially and adversely affect our business or damage our reputation. We may be required to conduct internal investigations or face audits or investigations by one or more domestic or foreign government agencies, which could be costly and time consuming and could divert our management and key personnel from our business operations. An adverse outcome under any such investigation or audit could subject us to fines and criminal or other penalties, which could materially and adversely affect our business and financial results. The currently indefinitely suspended MOFCOM Investigations are an example of the type of investigations or audits we are currently, and could in the future, face. Furthermore, competition laws may prohibit or increase the cost of future acquisitions that we may desire to undertake.
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
    Statutory changes included in proposed United States legislation, if passed, including interpretive guidance, could materially impact our income tax expense, effective tax rate, or the value of deferred tax assets and liabilities. Changes in the valuation of our deferred tax assets or liabilities, changes in tax laws or rates, changes in the interpretation of tax laws in other jurisdictions, or other changes beyond our control could materially and adversely affect our financial position and results of operations. For example, a change in tax law, which became effective for us in 2023 and requires capitalization of research and experimental expenditures, significantly increased our cash tax expense in the United States in fiscal year 2024. We expect this increase in cash tax expense to continue until normalizing in fiscal year 2027.
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
    We market and distribute certain X-ray tubes through distributors and third-party/multi-vendor service organizations that are used as equivalent replacements for specific OEM tubes. We are subject to medical device certification and product registration laws that vary by country and are subject to periodic reviews and changes by regulatory authorities in those countries. Certain of these local laws and regulations have the effect of serving as a barrier to trade and can be difficult to navigate predictably. In addition, certain countries where we sell our products require products to undergo re-registration if the product is altered in any significant way. These registration processes can be costly and time consuming, and customers may decide to purchase products from our competitors that do not have to be involved in a re-registration process. In addition, our inability to receive or renew product registrations may prevent us from marketing and/or distributing those particular products for replacement applications in the specific country.
Existing and future healthcare reforms and changes to reimbursement rates may indirectly have a material adverse effect on our business and results of operations.
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
    Environmental laws regulate many aspects of our operations, including our handling, storage, transport, and disposal of hazardous substances, such as the chemicals and materials that we use in the course of our manufacturing operations. For example, pursuant to a remediation plan related to certain hazardous volatile organic compounds present at our Salt Lake City property, we and Varian Medical Systems, Inc. ("Varian") entered into an environmental covenant with the Director of the Utah Division of Waste Management and Radiation Control on behalf of the Utah Department of Environmental Quality requiring certain remediation measures and imposing certain limitations relating to the property and the groundwater in the aquifer underlying the property, including use of the property for commercial and industrial uses only and not allowing groundwater to be used for culinary and other domestic purposes, among other limitations. Our compliance with environmental laws can also impose cleanup liabilities, including with respect to discontinued operations. Like other businesses, we may mishandle or inadequately manage hazardous substances used in our manufacturing operations and can never completely eliminate the risk of contamination or injury from certain materials that we use in our business and, therefore, we cannot completely eliminate the prospect of resulting claims and damage payments. We may also be assessed fines and/or other penalties for failure to comply with environmental laws and regulations. Insurance has provided coverage for portions of cleanup costs resulting from historical occurrences, but we do not expect to maintain insurance coverage for costs or claims that might result from any future contamination.
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
    As of October 3, 2025, our total combined indebtedness was approximately $369.9 million of principal, which consisted almost entirely of our 7.875% Senior Secured Notes due 2027 (the "Senior Secured Notes"). For more information regarding our borrowings, see Note 6, Borrowings of the Notes to the Consolidated Financial Statements of this report.
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
    Our historical sources of liquidity to fund ongoing cash requirements include cash flows from operations, cash and cash equivalents, borrowings through credit facilities, and debt offerings. The sufficiency and availability of credit may be adversely affected by a variety of factors, including, without limitation, the tightening of the credit markets, including lending by financial institutions who are sources of credit for our borrowing and liquidity; an increase in the cost of capital; the reduced availability of credit; our ability to execute our strategy; the level of our cash flows, which will be impacted by customer demand for our products; compliance with a fixed charge coverage ratio that is included in our Revolving Credit Facility; and interest rate fluctuations. We cannot predict the future level of interest rates or the effect of any change in interest rates on the availability or aggregate cost of our borrowings. We cannot be certain that any additional required financing, whether debt or equity, will be available in amounts needed or on terms acceptable to us, if at all.
    The Credit Agreement providing for our Revolving Credit Facility contains a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00 and a maximum consolidated total net leverage ratio (the “CTNL Ratio”). For the period from September 26, 2025 to June 26, 2026, the CTNL Ratio for any fiscal quarter may not exceed 3.75:1.00, and thereafter, the CTNL Ratio for any fiscal quarter may not exceed 3.50:1.00. Each ratio is tested on the last day of each fiscal quarter. Adverse developments in the economy in the past have led and in the future could lead to reduced spending by our customers and end-users which could adversely impact our net sales and cash flow and our ability to comply with one or both of these ratios.
General Risks
Failure to maintain effective internal controls and procedures and changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters, could negatively impact us.
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
    GAAP and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, such as revenue recognition, impairment of intangible assets, fair value determinations, lease obligations, vendor allowances, tax matters and litigation, are complex and involve many subjective assumptions, estimates and judgments by our management. Changes in accounting standards or their interpretation or changes in underlying assumptions, estimates or judgments by our management could change our reported or expected financial performance or financial condition or have an impact on our consolidated financial statements. As described in Note 1 to our Consolidated Financial Statements under "Revision of Prior Period Financial Statements" during the three months ended July 4, 2025, we identified an error related to deferred tax assets and liabilities and income tax expense in prior periods. The effect of the error was not material, individually or in aggregate in prior periods, but correcting the effect of the error as an out-of-period adjustment for the quarter ended July 4, 2025 would have been material.
We have incurred, and may in the future incur, impairment charges related to our goodwill, which could have an adverse effect on our financial condition and results of operations.
    As of October 3, 2025, our goodwill was $198.4 million. We are required to test intangible assets with indefinite lives, including goodwill, annually or, in certain instances, more frequently, and may be required to record impairment charges, which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred. For example, during the three months ended July 4, 2025, changes in facts and circumstances related to sustained decreases in our stock price, a decrease in our market capitalization, and downward revisions in our longer-term forecast received during the quarter, which include the impact of tariffs and the MOFCOM Investigations announcements, resulted in our determination that the carrying amount of our Medical reporting unit exceeded its fair value. Accordingly, we recorded a $93.9 million goodwill impairment charge to our Medical reporting unit. Our goodwill impairment analysis is sensitive to changes in key assumptions used in our analysis. If the assumptions used in our analysis are not realized, it is possible that a further impairment charge may need to be recorded in the future. We cannot accurately predict the amount and timing of any impairment of goodwill or other intangible assets. However, any such impairment could have an adverse effect on our results of operations.

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
Our business is subject to evolving matters relating to environmental, social and governance and/or our reporting of such matters that could expose us to numerous risks.
    We are subject to evolving, and sometimes conflicting, laws, regulations, policies, and investor and other stakeholder expectations concerning environmental, social, and governance matters, such as environmental sustainability and climate change, both in the United States and internationally. Any initiatives, goals, or commitments we disclose in this regard involve risks and uncertainties and could be difficult to achieve and costly to implement. In addition, in a climate where there are changing and increasingly divergent views on where our focus should be on these matters, our initiatives, goals, or commitments, or any revisions to them, are often criticized and the accuracy, adequacy, or completeness of such disclosures challenged. Our actual or perceived failure to achieve our initiatives, goals, or commitments, or otherwise successfully manage investor or other stakeholder expectations on these matters, could negatively impact our reputation or otherwise harm our business.
    In addition, a number of our customers have adopted, and may continue to adopt, procurement policies that require us to comply with social and environmental provisions. An increasing number of investors have adopted, and may continue to adopt, environmental, social, and governance policies for their portfolio companies, and various voluntary sustainability initiatives and organizations have promulgated different social and environmental and sustainability guidelines. These practices, policies, provisions, and initiatives are under active development, subject to change, can be unpredictable and conflicting, and may prove difficult and expensive for us to comply with and could negatively affect our reputation, business, or financial condition.
Item 1B. Unresolved Staff Comments
    None.
Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
    We depend on information systems and technology in many aspects of our business, including running our manufacturing operations and communicating among our employees, suppliers and customers. Such uses of information systems and technology give rise to cybersecurity risks, including risk of system disruption, security breach, ransomware, theft, and inadvertent release of information. We have a risk-based cybersecurity program and a dedicated team of cybersecurity professionals focused on protecting our data and information systems. These cybersecurity threats and related risks make it necessary for us to stay apprised of developments in the information security field, and dedicate resources to cybersecurity. With Board of Directors and Audit Committee oversight, as part of our annual enterprise-wide risk management process, we assess and manage the material risks associated with cybersecurity.
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
    Our cybersecurity risk management and strategy processes are managed by the head of our Information Technology department, and our Information Technology team is responsible for enterprise-wide informational technology, coordinating with various functions and business groups to ensure they are following best practices.
    The head of our Information Technology department, along with our cybersecurity program manager, are principally responsible for overseeing the risks related to cybersecurity. They are responsible for cybersecurity incident preparedness, approving cybersecurity processes, reviewing security assessments and other security-related reports, and providing senior leadership with regular updates on cybersecurity-related matters. These team members combined have more than 40 years of experience in technology and information security risk management across a number of organizations, have multiple relevant technical and governance certifications, and are active in a number of cybersecurity related boards and organizations.
Item 2. Properties
    Our corporate headquarters is located in Salt Lake City, Utah, at an owned site used for manufacturing, administrative functions, and research and development for both our Medical and Industrial segments. We also own or lease 30 other facilities throughout North America, Europe, Asia, and India that comprise manufacturing facilities, warehouses, sales and service, research and development, and office space, which are used for our Medical and/or Industrial segments, depending on the location.
    In addition to our location in Salt Lake City, Utah, our other primary owned facilities are located in Nevada, Illinois, the Netherlands, and India. Our primary leased facilities in the Philippines, China, Germany, India, and California, are used for manufacturing, research and development, or administrative functions for our Medical and Industrial segments.
    We believe our current facilities are well-maintained and adequate to meet our current and reasonably anticipated future needs. We believe we will be able to renew leases, as needed, on acceptable terms or that we will be able to find suitable alternatives.

Item 3. Legal Proceedings
    We are subject to various claims, complaints, and legal actions in the normal course of business from time to time. The resolution of such claims, complaints, and legal actions is subject to significant uncertainty and may be expensive, time consuming and disruptive to our operations. At the present time, we do not believe we have any current or pending litigation for which the outcome could have a material adverse effect on our operations or financial position. See, also, Note 16, Commitments and Contingencies, included in the accompanying Notes to the Consolidated Financial Statements.
Item 4. Mine Safety Disclosures
    Not applicable.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
    Varex's common stock is traded on the Nasdaq Global Select Market (the “NASDAQ”) under the symbol “VREX.”
    Since our inception, we have not paid any cash dividends and have no current plan to pay cash dividends on Varex common stock. As of November 11, 2025, there were approximately 1,178 holders of record of Varex common stock. This number does not include beneficial owners holding shares in "nominee" or "street" name.
    The following graph shows the total return on VREX common stock for the five years ended October 3, 2025, with comparative total returns for the Russell 2000 Index (“RUT”) and the Dow Jones Medical Equipment Index (“DJUSAM”). The graph below assumes that $100.00 was invested on October 2, 2020 in our common stock and the companies listed in the RUT and the DJUSAM, as well as a reinvestment of dividends paid on such investments throughout the period.

October 2020 - October 2025
2.5
2
1.5
1
0.5
Index Value
10/20
03/21
10/21
04/22
09/22
03/23
09/23
03/24
09/24
04/25
10/25
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
Impact of Current Economic and Trade Environment
    The current economic and trade environment remains dynamic and unpredictable. The uncertain outcome and effect of tariffs and reciprocal actions between the United States and other countries and its impact on the economic and geopolitical environment, supply chain and logistic challenges, and geopolitical tensions and local conflicts have contributed to, and may continue to contribute to, delayed customer purchasing decisions, increased tariff costs, higher inflation, fluctuations in interest rates and capital costs, supply chain disruption, increased costs of labor and materials, exchange rate volatility, increased shipping costs, and other similar effects. Additionally, a sustained United States government shutdown could negatively impact the global economy and in turn our financial condition and results of operations.
    During the calendar year 2025, the United States Administration has announced and/or imposed a variety of new tariffs on imports from other countries. In response, a number of those impacted or potentially impacted countries have announced and/or imposed retaliatory tariffs on United States imports. These actions impacted our results of operations and profitability in fiscal year 2025, particularly the bilateral United States and Chinese tariffs. Absent a de-escalation in the current trade wars, particularly the trade war between the United States and China, these tariffs have and are expected to make our products less competitive with similar product not imported from the United States, which has had and in the future is expected to negatively impact our business and financial results. Additional new tariffs, trade restrictions or other retaliatory actions aimed at specific industries, such as X-ray imaging products, could also materially impact our business. We remain committed to working with our customers to minimize the effects of the tariffs. In this regard, we are actively working to implement a number of options that could reduce the impact, including pursuing commonly utilized mitigation practices and localizing more manufacturing in the region. At this time, however, we do not anticipate these efforts will allow us to fully offset the additional costs or other negative impacts resulting from such tariffs. Considering the mitigation efforts we have in flight at this point, we are not currently planning to do any restructuring in China.
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
    In April 2025, the China Ministry of Commerce initiated two investigations related to medical products imported into China. One investigation relates to the impact of imports of X-ray tubes on the domestic industry and its competitiveness, and another relates to imports into China of certain medical CT X-ray tubes and tube inserts for CT devices (collectively “CT Tubes and Inserts”) originating from the United States and India. We produce CT Tubes and Inserts in the United States and export them to China, but we do not produce CT Tubes and Inserts in India. Total sales of medical X-ray tubes we import into China represented approximately 10% of our total revenue in fiscal year 2025. Both investigations were temporarily suspended in May 2025 and again in August 2025, and then both were indefinitely suspended in November 2025. If recommenced, we anticipate that the MOFCOM Investigations may take approximately one year to resolve. We are committed to complying with all applicable regulations.
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
Fiscal Year
    Our fiscal year is the 52- or 53-week periods ending on the Friday nearest September 30. Fiscal year 2025 was the 53-week period that ended October 3, 2025, fiscal year 2024 was the 52-week period that ended September 27, 2024, and fiscal year 2023 was the 52-week period that ended September 29, 2023.

Results of Operations
    For a discussion and analysis of our year-over-year changes, financial condition, and results of operations for the fiscal years ended September 27, 2024 and September 29, 2023 refer to Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our annual report on Form 10-K for the fiscal year ended September 27, 2024, filed with the SEC on November 19, 2024. Our year-over-year changes, financial condition, and results of operations for the fiscal years ended October 3, 2025 and September 27, 2024 are set forth below.
Comparison of Results of Operations for Fiscal Years 2025 and 2024
Revenues, net

(In millions)	2025	% Change	2024	% Change	2023
Medical	$592.6	2%	$581.7	(14)%	$673.3
Industrial	252.0	10%	229.3	4%	220.1
Total revenues, net	$844.6	4%	$811.0	(9)%	$893.4
Medical as a percentage of total revenues	70.2%		71.7%		75.4%
Industrial as a percentage of total revenues	29.8%		28.3%		24.6%
    Medical revenues increased $10.9 million in fiscal year 2025 compared to fiscal year 2024, primarily due to increased sales of CT, oncology, and mammography of $24.6 million, partially offset by decreased sales in radiography, veterinary, and dental modalities of $13.7 million.
    Industrial revenues increased $22.7 million in fiscal year 2025 compared to fiscal year 2024, primarily due to increased sales of security inspection products and X-ray tubes of $15.3 million, digital detectors of $6.0 million and other components of $1.4 million.
Revenues, net by Region

(In millions)	2025	% Change	2024	% Change	2023
Americas	$276.5	4%	$266.5	(5)%	$281.8
EMEA	284.8	2%	280.3	(4)%	290.7
APAC	283.3	7%	264.2	(18)%	320.9
Total revenues, net	$844.6	4%	$811.0	(9)%	$893.4
Americas as a percentage of total revenues	32.7%		32.9%		31.5%
EMEA as a percentage of total revenues	33.7%		34.6%		32.5%
APAC as a percentage of total revenues	33.5%		32.6%		35.9%
    Overall revenue during fiscal year 2025 increased as compared to fiscal year 2024. During fiscal year 2025, Americas revenues increased $10.0 million due to increased security inspection products sales of $13.3 million, increased X-ray tubes sales of $4.7 million, increased other product sales of $0.7 million, partially offset by decreased veterinary sales of $4.7 million, digital detector sales of $2.2 million, and software sales of $1.8 million. EMEA revenues increased $4.5 million primarily due to increased digital detector sales of $4.3 million, other product sales of $2.4 million, and security inspection product sales of $0.9 million, partially offset by decreased veterinary sales of $1.8 million, software sales of $0.7 million, and X-ray tubes sales of $0.5 million. APAC revenues increased $19.1 million primarily due to increased X-ray tubes sales of $14.7 million, security inspection products sales of $3.2 million, digital detector sales of $1.8 million, and software sales of $0.6 million, partially offset by decreased other product sales of $1.3 million.
    See Note 2, Revenue, of the Notes to the Consolidated Financial Statements for information regarding disaggregated revenue by country.

Gross Profit

(In millions)	2025	% Change	2024	% Change	2023
Medical	$200.1	13%	$176.7	(14)%	$205.5
Industrial	90.4	13%	80.2	(5)%	84.8
Total gross profit	$290.5	13%	$256.9	(12)%	$290.3
Medical gross margin	33.8%		30.4%		30.5%
Industrial gross margin	35.9%		35.0%		38.5%
Total gross margin	34.4%		31.7%		32.5%
    Medical segment gross profit increased $23.4 million in fiscal year 2025 compared to fiscal year 2024 primarily due to increased sales volume, increased favorable product mix, and lower material costs of $13.3 million and improved productivity of $10.1 million.
    Industrial segment gross profit increased $10.2 million in fiscal year 2025 compared to fiscal year 2024, primarily due to improved sales volume and favorable product mix of $20.1 million, partially offset by decreased productivity and increased material costs of $9.9 million.
Operating Expenses

(In millions)	2025	% Change	2024	% Change	2023
Research and development	$91.1	5%	$87.0	3%	$84.8
As a percentage of total revenues	10.8%		10.7%		9.5%
Selling, general and administrative	$133.3	(3)%	$137.8	7%	$128.4
As a percentage of total revenues	15.8%		17.0%		14.4%
Impairment of goodwill	$93.9	100%	$—	—%	$—
As a percentage of total revenues	11.1%		—%		—%
Operating expenses	$318.3	42%	$224.8	5%	$213.2
As a percentage of total revenues	37.7%		27.7%		23.9%
Research and Development
    Research and development costs for fiscal year 2025 remained relatively unchanged at 10.8% of total revenue when compared to fiscal year 2024.
Selling, General, and Administrative
    Selling, general, and administrative expenses for fiscal year 2025 decreased primarily due to a decrease in fixed cost commitments to a supplier of $3.5 million and amortization of intangibles of $3.0 million, partially offset by an increase in depreciation costs of $1.2 million.
Impairment of Goodwill
    During the third quarter of fiscal year 2025, we recognized a goodwill impairment charge of $93.9 million, following a determination that the fair value of the Medical reporting unit was below its carrying value. See Note 5, Goodwill and Intangible Assets, of the Notes to the Consolidated Financial Statements of this report for further details.

Interest and Other Expense, Net
    The following table summarizes the Company’s interest and other expense, net:

(In millions)	2025	% Change	2024	% Change	2023
Interest income	$8.5	16%	$7.3	97%	$3.7
Interest expense	(35.5)	18%	(30.2)	3%	(29.3)
Other expense, net	(4.4)	5%	(4.2)	(79)%	(20.2)
Interest and other expenses, net	$(31.4)	16%	$(27.1)	(41)%	$(45.8)
    Interest income increased primarily due to an increase in the average cash and cash equivalents balance being held in interest bearing deposit accounts during fiscal year 2025 as compared to fiscal year 2024.
    Interest expense increased primarily due to higher interest costs in connection with the additional Senior Secured Notes issued during the first quarter of fiscal year 2025 to partially refinance our convertible senior unsecured notes that matured in June 2025 and the Revolving Credit Facility established during the final week of the second quarter of fiscal year 2024.
    Other expense, net remained relatively unchanged during fiscal year 2025 as compared to fiscal year 2024.
Taxes on Income (Loss)

	Fiscal Years
	2025	2024
Effective tax rate	(18.1)%	1,066.0%
    We had an income tax expense of $10.7 million and an income tax expense of $53.3 million, resulting in effective rates of (18.1)% and 1,066.0%, for fiscal years 2025 and 2024, respectively.
    During fiscal year 2025, our effective tax rate varied from the U.S. federal statutory rate of 21% primarily due to the goodwill impairment that took place in the third quarter of fiscal year 2025, the unfavorable impact of U.S. deferred tax attributes and losses in certain foreign jurisdictions for which a valuation allowance is provided as well as profit in foreign jurisdictions with statutory tax rates greater than 21%. These unfavorable items were partially offset by the favorable impact of U.S. tax reform regarding international provisions, R&D credits, and return to provision adjustments.
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
Liquidity and Capital Resources
    We assess our liquidity in terms of our ability to generate cash to fund our operations, including working capital and investing activities. We believe that our operating cash flow, cash on our balance sheet, availability under our Revolving Credit Facility, and our ability to access the credit and capital markets are sufficient to meet our anticipated operating activities and cash commitments for at least the next 12 months and will be sufficient to allow us to continue to invest in our existing businesses, consummate strategic acquisitions, and manage our capital structure on a short-term and long-term basis. We are currently not aware of any trends or demands, commitments, events, or uncertainties that will result in or that are reasonably likely to result in a material change to our liquidity needs during the next 12 months. Beyond the next 12 months, our Senior Secured Notes mature in October 2027. As of October 3, 2025, the availability under our Revolving Credit Facility was $154.8 million, and we had total debt of $367.5 million, net of deferred issuance costs of $2.4 million.
Cash and Cash Equivalents, Certificates of Deposit, and Marketable Debt Securities
    The following table summarizes our cash and cash equivalents, certificates of deposit, and marketable debt securities:

(In millions)	October 3, 2025	September 27, 2024	$ Change
Cash and cash equivalents	$145.0	$168.7	$(23.7)
Certificates of deposit not included in cash and cash equivalents	—	3.4	(3.4)
Marketable debt securities not included in cash and cash equivalents	10.1	40.8	(30.7)
Total	$155.1	$212.9	$(57.8)

Borrowings
    The following table summarizes the changes in our debt outstanding:

	October 3, 2025	September 27, 2024
(In millions, except for percentages)	Amount	Amount	$ Change
Current maturities of long-term debt:
Convertible Senior Unsecured Notes	$—	$45.0	$(45.0)
Other debt	1.5	1.5	—
Total current maturities of long-term debt	$1.5	$46.5	$(45.0)

Non-current maturities of long-term debt:
Convertible Senior Unsecured Notes(1)	$—	$155.0	$(155.0)
Senior Secured Notes	368.0	243.0	125.0
Other debt	0.4	2.1	(1.7)
Total non-current maturities of long-term debt	$368.4	$400.1	$(31.7)

Unamortized issuance costs and debt discounts:
Unamortized issuance costs - Convertible Notes	$—	$(1.0)	$1.0
Unamortized issuance costs, net of debt premium - Senior Secured Notes	(2.4)	(2.2)	(0.2)
Total unamortized issuance costs and debt discounts	(2.4)	(3.2)	0.8
Total debt outstanding, net	$367.5	$443.4	$(75.9)
(1) This amount was excluded from current liabilities as it was supported by the Revolving Credit Facility and restricted cash from the proceeds of the Senior Secured Notes Add On (as defined in Note 6, Borrowings), which were expected to, and did, remain outstanding for an uninterrupted period extending beyond one year from the balance sheet date.
Cash Flows

	Fiscal Years
(In millions)	2025	2024	2023
Net cash flow provided by (used in)
Operating activities	$41.7	$47.3	$108.4
Investing activities	10.3	(27.5)	(44.9)
Financing activities	(75.9)	(3.3)	(0.2)
Effects of exchange rate changes on cash and cash equivalents and restricted cash	0.6	(0.1)	0.1
Net (decrease) increase in cash and cash equivalents and restricted cash	$(23.3)	$16.4	$63.4
    Net cash provided by operating activities. Cash provided by operating activities was $41.7 million and $47.3 million for fiscal years 2025 and 2024, respectively. Net cash provided by operating activities decreased $5.6 million for fiscal year 2025 compared to fiscal year 2024. Significant changes in operating assets and liabilities affecting cash flows during these periods included:
•Net loss was $69.9 million for fiscal year 2025 compared to a net loss of $48.3 million for fiscal year 2024. The increase in net loss was primarily due to a goodwill impairment charge of $93.9 million in fiscal year 2025 and $5.3 million of higher interest expense in fiscal year 2025 compared to fiscal year 2024, partially offset by $33.6 million of higher sales compared to fiscal year 2024.
•Non-cash adjustments to reconcile net loss to net cash provided by operating activities increased $49.4 million in fiscal year 2025 compared to fiscal year 2024. The increase was primarily due to the add back related to the goodwill impairment charge of $93.9 million, partially offset by a $38.6 million reduction in deferred taxes add back in fiscal year 2025, compared to fiscal year 2024 as a result of the increase in a valuation allowance during the fiscal year 2024.
•Cash used for inventories was $46.5 million higher in fiscal year 2025, compared to the fiscal year 2024, primarily due to an increase in quantity of inventory for anticipated future demand.

•Cash provided by accrued liabilities and other current and other long-term liabilities increased by $9.2 million in fiscal year 2025, compared to fiscal year 2024, primarily due to an increase of $16.2 million related to the timing of and estimation of certain compensation costs, partially offset by $5.5 million related to the reduction of warranty accruals.
    Net cash provided by (used in) investing activities. Cash provided by (used in) investing activities was $10.3 million and $(27.5) million for fiscal years 2025 and 2024, respectively. The increase in cash provided by investing activities was primarily due to the implementation of an investment strategy to increase the Company’s cash balance to pay down the outstanding Convertible Notes that matured and were repaid in full during the third quarter of fiscal year 2025. This strategy resulted in lower purchases of short-term marketable securities and CDs of $30.4 million, increased proceeds from maturities and sales of marketable debt securities of $4.8 million, and lower purchases of property, plant, and equipment of $4.0 million.
    Net cash used in financing activities. Net cash used in financing activities was $75.9 million and $3.3 million for fiscal years 2025 and 2024, respectively. The increase in cash used in financing activities was primarily due to the repayment in full of the Convertible Notes of $200.0 million, partially offset by the issuance of the Senior Secured Notes Add On of $126.9 million during the first quarter of fiscal year 2025.
Days Sales Outstanding
    Trade accounts receivable days sales outstanding (“DSO”) was 62 days and 70 days at October 3, 2025 and September 27, 2024, respectively. Our accounts receivable and DSO are impacted by a number of factors, including the timing of product shipments, collections performance, payment terms, the mix of revenues from different regions and the effects of economic instability.
Material Contractual Obligations
    The following table summarizes, as of October 3, 2025, the total amount of future payments due in various future periods:

	Payments Due by Period
(In millions)	Total	Fiscal Year 2026	Fiscal Years 2027-2028	Fiscal Years 2029-2030	Beyond
Lease obligations	$46.2	$6.9	$11.3	$8.5	$19.5
Principal payments on borrowings	369.9	1.5	368.4	—	—
dpiX fixed cost commitment	3.4	3.4	—	—	—
Dividends to MeVis noncontrolling interest	2.5	0.5	1.0	1.0	—
Non-cancellable supplier purchase obligations	3.0	3.0	—	—	—
Total	$425.0	$15.3	$380.7	$9.5	$19.5
    We lease office space under non-cancelable operating leases. For further information on our operating leases, see Note 8, Leases, included in the accompanying Notes to the Consolidated Financial Statements.
    For further discussion regarding our borrowings, see Note 6, Borrowings, included in the accompanying Notes to the Consolidated Financial Statements.
    In October 2013, we entered into an amended agreement with dpiX and other parties that, among other things, provides us with the right to 50% of dpiX’s total manufacturing capacity produced after January 1, 2014. The amended agreement requires us to pay for 50% of the fixed costs (as defined in the amended agreement), as determined and approved by the dpiX board of directors at the beginning of each calendar year. In January 2025, the Company's fixed cost commitment was determined to be $13.7 million for calendar year 2025. For the remainder of calendar year 2025, we estimate that we have fixed cost commitments of $3.4 million related to this amended agreement. The amended agreement will continue unless the ownership structure of dpiX changes (as defined in the amended agreement).
    In August 2015, pursuant to a Domination and Profit and Loss Transfer Agreement (the “DPLTA”), we committed to pay the noncontrolling shareholders of MeVis Medical an annual recurring net compensation of €0.95 per MeVis Medical share. The annual net payment will continue for the life of the DPLTA, which we anticipate will continue for as long as we remain as the controlling shareholder of MeVis Medical. As of October 3, 2025, noncontrolling shareholders together held approximately 0.5 million shares of MeVis Medical, representing 26.3% of the outstanding shares.
    The Company enters into purchase agreements with its suppliers in the ordinary course of its business for the purchase of goods and services. Some of these purchase agreements are non-cancellable and thus contractually obligate us to future cash payments. As of October 3, 2025, our non-cancellable supplier purchase obligations totaled $3.0 million.

    Our operations and facilities, past and present, are subject to environmental laws, including laws that regulate the handling, storage, transport and disposal of hazardous substances. Certain of those laws impose cleanup liabilities under certain circumstances. In connection with those laws and certain of our past and present operations and facilities, we are obligated to indemnify Varian for the cleanup liabilities related to prior corporate restructuring activities. As of October 3, 2025, our estimated environmental liability for these sites is $3.2 million, net of expected insurance proceeds. For further discussion regarding our environmental obligation, see Note 1, Summary of Significant Accounting Policies, included in the accompanying Notes to the Consolidated Financial Statements.
Contingencies
    From time to time, we are a party to or otherwise involved in legal proceedings, government inspections, investigations, customs and duty audits, and other claims and contingency matters, both inside and outside the United States, arising in the ordinary course of our business or otherwise. We accrue amounts for probable losses, to the extent they can be reasonably estimated, that we believe are adequate to address any liabilities related to legal proceedings as well as other loss contingencies that we believe will result in a probable loss (including, among other things, probable settlement value). A loss or a range of loss is disclosed when it is reasonably possible that a material loss will be incurred and can be estimated or when it is reasonably possible that the amount of a loss, when material, will exceed the recorded provision. We did not have any material contingent liabilities as of October 3, 2025 and September 27, 2024. Legal expenses are expensed as incurred.
    See Item 3 "Legal Proceedings" of this Annual Report for additional information regarding legal proceedings and Note 16, Commitments and Contingencies, in the Notes to the Consolidated Financial Statements for further information regarding certain of our contractual obligations and contingencies, which discussion is incorporated herein by reference.
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
    We periodically review our accounting policies, estimates, and assumptions and make adjustments when facts and circumstances dictate. Such accounting policies require us to use judgments, often as a result of the need to make estimates and assumptions regarding matters that are inherently uncertain, and actual results could differ materially from these estimates. Our critical accounting policies that are affected by accounting estimates include valuation of inventories, assessment of recoverability of goodwill and intangible assets, and income taxes. Note 1, Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements, Item 8. "Financial Statements and Supplementary Data" describe the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. For a discussion of how these estimates and other factors may affect our business, see Item 1A. “Risk Factors.”
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
    In fiscal years 2024 and 2023, we performed the annual goodwill qualitative impairment test for our two reporting units and determined that, at those times, it was not more likely than not that the fair values of the reporting units were less than their carrying amounts and accordingly recorded no impairment. We performed the annual goodwill analysis as of the first day of the fourth quarter of each fiscal year (using balances as of the end of the third quarter of that fiscal year).
    In fiscal year 2025, changes in facts and circumstances related to a sustained decrease in our stock price, a decrease in our market capitalization, and downward revisions in our longer term forecast, which included the impact of tariffs and the MOFCOM initiating two investigations related to medical products imported into China resulted in our management determining that an indicator of possible impairment existed within our reporting units. Accordingly, we performed a quantitative impairment analysis to determine the fair values of those reporting units, using both an income approach utilizing the discounted cash flow method and a market approach utilizing the public company market multiple method. Based on the output of the analysis, we determined that the carrying amount of our Medical reporting unit exceeded its fair value. Accordingly, we recorded a $93.9 million impairment charge to our Medical reporting unit within impairment of goodwill in the Consolidated Statements of Operations during the fiscal quarter ended July 4, 2025. Refer to Note 5, Goodwill and Intangible Assets, of our Consolidated Financial Statements for additional information. Significant changes in our projections of our operating results or other factors could cause us to make interim assessments of impairment in any quarter that could result in some or all of the goodwill being impaired. A future impairment charge for goodwill could have a material effect on the Company's consolidated financial position and results of operations.
Taxes on Income
    We calculate income taxes based on the tax statutes, regulations, and case law of the various jurisdictions in which we operate. Significant judgment is required in determining the timing and amounts of deductible and creditable items. The benefits of uncertain tax positions are recorded in our financial statements only after determining it is more likely than not that the uncertain tax positions would withstand challenge by taxing authorities. We periodically reassess our positions and record any changes in the financial statements as appropriate. Gross uncertain tax positions, exclusive of interest and penalties, were $1.3 million and $1.6 million as of October 3, 2025, and September 27, 2024, respectively. We believe the resolution of these matters will not materially affect our consolidated financial statements. Income taxes are described further in Note 12, Taxes on Income (Loss), in our Notes to the Consolidated Financial Statements.
    The assessment regarding whether a valuation allowance is required or should be adjusted is based on an evaluation of possible sources of taxable income and also considers all available positive and negative evidence factors. Our accounting for the valuation of deferred tax assets represents our best estimate of future events. Changes in our current estimates, due to unanticipated business conditions, governmental legislative actions or events, could have a material effect on our ability to utilize deferred tax assets. The valuation allowance balances were $79.4 million and $74.7 million as of October 3, 2025 and September 27, 2024, respectively. Refer to Note 12, Taxes on Income (Loss), of our Consolidated Financial Statements for additional information on the composition of valuation allowances.
Compensation Recovery Analysis
    As disclosed in more detail in “Revision to Prior Period Financial Statements” in Note 1, Summary of Significant Accounting Policies, of the accompanying Notes to the Consolidated Financial Statements, the Consolidated Financial Statements include the correction of an error to previously issued financial statements that required a recovery analysis of incentive-based compensation received by our executive officers under the Varex Imaging Corporation Compensation Recovery Policy filed as Exhibit 97 to this Annual Report. We have determined that no recovery of incentive-based compensation is required as the correction resulted in no changes to the performance metrics used to determine incentive-based compensation for executive officers during any of the applicable completed fiscal years.
Recent Accounting Standards or Updates Not Yet Effective
    See Note 1, Summary of Significant Accounting Policies, of the accompanying Notes to the Consolidated Financial Statements for a description of recent accounting standards, including the expected dates of adoption and the estimated effects on our Consolidated Financial Statements.

Backlog
    Backlog is the accumulation of all orders for which revenues have not been recognized and are still considered valid. Backlog also includes a small portion of billed service contracts that are included in deferred revenue. Our estimated total backlog at October 3, 2025 was approximately $262 million.
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
    We may enter into foreign currency forward and option contracts with financial institutions to protect against foreign exchange risks associated with certain existing assets and liabilities, net investments in foreign subsidiaries, and forecast purchases denominated in foreign currencies. We may hedge portions of forecasted foreign currency exposure, typically for one to three months. In addition, we hold cross-currency swaps between the Euro and U.S. Dollar as a net investment hedge of our acquisition of Direct Conversion. Depending on the spot rate between the Euro and U.S. Dollar at the time of settlement and whether we have sufficient Euros available, we may have to borrow incrementally in U.S. Dollars to settle this obligation. Additionally, we may choose not to hedge certain foreign exchange exposures for a variety of reasons including, but not limited to, accounting considerations, the prohibitive economic cost of hedging particular exposures, or due to natural offsets among the different exposures. See Note 9, Financial Derivatives and Hedging Activities, of the Notes to the Consolidated Financial Statements for further information.
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
Interest Rate Risk
    Borrowings under our Revolving Credit Facility bear interest at floating interest rates. As of October 3, 2025, we had no borrowings subject to floating interest rates. See Note 6, Borrowings, of the Notes to the Consolidated Financial Statements for further information.
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

Commodity Price Risk
    We are exposed to market risks related to volatility in the prices of raw materials used in our products. The prices of these raw materials fluctuate in response to changes in supply and demand fundamentals and our product margins and level of profitability tend to fluctuate with changes in these raw materials prices. We try to protect against such volatility through various business strategies. During fiscal year 2025, we did not have any commodity derivative instruments in place to manage our exposure to price changes.
Sensitivity Analysis
    The following table sets forth the potential loss in future earnings, fair value, or cash flows resulting from hypothetical changes in relevant market rates or prices as of October 3, 2025. The actual impact of the respective underlying rates and price changes on the financial instruments may differ significantly from those shown in the sensitivity analysis.

Market Risk Category	Hypothetical Change	Estimated Annual Impact (In millions)	Impact Category
Foreign Currency - Revenue	10% decrease in foreign exchange rates	$14.6	Earnings
Interest Rate - Marketable Securities	100 basis point decrease in interest rate of underlying investments	0.9	Earnings
Commodity Price	10% increase in commodity prices	$3.1	Earnings
Item 8. Financial Statements and Supplementary Data.
    The Consolidated Financial Statements and Schedules listed in the Index to Consolidated Financial Statements, Schedules and Exhibits on page F-1 are filed as part of this Annual Report and incorporated in this Item 8 by reference.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
    None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
    Our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act are designed to provide reasonable assurance that information required to be disclosed in our periodic reports that we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed, and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have concluded that our disclosure controls and procedures were effective as of October 3, 2025.
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
    Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 3, 2025. Based on this evaluation, our management concluded that we maintained effective internal control over financial reporting as of October 3, 2025.

    The effectiveness of our internal control over financial reporting as of October 3, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report, which appears below in this Item 9A.
Changes in Internal Control Over Financial Reporting
    There were no changes to our internal control over financial reporting during the quarter ended October 3, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Varex Imaging Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Varex Imaging Corporation and subsidiaries (the “Company”) as of October 3, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 3, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended October 3, 2025, of the Company and our report dated November 18, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Salt Lake City, Utah
November 18, 2025

Item 9B. Other Information
Revision of Prior Period Financial Statements
    As disclosed in more detail in “Revision to Prior Period Financial Statements” in Note 1 to the Consolidated Financial Statements included in this Annual Report on Form 10-K, the financial statements include the correction of an error to previously issued financial statements that required a recovery analysis of incentive-based compensation received by our executive officers under the Varex Imaging Corporation Compensation Recovery Policy filed as Exhibit 97 to this Annual Report. We have determined that no recovery of incentive-based compensation is required as the correction resulted in no changes to the performance metrics used to determine incentive-based compensation for executive officers during any of the applicable completed fiscal years.
Insider Trading Arrangements
    During the three months ended October 3, 2025, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
    Not applicable.

PART III
    Except as otherwise disclosed below, the information required by Items 10, 11, 12, 13 and 14 is incorporated by reference from our definitive proxy statement for the 2026 Annual Meeting of Stockholders. Our definitive proxy statement for the 2026 Annual Meeting of Stockholders ("Proxy Statement") will be filed with the SEC no later than 120 days after October 3, 2025.
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
    In the event of an amendment to, or waiver from, a provision of the Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions, we intend to comply with the disclosure requirements of Item 5.05(c) of Form 8-k by posting such information on our website, specified above.
    We will provide disclosure of delinquent Section 16(a) reports, if any, in our Proxy Statement, and such disclosure, if any, is incorporated herein by reference.
Insider Trading Policy
    We have an Insider Trading Policy applicable to our directors, officers, employees and certain persons and entities that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and Nasdaq listing standards applicable to our Company. The foregoing summary of our Insider Trading Policy is not complete and is qualified in its entirety by reference to the full text of our Insider Trading Policy, which is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
Item 11. Executive Compensation
    The information required by this Item 11 is incorporated by reference from our Proxy Statement under the caption “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information
    The following table provides information as of October 3, 2025 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category (amounts in thousands except per share data)	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (a)	Weighted average exercise price of outstanding options, warrants, and rights (2) (b)	Number of securities remaining available for future issuance under equity compensation plans (3) (excluding securities reflected in columns (a) and (b))
Equity compensation plans approved by security holders	3,775	$25.61	5,279
(1) Consists of stock options, restricted stock units ("RSUs"), performance stock units ("PSUs") and deferred stock units ("DSUs") granted under the Varex Imaging Corporation 2017 Omnibus Stock Plan and the 2020 Omnibus Stock Plan, as Amended and Restated (the "2020 Stock Plan"). Excludes purchase rights under the ESPP.
(2) The weighted average exercise price does not take into account the shares issuable upon vesting of outstanding RSUs, PSUs, and DSUs, which have no exercise price.
(3) Includes 4,456 thousand shares available for future issuance under the 2020 Stock Plan, and also includes 823 thousand shares available for future issuance under the ESPP. Shares available for issuance under the ESPP, including shares subject to purchase during the current purchase period, which commenced on September 2, 2025 (the exact number of which will not be known until the purchase date on February 27, 2026). Subject to the number of shares remaining in the share reserve, the maximum number of shares purchasable by any participant on any one purchase date for any purchase period, including the current purchase period, may not exceed 2,000 shares.
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

3.1*
Amended and Restated Certificate of Incorporation, dated January 27, 2017 (as corrected December 11, 2017) (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed December 13, 2017).

3.2*
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Varex Imaging Corporation, effective as of February 13, 2025 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed February 14, 2025.)

3.3*	Amended and Restated Bylaws of the Company, as amended February 11, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 16, 2021).

4.1	Information required by Item 202(a) through (d) and (f) of Regulation S-K for each class of Company securities that is registered under Section 12 of the Exchange Act.

4.2*
Senior Secured Notes Indenture, dated as of September 30, 2020, by and among Varex Imaging Corporation, the Guarantors party thereto and Wells Fargo Bank, National Association, as trustee and collateral agent, including the form of 7.875% Senior Secured Notes due 2027 as Exhibit A (incorporated by reference to Exhibit 4.3 to the Company’s Current Annual Report on Form 10-K filed November 30, 2020).

4.3*
First Supplemental Indenture, dated as of December 20, 2024, by and among Varex Imaging Corporation, the Guarantors party thereto and Computershare Trust Company, N.A., in its capacity as successor trustee and successor notes collateral agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 23, 2024).

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

10.4*†	Varex Imaging Corporation 2017 Omnibus Stock Plan (incorporated by reference to Exhibit 99.1 to the Company’s Form S-8, filed January 27, 2017).

10.5*†	Form of Nonqualified Stock Option Agreement under the 2017 Omnibus Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 16, 2017).

10.6*†	Form of Restricted Stock Unit Award Agreement under the 2017 Omnibus Stock Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 16, 2017).

10.7*†	Varex Imaging Corporation 2017 Employee Stock Purchase Plan, as Amended (incorporated by reference to Appendix A to the proxy statement filed by the Registrant on December 30, 2024).

10.8*†	Varex Imaging Corporation Management Incentive Plan (incorporated by reference to Exhibit 10.9 of the Company's Current Report on Form 8-K filed January 30, 2017).

10.9*†	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed November 19, 2021).

10.10*†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed January 30, 2017).

10.11*†	Varex Imaging Corporation 2016 Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to Form 10 filed by the Company on December 8, 2016).

10.12*†	Varex Imaging Corporation Frozen Deferred Compensation Plan (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to Form 10 filed by the Company on December 8, 2016).

10.13*†	Form of Grant Agreement for Deferred Stock Units under the 2017 Omnibus Stock Plan (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K filed December 20, 2019).

10.14*†
Form of Nonqualified Stock Option Agreement, Form of Restricted Stock Unit Agreement and Form of Grant Agreement – Deferred Stock Units under the Varex Imaging Corporation 2020 Omnibus Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 14, 2020).

10.15*†	Form of Performance Unit Agreement under the 2020 Omnibus Stock Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 17, 2023).

10.16*†	Varex Imaging Corporation 2020 Omnibus Stock Plan, as Amended and Restated (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 9, 2024).

10.17*
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

10.18*
Amendment No. 1 to Revolving Credit and Guarantee Agreement, dated August 30, 2024, made and entered into by and among Varex Imaging Corporation, Varex Imaging West, LLC, Varex Imaging Deutschland AG, the other Loan Parties party thereto and Zions Bancorporation, N.A. DBA Zions First National Bank, as administrative and collateral agent for the lenders party thereto (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed November 19, 2024).

10.19*
Amendment No. 2 to Revolving Credit and Guaranty Agreement among the Company, Varex Imaging West, LLC, Varex Imaging Deutschland AG, the other Loan Parties party thereto and Zions Bancorporation, N.A. DBA Zions First National Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 17, 2024).

10.20†	Executive Transition, Separation and Release Agreement, dated as of September 5, 2025, by and between Varex Imaging Corporation and Kimberley E. Honeysett.

19.1*	Varex Imaging Corporation Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed November 19, 2024).

21.1	List of Subsidiaries as of October 3, 2025

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1	Chief Executive Officer Certification Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act.

31.2	Chief Financial Officer Certification Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Varex Imaging Corporation Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed November 19, 2024).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101).

*	Incorporated herein by reference

†	Management contract or compensatory agreement.
Item 16. Form 10-K Summary
    None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VAREX IMAGING CORPORATION

Date:	November 18, 2025	By:	/s/ Shubham Maheshwari
Shubham Maheshwari
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ SUNNY S. SANYAL	President and Chief Executive Officer and Director (Principal Executive Officer)	November 18, 2025
Sunny S. Sanyal

/s/ SHUBHAM MAHESHWARI	Chief Financial Officer (Principal Financial and Accounting Officer)	November 18, 2025
Shubham Maheshwari

/s/ WALTER M ROSEBROUGH, JR.	Chair of the Board	November 18, 2025
Walter M Rosebrough, Jr.

/s/ KATHLEEN L. BARDWELL	Director	November 18, 2025
Kathleen L. Bardwell

/s/ JOCELYN D. CHERTOFF	Director	November 18, 2025
Jocelyn D. Chertoff

/s/ TIMOTHY E. GUERTIN	Director	November 18, 2025
Timothy E. Guertin

/s/ JAY K. KUNKEL	Director	November 18, 2025
Jay K. Kunkel

/s/ CHRISTINE A. TSINGOS	Director	November 18, 2025
Christine A. Tsingos

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Varex Imaging Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Varex Imaging Corporation and subsidiaries (the "Company") as of October 3, 2025 and September 27, 2024, the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity, and cash flows, for each of the three years in the period ended October 3, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 3, 2025 and September 27, 2024, and the results of its operations and its cash flows for each of the three years in the period ended October 3, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of October 3, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 18, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
•We tested the effectiveness of controls over the valuation of excess and obsolete inventories. The controls we tested included those over the calculation and the accuracy and completeness of underlying data used in the calculation, including historical sales and anticipated future sales by product, product quantities on hand, and applicable prices.
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
The Company evaluates goodwill for impairment at least annually or whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The evaluation includes consideration of qualitative factors including industry and market considerations, overall financial performance, and other relevant events and factors affecting the reporting unit. As a result of various changes in circumstances, the Company performed a quantitative impairment analysis to determine the fair value of its reporting units during the fiscal quarter ended July 4, 2025. The Company used both an income approach utilizing the discounted cash flow method and a market approach utilizing the public company market multiple method. As a result of the impairment test, the Company determined that the carrying amount of the Medical reporting unit was below its fair value, and the Company recorded a $93.9 million goodwill impairment charge to its Medical reporting unit.
We identified the valuation of the Medical reporting unit performed as of July 4, 2025 as a critical audit matter because of the significant judgments and estimates management made to determine the fair value of the reporting unit. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to selection of the discount rate and forecasts of future revenues used in determining the fair value of the Medical reporting unit, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s estimates and assumptions for selection of the discount rate and forecasts of future revenues in determining the fair value of the Medical reporting unit as of July 4, 2025 included the following, among others:
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
November 18, 2025
We have served as the Company’s auditor since 2021.

VAREX IMAGING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years
(In millions, except per share amounts)	2025	2024	2023
Revenues, net	$844.6	$811.0	$893.4
Cost of revenues	554.1	554.1	603.1
Gross profit	290.5	256.9	290.3
Operating expenses:
Research and development	91.1	87.0	84.8
Selling, general, and administrative	133.3	137.8	128.4
Impairment of goodwill	93.9	—	—
Total operating expenses	318.3	224.8	213.2
Operating (loss) income	(27.8)	32.1	77.1
Interest income	8.5	7.3	3.7
Interest expense	(35.5)	(30.2)	(29.3)
Other expense, net	(4.4)	(4.2)	(20.2)
Interest and other expense, net	(31.4)	(27.1)	(45.8)
(Loss) income before taxes	(59.2)	5.0	31.3
Income tax expense (benefit)	10.7	53.3	(16.6)
Net (loss) income	(69.9)	(48.3)	47.9
Less: Net income attributable to noncontrolling interests	0.4	0.5	0.5
Net (loss) income attributable to Varex	$(70.3)	$(48.8)	$47.4
Net (loss) income per common share attributable to Varex
Basic	$(1.70)	$(1.20)	$1.18
Diluted	$(1.70)	$(1.20)	$1.07
Weighted average common shares outstanding
Basic	41.4	40.8	40.3
Diluted	41.4	40.8	50.3
See accompanying Notes to the Consolidated Financial Statements.

VAREX IMAGING CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Fiscal Years
(In millions)	2025	2024	2023
Net (loss) income	$(69.9)	$(48.3)	$47.9
Other comprehensive loss
Unrealized loss on defined benefit obligations	—	—	(1.0)
Gain on forward contracts	0.1	0.1	0.1
Unrealized (loss) gain on available-for-sale securities	(0.1)	0.1	0.1
Foreign currency translation adjustments	(2.3)	(1.9)	(0.5)
Total comprehensive (loss) income	(72.2)	(50.0)	46.6
Less: Comprehensive income attributable to noncontrolling interests	0.4	0.5	0.5
Comprehensive (loss) income attributable to Varex	$(72.6)	$(50.5)	$46.1
 See accompanying Notes to the Consolidated Financial Statements.

VAREX IMAGING CORPORATION
CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)	October 3, 2025	September 27, 2024
Assets
Current assets:
Cash and cash equivalents	$145.0	$168.7
Marketable securities	10.1	31.8
Accounts receivable, net of allowance for credit losses of $2.1 million and $1.0 million at October 3, 2025 and September 27, 2024, respectively	156.6	157.7
Inventories, net	299.4	264.8
Prepaid expenses and other current assets	30.7	26.9
Total current assets	641.8	649.9
Property, plant, and equipment, net	157.8	153.4
Goodwill	198.4	291.0
Intangible assets, net	14.0	16.1
Investments in privately-held companies	24.5	26.8
Deferred tax assets	2.9	1.3
Operating lease assets	29.4	28.3
Other assets	38.6	46.8
Total assets	$1,107.4	$1,213.6
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$69.9	$59.1
Accrued liabilities and other current liabilities	98.4	78.6
Current operating lease liabilities	4.4	4.0
Current maturities of long-term debt, net	1.5	46.3
Deferred revenues	13.0	7.9
Total current liabilities	187.2	195.9
Long-term debt, net	366.0	397.1
Deferred tax liabilities	5.5	4.0
Operating lease liabilities	24.0	23.0
Other long-term liabilities	38.1	50.4
Total liabilities	620.8	670.4
Stockholders' equity:
Preferred stock, $0.01 par value: 20,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value: 150,000,000 shares authorized
Shares issued and outstanding: 41,689,672 and 41,094,179 at October 3, 2025 and September 27, 2024, respectively	0.4	0.4
Additional paid-in capital	483.3	467.2
Accumulated other comprehensive loss	(5.2)	(2.9)
(Accumulated deficit) retained earnings	(5.9)	64.4
Total Varex stockholders' equity	472.6	529.1
Noncontrolling interests	14.0	14.1
Total stockholders' equity	486.6	543.2
Total liabilities and stockholders' equity	$1,107.4	$1,213.6
See accompanying Notes to the Consolidated Financial Statements.

VAREX IMAGING CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive income (loss)	Retained Earnings (Accumulated Deficit)	Total Varex Equity	Noncontrolling Interests	Total Stockholders' Equity
(In millions)	Shares	Amount
September 30, 2022	40.1	$0.4	$469.1	$0.1	$59.7	$529.3	$13.3	$542.6
Net income	—	—	—	—	47.4	47.4	0.5	47.9
Cumulative effect of accounting change	—	—	(34.6)	—	6.1	(28.5)	—	(28.5)
Exercise of stock options	—	—	0.2	—	—	0.2	—	0.2
Common stock issued upon vesting of restricted shares	0.2	—	—	—	—	—	—	—
Shares withheld on vesting of restricted stock	(0.1)	—	(1.4)	—	—	(1.4)	—	(1.4)
Common stock issued under employee stock purchase plan	0.3	—	3.9	—	—	3.9	—	3.9
Share-based compensation	—	—	13.5	—	—	13.5	—	13.5
Realized gain on forward contracts	—	—	—	0.1	—	0.1	—	0.1
Unrealized gain on change in fair value of available-for-sale securities	—	—	—	0.1	—	0.1	—	0.1
Unrealized loss on defined benefit obligations, net of tax	—	—	—	(1.0)	—	(1.0)	—	(1.0)
Foreign currency translation adjustments	—	—	—	(0.5)	—	(0.5)	—	(0.5)
Other	—	—	(0.3)	—	—	(0.3)	(0.5)	(0.8)
September 29, 2023	40.5	$0.4	$450.4	$(1.2)	$113.2	$562.8	$13.3	$576.1
Net (loss) income	—	—	—	—	(48.8)	(48.8)	0.5	(48.3)
Common stock issued upon vesting of restricted shares	0.4	—	—	—	—	—	—	—
Shares withheld on vesting of restricted stock	(0.1)	—	(2.2)	—	—	(2.2)	—	(2.2)
Common stock issued under employee stock purchase plan	0.3	—	3.8	—	—	3.8	—	3.8
Share-based compensation	—	—	15.2	—	—	15.2	—	15.2
Realized gain on forward contracts	—	—	—	0.1	—	0.1	—	0.1
Unrealized gain on change in fair value of available-for-sale securities	—	—	—	0.1	—	0.1	—	0.1
Foreign currency translation adjustments	—	—	—	(1.9)	—	(1.9)	—	(1.9)
Business acquisitions	—	—	—	—	—	—	0.7	0.7
Other	—	—	—	—	—	—	(0.4)	(0.4)
September 27, 2024	41.1	$0.4	$467.2	$(2.9)	$64.4	$529.1	$14.1	$543.2
Net (loss) income	—	—	—	—	(70.3)	(70.3)	0.4	(69.9)
Common stock issued upon vesting of restricted shares	0.4	—	—	—	—	—	—	—
Shares withheld on vesting of restricted stock	(0.1)	—	(1.9)	—	—	(1.9)	—	(1.9)
Common stock issued under employee stock purchase plan	0.3	—	3.3	—	—	3.3	—	3.3
Share-based compensation	—	—	14.8	—	—	14.8	—	14.8
Realized gain on forward contracts	—	—	—	0.1	—	0.1	—	0.1
Unrealized loss on change in fair value of available-for-sale securities	—	—	—	(0.1)	—	(0.1)	—	(0.1)
Foreign currency translation adjustments	—	—	—	(2.3)	—	(2.3)	—	(2.3)
Other	—	—	(0.1)	—	—	(0.1)	(0.5)	(0.6)
October 3, 2025	41.7	$0.4	$483.3	$(5.2)	$(5.9)	$472.6	$14.0	$486.6
See accompanying Notes to the Consolidated Financial Statements

VAREX IMAGING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years
(In millions)	2025	2024	2023
Cash flows from operating activities:
Net (loss) income	$(69.9)	$(48.3)	$47.9
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Share-based compensation expense	15.0	15.3	13.5
Depreciation	23.2	21.2	19.5
Amortization of intangible assets	4.0	9.9	13.7
Deferred taxes	(0.5)	38.1	(38.7)
Loss from equity method investments	2.7	2.0	1.6
Impairment of equity method investment	—	—	16.4
Amortization of deferred loan costs	2.7	2.8	2.6
Gain on purchase of business	—	(2.1)	—
Impairment of goodwill	93.9	—	—
Inventory write-down	3.8	4.9	5.6
Other, net	(1.8)	1.5	3.0
Changes in assets and liabilities:
Accounts receivable	0.1	6.7	9.8
Inventories, net	(39.9)	6.6	20.2
Prepaid expenses and other assets	(3.6)	3.3	7.0
Accounts payable	6.2	(3.2)	(15.0)
Accrued liabilities and other current and long-term liabilities	0.1	(9.1)	(1.0)
Deferred revenues	5.7	(2.3)	2.3
Net cash provided by operating activities	41.7	47.3	108.4
Cash flows from investing activities:
Purchases of property, plant, and equipment	(22.9)	(26.9)	(20.7)
Loss on settlement of cash flow hedge	—	—	(0.2)
Proceeds from sales of marketable debt securities	11.5	—	—
Proceeds from maturities of marketable debt securities	50.5	58.8	28.3
Purchase of marketable debt securities	(30.6)	(56.6)	(52.2)
Purchase of marketable equity securities	—	(0.2)	(2.7)
Purchase of certificates of deposit	—	(4.2)	(1.0)
Proceeds from maturities of certificates of deposit	3.4	1.8	—
Settlement of net investment hedge	(0.8)	—	7.0
Acquisitions of businesses, net of cash acquired	—	0.9	(1.0)
Other, net	(0.8)	(1.1)	(2.4)
Net cash provided by (used in) investing activities	10.3	(27.5)	(44.9)
Cash flows from financing activities:
Taxes related to net share settlement of equity awards	(1.9)	(2.2)	(1.4)
Proceeds from issuance of senior secured notes	126.9	—	—
Repayments of borrowings	(201.9)	(1.6)	(2.4)
Proceeds from exercise of stock options	—	—	0.2
Payment of debt issuance costs	(1.2)	(2.3)	—
Proceeds from shares issued under employee stock purchase plan	3.3	3.8	3.9
Other, net	(1.1)	(1.0)	(0.5)
Net cash used in financing activities	(75.9)	(3.3)	(0.2)
Effects of exchange rate changes on cash and cash equivalents and restricted cash	0.6	(0.1)	0.1
Net (decrease) increase in cash and cash equivalents and restricted cash	(23.3)	16.4	63.4
Cash and cash equivalents and restricted cash at beginning of period	170.4	154.0	90.6
Cash and cash equivalents and restricted cash at end of period	$147.1	$170.4	$154.0
Supplemental cash flow information:
Cash paid for interest	$31.3	$27.6	$27.4
Income taxes paid, net of refunds	18.6	20.2	16.7
Supplemental non-cash activities:
Purchases of property, plant, and equipment financed through accounts payable	$5.4	$1.0	$2.7
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
Revision of Prior Period Financial Statements
    During the third quarter of 2025, the Company identified an accounting error related to its deferred tax assets and liabilities and income tax expense calculations in prior periods. The Company has revised its prior period Consolidated Statements of Operations, Consolidated Statements of Comprehensive (Loss) Income, Consolidated Balance Sheets, Consolidated Statements of Stockholders' Equity, and Consolidated Statements of Cash Flows to correct this error. The Company evaluated the effect of the error on the previously issued Consolidated Financial Statements and determined that the related impacts were not material, individually or in aggregate. However, correcting the cumulative effect of the errors as out-of-period adjustments would be material for the current year. As such the Company has corrected these errors in the Consolidated Financial Statements for all prior periods presented herein.
    The following tables provide a reconciliation of the revisions for the previously reported Consolidated Statements of Operations, Consolidated Statements of Comprehensive (Loss) Income, Consolidated Statements of Stockholders' Equity, and Consolidated Statements of Cash Flows as of the fiscal years ended September 27, 2024 and September 29, 2023 and the revisions for the previously reported Consolidated Balance Sheets as of the fiscal year ended September 27, 2024.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years
	2024			2023
(In millions, except per share amounts)	As Previously Reported	Revision	As Revised	As Previously Reported	Revision	As Revised
Income tax expense (benefit)	$52.2	$1.1	$53.3	$(17.4)	$0.8	$(16.6)
Net (loss) income	(47.2)	(1.1)	(48.3)	48.7	(0.8)	47.9
Net (loss) income attributable to Varex	(47.7)	(1.1)	(48.8)	48.2	(0.8)	47.4
Net (loss) income per common share attributable to Varex
Basic	$(1.17)	$(0.03)	$(1.20)	$1.20	$(0.02)	$1.18
Diluted	$(1.17)	$(0.03)	$(1.20)	$1.08	$(0.01)	$1.07
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Fiscal Years
	2024			2023
(In millions)	As Previously Reported	Revision	As Revised	As Previously Reported	Revision	As Revised
Net (loss) income	$(47.2)	$(1.1)	$(48.3)	$48.7	$(0.8)	$47.9
Total comprehensive (loss) income	(48.9)	(1.1)	(50.0)	47.4	(0.8)	46.6
Comprehensive (loss) income attributable to Varex	(49.4)	(1.1)	(50.5)	46.9	(0.8)	46.1
CONSOLIDATED BALANCE SHEETS

	September 27, 2024
(In millions)	As Previously Reported	Revision	As Revised
Deferred tax assets	$4.7	$(3.4)	$1.3
Total assets	1,217.0	(3.4)	1,213.6
Deferred tax liabilities	1.4	2.6	4.0
Total liabilities	667.8	2.6	670.4
Retained earnings	70.4	(6.0)	64.4
Total Varex stockholders' equity	535.1	(6.0)	529.1
Total stockholders' equity	549.2	(6.0)	543.2
Total liabilities and stockholders' equity	1,217.0	(3.4)	1,213.6

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In millions)	Retained Earnings	Total Varex Equity	Total Stockholders' Equity
As Previously Reported
For the Year Ended September 29, 2023
Balance at September 30, 2022	$63.8	$533.4	$546.7
Net income	48.2	48.2	48.7
Balance at September 29, 2023	$118.1	$567.7	$581.0

Revision
For the Year Ended September 29, 2023
Balance at September 30, 2022	$(4.1)	$(4.1)	$(4.1)
Net loss	(0.8)	(0.8)	(0.8)
Balance at September 29, 2023	$(4.9)	$(4.9)	$(4.9)

As Revised
For the Year Ended September 29, 2023
Balance at September 30, 2022	$59.7	$529.3	$542.6
Net income	47.4	47.4	47.9
Balance at September 29, 2023	$113.2	$562.8	$576.1

(In millions)	Retained Earnings	Total Varex Equity	Total Stockholders' Equity
As Previously Reported
For the Year Ended September 27, 2024
Balance at September 29, 2023	$118.1	$567.7	$581.0
Net loss	(47.7)	(47.7)	(47.2)
Balance at September 27, 2024	$70.4	$535.1	$549.2

Revision
For the Year Ended September 27, 2024
Balance at September 29, 2023	$(4.9)	$(4.9)	$(4.9)
Net loss	(1.1)	(1.1)	(1.1)
Balance at September 27, 2024	$(6.0)	$(6.0)	$(6.0)

As Revised
For the Year Ended September 27, 2024
Balance at September 29, 2023	$113.2	$562.8	$576.1
Net loss	(48.8)	(48.8)	(48.3)
Balance at September 27, 2024	$64.4	$529.1	$543.2

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years
	2024			2023
(In millions)	As Previously Reported	Revision	As Revised	As Previously Reported	Revision	As Revised
Cash flows from operating activities:
Net (loss) income	$(47.2)	$(1.1)	$(48.3)	$48.7	$(0.8)	$47.9
Deferred taxes	37.0	1.1	38.1	(39.5)	0.8	(38.7)
    These revisions had no impact on gross profit, operating expenses, or operating income in any of the fiscal periods.
Segment Reporting
    The Company has two reportable operating segments; (i) Medical and (ii) Industrial. See Note 13, Segment Information, included in this report, for further information on the Company’s segments.
Fiscal Year
    The fiscal years of the Company as reported are the 52- or 53-week periods ending on the Friday nearest September 30. Fiscal year 2025 was the 53-week period that ended October 3, 2025, fiscal year 2024 was the 52-week period that ended September 27, 2024, and fiscal year 2023 was the 52-week period that ended September 29, 2023.
Variable Interest Entities
    For entities in which the Company has variable interests, the Company focuses on identifying which entity has the power to direct the activities that most significantly impact the variable interest entity’s economic performance and which entity has the obligation to absorb losses or the right to receive residual returns from the variable interest entity. If the Company is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the variable interest entity will be included in the Company’s consolidated financial statements. As of October 3, 2025, the Company had variable interests in two entities, neither of which were consolidated by the Company.
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
Restricted Cash
    Restricted cash primarily consists of cash collateral related to certain leases and inventory arrangements. Restricted cash is included in other assets on the Company's Consolidated Balance Sheets. Cash and cash equivalents and restricted cash as reported within the Consolidated Statements of Cash Flows consisted of the following:

	October 3, 2025		September 27, 2024
(In millions)	Beginning of Period	End of Period	Beginning of Period	End of Period
Cash and cash equivalents	$168.7	$145.0	$152.6	$168.7
Restricted cash	1.7	2.1	1.4	1.7
Total as presented in the Consolidated Statements of Cash Flows	$170.4	$147.1	$154.0	$170.4

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
    Credit is extended to customers based on an evaluation of the customer’s financial condition, and collateral is not required. In certain circumstances, a customer may be required to prepay all or a portion of the contract price prior to transfer of control. During the periods presented, one of the Company's customers accounted for a significant portion of revenues, as set forth below:

	Fiscal Years
	2025	2024	2023
Canon Medical Systems Corporation	18.0%	17.6%	16.5%
    Canon Medical Systems Corporation accounted for 14.0% and 9.5% of the Company’s accounts receivable as of October 3, 2025 and September 27, 2024, respectively.
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

    The following table summarizes the Company’s inventories, net:

(In millions)	October 3, 2025	September 27, 2024
Raw materials and parts	$228.1	$214.5
Work-in-process	31.3	16.2
Finished goods	40.0	34.1
Total inventories, net	$299.4	$264.8
    The Company recorded inventory write-downs of $3.8 million, $4.9 million, and $5.6 million in fiscal years ended 2025, 2024, and 2023, respectively.
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
    The following table summarizes the Company’s property, plant, and equipment, net:

(In millions)	October 3, 2025	September 27, 2024
Land	$8.6	$8.6
Buildings and leasehold improvements	166.3	165.5
Machinery and equipment	217.0	206.5
Construction in progress	36.9	25.0
Gross property, plant, and equipment	$428.8	$405.6
Less: Accumulated depreciation and amortization	(271.0)	(252.2)
Total property, plant, and equipment, net	$157.8	$153.4
    The Company recorded depreciation expense of $23.2 million, $21.2 million, and $19.5 million in fiscal years 2025, 2024 and 2023, respectively.
Equity Method Investments
    The Company accounts for its equity investments in privately-held companies under the equity method of accounting if the Company has the ability to exercise significant influence in, but not control of, these investments. The Company records impairment losses on its equity method investments if an impairment exists and is deemed to be other-than-temporary, which is based on various factors, including but not limited to, the length of time the fair value of the investment is below the carrying value, the absence of an ability to recover the carrying amount of the investment, and the inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. During fiscal year 2023, the Company recorded a before-tax impairment charge totaling $16.4 million, which is included in other expense, net in the Company's Consolidated Statements of Operations. There was no impairment recorded during fiscal years 2025 and 2024.
Marketable Securities
    The Company's marketable securities consist primarily of financial instruments such as United States treasury securities, United States agency obligations, corporate bonds, commercial paper, money market funds, and equity securities.

Marketable Debt Securities
    The Company's marketable debt securities are classified as available-for-sale. Classification of marketable debt securities is determined at the time of purchase, and the Company reevaluates such classification as of each balance sheet date. Marketable debt securities are recorded at estimated fair value and included in cash and cash equivalents, marketable securities, and other assets within the Consolidated Balance Sheets. Any unrealized gains or losses are included in accumulated other comprehensive loss within the Consolidated Balance Sheets. When the fair value of a marketable debt security declines below its amortized cost basis, any portion of that decline attributable to credit losses, to the extent expected to be nonrecoverable before the sale of the security, is recognized in the Consolidated Statements of Operations. When the fair value of a marketable debt security declines below its amortized cost basis due to changes in interest rates, such amounts are recorded in other comprehensive loss and are recognized in the Consolidated Statements of Operations only if the Company sells or intends to sell the security before recovery of its cost basis. There were no impairments related to marketable debt securities recorded during fiscal years 2025 and 2024.
Marketable Equity Securities
    Marketable equity securities are stated at fair value as determined by the most recently traded price of each security at the balance sheet date and included in other assets within the Consolidated Balance Sheets. All unrealized gains and losses on marketable equity securities are recorded as part of other expense, net in the Company's Consolidated Statements of Operations. See Note 4, Fair Value, for further details.
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
    The Company evaluates goodwill for impairment at least annually at the beginning of the fourth quarter of each fiscal year or whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The evaluation includes consideration of qualitative factors including industry and market considerations, overall financial performance, and other relevant events and factors affecting the reporting unit. If the Company determines that a quantitative analysis is necessary, the Company performs a step one analysis, which consists of a comparison of the fair value of a reporting unit against its carrying amount, including the goodwill allocated to each reporting unit. In fiscal years 2024 and 2023 the Company performed the annual goodwill qualitative impairment test for our two reporting units and determined that, at those dates, it was not more likely than not that the fair values of the reporting units were less than their carrying amount and accordingly recorded no impairment.
    During fiscal year 2025, changes in facts and circumstances related to a sustained decrease in the Company's stock price, a decrease in its market capitalization, and downward revisions in its longer term forecast received during the quarter, which included the impact of tariffs and the China Ministry of Commerce ("MOFCOM") initiating two investigations related to medical products imported into China (the "MOFCOM Investigations"), which were temporarily suspended in May 2025 and August 2025 and indefinitely suspended in November 2025, resulted in the Company determining that an indicator of possible impairment existed within its reporting units. Accordingly, in connection with the preparation of its financial statements for the three months ended July 4, 2025, the Company performed a quantitative impairment analysis to determine the fair values of those reporting units, using both an income approach utilizing the discounted cash flow method and a market approach utilizing the public company market multiple method. Based on the output of the analysis, the Company determined that the carrying of its Medical reporting unit exceeded its fair value. Accordingly, the Company recorded $93.9 million of impairment charge to its Medical reporting unit within impairment of goodwill in the Consolidated Statements of Operations. See Note 5 Goodwill and Intangible Assets, for further details.
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
    The following table presents the change in the direct supplier financing obligation:

(In millions)	October 3, 2025	September 27, 2024
Confirmed obligations outstanding at the beginning of the period	$2.6	$4.2
Invoices confirmed during the period	27.9	31.3
Confirmed invoices paid during the period	(27.6)	(32.9)
Confirmed obligations outstanding at the end of the period	$2.9	$2.6
Environmental Obligations
    The Company's operations and facilities, past and present, are subject to environmental laws, including laws that regulate the handling, storage, transport, and disposal of hazardous substances. Certain of those laws impose cleanup liabilities under certain circumstances. In connection with those laws and certain of our past and present operations and facilities, the Company is obligated to indemnify Varian for the cleanup liabilities related to prior corporate restructuring activities. The Company anticipates that it will be obligated to reimburse Varian for 20% of the liabilities of Varian related to these sites (after adjusting for any insurance proceeds or tax benefits received by Varian). As of October 3, 2025 and September 27, 2024, the Company's estimated environmental liability for these sites was $3.2 million and $3.9 million, net of expected insurance proceeds, respectively.
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
    The following table reflects the changes in the Company’s accrued product warranty:

(In millions)	October 3, 2025	September 27, 2024
Accrued product warranty, at beginning of period	$10.8	$7.7
New accruals charged to cost of revenues	13.0	21.0
Product warranty expenditures	(15.3)	(17.9)
Accrued product warranty, at end of period	$8.5	$10.8
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
Disaggregation of Revenue
    Revenue is disaggregated from contracts between geography and by reportable operating segment, which the Company believes best depicts how the nature, amount, timing, and uncertainty of revenues and cash flows are affected by economic factors. Refer to Note 13, Segment Information, for the disaggregation of the Company’s revenue based on reportable operating segments and Note 2, Revenue, for the disaggregation of revenue by geographic region and country.
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
Allowance for Credit Losses
    The Company evaluates the creditworthiness of customers prior to authorizing shipment for all major sale transactions. On a quarterly basis, the Company considers historical trends, current information and any reasonable and supportable forecasts to determine if an amount should be included in the allowance for credit losses. The Company had an allowance for credit losses of $2.1 million and $1.0 million as of October 3, 2025 and September 27, 2024, respectively.
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
    Vesting of certain performance stock units is linked to the achievement of performance goals based on Adjusted EBITDA margin. Share-based compensation expense for these performance stock units are recognized over the performance period based on the probability of achieving the performance targets. Certain performance stock units include a market condition based on our relative total shareholder return over the performance period compared to a predetermined peer group. The fair value of these awards is determined using a Monte Carlo simulation as of the date of the grant and share-based compensation expense will not be adjusted should the target awards vary from actual awards. For additional information, see Note 11, Employee Stock Plans, included in this report.
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
    The 2017 Tax Cuts and Jobs Act ("TCJA") included a provision requiring research and development expenditures to be capitalized for tax years beginning after December 31, 2021, which was effective for the Company starting in fiscal year 2023. With the 2025 One Big Beautiful Bill Act ("OBBBA"), this provision will be repealed starting in fiscal year 2026. As a result of this repeal, U.S. taxable income and cash taxes are expected to be lower over the next several years.
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
Recently Adopted Accounting Pronouncements
    In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures. ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within the segment measure of profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss, and the title and position of the entity’s CODM. ASU 2023-07 will be applied retrospectively and is effective for annual reporting periods in fiscal years beginning after December 15, 2023, and interim reporting periods in fiscal years beginning after December 31, 2024. The Company adopted this guidance beginning with this annual report and this guidance will be applied to interim periods starting in fiscal year 2026 on a retrospective basis. Refer to Note 13, Segment Information, for our segment reporting disclosures.
Recent Accounting Standards or Updates Not Yet Effective
    In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This standard responds to investor input by requiring public companies to disclose, in interim and annual reporting periods, additional information about certain expenses in the notes to the financial statements. This standard is effective for annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, but early adoption is permitted. The Company is currently evaluating the impact of this standard on our disclosures.
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
    The Company operates various manufacturing and marketing operations outside the United States. The Company's products are sold in three geographic regions: the Americas, EMEA, and APAC. The Americas includes North America (primarily the United States) and Latin America. EMEA includes Europe, the Middle East, India, and Africa. APAC includes Asia (other than India) and Australia. Revenues by region are based on the known final destination of products sold.
    The following table disaggregates the Company’s revenue by geographic region:

	Fiscal Years
(In millions)	2025	2024	2023
Americas	$276.5	$266.5	$281.8
EMEA	284.8	280.3	290.7
APAC	283.3	264.2	320.9
Total revenues, net	$844.6	$811.0	$893.4
    The following table disaggregates the Company’s revenue by country:

	Fiscal Years
(In millions)	2025	2024	2023
United States	$254.9	$257.7	$275.1
Japan	143.5	118.1	156.6
China	128.3	118.0	146.8
Other(1)	317.9	317.2	314.9
Total revenues, net	$844.6	$811.0	$893.4
(1) No individual country included in the Other category generated more than 10% of total revenues, net.
    Refer to Note 13, Segment Information, for the disaggregation of the Company's revenue based on reportable operating segments.

Right of Return Assets and Refund Liabilities
    Right of return assets are included within the prepaid expenses and other current assets, and other assets in the Consolidated Balance Sheets. Refund liabilities are included within the accrued liabilities and other current liabilities and other long-term liabilities in the Consolidated Balance Sheets. The following tables summarize the changes in the right of return assets and refund liabilities for the fiscal years ended October 3, 2025 and September 27, 2024:

(In millions)	Right of Return Assets
Balance at September 29, 2023	$26.0
Costs recovered from product returns during the period	(7.2)
Right of return assets from shipments of products subject to return during the period	5.6
Adjustment for actual vs. reserved product returns	0.8
Balance at September 27, 2024	$25.2
Costs recovered from product returns during the period	(6.7)
Right of return assets from shipments of products subject to return during the period	6.4
Balance at October 3, 2025	$24.9

(In millions)	Refund Liabilities
Balance at September 29, 2023	$28.9
Release of refund liability included in beginning of year refund liability	(8.0)
Additions to refund liabilities	6.2
Adjustment for actual vs. reserved product returns	0.9
Balance at September 27, 2024	$28.0
Release of refund liability included in beginning of year refund liability	(7.5)
Additions to refund liabilities	7.1
Adjustment for actual vs. reserved product returns	0.1
Balance at October 3, 2025	$27.7
    During fiscal year 2025, the Company recognized revenue of $7.9 million related to deferred revenue which existed at September 27, 2024. During fiscal year 2024, the Company recognized revenue of $9.9 million related to deferred revenue which existed at September 29, 2023.
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
    The investment in dpiX Holding is accounted for under the equity method of accounting. When the Company recognizes its share of net profits or losses of dpiX Holding, profits or losses in inventory purchased from dpiX are eliminated. In fiscal years 2025, 2024, and 2023, the Company recorded a loss on the equity investment in dpiX Holding of $2.3 million, $1.0 million, and $0.2 million, respectively. The loss on the equity investment in dpiX Holding is included in other expense, net in the Consolidated Statements of Operations. The carrying value of the equity investment in dpiX Holding was $22.5 million and $24.8 million at October 3, 2025 and September 27, 2024, respectively.

    During fiscal year 2023, the Company recorded an impairment of its investment in dpiX Holding of $16.4 million. See Note 1, Summary of Significant Accounting Policies, for details on the nature of the impairment. There were no impairments recorded during fiscal year 2025 or 2024.
    In fiscal years 2025, 2024 and 2023, the Company purchased glass transistor arrays from dpiX totaling $19.8 million, $18.0 million, and $18.7 million, respectively. These purchases of glass transistor arrays are included as a component of inventories, net on the Consolidated Balance Sheets or cost of revenues in the Consolidated Statements of Operations.
    As of October 3, 2025 and September 27, 2024, the Company had accounts payable to dpiX totaling $1.9 million and $3.0 million, respectively.
    In October 2013, the Company entered into an amended agreement with dpiX and other parties that, among other things, provides it with the right to 50% of dpiX’s total manufacturing capacity. In addition, the Company is required to pay for 50% of dpiX's fixed costs, as determined at the beginning of each calendar year. In January 2025, the Company's fixed cost commitment was determined and approved by the dpiX board of directors to be $13.7 million for calendar year 2025. As of October 3, 2025, the Company estimated it has fixed cost commitments of $3.4 million related to the amended agreement with dpiX through the remainder of the calendar year 2025. The amended agreement will continue unless the ownership structure of dpiX changes (as defined in the amended agreement).
    The Company has determined that dpiX Holding is a variable interest entity because the at-risk equity holders, as a group, lack the characteristics of a controlling financial interest. Majority votes are required to direct the manufacturing activities, legal operations and other activities that most significantly affect dpiX’s economic performance. The Company does not have majority voting rights and no power to unilaterally direct the activities of dpiX Holding, and therefore, is not the primary beneficiary of dpiX Holding. The Company’s exposure to loss as a result of its involvement with dpiX Holding is limited to the carrying value of the Company’s investment of $22.5 million and fixed cost commitments.
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
    In fiscal years 2025, 2024, and 2023, the Company recorded a loss on the equity investment in VEC of $0.0 million, $0.1 million, and $0.4 million respectively. The Company's investment in VEC was $2.0 million and $2.0 million as of October 3, 2025 and September 27, 2024, respectively. In fiscal years 2025 and 2024, the Company had loans and other receivables from VEC of $0.8 million and $0.7 million, respectively, which are recorded in prepaid expenses and other current assets in the Consolidated Balance Sheets.
4. FAIR VALUE
Assets and Liabilities Measured at Fair Value on a Recurring Basis
    The fair values of certain of the Company’s financial instruments, including bank deposits included in cash and cash equivalents, accounts receivable, net and accounts payable, approximate their fair values due to their short maturities. The fair values of the Company’s Senior Secured Notes, as defined in Note 6, Borrowings and measured using Level 1 inputs, and as of October 3, 2025 and September 27, 2024 was $375.8 million and $247.6 million respectively. The Company has elected to use the income approach to value its derivative instruments using standard valuation techniques and Level 2 inputs, such as currency spot rates, forward points and credit default swap spreads.

    In the tables below, the Company has segregated all assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

	Fair Value at October 3, 2025
(In millions)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Commercial paper	$—	$2.0	$—	$2.0
Corporate notes/bonds	—	4.0	—	4.0
Government agencies	—	2.0	—	2.0
U.S. treasury bills	—	15.8	—	15.8
Deferred compensation plan(1)	8.4	—	—	8.4
Marketable equity securities	3.6	—	—	3.6
Total assets measured at fair value	$12.0	$23.8	$—	$35.8

Liabilities:
Derivative liabilities	$—	$10.4	$—	$10.4
Total liabilities measured at fair value	$—	$10.4	$—	$10.4
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
Nonrecurring Fair Value Measurements
    During fiscal year 2025, the Company assessed its goodwill for impairment and concluded that the carrying value of the Medical reporting unit was greater than its fair value. The nonrecurring fair value measurements used by the Company to determine the impairment of the Medical reporting unit goodwill was calculated by equal weighting of the income approach based on estimated discounted future cash flows and the market approach based on comparable publicly traded companies in similar lines of businesses. Under the income approach, fair value is determined based on a discounted cash flow technique that uses estimates of cash flows discounted to present value using rates commensurate with the risks associated with those cash flows. Under the market approach, a market-based value is derived by relating multiples of revenue for a group of comparable public companies to the same measure for each reporting unit to estimate fair value. This valuation resulted in a Level 3 nonrecurring fair value measurement. See Note 5, Goodwill and Intangible Assets, for further information on the nature of the impairment.
Marketable Debt Securities
    The following is a summary of marketable debt securities, which are included within the cash and cash equivalents, marketable securities, and other assets balances on the Consolidated Balance Sheets.

	October 3, 2025
(In millions)	Amortized Costs	Unrealized Losses	Fair Value
Commercial paper	$2.0	$—	$2.0
Corporate notes/bonds	4.1	(0.1)	4.0
U.S. treasury bills	15.8	—	15.8
Government agencies	2.0	—	2.0
Total marketable debt securities	$23.9	$(0.1)	$23.8

	September 27, 2024
(In millions)	Amortized Costs	Unrealized Gains	Fair Value
Corporate notes/bonds	$16.4	$0.1	$16.5
U.S. treasury bills	6.1	—	6.1
Government agencies	18.3	—	18.3
Certificates of deposit	0.9	—	0.9
Total marketable debt securities	$41.7	$0.1	$41.8
    The contractual maturities of marketable debt securities as of October 3, 2025, are shown in the table below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	October 3, 2025
(In millions)	Amortized Costs	Fair Value
Contractual maturities:
Due within one year	$23.9	$23.8
Total marketable debt securities	$23.9	$23.8
    During the fiscal year ended October 3, 2025, there were no gross realized gains or losses from the sale of certain marketable debt securities that were reclassified out of accumulated other comprehensive loss.
    The following tables summarize the balance sheet locations for marketable debt securities:

	October 3, 2025
(In millions)	Commercial Paper	Corporate Notes/Bonds	Government Agencies	Treasury Bills	Total
Cash and cash equivalents	$—	$—	$—	$13.7	$13.7
Marketable securities	2.0	4.0	2.0	2.1	10.1
Total marketable debt securities	$2.0	$4.0	$2.0	$15.8	$23.8

	September 27, 2024
(In millions)	Corporate Notes/Bonds	Government Agencies	Treasury Bills	Certificates of Deposit	Total
Cash and cash equivalents	$—	$—	$1.0	$—	$1.0
Marketable securities	10.5	16.3	4.1	0.9	31.8
Other assets	6.0	2.0	1.0	—	9.0
Total marketable debt securities	$16.5	$18.3	$6.1	$0.9	$41.8

5. GOODWILL AND INTANGIBLE ASSETS
    The following table reflects goodwill by reportable operating segment:

(In millions)	Medical	Industrial	Total
Balance at September 27, 2024	$173.0	$118.0	$291.0
Impairment of goodwill	(93.9)	—	(93.9)
Foreign currency translation adjustments	0.7	0.6	1.3
Balance at October 3, 2025	$79.8	$118.6	$198.4

	Medical	Industrial	Total
Balance at October 3, 2025
Goodwill	$173.7	$118.6	$292.3
Accumulated impairment losses	(93.9)	—	(93.9)
Total goodwill	$79.8	$118.6	$198.4
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
    As a result, in connection with the preparation of its financial statements for the three months ended July 4, 2025, the Company performed a quantitative impairment analysis for goodwill related to its Medical and Industrial reporting units. The fair value of the reporting units were determined using both an income approach utilizing the discounted cash flow method and market approach utilizing the public company market multiple method. Based on this analysis, the Company determined that the carrying amount of the Medical reporting unit exceeded fair value, and recorded a goodwill impairment charge of $93.9 million to its Medical reporting unit within impairment of goodwill in the Consolidated Statements of Operations. Additionally, based on the output of the analysis, the Company determined that the fair value of the Industrial reporting unit exceeded its carrying amount. Accordingly, no impairment charge was recorded relating to its Industrial reporting unit.
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
    The following table reflects the gross carrying amount and accumulated amortization of the Company’s finite-lived intangible assets included in intangible assets, net in the Consolidated Balance Sheets:

	October 3, 2025			September 27, 2024
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired existing technology	$74.9	$(65.5)	$9.4	$73.8	$(63.5)	$10.3
Patents, licenses and other	6.2	(6.2)	—	12.6	(12.6)	—
Customer contracts and supplier relationship	52.3	(47.7)	4.6	52.8	(47.0)	5.8
Total intangible assets	$133.4	$(119.4)	$14.0	$139.2	$(123.1)	$16.1
    Amortization expense for intangible assets was $4.0 million, $9.9 million, and $13.7 million in fiscal years 2025, 2024, and 2023, respectively.

    As of October 3, 2025, the estimated future amortization expense of intangible assets with finite lives is as follows:

(In millions)
Fiscal Years:
2026	$4.1
2027	3.8
2028	3.7
2029	1.9
2030	0.2
Thereafter	0.3
Total	$14.0
6. BORROWINGS
    The following table summarizes the Company’s short-term and long-term debt:

	October 3, 2025	September 27, 2024
(In millions, except for percentages)	Amount	Amount	Contractual Interest Rate	Effective Interest Rate
Current maturities of long-term debt:
Convertible Senior Unsecured Notes	$—	$45.0	4.0%	4.8%
Other debt	1.5	1.5
Total current maturities of long-term debt	$1.5	$46.5

Non-current maturities of long-term debt:
Convertible Senior Unsecured Notes(1)	$—	$155.0	4.0%	4.8%
Senior Secured Notes	368.0	243.0	7.9%	8.2%
Other debt	0.4	2.1
Total non-current maturities of long-term debt	$368.4	$400.1

Unamortized issuance costs and debt discounts:
Unamortized issuance costs - Convertible Notes	$—	$(1.0)
Unamortized issuance costs, net of debt premium - Senior Secured Notes	(2.4)	(2.2)
Total unamortized issuance costs and debt discounts	(2.4)	(3.2)
Total debt outstanding, net	$367.5	$443.4
(1) This amount has been excluded from current liabilities as it is supported by the Revolving Credit Facility and restricted cash from the proceeds of the Senior Secured Notes Add On (as defined below), which are expected to remain outstanding for an uninterrupted period extending beyond one year from the balance sheet date.

    Future principal payments of long-term debt outstanding as of October 3, 2025 are as follows:

(In millions)
Fiscal Years:
2026	$1.5
2027	368.4
2028	—
2029	—
2030	—
Thereafter	—
Total debt outstanding	$369.9
Less: current maturities of long-term debt	(1.5)
Non-current portion of long-term debt	$368.4

    The following table summarizes the Company’s interest expense:

	Fiscal Years
(In millions)	2025	2024	2023
Contractual interest coupon and other	$32.7	$26.8	$26.7
Amortization of debt issuance costs	2.8	3.4	2.6
Total interest expense	$35.5	$30.2	$29.3
Senior Secured Revolving Credit Facility
    On March 26, 2024, the Company entered into a senior secured revolving credit agreement (the "Credit Agreement") providing for a senior secured revolving credit facility of up to $155.0 million (the “Revolving Credit Facility”). Simultaneous with its entry into the Revolving Credit Facility, the Company terminated its $100.0 million asset-based loan revolving credit facility (the "ABL Facility"), dated as of September 30, 2020. As of October 3, 2025, the Revolving Credit Facility remains undrawn.
    The maximum availability under the Revolving Credit Facility is $155.0 million, which is available to the Company for revolving loans in U.S. dollars and for the issuance of letters of credit. As of October 3, 2025, the amount available under the Revolving Credit Facility was $154.8 million. The Company may make and repay borrowings from time to time until the maturity of the Revolving Credit Facility. Borrowings under the Revolving Credit Facility will mature, and lending commitments thereunder will terminate, on September 26, 2027. The interest rate for Revolving Credit Facility borrowings is the Secured Overnight Financing Rate (“SOFR”) (subject to a floor of 0.00%) plus a margin of 2.00% to 2.75%, depending on the consolidated total net leverage ratio of the Company (as defined in the Credit Agreement). Alternatively, the Company has the option of selecting a base rate equal to the highest of (a) the prime rate, (b) the Federal Funds Rate plus 0.50% and (c) the one-month SOFR (subject to a floor of 0.00%) plus a margin of 1.00%. A Base Rate Loan also has an additional margin of 1.00% to 1.75%. depending on the consolidated total net leverage ratio of the Company at that time. An unused commitment fee of 0.375% per annum was payable from March 26, 2024 until June 28, 2024, and thereafter an unused commitment fee of between 0.30% to 0.40% per annum is payable quarterly on the actual daily unused portion of the Revolving Credit Facility, depending on the consolidated total net leverage ratio of the Company.
    Debt issuance costs, including unamortized deferred costs for continuing lenders under the previously existing ABL Facility, of $2.3 million were capitalized and are included within other assets on the Consolidated Balance Sheets. These costs will be amortized over the term of the new agreement and will be recorded within interest expense in the Consolidated Statements of Operations.
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
Equipment Credit Agreement
    On April 26, 2024, the Company entered into a secured delayed draw term loan credit agreement (the “Equipment Credit Agreement”), providing for a secured equipment credit facility of up to $20.0 million (the “Equipment Credit Facility”). On December 20, 2024, the Company terminated the Equipment Credit Agreement and recognized $0.1 million of the remaining unamortized issuance costs in interest expense in the Consolidated Statements of Operations. There was no principal balance outstanding under the Equipment Credit Facility when it was terminated.
Convertible Senior Unsecured Notes
    On June 9, 2020, Varex issued $200.0 million in aggregate principal amount of 4.00% Convertible Senior Unsecured Notes due 2025 (“Convertible Notes”). The net proceeds from the issuance of the Convertible Notes, after deducting transaction fees and offering expense payable by the Company, were approximately $193.1 million. The Convertible Notes bore interest at the annual rate of 4.00%, payable semiannually on June 1 and December 1 of each year. On June 1, 2025, the Convertible Notes matured and were settled using $200.0 million in cash.
Call Spread
    On June 4, 2020 and June 5, 2020, Varex entered into privately negotiated warrant transactions (collectively, the “Warrant Transactions”), whereby the Company sold warrants at a higher strike price relating to the same number of shares of Varex common stock that initially underlie the Convertible Notes, subject to customary anti-dilution adjustments. The initial strike price of the warrants is $24.975 per share (subject to adjustment under the terms of the Warrant Transactions), which was 50% above the last reported sale price of Varex common stock on June 4, 2020. The Warrant Transactions could have a dilutive effect to the Company's stockholders to the extent that the market price per share of Varex common stock, as measured under the terms of the Warrant Transactions, exceeds the applicable strike price of the warrants. The number of shares underlying the Warrant Transactions is 9.6 million. The number of warrants outstanding as of October 3, 2025 was 9.6 million. The warrants expire after a 90 day trading period (as described in the warrant agreements) that begins on September 2, 2025.
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
    On December 20, 2024, the Company issued an additional $125.0 million of Senior Secured Notes (the "Senior Secured Notes Add On") pursuant to the Base Indenture, as supplemented by a supplemental indenture, dated December 20, 2024. The net proceeds from the Senior Secured Notes Add On after initial purchasers’ premium, commissions, estimated fees, accrued interest in arrears, and expenses of $1.1 million, were approximately $123.9 million. The Company used the proceeds from the offering to repay a portion of the Convertible Notes on their maturity date of June 1, 2025. As of October 3, 2025, the aggregate principal amount of the outstanding Senior Secured Notes was $368.0 million.
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
    A reconciliation of the numerator and denominator used in the calculation of basic and diluted net (loss) income per common share is as follows:

	Fiscal Years
(In millions, except per share amounts)	2025	2024	2023
Net (loss) income per share - basic
Net (loss) income attributable to Varex	$(70.3)	$(48.8)	$47.4
Basic weighted average shares outstanding	41.4	40.8	40.3
Basic net (loss) income per share attributable to Varex	$(1.70)	$(1.20)	$1.18

Net (loss) income per share - diluted
Net (loss) income attributable to Varex	$(70.3)	$(48.8)	$47.4
Interest expense on Convertible Notes, net of tax	—	—	6.2
Diluted net (loss) income	$(70.3)	$(48.8)	$53.6

Basic weighted average shares outstanding	41.4	40.8	40.3
Dilutive effect of Convertible Notes	—	—	9.6
Dilutive effect of share-based awards and other	—	—	0.4
Diluted weighted average shares outstanding	41.4	40.8	50.3
Diluted net (loss) income per share attributable to Varex	$(1.70)	$(1.20)	$1.07

Anti-dilutive share summary
Share-based awards and other	3.4	3.3	2.7
Convertible notes	—	9.6	—
Warrants	9.6	9.6	9.6
Total anti-dilutive shares	13.0	22.5	12.3
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
8. LEASES
    The Company has operating and finance leases for office space, warehouse and manufacturing space, vehicles, and certain equipment. The Company's lease agreements do not contain any material residual value guarantees, variable lease costs, bargain purchase options or restrictive covenants. The Company does not have any lease transactions with related parties. Leases with an initial term of 12 months or less are generally not recorded on the balance sheet and expense for these leases is recognized on a straight-line basis over the lease term. The Company's leases have remaining lease terms of less than one year to approximately ninety-three years, some of which may include options to extend the leases for up to five years and some include options to terminate early. These options have been included in the determination of the lease liability when it is reasonably certain that the option will be exercised.
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

    The following table presents supplemental balance sheet information related to the Company's operating and finance leases:

(In millions)	Balance Sheet Location	October 3, 2025	September 27, 2024
Assets
Operating lease right-of-use assets	Operating lease assets	$29.4	$28.3
Finance lease right-of-use assets	Property, plant, and equipment, net	5.7	6.6
Liabilities
Operating lease liabilities (current)	Current operating lease liabilities	4.4	4.0
Finance lease liabilities (current)	Accrued liabilities and other current liabilities	0.4	0.4
Operating lease liabilities (non-current)	Operating lease liabilities	24.0	23.0
Finance lease liabilities (non-current)	Other long-term liabilities	5.6	5.9
    The following table presents the weighted average remaining lease term and discount rate information related to the Company's operating and finance leases:

	October 3, 2025	September 27, 2024
Operating lease weighted average remaining lease term (in years)	7.7	7.9
Operating lease weighted average discount rate	7.2%	8.0%
Finance lease weighted average remaining lease term (in years)	13.2	13.9
Finance lease weighted average discount rate	6.1%	6.1%
    The following table provides information related to the Company’s operating and finance leases:

(In millions)	2025	2024	2023
Total operating lease costs(1)	$6.2	$6.3	$5.8

Amortization of right-of-use assets	$1.0	$0.3	$0.2
Interest on lease liabilities	0.4	—	—
Total finance lease costs	$1.4	$0.3	$0.2

Operating cash flows from operating leases	$6.1	$5.9	$7.8
Operating cash flows from finance leases	0.4	—	—
Financing cash flows from finance leases	0.6	0.5	0.3
Total cash paid for amounts included in the measurement of lease liabilities	$7.1	$6.4	$8.1

Noncash operating right-of-use assets obtained in exchange for new lease liabilities	$8.1	$5.4	$10.6
Noncash finance right-of-use assets obtained in exchange for new lease liabilities	0.2	6.5	0.2
Total right-of-use assets obtained in exchange for new lease liabilities	$8.3	$11.9	$10.8
(1) Includes variable and short-term lease expense, which were immaterial for fiscal years 2025, 2024, and 2023.

    As of October 3, 2025, maturities of operating lease and finance lease liabilities for each of the following five years and a total thereafter were as follows:

(In millions)
Fiscal years:	Operating Leases	Finance Leases
2026	$6.2	$0.7
2027	5.5	0.7
2028	4.5	0.6
2029	3.7	0.6
2030	3.6	0.6
Thereafter	14.0	5.5
Total future lease payments	$37.5	$8.7
Less: imputed interest	(9.1)	(2.7)
Present value of lease liabilities	$28.4	$6.0
    As of October 3, 2025, the Company had not entered into any material leases that have not yet commenced.
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
    As of October 3, 2025, the Company had the following outstanding derivatives designated as net investment hedging instruments:

(In millions, except number of instruments)	Number of Instruments	Notional Value
Cross currency swap contracts	2	$51.8

    The following table summarizes the amount of pre-tax income recognized from derivative instruments for the periods indicated and the line items in the accompanying Consolidated Statements of Operations where the results are recorded for net investment hedges:

	Amount of Loss Recognized in OCI on Derivatives Fiscal Year Ended			Location of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)	Amount of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing) Fiscal Year Ended
(In millions)	2025	2024	2023		2025	2024	2023
Cross currency swap contracts	$(2.7)	$(3.9)	$(4.4)	Interest expense	$0.8	$0.9	$0.9
    These derivative instruments are subject to master netting agreements giving effect to rights of offset with each counterparty. None of the balances were eligible for netting. The following table summarizes the gross fair values of derivative instruments as of the periods indicated and the line items in the accompanying Consolidated Balance Sheets where the instruments are recorded:

(In millions)		Derivative Assets and Liabilities
Derivatives Designated as Net Investment Hedges	Balance Sheet Location	October 3, 2025	September 27, 2024
Cross currency swap contracts	Prepaid expenses and other current assets	$—	$1.0
Cross currency swap contracts	Accrued liabilities and other current liabilities	10.4	—
Cross currency swap contracts	Other long-term liabilities	$—	$8.6
Derivatives not Designated as Hedging Instruments
    During the second quarter of fiscal year 2025, the Company elected to partially dedesignate $6.9 million of the cross currency swap contracts that ceased to meet the effectiveness criteria and hedge accounting was discontinued. At the time of dedesignation, the total amount recorded for the dedesignated portion as a cumulative fair value basis adjustment on the cross currency swap was a loss of $0.4 million. The loss on the cross currency swap dedesignation is recorded in accumulated other comprehensive loss where it will remain until such time that substantial liquidation of the international operations should occur. The dedesignated cross currency swap contract is considered an economic hedge of the Company's investments in wholly-owned international operations. As such, changes in the fair value of the dedesignated cross currency swap after the date of dedesignation have been reported in other expense, net in the Consolidated Statements of Operations. During the third quarter of fiscal year 2025, the Company unwound the dedesignated portion of its outstanding cross currency swap contract which resulted in cash paid upon settlement of $0.8 million. The Company recognized $0.1 million of loss on the unwinding of the dedesignated portion, which was reported in other expense, net in the Consolidated Statements of Operations.
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

    The following table shows the notional amounts of outstanding foreign currency contracts as of October 3, 2025:

	Notional Value of Derivatives not Designated as Hedging Instruments:
(In millions of equivalent USD)	Buy Contracts	Sell Contracts
Australian Dollar	$—	$2.9
Chinese Renminbi	—	15.6
Euro	—	27.8
Japanese Yen	7.3	—
Mexican Peso	—	1.3
Philippine Peso	16.3	—
Swiss Franc	2.4	—
Total notional value	$26.0	$47.6
10. NONCONTROLLING INTERESTS
    In September 2018, the Company entered into a partnership in Saudi Arabia. The Company has majority voting rights with an approximate 75% interest. Accordingly, the Company has consolidated the operations of the Saudi Arabia partnership in its Consolidated Balance Sheets and recorded the noncontrolling interests. The noncontrolling interest related to the partner’s 25% interest is included in noncontrolling interests in the equity section of the Company’s Consolidated Balance Sheets. Income representing the noncontrolling partner's share of income from operations is included in the Company's Consolidated Statements of Operations.
    In April 2015, the Company acquired 73.5% of the then outstanding shares of MeVis Medical, a publicly traded company based in Bremen, Germany that provides image processing software and services for cancer screening. In August 2015, the Company, through one of its German subsidiaries, entered into a Domination and Profit and Loss Transfer Agreement (the “DPLTA”) with MeVis Medical. In fiscal years 2017 and 2018, the Company purchased an additional 0.2% of outstanding shares such that the Company now owns 73.7% of the outstanding shares of common stock of MeVis Medical. Under the DPLTA, MeVis Medical subordinates its management to the Company and undertakes to transfer all its annual profits and losses to the Company. In return, the DPLTA grants the noncontrolling shareholders of MeVis Medical, an annual recurring net compensation of €0.95 per MeVis Medical share. At October 3, 2025, noncontrolling shareholders together held approximately 0.5 million shares of MeVis Medical, representing 26.3% of the outstanding shares.
    During the first quarter of fiscal year 2024, the Company acquired a controlling interest in MeVis Breastcare, in which the Company now holds an 87.1% ownership interest. In connection with this acquisition, the Company recorded an associated noncontrolling interest of $0.7 million.
    The changes in noncontrolling interests were as follows:

	Fiscal Years
(In millions)	2025	2024
Noncontrolling interests, at beginning of period	$14.1	$13.3
Net income attributable to noncontrolling interests	0.4	0.5
Business acquisitions	—	0.7
Other	(0.5)	(0.4)
Noncontrolling interests, at end of period	$14.0	$14.1
11. EMPLOYEE STOCK PLANS
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

    In January 2017, Varex stockholders approved the 2017 ESPP, which provides eligible employees with an opportunity to purchase shares of Varex common stock at 85% of the lower of its fair market value at the start and end of a six-month purchase period. During fiscal year 2025, the Company's Board of Directors approved an increase in the number of shares available for issuance under the 2017 ESPP of 0.9 million shares. As of October 3, 2025 the 2017 ESPP provides for the purchase of up to 2.7 million shares of Varex common stock.
Share-Based Compensation Expense
    Share-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest. Share-based compensation expense includes expenses related to the Company’s direct employees.
    The table below summarizes the effect of recording share-based compensation expense and the option value of the employee stock purchase plan shares:

	Fiscal Years
(In millions)	2025	2024	2023
Cost of revenues	$2.0	$1.8	$1.7
Research and development	3.2	3.4	3.3
Selling, general, and administrative	9.8	10.1	8.5
Total share-based compensation expense	$15.0	$15.3	$13.5
    The unrecognized share-based compensation cost as of October 3, 2025 was $20.3 million, and is expected to be recognized over a weighted average period of 2.1 years. As of October 3, 2025, there were approximately 4.5 million and 0.8 million shares of common stock available for future issuances under the 2020 Stock Plan and the 2017 ESPP, respectively.
    The Company utilized the Black-Scholes valuation model for estimating the fair value of stock options granted and the option component of ESPP grants. The Company calculated the fair value of option grants and the option component of ESPP grants on the respective dates of grant using the following weighted average assumptions:

	Employee Stock Option Plan			Employee Stock Purchase Plans
	Fiscal Years			Fiscal Years
	2025	2024	2023	2025	2024	2023
Expected term (in years)	—	6.1	6.9	0.5	0.5	0.5
Risk-free interest rate	—%	3.8%	3.6%	4.4%	5.2%	4.8%
Expected volatility	—%	45.7%	43.9%	57.3%	34.2%	34.8%
Expected dividend	—%	—%	—%	—%	—%	—%
Weighted average fair value at grant date	$—	$5.85	$9.75	$3.79	$3.97	$4.96
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
Stock Option Activity
    The following table summarizes the activity for stock options under Varex’s employee incentive plans for the Company’s employees:

(In thousands, except per share amounts and the remaining term)	Options	Price Range	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value(1)
Outstanding at September 27, 2024	2,097	$13.61 - $37.60	$26.79	5.5	$—
Canceled, expired or forfeited	(267)	$22.13 - $37.60	34.84	—	—
Outstanding at October 3, 2025	1,830	$13.61 - $31.42	$25.61	5.1	$—
Exercisable at October 3, 2025	1,675	$13.61 - $31.42	$25.89	4.9	$—
(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and the closing price of Varex common stock of $11.94 as of October 3, 2025, the last trading date of the Company's respective fiscal years, and which represents the amount that would have been received by the option holders had all option holders exercised their options and sold the shares received upon exercise as of that date.
    The grant-date fair value of options granted during fiscal years 2025, 2024, and 2023 was $0.0 million, $0.1 million and $4.0 million, respectively. The total intrinsic value of the options exercised during the years ended October 3, 2025, September 27, 2024, and September 29, 2023 was $0.0 million, $0.0 million and $0.1 million, respectively.
Restricted Stock Units, Performance Stock Units, Restricted Stock Awards and Deferred Stock Units
    The Company issues performance stock units ("PSUs") to certain officers and key employees in connection with our long-term incentive program. Each PSU represents the right to receive one share of our common stock, provided that the applicable performance and vesting conditions are satisfied. The fair value of PSUs are linked to the achievement of financial performance metrics or a market condition based on our relative total shareholder return over the performance period compared to a predetermined peer group.
    The following table summarizes the activity for restricted stock units, performance stock units, restricted stock awards and deferred stock units under the 2020 Stock Plan:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant-Date Fair Value
Outstanding at September 27, 2024	1,670	$20.74
Granted	776	14.95
Vested	(407)	21.30
Canceled or expired	(93)	20.40
Outstanding at October 3, 2025	1,946	$18.35
    The total grant-date fair value of shares granted was $11.6 million, $17.2 million, and $11.3 million for fiscal years 2025, 2024, and 2023, respectively. Shares outstanding at October 3, 2025, September 27, 2024, and September 29, 2023 had an estimated market value of $23.2 million, $20.0 million, and $24.0 million, respectively.
12. TAXES ON INCOME (LOSS)
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

    The income tax expense (benefit) was as follows:

	Fiscal Years
(In millions)	2025	2024	2023
Current income tax expense:
Federal	$4.6	$9.7	$9.8
State and local	0.5	0.6	0.3
Foreign	6.3	4.6	12.6
Total current	$11.4	$14.9	$22.7
Deferred income tax (benefit) expense:
Federal	$—	$38.5	$(37.9)
State and local	(0.2)	(1.1)	(0.2)
Foreign	(0.5)	1.0	(1.2)
Total deferred	(0.7)	38.4	(39.3)
Income tax expense (benefit)	$10.7	$53.3	$(16.6)
    The (loss) income before taxes are generated from the following geographic areas:

	Fiscal Years
(In millions)	2025	2024	2023
United States	$(25.8)	$(15.1)	$(6.2)
Foreign	(33.4)	20.1	37.5
(Loss) income before taxes	$(59.2)	$5.0	$31.3
    The effective tax rate differs from the U.S. federal statutory tax rate as a result of the following:

	Fiscal Years
	2025	2024	2023
Federal statutory income tax rate	21.0%	21.0%	21.0%
State and local taxes, net of federal tax benefit	(0.4)	(7.5)	0.3
Impairment of goodwill	(33.3)	—	—
Statutory rate change impact on prior year deferreds	—	(0.3)	—
Return to provision	1.3	(30.9)	(4.7)
Research and development credit	5.0	(41.9)	(8.4)
Foreign rate difference	(3.0)	(1.6)	6.3
Share-based compensation	(2.7)	43.6	3.8
Change in valuation allowance	(7.1)	1,101.1	(65.7)
U.S. tax reform - international provisions	2.1	(32.0)	(9.2)
Other	(1.0)	14.5	3.6
Effective tax rate	(18.1)%	1,066.0%	(53.0)%

    During fiscal year 2025, the Company's effective tax rate varied from the U.S. federal statutory rate of 21% primarily due to the goodwill impairment that took place in the third quarter of fiscal year 2025, the unfavorable impact of U.S. deferred tax attributes and losses in certain foreign jurisdictions for which a valuation allowance is provided, as well as profit in foreign jurisdictions with statutory tax rates greater than 21%. These unfavorable items were partially offset by the favorable impact of U.S. tax reform regarding international provision, R&D credits, and return to provision adjustments.
    The Organization for Economic Cooperation and Development enacted model rules for Pillar Two, which became effective for the Company in fiscal year 2025. However, on June 28, 2025, the G7 released a joint statement that it had reached an understanding with the United States for a side-by-side system based on certain accepted principles, including that U.S.-parented groups, such as ours, would be exempted from certain provisions of Pillar Two. As a result, there remains a great deal of uncertainty as to the final Pillar Two model rules applicable to our Company and its subsidiaries. The Company has estimated its fiscal year 2025 Pillar Two tax expense, and has included these amounts in the calculation of the fiscal year 2025 tax provision.
    On July 4, 2025, the OBBBA was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions, including the option to claim 100% accelerated depreciation deductions and qualified property, with retrospective application beginning January 20, 2025. The legislation has multiple effective dates, with the 100% accelerated depreciation deduction starting to be effective during the fiscal year ended October 3, 2025, and others implemented through future years.
    During fiscal year 2024, the Company’s effective tax rate varied from the U.S. federal statutory rate of 21% primarily due to the unfavorable impact of U.S. deferred tax attributes and losses in certain foreign jurisdictions for which a valuation allowance is provided, as well as profit in foreign jurisdictions with statutory tax rates greater than 21%. These unfavorable items were partially offset by the favorable impact of U.S. tax reform regarding international provision, R&D credits, and return to provision adjustments.
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

    The significant components of deferred tax assets and liabilities are as follows:

(In millions)	October 3, 2025	September 27, 2024
Deferred tax assets:
Inventory adjustments	$4.4	$4.7
Share-based compensation	6.8	6.3
Product warranty	1.6	2.0
Unrealized exchange gain	3.7	3.0
Deferred compensation	2.0	1.7
Net operating loss carryforwards	18.6	18.9
Accrued vacation	0.6	0.6
Accrued incentives	0.9	0.3
Credit carryforwards	4.2	3.6
Deferred financing fees	0.1	2.5
Interest expense limitation	1.1	—
Capitalized interest	1.0	1.1
Lease liabilities	6.4	7.5
Investments in privately held companies	4.2	4.0
Royalty advance	1.5	6.6
Research and experimentation capitalization	37.8	30.8
Other DTA	5.2	3.9
	$100.1	$97.5
Less: Valuation allowance	(79.4)	(74.7)
Total deferred tax assets	$20.7	$22.8
Deferred tax liabilities:
Acquired intangibles	$(3.4)	$(3.9)
Property, plant and equipment	(5.7)	(7.1)
Goodwill amortization	—	(6.0)
Operating lease assets	(6.1)	(7.3)
Other DTL	(8.1)	(1.2)
Total deferred tax liabilities	(23.3)	(25.5)
Net deferred tax liabilities	$(2.6)	$(2.7)
Reported As:
Deferred tax assets	$20.7	$22.8
Deferred tax liabilities	(23.3)	(25.5)
Net deferred tax liabilities	$(2.6)	$(2.7)

    The Company is maintaining its reinvestment assertion with respect to foreign earnings for the year ended October 3, 2025, which is that all earnings prior to fiscal year 2018 are permanently reinvested for all countries, and that all earnings for Varex Imaging Sweden and Oy Varex Imaging Finland, are also indefinitely reinvested in those countries, but post fiscal year 2017 earnings in all other countries are not permanently reinvested. Due to the level of earnings available for repatriation, the treaty benefits applicable to jurisdictions in which those earnings are located, and the now favorable U.S. tax treatment of repatriated foreign earnings, the amount of deferred tax liability recorded related to the potential repatriation is approximately $0.1 million. This estimated liability is for U.S. state income taxes and foreign withholding taxes that would apply if the foreign earnings were repatriated in the form of a dividend.
    As of October 3, 2025, the Company had foreign net operating loss carryforwards ("NOL") of approximately $89.6 million carried forward indefinitely.
    A valuation allowance is provided if it is more likely than not that some or all of the deferred tax assets will not be realized. Also, net operating loss carryforwards in jurisdictions with current losses provide uncertainty for realization. As of October 3, 2025, based on the Company’s assessment of the realizability of net deferred tax assets, it reached the conclusion that it was more likely than not that one of its Indian subsidiaries' deferred tax assets are not realizable. As a result, a valuation allowance was placed against the subsidiaries' Indian deferred tax assets. The Company also maintains full valuation allowances against the net deferred tax assets in Sweden, the United Kingdom, the United States, and Saudi Arabia, due to recent historical losses and/or the uncertainty of future taxable income to realize those net operating losses. The valuation allowance increased by $4.7 million during fiscal year 2025 and increased by $56.0 million during fiscal year 2024.
    The changes in the Company's valuation allowance for deferred tax assets were as follows:

	Fiscal Years
(In millions)	2025	2024	2023
Valuation allowance balance–beginning of fiscal year	$74.7	$18.7	$32.2
Other increases	4.7	56.0	—
Other decreases	—	—	(13.5)
Valuation allowance balance—end of fiscal year	$79.4	$74.7	$18.7
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
    The changes in the Company’s unrecognized tax benefits were as follows:

	Fiscal Years
(In millions)	2025	2024
Unrecognized tax benefits balance–beginning of fiscal year	$1.6	$1.4
Additions based on tax positions related to the current year	0.2	0.2
Reductions resulting from the expiration of the applicable statute of limitations	(0.5)	—
Unrecognized tax benefits balance—end of fiscal year	$1.3	$1.6
    As of October 3, 2025 and September 27, 2024, the total amount of gross unrecognized tax benefits was $1.3 million and $1.6 million, respectively, all of which would affect the effective tax rate if recognized.
    The Company includes interest and penalties related to income taxes within income tax expense (benefit) on the Consolidated Statements of Operations. Interest and penalties of $0.1 million, $0.2 million, and $0.2 million were included for the fiscal periods ended October 3, 2025, September 27, 2024, and September 29, 2023, respectively.
    The Company files U.S. federal and state income tax returns and non-U.S. income tax returns in various jurisdictions. All of these returns are subject to examination by their respective taxing jurisdictions from the date of filing through each applicable statute of limitation period. Other periods for entities acquired are still open and subject to examination. Generally, periods prior to 2015 are no longer subject to examination.
13. SEGMENT INFORMATION
    The Company has two reportable operating segments: Medical and Industrial, which aligns with how its CEO, who is the Company's Chief Operating Decision Maker (“CODM”) reviews the Company’s performance. The segments align the Company’s products and service offerings with customer use in medical and industrial markets and are consistent with how the Company’s CEO evaluates the business for the allocation of resources. The CODM allocates resources to and evaluates the financial performance of each operating segment primarily based on revenues and gross profit. The operating and reportable segment structure provides alignment between business strategies and operating results.
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
    Information related to the Company’s segments is as follows:

	Fiscal Years
(In millions)	2025	2024	2023
Revenues, net
Medical	$592.6	$581.7	$673.3
Industrial	252.0	229.3	220.1
Total revenues	844.6	811.0	893.4
Cost of revenues
Medical	392.5	405.0	467.8
Industrial	161.6	149.1	135.3
Total cost of revenues	554.1	554.1	603.1
Gross profit
Medical	200.1	176.7	205.5
Industrial	90.4	80.2	84.8
Total gross profit	290.5	256.9	290.3
Total operating expenses	318.3	224.8	213.2
Interest and other expense, net	(31.4)	(27.1)	(45.8)
(Loss) income before taxes	(59.2)	5.0	31.3
Income tax expense (benefit)	10.7	53.3	(16.6)
Net (loss) income	(69.9)	(48.3)	47.9
Less: Net income attributable to noncontrolling interests	0.4	0.5	0.5
Net (loss) income attributable to Varex	$(70.3)	$(48.8)	$47.4
    The Company does not disclose total assets by segment as this information is not provided to the CODM.
Geographic Information
    The following table summarizes the Company’s long-lived assets by geographic region:

(In millions)	October 3, 2025	September 27, 2024
Americas	$102.7	$109.2
EMEA	40.9	27.6
APAC	14.2	16.6
Total property, plant, and equipment, net	$157.8	$153.4
    See Note 2, Revenue, for disaggregation of revenue by geographic region and country.

14. OTHER FINANCIAL INFORMATION
    The following table summarizes the Company’s accrued liabilities and other current liabilities:

(In millions)	October 3, 2025	September 27, 2024
Accrued compensation and benefits	$43.4	$30.0
Product warranty	8.5	10.8
Taxes payable	5.3	8.1
Refund liability	7.7	7.5
Derivative liability	10.4	—
Accrued interest	13.5	11.7
Other	9.6	10.5
Total accrued liabilities and other current liabilities	$98.4	$78.6
    The following table summarizes the Company’s other long-term liabilities:

(In millions)	October 3, 2025	September 27, 2024
Long-term income tax payable	$2.3	$4.0
Environmental liabilities	2.4	3.0
Defined benefit obligation liability	6.2	5.9
Long-term refund liability	20.0	20.5
Derivative liability	—	8.6
Long-term other	7.2	8.4
Total other long-term liabilities	$38.1	$50.4
    The following table summarizes the Company’s other expense, net:

	Fiscal Years
(In millions)	2025	2024	2023
Loss from equity method investments	$(2.3)	$(1.0)	$(1.4)
Gain on purchase of business	—	2.1	—
Impairment of equity method investment	—	—	(16.4)
Realized losses on foreign currencies, net	(3.0)	(2.3)	(1.0)
Other	0.9	(3.0)	(1.4)
Total other expense, net	$(4.4)	$(4.2)	$(20.2)
15. BUSINESS COMBINATIONS
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

    The following table summarizes the consideration paid for MeVis Breastcare and the amounts of the assets acquired and liabilities assumed recognized at their estimated acquisition date fair values, as well as the estimated fair value at the acquisition date of the noncontrolling interest in MeVis Breastcare:

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
16. COMMITMENTS AND CONTINGENCIES
Lease Commitments
    See Note 8, Leases, for additional information about the Company's lease commitments.
Other Commitments
    See Note 3, Related-Party Transactions, for additional information about the Company’s commitments to dpiX.
    See Note 10, Noncontrolling Interests, for additional information about the Company’s commitment to the noncontrolling shareholders of MeVis.
    The Company has an environmental liability of approximately $3.2 million as of October 3, 2025. See Note 1, Summary of Significant Accounting Policies, for additional information.
    The Company enters into purchase agreements with its suppliers in the ordinary course of its business for the purchase of goods and services. Some of these purchase agreements are non-cancellable and thus contractually obligate the Company to future cash payments. The Company has non-cancellable supplier purchase obligations of approximately $3.0 million as of October 3, 2025.
 Contingencies
    The Company did not have any material contingent liabilities as of October 3, 2025 and September 27, 2024. Legal expenses are expensed as incurred.

17. EMPLOYEE BENEFIT PLANS
    Varex’s 401(k) plan is intended to be qualified under Section 401(a) of the Code with the 401(k) plan’s related trust intended to be tax exempt under Section 501(a) of the Code and intended for all full-time employees in the United States. This plan allows employees to contribute a portion of their pretax salary up to the maximum dollar limitation prescribed by the Internal Revenue Service. The Company made matching contributions to the plan totaling $4.4 million, $4.6 million, and $4.9 million in fiscal years 2025, 2024, and 2023, respectively.
    The Company also maintains defined benefit plans for certain employees located outside the United States. The net pension liability is included in other long-term liabilities on the Company's Consolidated Balance Sheets and totaled $6.2 million and $5.9 million as of October 3, 2025 and September 27, 2024, respectively. The Company’s net periodic benefit costs for the Company’s defined benefit plans were not material for fiscal years 2025, 2024, and 2023.
18. ACCUMULATED OTHER COMPREHENSIVE LOSS
    The following tables present the changes in the accumulated balances for each component of accumulated other comprehensive loss:

(In millions)	Gain on Forward Contracts	Unrealized Loss on Defined Benefit Obligations	CTA, Including Impact of Net Investment Hedge	Unrealized (Loss) Gain on Available-For-Sale Securities	Accumulated Other Comprehensive Loss
Balance at September 29, 2023	$(0.5)	$(0.4)	$(0.3)	$—	$(1.2)
Other comprehensive (loss) income before reclassifications	—	—	(3.9)	0.1	(3.8)
Adjustments reclassified out of accumulated other comprehensive loss	0.1	—	—	—	0.1
Foreign currency translation adjustment	—	—	2.0	—	2.0
Balance at September 27, 2024	$(0.4)	$(0.4)	$(2.2)	$0.1	$(2.9)
Other comprehensive income (loss) before reclassifications	—	0.1	(2.7)	(0.1)	(2.7)
Adjustments reclassified out of accumulated other comprehensive loss	0.1	—	—	—	0.1
Income tax impact	—	(0.1)	—	—	(0.1)
Foreign currency translation adjustment	—	—	0.4	—	0.4
Balance at October 3, 2025	$(0.3)	$(0.4)	$(4.5)	$—	$(5.2)
19. SUBSEQUENT EVENTS
    On October 14, 2025, the Company purchased certain equipment, inventory, and other assets to be used in the Company’s operations. The Company anticipates accounting for the transaction as an asset acquisition in accordance with U.S. GAAP. The purchase price for the asset acquisition was $3.6 million.