Form 10-Q
period 2026-01-02
Varex Imaging Corp
filed 2026-02-10
CIK 1681622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 2, 2026
or

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒
As of February 3, 2026, there were 41.9 million shares of the registrant’s common stock outstanding.

VAREX IMAGING CORPORATION
FORM 10-Q
For the Quarter Ended January 2, 2026

PART I
FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
(In millions, except per share amounts)	January 2, 2026	January 3, 2025
Revenues, net	$209.6	$199.8
Cost of revenues	139.8	131.3
Gross profit	69.8	68.5
Operating expenses:
Research and development	21.7	23.5
Selling, general, and administrative	32.7	33.8
Total operating expenses	54.4	57.3
Operating income	15.4	11.2
Interest income	0.6	2.1
Interest expense	(7.9)	(8.0)
Other expense, net	(4.3)	(2.8)
Interest and other expense, net	(11.6)	(8.7)
Income before taxes	3.8	2.5
Income tax expense	1.4	2.6
Net income (loss)	2.4	(0.1)
Less: Net income attributable to noncontrolling interests	0.1	0.2
Net income (loss) attributable to Varex	$2.3	$(0.3)
Net income (loss) per common share attributable to Varex
Basic	$0.06	$(0.01)
Diluted	$0.05	$(0.01)
Weighted average common shares outstanding
Basic	41.8	41.1
Diluted	42.3	41.1
See accompanying Notes to the Condensed Consolidated Financial Statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
(In millions)	January 2, 2026	January 3, 2025
Net income (loss)	$2.4	$(0.1)
Other comprehensive (loss) income
Foreign currency translation adjustments	(0.3)	2.6
Total comprehensive income	2.1	2.5
Less: Comprehensive income attributable to noncontrolling interests	0.1	0.2
Comprehensive income attributable to Varex	$2.0	$2.3
 See accompanying Notes to the Condensed Consolidated Financial Statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share and per share amounts)	January 2, 2026	October 3, 2025
Assets
Current assets:
Cash and cash equivalents	$119.5	$145.0
Marketable securities	6.1	10.1
Accounts receivable, net of allowance for credit losses of $2.6 million and $2.1 million at January 2, 2026 and October 3, 2025, respectively	146.5	156.6
Inventories, net	328.0	299.4
Prepaid expenses and other current assets	33.5	30.7
Total current assets	633.6	641.8
Property, plant, and equipment, net	160.2	157.8
Goodwill	198.4	198.4
Intangible assets, net	14.7	14.0
Investments in privately-held companies	21.3	24.5
Deferred tax assets	2.9	2.9
Operating lease assets	29.1	29.4
Other assets	37.8	38.6
Total assets	$1,098.0	$1,107.4
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$78.9	$69.9
Accrued liabilities and other current liabilities	65.7	98.4
Current operating lease liabilities	4.6	4.4
Current maturities of long-term debt, net	1.4	1.5
Deferred revenues	12.4	13.0
Total current liabilities	163.0	187.2
Long-term debt, net	366.2	366.0
Deferred tax liabilities	5.5	5.5
Operating lease liabilities	23.3	24.0
Other long-term liabilities	49.2	38.1
Total liabilities	607.2	620.8
Stockholders' equity:
Preferred stock, $0.01 par value: 20,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value: 150,000,000 shares authorized
Shares issued and outstanding: 41,919,432 and 41,689,672 at January 2, 2026 and October 3, 2025, respectively	0.4	0.4
Additional paid-in capital	485.6	483.3
Accumulated other comprehensive loss	(5.5)	(5.2)
Accumulated deficit	(3.6)	(5.9)
Total Varex stockholders' equity	476.9	472.6
Noncontrolling interests	13.9	14.0
Total stockholders' equity	490.8	486.6
Total liabilities and stockholders' equity	$1,098.0	$1,107.4
See accompanying Notes to the Condensed Consolidated Financial Statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended January 2, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Varex Equity	Noncontrolling Interests	Total Stockholders' Equity

(In millions)	Shares	Amount
October 3, 2025	41.7	$0.4	$483.3	$(5.2)	$(5.9)	$472.6	$14.0	$486.6
Net income	—	—	—	—	2.3	2.3	0.1	2.4
Common stock issued upon vesting of restricted shares	0.3	—	—	—	—	—	—	—
Shares withheld for taxes on vesting of restricted stock	(0.1)	—	(1.5)	—	—	(1.5)	—	(1.5)
Share-based compensation	—	—	3.8	—	—	3.8	—	3.8
Foreign currency translation adjustments	—	—	—	(0.3)	—	(0.3)	—	(0.3)
Other	—	—	—	—	—	—	(0.2)	(0.2)
January 2, 2026	41.9	$0.4	$485.6	$(5.5)	$(3.6)	$476.9	$13.9	$490.8

	Three Months Ended January 3, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Varex Equity	Noncontrolling Interests	Total Stockholders' Equity

(In millions)	Shares	Amount
September 27, 2024	41.1	$0.4	$467.2	$(2.9)	$64.4	$529.1	$14.1	$543.2
Net (loss) income	—	—	—	—	(0.3)	(0.3)	0.2	(0.1)
Common stock issued upon vesting of restricted shares	0.2	—	—	—	—	—	—	—
Shares withheld for taxes on vesting of restricted stock	(0.1)	—	(1.2)	—	—	(1.2)	—	(1.2)
Share-based compensation	—	—	4.0	—	—	4.0	—	4.0
Foreign currency translation adjustments	—	—	—	2.6	—	2.6	—	2.6
Other	—	—	—	—	—	—	(0.3)	(0.3)
January 3, 2025	41.2	$0.4	$470.0	$(0.3)	$64.1	$534.2	$14.0	$548.2
See accompanying Notes to the Condensed Consolidated Financial Statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In millions)	January 2, 2026	January 3, 2025
Cash flows from operating activities:
Net income (loss)	$2.4	$(0.1)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Share-based compensation expense	3.8	4.1
Depreciation	5.7	6.2
Amortization of intangible assets	1.1	0.9
Deferred taxes	0.6	0.1
Loss from equity method investments	3.2	1.7
Amortization of deferred loan costs	0.5	0.8
Inventory write-down	1.1	0.5
Other, net	0.5	1.9
Changes in assets and liabilities:
Accounts receivable	8.9	19.5
Inventories, net	(30.1)	(15.6)
Prepaid expenses and other assets	(2.1)	(2.4)
Accounts payable	12.1	6.8
Accrued liabilities and other current and long-term liabilities	(23.8)	(16.4)
Deferred revenues	—	1.5
Net cash (used in) provided by operating activities	(16.1)	9.5
Cash flows from investing activities:
Purchases of property, plant, and equipment	(10.7)	(4.2)
Proceeds from sales of marketable debt securities	—	9.5
Proceeds from maturities of marketable debt securities	4.0	10.6
Purchase of marketable debt securities	—	(21.4)
Proceeds from maturities of certificates of deposit	—	3.4
Other, net	(1.0)	(0.9)
Net cash used in investing activities	(7.7)	(3.0)
Cash flows from financing activities:
Taxes related to net share settlement of equity awards	(1.5)	(1.2)
Proceeds from issuance of senior secured notes	—	126.9
Repayments of borrowings	—	(0.7)
Other, net	(0.1)	(0.1)
Net cash (used in) provided by financing activities	(1.6)	124.9
Net (decrease) increase in cash and cash equivalents and restricted cash	(25.4)	131.4
Cash and cash equivalents and restricted cash at beginning of period	147.1	170.4
Cash and cash equivalents and restricted cash at end of period	$121.7	$301.8
Supplemental cash flow information:
Cash paid for interest	$14.6	$13.7
Income taxes paid, net of refunds	4.0	6.2
Supplemental non-cash activities:
Purchases of property, plant, and equipment financed through accounts payable	$2.3	$0.7
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
    These Condensed Consolidated Financial Statements and the accompanying notes are unaudited and should be read in conjunction with the Consolidated Financial Statements and notes thereto for the fiscal year ended October 3, 2025 included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on November 18, 2025. The Company considers events or transactions that occur after the balance sheet date, but before the financial statements are issued, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosures. Except for the change in certain policies upon adoption of the accounting standards described below, there have been no material changes to the Company's significant accounting policies, compared to the accounting policies described in Note 1, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for fiscal year 2025.
Reclassification of Prior Period Presentation
    Certain prior period amounts in the Notes to the Condensed Consolidated Financial Statements have had a change in presentation to conform to current period presentation. This change does not affect previously reported results.
Segment Reporting
    The Company has two reportable operating segments; (i) Medical and (ii) Industrial, which aligns with how its Chief Executive Officer, who is the Company's Chief Operating Decision Maker (“CODM”), reviews the Company’s performance. See Note 13, Segment Information, for further information on the Company’s segments.
Fiscal Year
    The fiscal years of the Company as reported are the 52 or 53-week periods ending on the Friday nearest September 30. Fiscal year 2026 is the 52-week period ending October 2, 2026. Fiscal year 2025 was the 53-week period that ended on October 3, 2025. The fiscal quarters ended January 2, 2026 and January 3, 2025 were a 13-week period and a 14-week period, respectively.

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
Restricted Cash
    Restricted cash primarily consists of cash collateral related to certain leases and inventory arrangements. Restricted cash is included in other assets on the Company's Condensed Consolidated Balance Sheets. Cash and cash equivalents and restricted cash as reported within the Condensed Consolidated Statements of Cash Flows consisted of the following:

	January 2, 2026		January 3, 2025
(In millions)	Beginning of Period	End of Period	Beginning of Period	End of Period
Cash and cash equivalents	$145.0	$119.5	$168.7	$176.0
Restricted cash	2.1	2.2	1.7	125.8
Total as presented in the Condensed Consolidated Statements of Cash Flows	$147.1	$121.7	$170.4	$301.8
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
    Credit is extended to customers based on an evaluation of the customer’s financial condition, and collateral is not required. In certain circumstances, a customer may be required to prepay all or a portion of the contract price prior to transfer of control. During the periods presented, one of the Company's customers accounted for a significant portion of revenues, as set forth below:

	Three Months Ended
	January 2, 2026	January 3, 2025
Canon Medical Systems Corporation	15.8%	16.6%
    Canon Medical Systems Corporation accounted for 11.9% and 14.0% of the Company’s accounts receivable as of January 2, 2026 and October 3, 2025, respectively.
Equity Method Investments
    The Company accounts for its equity investments in privately-held companies under the equity method of accounting if the Company has the ability to exercise significant influence in, but not control of, these investments. The Company records impairment losses on its equity method investments if an impairment exists and is deemed to be other-than-temporary, which is based on various factors, including but not limited to, the length of time the fair value of the investment is below the carrying value, the absence of an ability to recover the carrying amount of the investment, and the inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. There were no impairments recorded during the three months ended January 2, 2026 and January 3, 2025, respectively.

Marketable Securities
    The Company's marketable securities consist primarily of financial instruments such as United States treasury securities, United States agency obligations, certificates of deposit, corporate bonds, commercial paper, money market funds, and equity securities.
Marketable Debt Securities
    The Company's marketable debt securities are classified as available-for-sale. Classification of marketable debt securities is determined at the time of purchase, and the Company reevaluates such classification as of each balance sheet date. Marketable debt securities are recorded at estimated fair value and included in cash and cash equivalents, marketable securities, and other assets within the Condensed Consolidated Balance Sheets. Any unrealized gains or losses are included in accumulated other comprehensive loss within the Condensed Consolidated Balance Sheets. When the fair value of a marketable debt security declines below its amortized cost basis, any portion of that decline attributable to credit losses, to the extent expected to be nonrecoverable before the sale of the security, is recognized in the Condensed Consolidated Statements of Operations. When the fair value of a marketable debt security declines below its amortized cost basis due to changes in interest rates, such amounts are recorded in other comprehensive (loss) income and are recognized in the Condensed Consolidated Statements of Operations only if the Company sells or intends to sell the security before recovery of its cost basis. There were no impairments related to marketable debt securities recorded during the three months ended January 2, 2026 and January 3, 2025.
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
Business Combinations
    The Company uses the acquisition method of accounting for acquired businesses. Under the acquisition method, the Company’s financial statements reflect the operations of an acquired business starting from the date of acquisition. The assets acquired and liabilities assumed are recorded at their respective estimated fair values at the date of the acquisition. Useful lives of identified tangible and intangible assets are determined based on the expected time period in which the cash flows of the related assets are expected to be realized. Any excess of the purchase price over the estimated fair values of the identifiable net assets acquired is recorded as goodwill. Any excess of the estimated fair values of the identifiable net assets acquired over the purchase price is recorded as a gain on bargain purchase.
    Transactions between entities under common control are excluded from the scope of the business combinations guidance. The Company accounts for transfers of assets, net assets or equity interests between entities under common control prospectively at the parent's carrying values.
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
    The total amounts due to the financial intermediary to settle supplier invoices under supply chain finance programs as of January 2, 2026 and October 3, 2025 were $2.0 million and $2.9 million, respectively. These amounts are included within accounts payable in the Condensed Consolidated Balance Sheets.
Environmental Obligations
    The Company's operations and facilities, past and present, are subject to environmental laws, including laws that regulate the handling, storage, transport, and disposal of hazardous substances. Certain of those laws impose cleanup liabilities under certain circumstances. In connection with those laws and certain of our past and present operations and facilities, the Company is obligated to indemnify Varian Medical Systems, Inc. ("Varian") for the cleanup liabilities related to prior corporate restructuring activities. The Company anticipates that it will be obligated to reimburse Varian for 20% of the liabilities of Varian related to these sites (after adjusting for any insurance proceeds or tax benefits received by Varian). As of January 2, 2026 and October 3, 2025, the Company's estimated environmental liability for these sites was $3.0 million and $3.2 million, net of expected insurance proceeds, respectively.
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
    The following table reflects the changes in the Company’s accrued product warranty:

	Three Months Ended
(In millions)	January 2, 2026	January 3, 2025
Accrued product warranty, at beginning of period	$8.5	$10.8
New accruals charged to cost of revenues	4.3	3.6
Product warranty expenditures	(4.2)	(3.7)
Accrued product warranty, at end of period	$8.6	$10.7
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
Contract Balances
    Contract liabilities are included within the deferred revenues and other long-term liabilities balances in the Condensed Consolidated Balance Sheets. The Company does not have any material contract assets.
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
Recently Adopted Accounting Pronouncements
    None.
Recent Accounting Standards or Updates Not Yet Effective
    In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This standard requires public companies to disclose, in interim and annual reporting periods, additional information about certain expenses in the notes to the financial statements. This standard is effective for annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, but early adoption is permitted. The Company is currently evaluating the impact of this standard on its Condensed Consolidated Financial Statements and disclosures.
    In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires public companies to annually (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). ASU 2023-09 became effective for the Company's annual periods beginning in fiscal year 2026. The Company will provide the required disclosures in its Annual Report on Form 10-K for the year ended October 2, 2026.

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
    The following table disaggregates the Company’s revenue by geographic region:

	Three Months Ended
(In millions)	January 2, 2026	January 3, 2025
Americas	$75.3	$64.4
EMEA	64.4	60.4
APAC	69.9	75.0
Total revenues, net	$209.6	$199.8
    The following table disaggregates the Company’s revenue by country:

	Three Months Ended
(In millions)	January 2, 2026	January 3, 2025
United States	$65.5	$61.3
Japan	32.9	37.0
China	34.8	35.0
Other(1)	76.4	66.5
Total revenues, net	$209.6	$199.8
(1) No individual country included in the Other category generated more than 10% of total revenues, net.
    Refer to Note 13, Segment Information, for the disaggregation of the Company's revenue based on reportable operating segments.
Right of Return Assets and Refund Liabilities
    Right of return assets are included within the prepaid expenses and other current assets and other assets balances in the Condensed Consolidated Balance Sheets. Refund liabilities are included within the accrued liabilities and other current liabilities and other long-term liabilities balances in the Condensed Consolidated Balance Sheets. The following table summarizes the changes in the right of return assets and refund liabilities for the three months ended January 2, 2026 and January 3, 2025:

	Right of Return Assets
	Three Months Ended
(In millions)	January 2, 2026	January 3, 2025
Balance at beginning of period	$24.9	$25.2
Costs recovered from product returns during the period	(1.0)	(1.4)
Right of return assets from shipments of products subject to return during the period	1.7	1.6
Adjustment for actual vs. reserved product returns	(0.7)	(0.2)
Balance at end of period	$24.9	$25.2

	Refund Liabilities
	Three Months Ended
(In millions)	January 2, 2026	January 3, 2025
Balance at beginning of period	$27.7	$28.0
Release of refund liability included in beginning of year refund liability	(1.2)	(1.6)
Additions to refund liabilities	1.9	1.8
Adjustment for actual vs. reserved product returns	(0.8)	(0.3)
Balance at end of period	$27.6	$27.9
Contract Balances
    During the three months ended January 2, 2026, the Company recognized revenue of $9.1 million related to deferred revenues which existed at October 3, 2025. During the three months ended January 3, 2025, the Company recognized revenue of $6.7 million related to deferred revenues, which existed at September 27, 2024.
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
    The investment in dpiX Holding is accounted for under the equity method of accounting. When the Company recognizes its share of net profits or losses of dpiX Holding, profits or losses in inventory purchased from dpiX are eliminated. During the three months ended January 2, 2026 and January 3, 2025, the Company recorded a loss on the equity investment in dpiX Holding of $3.2 million and $1.6 million, respectively. The loss on the equity investment in dpiX Holding is included in other expense, net in the Condensed Consolidated Statements of Operations. The carrying value of the equity investment in dpiX Holding was $19.3 million and $22.5 million at January 2, 2026 and October 3, 2025, respectively.
    During the three months ended January 2, 2026 and January 3, 2025, the Company purchased glass transistor arrays from dpiX totaling $6.4 million and $4.6 million, respectively. These purchases of glass transistor arrays are included as a component of inventories, net on the Condensed Consolidated Balance Sheets or cost of revenues in the Condensed Consolidated Statements of Operations.
    As of January 2, 2026 and October 3, 2025, the Company had accounts payable to dpiX totaling $2.1 million and $1.9 million, respectively.
    In October 2013, the Company entered into an amended agreement with dpiX and other parties that, among other things, provides it with the right to 50% of dpiX’s total manufacturing capacity. In addition, the Company is required to pay for 50% of dpiX's fixed costs, as determined at the beginning of each calendar year. In January 2026, the Company's fixed cost commitment was determined and approved by the dpiX board of directors to be $13.7 million for calendar year 2026. The amended agreement will continue unless the ownership structure of dpiX changes (as defined in the amended agreement).
    The Company has determined that dpiX Holding is a variable interest entity because the at-risk equity holders, as a group, lack the characteristics of a controlling financial interest. Majority votes are required to direct the manufacturing activities, legal operations and other activities that most significantly affect dpiX’s economic performance. The Company does not have majority voting rights and no power to unilaterally direct the activities of dpiX Holding, and therefore, is not the primary beneficiary of dpiX Holding. The Company’s exposure to loss as a result of its involvement with dpiX Holding is limited to the carrying value of the Company’s investment of $19.3 million and fixed cost commitments.
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

    During the three months ended January 2, 2026 and January 3, 2025, the Company recorded no income on the equity investment in VEC. The Company's investment in VEC was $2.0 million as of each of January 2, 2026 and October 3, 2025. As of each of January 2, 2026 and October 3, 2025, the Company had loans and other receivables from VEC of $0.8 million, which are recorded in prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.
4. FAIR VALUE
Assets and Liabilities Measured at Fair Value on a Recurring Basis
    The fair values of certain of the Company’s financial instruments, including bank deposits included in cash and cash equivalents, accounts receivable, net and accounts payable, approximate their fair values due to their short maturities. The fair values of the Company’s Senior Secured Notes, as defined in Note 6, Borrowings and measured using Level 1 inputs, and as of January 2, 2026 and October 3, 2025 was $375.7 million and $375.8 million respectively. The Company has elected to use the income approach to value its derivative instruments using standard valuation techniques and Level 2 inputs, such as currency spot rates, forward points and credit default swap spreads.
    In the tables below, the Company has segregated all assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

	Fair Value at January 2, 2026
(In millions)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$17.9	$—	$—	$17.9
Corporate notes/bonds	—	4.0	—	4.0
U.S. treasury bills	—	2.1	—	2.1
Derivative assets	—	0.1	—	0.1
Deferred compensation plan(1)	8.0	—	—	8.0
Marketable equity securities	3.6	—	—	3.6
Total assets measured at fair value	$29.5	$6.2	$—	$35.7

Liabilities:
Derivative liabilities	$—	$10.8	$—	$10.8
Total liabilities measured at fair value	$—	$10.8	$—	$10.8
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

	January 2, 2026
(In millions)	Amortized Costs	Fair Value
Corporate notes/bonds	$4.0	$4.0
U.S. treasury bills	2.1	2.1
Total marketable debt securities	$6.1	$6.1

	October 3, 2025
(In millions)	Amortized Costs	Unrealized Losses	Fair Value
Commercial paper	$2.0	$—	$2.0
Corporate notes/bonds	4.1	(0.1)	4.0
U.S. treasury bills	15.8	—	15.8
Government agencies	2.0	—	2.0
Total marketable debt securities	$23.9	$(0.1)	$23.8
    The contractual maturities of marketable debt securities as of January 2, 2026, are shown in the table below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	January 2, 2026
(In millions)	Amortized Costs	Fair Value
Contractual maturities:
Due within one year	$6.1	$6.1
Total marketable debt securities	$6.1	$6.1
    During the three months ended January 2, 2026, there were no gross realized gains or losses from the sale of certain marketable debt securities that were reclassified out of accumulated other comprehensive loss.

    The following tables summarize the balance sheet locations for marketable debt securities:

	January 2, 2026
(In millions)	Corporate Notes/Bonds	Treasury Bills	Total
Marketable securities	$4.0	$2.1	$6.1
Total marketable debt securities	$4.0	$2.1	$6.1

	October 3, 2025
(In millions)	Commercial Paper	Corporate Notes/Bonds	Government Agencies	Treasury Bills	Total
Cash and cash equivalents	$—	$—	$—	$13.7	$13.7
Marketable securities	2.0	4.0	2.0	2.1	10.1
Total marketable debt securities	$2.0	$4.0	$2.0	$15.8	$23.8
5. GOODWILL AND INTANGIBLE ASSETS
    The following table reflects goodwill by reportable operating segment:

(In millions)	Medical	Industrial	Total
Balance at October 3, 2025	$79.8	$118.6	$198.4
Balance at January 2, 2026	$79.8	$118.6	$198.4

	Medical	Industrial	Total
Balance at January 2, 2026
Goodwill	$173.7	$118.6	$292.3
Accumulated impairment losses	(93.9)	—	(93.9)
Total goodwill	$79.8	$118.6	$198.4
    The following table reflects the gross carrying amount and accumulated amortization of the Company’s finite-lived intangible assets included in intangible assets, net in the Condensed Consolidated Balance Sheets:

	January 2, 2026			October 3, 2025
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired existing technology	$75.1	$(66.1)	$9.0	$74.9	$(65.5)	$9.4
Patents, licenses and other	7.7	(6.2)	1.5	6.2	(6.2)	—
Customer contracts and supplier relationship	52.3	(48.1)	4.2	52.3	(47.7)	4.6
Total intangible assets	$135.1	$(120.4)	$14.7	$133.4	$(119.4)	$14.0
    Amortization expense for intangible assets was $1.1 million and $0.9 million for the three months ended January 2, 2026 and January 3, 2025, respectively. During the three months ended January 2, 2026, in connection with an asset acquisition, the Company recorded additional intangible assets of $1.5 million related to acquired licenses.

6. BORROWINGS
    The following table summarizes the Company’s short-term and long-term debt:

	January 2, 2026	October 3, 2025
(In millions, except for percentages)	Amount	Amount	Contractual Interest Rate	Effective Interest Rate
Current maturities of long-term debt:
Other debt	$1.4	$1.5
Total current maturities of long-term debt	$1.4	$1.5

Non-current maturities of long-term debt:
Senior Secured Notes	$368.0	$368.0	7.9%	8.2%
Other debt	0.3	0.4
Total non-current maturities of long-term debt	$368.3	$368.4

Unamortized issuance costs and debt premiums:
Unamortized issuance costs, net of debt premium - Senior Secured Notes	$(2.1)	$(2.4)
Total debt outstanding, net	$367.6	$367.5
    The following table summarizes the Company’s interest expense:

	Three Months Ended
(In millions)	January 2, 2026	January 3, 2025
Contractual interest coupon and other	$7.4	$7.1
Amortization of debt issuance costs	0.5	0.9
Total interest expense	$7.9	$8.0
Senior Secured Revolving Credit Facility
    On March 26, 2024, the Company entered into a senior secured revolving credit agreement (the "Credit Agreement") providing for a senior secured revolving credit facility of up to $155.0 million (the “Revolving Credit Facility”). Simultaneous with its entry into the Revolving Credit Facility, the Company terminated its $100.0 million asset-based loan revolving credit facility (the "ABL Facility"), dated as of September 30, 2020. As of January 2, 2026, the Revolving Credit Facility remained undrawn.
    The maximum availability under the Revolving Credit Facility is $155.0 million, which is available to the Company for revolving loans in U.S. dollars and for the issuance of letters of credit. As of January 2, 2026, the amount available under the Revolving Credit Facility was $154.8 million. The Company may make and repay borrowings from time to time until the maturity of the Revolving Credit Facility. Borrowings under the Revolving Credit Facility will mature, and lending commitments thereunder will terminate, on September 26, 2027. The interest rate for Revolving Credit Facility borrowings is the Secured Overnight Financing Rate (“SOFR”) (subject to a floor of 0.00%) plus a margin of 2.00% to 2.75%, depending on the consolidated total net leverage ratio of the Company (as defined in the Credit Agreement). Alternatively, the Company has the option of selecting a base rate equal to the highest of (a) the prime rate, (b) the Federal Funds Rate plus 0.50% and (c) the one-month SOFR (subject to a floor of 0.00%) plus a margin of 1.00%. A Base Rate Loan also has an additional margin of 1.00% to 1.75% depending on the consolidated total net leverage ratio of the Company at that time. An unused commitment fee of between 0.30% to 0.40% per annum is payable quarterly on the actual daily unused portion of the Revolving Credit Facility, depending on the consolidated total net leverage ratio of the Company.
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

    The Credit Agreement contains customary covenants restricting the Company’s activities, as well as those of its subsidiaries, including limitations on the ability to sell assets, engage in mergers, or other fundamental changes, enter into capital leases or certain leases not in the ordinary course of business, enter into transactions involving related parties or derivatives, incur or prepay indebtedness, grant liens or negative pledges on its assets, make loans or other investments, pay dividends or repurchase stock or other securities, guarantee third-party obligations, engage in sale leasebacks, and make changes in its corporate structure, though there are certain exceptions and carveouts related to these restrictions. One such covenant involves maintaining compensating cash balances. The Company must maintain with the Cash Management Banks (as defined in the Credit Agreement) in one or more accounts and/or Bank Products (as defined in the Credit Agreement) at least 80% of its U.S. cash availability. The compensating balances may be withdrawn but the availability of the Revolving Credit Facility is dependent upon maintenance of such compensating balances. In addition, the Credit Agreement includes financial covenants related to the Company’s consolidated total net leverage ratio and its consolidated fixed charge coverage ratio.
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
    On December 20, 2024, the Company issued an additional $125.0 million of Senior Secured Notes (the "Senior Secured Notes Add On") pursuant to the indenture, as supplemented by a supplemental indenture, dated December 20, 2024. The net proceeds from the Senior Secured Notes Add On after initial purchasers’ premium, commissions, estimated fees, accrued interest in arrears, and expenses of $1.1 million, were approximately $123.9 million. As of January 2, 2026, the aggregate principal amount of the outstanding Senior Secured Notes was $368.0 million.
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
7. NET INCOME (LOSS) PER SHARE
    Basic net income (loss) per common share is computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock outstanding during the reporting period. Diluted net income (loss) per common share reflects the effects of potentially dilutive securities, which is computed by dividing the sum of net income (loss) and any adjustments to net income by the sum of the weighted average number of common shares outstanding and dilutive common shares.

    A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per common share is as follows:

	Three Months Ended
(In millions, except per share amounts)	January 2, 2026	January 3, 2025
Net income (loss) per share - basic
Net income (loss) attributable to Varex	$2.3	$(0.3)
Basic weighted average shares outstanding	41.8	41.1
Basic net income (loss) per share attributable to Varex	$0.06	$(0.01)

Net income (loss) per share - diluted
Net income (loss) attributable to Varex	$2.3	$(0.3)

Basic weighted average shares outstanding	41.8	41.1
Dilutive effect of share-based awards and other	0.5	—
Diluted weighted average shares outstanding	42.3	41.1
Diluted net income (loss) per share attributable to Varex	$0.05	$(0.01)

Anti-dilutive share summary
Share-based awards and other	2.6	3.4
Convertible notes	—	9.6
Warrants	—	9.6
Total anti-dilutive shares	2.6	22.6
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
8. LEASES
    The Company has operating and finance leases for office space, warehouse and manufacturing space, vehicles, and equipment. The following table presents supplemental balance sheet information related to the Company's operating and finance leases:

(In millions)	Balance Sheet Location	January 2, 2026	October 3, 2025
Assets
Operating lease right-of-use assets	Operating lease assets	$29.1	$29.4
Finance lease right-of-use assets	Property, plant, and equipment, net	5.5	5.7
Liabilities
Operating lease liabilities (current)	Current operating lease liabilities	4.6	4.4
Finance lease liabilities (current)	Accrued liabilities and other current liabilities	0.4	0.4
Operating lease liabilities (non-current)	Operating lease liabilities	23.3	24.0
Finance lease liabilities (non-current)	Other long-term liabilities	$5.4	$5.6

    The following table provides information related to the Company’s operating and finance leases:

	Three Months Ended
(In millions)	January 2, 2026	January 3, 2025
Total operating lease costs(1)	$1.6	$1.6

Amortization of right-of-use assets	$0.3	$0.3
Interest on lease liabilities	0.1	0.1
Total finance lease costs	$0.4	$0.4

Operating cash flows from operating leases	$1.6	$1.5
Operating cash flows from finance leases	0.1	—
Financing cash flows from finance leases	0.1	0.2
Total cash paid for amounts included in the measurement of lease liabilities	$1.8	$1.7

Noncash operating right-of-use assets obtained in exchange for new lease liabilities	$0.8	$0.3
(1) Includes variable and short-term lease expense which were immaterial for the three months ended January 2, 2026 and January 3, 2025.
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
Derivatives Designated as Hedging Instruments - Net Investment Hedges
    The Company uses cross currency swap contracts as net investment hedges to manage its risk of variability in foreign currency-denominated net investments in wholly-owned international operations. All changes in fair value of the derivatives designated as net investment hedges are reported in accumulated other comprehensive loss along with the foreign currency translation adjustments on those investments. During the three months ended January 2, 2026, the Company completed a blend-and-extend transaction on its cross-currency swaps with an original maturity date in November 2025. The previous swaps were replaced with new fixed-to-fixed cross-currency swaps maturing in September 2027 with a notional amount of $51.8 million. Under the new contracts, the Company will receive fixed-rate United States dollar-denominated interest at contracted rates and will pay fixed-rate euro-denominated interest at a rate of 0%. These swaps have been designated as net investment hedges.
    As of January 2, 2026, the Company had the following outstanding derivatives designated as net investment hedging instruments:

(In millions, except number of instruments)	Number of Instruments	Notional Value
Cross currency swap contracts	2	$51.8

    The following table summarizes the amount of pre-tax income recognized from derivative instruments for the periods indicated and the line items in the accompanying Condensed Consolidated Statements of Operations where the results are recorded for net investment hedges:

	Amount of (Loss) Gain Recognized in OCI on Derivative Three Months Ended		Location of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)	Amount of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing) Three Months Ended
(In millions)	January 2, 2026	January 3, 2025		January 2, 2026	January 3, 2025
Cross currency swap contracts	$(0.4)	$4.8	Interest expense	$—	$0.2

    These derivative instruments are subject to master netting agreements giving effect to rights of offset with each counterparty. None of the balances were eligible for netting. The following table summarizes the gross fair values of derivative instruments as of the periods indicated and the line items in the accompanying Condensed Consolidated Balance Sheets where the instruments are recorded:

(In millions)		Derivative Assets and Liabilities
Derivatives Designated as Net Investment Hedges	Balance Sheet Location	January 2, 2026	October 3, 2025
Cross currency swap contracts	Prepaid expenses and other current assets	$0.1	$—
Cross currency swap contracts	Accrued liabilities and other current liabilities	—	10.4
Cross currency swap contracts	Other long-term liabilities	$10.8	$—
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
    The following table shows the notional amounts of outstanding foreign currency contracts as of January 2, 2026:

	Notional Value of Derivatives not Designated as Hedging Instruments:
(In millions of equivalent USD)	Buy Contracts	Sell Contracts
Australian Dollar	$—	$3.2
Chinese Renminbi	—	14.1
Euro	—	18.8
Japanese Yen	8.6	—
Mexican Peso	—	1.3
Philippine Peso	17.9	—
Swiss Franc	2.3	—
Total notional value	$28.8	$37.4
10. NONCONTROLLING INTERESTS
    In September 2018, the Company entered into a partnership in Saudi Arabia. The Company has majority voting rights with an approximate 75% interest. Accordingly, the Company has consolidated the operations of the Saudi Arabia partnership in its Condensed Consolidated Balance Sheets and recorded the noncontrolling interests. The noncontrolling interest related to the partner’s 25% interest is included in noncontrolling interests in the equity section of the Company’s Condensed Consolidated Balance Sheets.

Income representing the noncontrolling partner's share of income from operations is included in the Company's Condensed Consolidated Statements of Operations.
    In April 2015, the Company acquired 73.5% of the then outstanding shares of MeVis Medical, a publicly traded company based in Bremen, Germany that provides image processing software and services for cancer screening. In August 2015, the Company, through one of its German subsidiaries, entered into a Domination and Profit and Loss Transfer Agreement (the “DPLTA”) with MeVis Medical. In fiscal years 2017 and 2018, the Company purchased an additional 0.2% of outstanding shares such that the Company now owns 73.7% of the outstanding shares of common stock of MeVis Medical. Under the DPLTA, MeVis Medical subordinates its management to the Company and undertakes to transfer all its annual profits and losses to the Company. In return, the DPLTA grants the noncontrolling shareholders of MeVis Medical, an annual recurring net compensation of €0.95 per MeVis Medical share. At January 2, 2026, noncontrolling shareholders together held approximately 0.5 million shares of MeVis Medical, representing 26.3% of the outstanding shares.
    The changes in noncontrolling interests were as follows:

	Three Months Ended
(In millions)	January 2, 2026	January 3, 2025
Noncontrolling interests, at beginning of period	$14.0	$14.1
Net income attributable to noncontrolling interests	0.1	0.2
Other	(0.2)	(0.3)
Noncontrolling interests, at end of period	$13.9	$14.0
11. EMPLOYEE STOCK PLANS
Share-Based Compensation Expense
    Share-based compensation expense recognized in the Condensed Consolidated Statements of Operations is based on awards ultimately expected to vest. Share-based compensation expense includes expenses related to the Company’s direct employees.
    The table below summarizes the effect of recording share-based compensation expense and the option value of the employee stock purchase plan shares:

	Three Months Ended
(In millions)	January 2, 2026	January 3, 2025
Cost of revenues	$0.5	$0.5
Research and development	0.8	0.9
Selling, general, and administrative	2.5	2.7
Total share-based compensation expense	$3.8	$4.1
Stock Option Activity
    The following table summarizes stock option activity under Varex’s employee incentive plans for the Company's employees:

(In thousands, except per share amounts and the remaining term)	Options	Price Range	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value(1)
Outstanding at October 3, 2025	1,830	$13.61 - $31.42	$25.61	5.1	$—
Outstanding at January 2, 2026	1,830	$13.61 - $31.42	$25.61	4.9	$—

Exercisable at January 2, 2026	1,717	$13.61 - $31.42	$25.88	4.7	$—
(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and the closing price of Varex common stock of $11.65 as of January 2, 2026, the last trading date of the Company's first quarter, and which represents the amount that would have been received by the option holders had all option holders exercised their in-the-money options and sold the shares received upon exercise as of that date.

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
    The following table summarizes the activity for restricted stock units, performance stock units, restricted stock awards, and deferred stock units under the 2020 Omnibus Stock Plan:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant-Date Fair Value
Outstanding at October 3, 2025	1,946	$18.35
Granted	984	12.06
Vested	(370)	22.21
Canceled or expired	(1)	19.81
Outstanding at January 2, 2026	2,559	$15.36
12. TAXES ON INCOME
    For the three months ended January 2, 2026, the Company recognized income tax expense of $1.4 million on $3.8 million of pre-tax income. For the three months ended January 3, 2025, the Company recognized income tax expense of $2.6 million on $2.5 million of pre-tax income. The Company is unable to recognize a tax benefit for pre-tax book losses in certain foreign jurisdictions but has recognized tax expense for profitable jurisdictions.
    The Company's tax expense decreased for the three months ended January 2, 2026, primarily due to increased pre-tax income in certain jurisdictions for which a valuation allowance is in place, partially offset by losses in certain foreign jurisdictions for which no benefit can be recorded.
    The Organization for Economic Cooperation and Development ("OECD") enacted model rules for Pillar Two, which became effective for the Company in fiscal year 2025. On January 5, 2026, the OECD released new guidance providing for a side-by-side system where U.S.-parented groups, such as ours, would be exempted from certain provisions of Pillar Two. This guidance has not yet been enacted by any country where we operate and that implements the Pillar Two model rules. As a result, there remains a great deal of uncertainty.
    On July 4, 2025, the OBBBA was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions, including the option to expense certain research and development expenses immediately rather than capitalizing those. The legislation has multiple effective dates, with the expensing of certain research and development expenses starting to be effective during the fiscal year ending October 2, 2026, and others implemented through future years.
    The Company is maintaining its reinvestment assertion with respect to foreign earnings for the three months ended January 2, 2026, which is that all earnings prior to fiscal year 2018 are permanently reinvested for all countries, and that post fiscal year 2017 earnings available for repatriation in entities incorporated in Sweden, Finland, the Philippines, Saudi Arabia, and India remain indefinitely reinvested. Due to the level of earnings available for repatriation, the treaty benefits applicable to jurisdictions in which those earnings are located, and the now favorable United States tax treatment of repatriated foreign earnings, the amount of deferred tax liability recorded related to the potential repatriation is immaterial. This estimated liability is for United States state income taxes and foreign withholding taxes that would apply if the foreign earnings were repatriated in the form of a dividend.
13. SEGMENT INFORMATION
    The Company has two reportable operating segments: Medical and Industrial, which aligns with how its CEO, who is the CODM, reviews the Company’s performance. The segments align the Company’s products and service offerings with customer use in medical and industrial markets and are consistent with how the Company’s CEO evaluates the business for the allocation of resources. The CODM allocates resources to and evaluates the financial performance of each operating segment primarily based on revenues and gross profit. The operating and reportable segment structure provides alignment between business strategies and operating results.

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
    Information related to the Company’s segments is as follows:

	Three Months Ended
(In millions)	January 2, 2026	January 3, 2025
Revenues, net
Medical	$144.8	$144.6
Industrial	64.8	55.2
Total revenues, net	209.6	199.8
Cost of revenues
Medical	98.8	95.1
Industrial	41.0	36.2
Total cost of revenues	139.8	131.3
Gross profit
Medical	46.0	49.5
Industrial	23.8	19.0
Total gross profit	69.8	68.5
Total operating expenses	54.4	57.3
Interest and other expense, net	(11.6)	(8.7)
Income before taxes	3.8	2.5
Income tax expense	1.4	2.6
Net income (loss)	2.4	(0.1)
Less: Net income attributable to noncontrolling interests	0.1	0.2
Net income (loss) attributable to Varex	$2.3	$(0.3)
    The Company does not disclose total assets by segment as this information is not provided to the CODM.
    See Note 2, Revenue, for disaggregation of revenue by geographic region and country.

14. OTHER FINANCIAL INFORMATION
    The following table summarizes the Company’s accrued liabilities and other current liabilities:

(In millions)	January 2, 2026	October 3, 2025
Accrued compensation and benefits	$29.3	$43.4
Product warranty	8.6	8.5
Taxes payable	2.9	5.3
Refund liability	7.6	7.7
Derivative liability	—	10.4
Accrued interest	6.2	13.5
Other	11.1	9.6
Total accrued liabilities and other current liabilities	$65.7	$98.4
15. INVENTORIES
    The following table summarizes the Company’s inventories, net:

(In millions)	January 2, 2026	October 3, 2025
Raw materials and parts	$250.9	$228.1
Work-in-process	24.7	31.3
Finished goods	52.4	40.0
Total inventories, net	$328.0	$299.4
16. SUBSEQUENT EVENTS
    On January 20, 2026, the Company entered into a significant commitment to purchase manufacturing equipment over a 3 year term to be used in the Company’s operations. The Company anticipates accounting for the transaction as an asset acquisition in accordance with U.S. GAAP. The purchase price for the asset acquisition is approximately $7.3 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
    The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited Condensed Consolidated Financial Statements and notes thereto that are contained in this Quarterly Report on Form 10-Q (this "Quarterly Report") as well as our Annual Report on Form 10-K for the fiscal year ended October 3, 2025 ("Annual Report") and our other filings, including the Current Reports on Form 8-K, that have been filed with the Securities and Exchange Commission ("SEC") through the date of this report.
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
•the financial results of our equity method investments, including joint ventures that we do not control;
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
    Statements concerning legislative, tariff, and trade wars and trade policy reforms, government investigations, and the uncertainty resulting therefrom; geopolitical tensions; supply chain and logistics challenges; cost increases and expense management; changes in U.S. and worldwide economic conditions, such as the impact of inflation, changes in interest rates, and fluctuations in foreign currency exchange rates; industry or business segment outlook; customer acceptance of or transition to new products or technologies such as advanced X-ray tube and digital flat panel detector products; growth drivers; future orders, revenues, market share, backlog, earnings or other financial results; and any statements using the terms “believe,” “expect,” “anticipate,” “can,” “should,” “would,” “could,” “estimate,” “may,” “intend,” “potential,” and “possible” or similar statements are forward-looking statements that involve risks and uncertainties that could cause our actual results and the outcome and timing of certain events to differ materially from those projected or management’s current expectations.
    Any forward-looking statement made in this Quarterly Report (including in any exhibits or documents incorporated by reference) is based on information currently available to Varex and its management and speaks only as of the date on which it is made. We have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.

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
Impact of Current Economic and Trade Environment
    The current economic and trade environment remains dynamic and unpredictable. The uncertain outcome and effect of tariffs and reciprocal actions between the United States and other countries and its impact on the economic and geopolitical environment, supply chain and logistic challenges, as well as geopolitical tensions and local conflicts have contributed to, and may continue to contribute to, delayed customer purchasing decisions, increased tariff costs, higher inflation, fluctuations in interest rates and capital costs, supply chain disruption, increased costs of labor and materials, exchange rate volatility, increased shipping costs, and other similar effects. Additionally, a sustained United States government shutdown could negatively impact the global economy and in turn our financial condition and results of operations.
    Changes to tariff policies in 2025 by the United States and other countries, particularly the bilateral United States and Chinese tariffs, impacted our results of operations and profitability in fiscal year 2025 and in the first quarter fiscal year 2026. Absent a de-escalation in the current trade environment, these tariffs are expected to continue to make our products less competitive with similar products not imported from the United States, which has had and in the future is expected to have a negative impact on our business and financial results. Increases to existing or additional new tariffs, trade restrictions or other retaliatory actions aimed at specific industries, such as X-ray imaging products, could also materially impact our business. We remain committed to working with our customers to minimize the effects of the tariffs. In this regard, we are actively working to implement a number of options that could reduce the impact, including pursuing commonly utilized mitigation practices and localizing more manufacturing in the region. At this time, however, we do not anticipate these efforts will allow us to fully offset the additional costs or other negative impacts resulting from such tariffs. Considering the mitigation efforts we have in flight at this point, we are not currently planning to do any restructuring in China.
    We continue to monitor potential changes in customer procurement decisions resulting from the current trade climate, along with other tariff-related actions, investigations and activities that might negatively affect our costs or otherwise impact our business and results of operations. Furthermore, if international customers’ negative perceptions of the actions of the United States Administration influence their buying decisions, our business and results of operations could be negatively impacted.
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
    We are one of the largest independent global manufacturers of X-ray imaging components, and each year, we produce over 27,000 X-ray tubes and 20,000 X-ray detectors. We estimate that our world-wide installed base of products includes more than 170,000 X-ray tubes, 170,000 X-ray detectors, 600,000 connect and control components, and 16,800 software instances. Replacement and service of our existing installed base makes up a significant portion of our revenue. Many of our components need to be replaced regularly, depending upon usage and other factors. For example, CT X-ray tubes generally need to be replaced every 2 to 6 years, in comparison to a general radiography tube which can last up to 10 years, depending on utilization. In China, the replacement cycle for CT X-ray tubes currently can be as frequent as every 10 to 20 months due to high utilization of imaging equipment. Other products such as X-ray detectors have a useful life of as much as 7 years or more but can require more frequent service and repairs during their useful life. In addition, our detector customers often elect to upgrade products to newer technology before the end of a current product’s useful life. X-ray imaging software is a relatively small part of our business and includes maintenance revenue for software licenses.
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
    We periodically review our accounting policies, estimates, and assumptions and make adjustments when facts and circumstances dictate. Refer to our Annual Report on Form 10-K for the fiscal year ended October 3, 2025 filed with the SEC on November 18, 2025 and Note 1, Summary of Significant Accounting Policies, of the Notes to the Condensed Consolidated Financial Statements of this report for further details. Our critical accounting policies that are affected by accounting estimates include valuation of inventories, assessment of recoverability of goodwill and intangible assets, and income taxes. Except for the changes in certain policies upon adoption of the accounting standard described in Note 1, Summary of Significant Accounting Policies of the Notes to the Condensed Consolidated Financial Statements of this report, there have been no material changes to the Company’s significant accounting policies, compared to the accounting policies described in Note 1, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for fiscal year 2025.
Fiscal Year
    The fiscal years of the Company as reported are the 52 or 53-week periods ending on the Friday nearest September 30. Fiscal year 2026 is the 52-week period ending October 2, 2026. Fiscal year 2025 was the 53-week period that ended on October 3, 2025. The fiscal quarters ended January 2, 2026 and January 3, 2025 were a 13-week period and a 14-week period, respectively.
Discussion of Results of Operations for the Three Months Ended January 2, 2026 Compared to the Three Months Ended January 3, 2025
Revenues, Net

	Three Months Ended
(In millions)	January 2, 2026	January 3, 2025	$ Change	% Change
Medical	$144.8	$144.6	$0.2	0.1%
Industrial	64.8	55.2	9.6	17.4%
Total revenues, net	$209.6	$199.8	$9.8	4.9%
Medical as a percentage of total revenues, net	69.1%	72.4%
Industrial as a percentage of total revenues, net	30.9%	27.6%
    Medical revenues increased $0.2 million, primarily due to increased sales of radiography, mammography, oncology, and other modalities of $5.4 million, partially offset by decreased sales in dental, veterinary, CT, and fluoroscopic modalities of $5.2 million.
    Industrial revenues increased $9.6 million, primarily due to increased sales of inspection products of $8.2 million and digital detectors of $2.0 million, partially offset by decreased sales of other components of $0.6 million.

Revenues, Net by Region

	Three Months Ended
(In millions)	January 2, 2026	January 3, 2025	$ Change	% Change
Americas	$75.3	$64.4	$10.9	16.9%
EMEA	64.4	60.4	4.0	6.6%
APAC	69.9	75.0	(5.1)	(6.8)%
Total revenues, net	$209.6	$199.8	$9.8	4.9%
    Overall revenue during the three months ended January 2, 2026 increased as compared to the three months ended January 3, 2025. Americas revenue increased by $10.9 million due to increased sales of security inspection products of $8.6 million, digital detectors of $2.0 million, X-ray tubes of $1.0 million, and other product sales of $0.6 million, partially offset by decreased veterinary sales of $1.3 million. EMEA revenues increased $4.0 million due to increased sales of X-ray tubes of $2.4 million, security inspection products of $1.1 million, and other products of $0.5 million. APAC revenues decreased $5.1 million primarily due to decreased sales of X-ray tubes of $2.2 million, digital detectors of $2.1 million, and security inspection products of $1.5 million, partially offset by increased sales of other products of $0.7 million.
    See Note 2, Revenue, to the Condensed Consolidated Financial Statements for information regarding disaggregated revenue by country.
Gross Profit

	Three Months Ended
(In millions)	January 2, 2026	January 3, 2025	$ Change	% Change
Medical	$46.0	$49.5	$(3.5)	(7.1)%
Industrial	23.8	19.0	4.8	25.3%
Total gross profit	$69.8	$68.5	$1.3	1.9%
Medical gross margin	31.8%	34.2%
Industrial gross margin	36.7%	34.4%
Total gross margin	33.3%	34.3%
    The Medical segment gross profit decreased $3.5 million during the three months ended January 2, 2026 compared to three months ended January 3, 2025, primarily due to increased material costs of $6.8 million, partially offset by improved productivity, increased sales volume, and a favorable shift in product sales mix of $3.4 million.
    The Industrial segment gross profit increased $4.8 million during the three months ended January 2, 2026 compared to three months ended January 3, 2025, primarily due to both increased sales volume and a favorable shift in product sales mix of $9.2 million, partially offset by increased material costs and decreased productivity of $4.4 million.

Operating Expenses

	Three Months Ended
(In millions)	January 2, 2026	January 3, 2025	$ Change	% Change
Research and development	$21.7	$23.5	$(1.8)	(7.7)%
As a percentage of total revenues, net	10.4%	11.8%
Selling, general, and administrative	$32.7	$33.8	$(1.1)	(3.3)%
As a percentage of total revenues, net	15.6%	16.9%
Operating expenses	$54.4	$57.3	$(2.9)	(5.1)%
As a percentage of total revenues, net	26.0%	28.7%
Research and Development
    We are committed to investing in the business to support long-term growth and believe long-term research and development expenses of approximately 8% to 10% of annual revenues is the appropriate range that will allow us to innovate and bring new products to market for our global OEM customers. Research and development costs decreased to 10.4% of revenues for the first quarter of fiscal year 2026, due to increased revenue, decreased costs, and the final Micro-X technology transfer payment made during the first quarter of fiscal year 2025.
Selling, General, and Administrative
    Selling, general, and administrative expenses for the first quarter of fiscal year 2026 decreased $1.1 million when compared to the first quarter of fiscal year 2025 due to decreased compensation costs of $3.3 million partially offset by increased marketing costs of $1.1 million and increased other administrative costs of $1.1 million.
Interest and Other Expense, Net
    The following table summarizes the Company’s interest and other expense, net:

	Three Months Ended
(In millions)	January 2, 2026	January 3, 2025	$ Change
Interest income	$0.6	$2.1	$(1.5)
Interest expense	(7.9)	(8.0)	0.1
Other expense, net	(4.3)	(2.8)	(1.5)
Interest and other expense, net	$(11.6)	$(8.7)	$(2.9)
    Interest income decreased primarily due to a decline of our cash, cash equivalents, and marketable securities balances being held in interest bearing deposit accounts when comparing the first quarter of fiscal year 2026 to the first quarter of fiscal year 2025. This was due to an accumulation of cash for the repayment of our convertible notes maturing in June 2025.
    Interest expense was flat in the first quarter of fiscal year 2026 compared to the first quarter of fiscal year 2025.
    Other expense, net increased due to increased losses in certain investments in privately-held companies and equity investments of $2.0 million and other expenses of $0.6 million, partially offset by decreased foreign exchange expense of $1.1 million.
Taxes on Income
    For the three months ended January 2, 2026, we recognized income tax expense of $1.4 million on $3.8 million of pre-tax income. For the three months ended January 3, 2025, we recognized income tax expense of $2.6 million on $2.5 million of pre-tax income. Our tax expense decreased for the three months ended January 2, 2026, primarily due to higher pre-tax income in certain jurisdictions for which a valuation allowance on deferred tax assets applies and favorable impacts of international tax provisions and tax credits in the U.S., partially offset by losses in certain foreign jurisdictions for which no benefit can be recorded.
Liquidity and Capital Resources
    We assess our liquidity in terms of our ability to generate cash to fund our operations, including working capital and investing activities. We believe that our operating cash flow, cash on our balance sheet, availability under our Revolving Credit Facility, and our ability to access the credit and capital markets are sufficient to meet our anticipated operating activities and cash commitments for at least the next 12 months and will be sufficient to allow us to continue to invest in our existing businesses, consummate strategic acquisitions, and manage our capital structure on a short-term and long-term basis. We are currently not aware of any trends or demands, commitments, events, or uncertainties that will result in or that are reasonably likely to result in a material change to our liquidity needs during the next 12 months. Beyond the next 12 months, our Senior Secured Notes mature in October 2027, which we currently expect to refinance in fiscal year 2026. As of January 2, 2026, the availability under our Revolving Credit Facility was $154.8 million, and we had total debt of $367.6 million, net of deferred issuance costs of $2.1 million.
Cash and Cash Equivalents, Certificates of Deposit, and Marketable Debt Securities
    The following table summarizes our cash and cash equivalents, certificates of deposit, and marketable debt securities:

(In millions)	January 2, 2026	October 3, 2025	$ Change
Cash and cash equivalents	$119.5	$145.0	$(25.5)
Marketable debt securities not included in cash and cash equivalents	6.1	10.1	(4.0)
Total	$125.6	$155.1	$(29.5)
Borrowings
    The following table summarizes the changes in our debt outstanding:

	January 2, 2026	October 3, 2025
(In millions)	Amount	Amount	$ Change
Current maturities of long-term debt:
Other debt	$1.4	$1.5	$(0.1)
Total current maturities of long-term debt	$1.4	$1.5	$(0.1)

Non-current maturities of long-term debt:
Senior Secured Notes	$368.0	$368.0	$—
Other debt	0.3	0.4	(0.1)
Total non-current maturities of long-term debt	$368.3	$368.4	$(0.1)

Unamortized issuance costs and debt premiums:
Unamortized issuance costs, net of debt premium - Senior Secured Notes	$(2.1)	$(2.4)	$0.3
Total debt outstanding, net	$367.6	$367.5	$0.1
Cash Flows

	Three Months Ended
(In millions)	January 2, 2026	January 3, 2025
Net cash flow (used in) provided by:
Operating activities	$(16.1)	$9.5
Investing activities	(7.7)	(3.0)
Financing activities	(1.6)	124.9
Net (decrease) increase in cash and cash equivalents and restricted cash	$(25.4)	$131.4
    Net cash (used in) provided by operating activities. Cash (used in) provided by operating activities was $(16.1) million and $9.5 million for the three months ended January 2, 2026 and January 3, 2025, respectively. Significant changes in operating assets and liabilities affecting cash flows during these periods included:
•Net income was $2.4 million for the three months ended January 2, 2026 compared to a net loss of $0.1 million for the three months ended January 3, 2025. The increase in net income was primarily due to an increase of $9.8 million in revenues and a decrease of $1.2 million in income tax expense in the three months ended January 3, 2025 compared to the three months ended January 3, 2025.

•Cash used for inventories was $14.5 million higher in the three months ended January 2, 2026, compared to the three months ended January 3, 2025, primarily due to an increase in quantity of inventory for anticipated future demand.
•Cash provided by accounts receivables was $10.6 million lower in the three months ended January 2, 2026, compared to the three months ended January 3, 2025, primarily due to increased days of sales outstanding and increased sales.
•Cash used in accrued liabilities and other current and other long-term liabilities increased by $7.4 million in the three months ended January 2, 2026, compared to the three months ended January 3, 2025, primarily due to the timing of and estimation of certain compensation costs of $11.2 million and the timing of interest payments related to our Senior Secured Notes of $2.5 million, partially offset by activity related to our net investment hedge of $5.9 million.
    Net cash used in investing activities. Cash used in investing activities was $7.7 million and $3.0 million for the three months ended January 2, 2026 and January 3, 2025, respectively. The increase in cash used in investing activities was primarily due to an increase in purchases of property, plant, and equipment of $6.5 million, partially offset by net cash increases related to marketable debt securities and certificates of deposits activity of $1.9 million in the three months ended January 2, 2026, compared to the three months ended January 3, 2025.
    Net cash (used in) provided by financing activities. Net cash (used in) provided by financing activities was $(1.6) million and $124.9 million for the three months ended January 2, 2026 and January 3, 2025, respectively. The change in cash (used in) provided by financing activities was primarily due to the issuance of $126.9 million of the Senior Secured Notes Add On during the first quarter of fiscal year 2025.
Material Contractual Obligations
    In October 2013, we entered into an amended agreement with dpiX and other parties that, among other things, provides us with the right to 50% of dpiX’s total manufacturing capacity produced after January 1, 2014. The amended agreement requires us to pay for 50% of the fixed costs (as defined in the amended agreement), as determined and approved by the dpiX board of directors at the beginning of each calendar year. In January 2026, the Company's fixed cost commitment was determined to be $13.7 million for calendar year 2026. The amended agreement will continue unless the ownership structure of dpiX changes (as defined in the amended agreement).
    In August 2015, pursuant to a Domination and Profit and Loss Transfer Agreement (the “DPLTA”), we committed to pay the noncontrolling shareholders of MeVis Medical an annual recurring net compensation of €0.95 per MeVis Medical share. The annual net payment will continue for the life of the DPLTA, which we anticipate will continue for as long as we remain as the controlling shareholder of MeVis Medical. As of January 2, 2026, noncontrolling shareholders together held approximately 0.5 million shares of MeVis Medical, representing 26.3% of the outstanding shares.
    The Company enters into purchase agreements with its suppliers in the ordinary course of its business for the purchase of goods and services. Some of these purchase agreements are non-cancellable and thus contractually obligate the Company to future cash payments. As of January 2, 2026, our non-cancellable supplier purchase obligations totaled $2.8 million.
Contingencies
    From time to time, we are a party to or otherwise involved in legal proceedings, government inspections, investigations, customs and duty audits, and other claims and contingency matters, both inside and outside the United States, arising in the ordinary course of our business or otherwise. We accrue amounts for probable losses, to the extent they can be reasonably estimated, that we believe are adequate to address any liabilities related to legal proceedings as well as other loss contingencies that we believe will result in a probable loss (including, among other things, probable settlement value). A loss or a range of loss is disclosed when it is reasonably possible that a material loss will be incurred and can be estimated or when it is reasonably possible that the amount of a loss, when material, will exceed the recorded provision. We did not have any material contingent liabilities as of January 2, 2026 and October 3, 2025. Legal expenses are expensed as incurred.
Days Sales Outstanding
    Trade accounts receivable days sales outstanding (“DSO”) was 64 days and 62 days at January 2, 2026 and October 3, 2025, respectively. Our accounts receivable and DSO are impacted by a number of factors, including the timing of product shipments, collections performance, payment terms, the mix of revenues from different regions and the effects of economic instability.

Recent Accounting Standards or Updates Not Yet Effective
    See Note 1, Summary of Significant Accounting Policies, of the accompanying Notes to the Condensed Consolidated Financial Statements for a description of recent accounting standards, including the expected dates of adoption and the estimated effects on our Condensed Consolidated Financial Statements.
Backlog
    Backlog is the accumulation of all orders for which revenues have not been recognized and are still considered valid. Backlog also includes a small portion of billed service contracts that are included in deferred revenue. Our estimated total backlog at January 2, 2026 was approximately $264 million.
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
    We may enter into foreign currency forward and option contracts with financial institutions to protect against foreign exchange risks associated with certain existing assets and liabilities, net investments in foreign subsidiaries, and forecast purchases denominated in foreign currencies. We may hedge portions of forecasted foreign currency exposure, typically for one to three months. In addition, we hold cross-currency swaps between the Euro and U.S. Dollar as a net investment hedge of our acquisition of Direct Conversion. Depending on the spot rate between the Euro and U.S. Dollar at the time of settlement and whether we have sufficient Euros available, we may have to borrow incrementally in U.S. Dollars to settle this obligation. Additionally, we may choose not to hedge certain foreign exchange exposures for a variety of reasons including, but not limited to, accounting considerations, the prohibitive economic cost of hedging particular exposures, or due to natural offsets among the different exposures. See Note 9, Financial Derivatives and Hedging Activities, of the Notes to the Condensed Consolidated Financial Statements for further information.
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
Interest Rate Risk
    Borrowings under our Revolving Credit Facility bear interest at floating interest rates. As of January 2, 2026, we had no borrowings subject to floating interest rates. See Note 6, Borrowings, of the Notes to the Condensed Consolidated Financial Statements for further information.

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
Commodity Price Risk
    We are exposed to market risks related to volatility in the prices of raw materials used in our products. The prices of these raw materials fluctuate in response to changes in supply and demand fundamentals and our product margins and level of profitability tend to fluctuate with changes in these raw materials prices. We try to protect against such volatility through various business strategies. During the three months ended January 2, 2026, we did not have any commodity derivative instruments in place to manage our exposure to price changes.
Sensitivity Analysis
    The following table sets forth the potential loss in future earnings, fair value, or cash flows resulting from hypothetical changes in relevant market rates or prices as of January 2, 2026. The actual impact of the respective underlying rates and price changes on the financial instruments may differ significantly from those shown in the sensitivity analysis.

Market Risk Category	Hypothetical Change	Estimated Annual Impact (In millions)	Impact Category
Foreign Currency - Revenue	10% decrease in foreign exchange rates	$15.0	Earnings
Interest Rate - Marketable Securities	100 basis point decrease in interest rate of underlying investments	0.6	Earnings
Commodity Price	10% increase in commodity prices	$2.9	Earnings
Item 4. Controls and Procedures
Disclosure Controls and Procedures
    Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. Based on this evaluation, our CEO and our CFO have concluded that our disclosure controls and procedures were effective as of January 2, 2026.
Changes in Internal Control Over Financial Reporting
    There were no changes in our internal control over financial reporting during the quarter ended January 2, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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
    We are both a global importer of raw materials that are used in our finished products and an exporter of finished goods to our customers worldwide. Our products are integrated into the systems and products of our OEM customers, as well as into our own industrial systems. Tariffs, trade wars, import/export restrictions, boycotts, embargoes, government investigations, trade policies and compliance matters have in the past limited, are currently limiting, and in the future could limit our ability and our customers' ability to compete, which could cause our long-term prospects in such countries to suffer. Tariffs on imported materials have increased our costs and prices and lowered gross margins on some of our products, thereby having a direct adverse impact on our business and results of operations. Retaliatory tariffs have increased our customers’ costs for products exported from the United States, which has caused us to make, and may in the future require us to make, price and other concessions on some products and has caused, and may in the future cause, some customers to stop purchasing our products.
    For example, changes to tariff policies in 2025 by the United States and other countries, particularly bilateral United States and Chinese tariffs, impacted our results of operations and profitability in fiscal year 2025 and in the first quarter fiscal year 2026. Absent a de-escalation of the current trade environment, the tariffs are expected to continue to negatively impact our business, results of operation, and financial condition, including by increasing our costs and prices, lowering gross margins, adversely impacting revenue, and making our products less competitive with similar products not imported from the United States. Additional new, or increases to existing tariffs, trade restrictions or other retaliatory actions aimed at specific industries, such as X-ray imaging products, could also materially impact our business.
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
    In addition to tariffs, China’s stated policy of reducing its dependence on foreign manufacturers and technology companies may result in reduced demand for our products and our customers' products in China, which could have a material adverse impact on our business, results of operations and financial position. There are risks that the Chinese government may, among other things, require the use of local suppliers, compel companies that do business in China to partner with local companies to conduct business, or provide incentives to government-backed local customers to buy from local suppliers rather than companies like ours, all of which could adversely impact our business, results of operations and financial position. As an example, in April 2025 the China Ministry of Commerce ("MOFCOM") initiated two investigations related to medical products imported into China (the "MOFCOM Investigations"). One investigation related to the impact of imports of X-ray tubes on the domestic industry and its competitiveness, and another related to imports into China of certain medical CT X-ray tubes and tube inserts for CT devices (collectively “CT Tubes and Inserts”) originating from the United States and India. We produce CT Tubes and Inserts in the United States and export them to

China, but do not produce CT Tubes and Inserts in India. Total sales of medical X-ray tubes we imported into China represented approximately 12% of our total revenue during the first quarter of fiscal year 2026.
    MOFCOM temporarily suspended both of the MOFCOM Investigations in May 2025 and again in August 2025. In November 2025, the MOFCOM Investigations were suspended indefinitely. If recommenced, we anticipate that the MOFCOM Investigations may take approximately one year from recommencement to resolve. If, as a result of the outcome of the MOFCOM Investigations, we are required to increase our prices or tariffs are imposed on the CT Tubes and Inserts we export to China, our prices may not be competitive with local and other manufacturers, which could negatively impact our ability to compete in China and negatively impact our business, results of operations and financial condition.
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
    We had one customer during the three months ended January 2, 2026 that accounted for 16% of our revenue, all of which was in our Medical segment. Our ten largest customers as a group accounted for approximately 52% of our revenue for both the three months ended January 2, 2026 and January 3, 2025. Because we often take significant time to replace lost business, in the past our operating results have been, and in the future it is likely that our operating results would be, materially and adversely affected if one or more of our major OEM customers were to cancel, or significantly delay or reduce orders.
    Furthermore, we generate significant accounts receivables from the sale of our products and the provision of services directly to these customers. One customer accounted for 12% of our accounts receivables as of January 2, 2026. If one or more of these customers were to cancel a significant product order or service contract, become insolvent, or otherwise be unable or fail to pay for our products and/or services in a timely manner, our operating results and financial condition could be materially and adversely affected.
Customer-driven changes in order forecasts is a frequent occurrence that has created and continues to create challenges for us in accurately predicting the demand or delivery schedules for our products.
    End-user product demand, economic uncertainties, the impact of pandemic diseases, natural disasters, armed conflicts, geopolitical tensions, legislative, tariff, and trade policy reforms, and government investigations including, for example, those described in the risk factor "Our business has in the past been, is currently being, and in the future may be, negatively impacted by changes in import/export regulatory regimes, tariffs, trade wars, and national policies, including exemptions thereto", and other matters beyond our control, make it difficult for our customers to accurately forecast and plan future business activities, which makes it difficult for us to accurately predict demand or delivery schedules for our products. Because the manufacture of our products requires some lead-time, changes in customer purchasing forecasts have previously resulted in excess inventory and slowdowns in sales, which are likely to occur again in the future. Changes to customer forecasts can occur on short notice, as our customers face inherent competitive issues, new product introduction delays, and regulatory risks. Our agreements for imaging components contain purchasing estimates that are typically based on our customers’ forward-looking forecasts rather than firm commitments, and actual purchasing volumes under the agreements may vary significantly from these estimates. The variation from forecasted purchasing volume may be due, in part, to the increasing life of X-ray tubes, which can result in reduced demand for replacement X-ray tubes in ways we may not be able to accurately forecast. Reductions in purchasing patterns have in the past, and may in the future, materially and adversely affect our operating results.
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
    In addition, we compete against other stand-alone, independent X-ray tube manufacturers for both the OEM business of major diagnostic imaging equipment manufacturers and the independent servicing business for X-ray tubes. The flat panel detectors industry is also very competitive, and we face intense competition from over a dozen smaller competitors. In our Industrial business, we also compete with other OEM suppliers primarily outside of the United States. Some of our competitors outside of the United States may have resources and support from their governments that we do not, such as preferences for local manufacturers, and they may not be subject to the same tariffs, trade policies, trade compliance regulations and government investigations as us.
    Our competitors may not all be subject to the same standards, regulatory and/or other legal requirements to which we are subject and, therefore, they could have a competitive advantage in developing, manufacturing, and marketing products and services. Any inability to develop, gain regulatory approval for, and supply commercial quantities of competitive products to existing and potential customers as quickly and effectively as our competitors could limit acceptance of our products and negatively and materially affect our pricing, sales, revenues, position in the market, and gross margins and our ability to maintain or increase our operating margins.
Our success depends on meeting our customers' needs and demands.
    To be successful, we must anticipate our customers’ needs and demands, as well as potential shifts in preferences. If we are unable to anticipate these needs and demands, or the mix of products requested by our customers changes from what we expect, our revenue, margins, and financial results could be adversely affected. When the U.S. Dollar is strong compared to the operating currencies of our international customers, our ability to meet such customers’ pricing expectations is particularly challenging and may result in erosion of revenues, product margin, and/or position in the market or other concessions on business terms.
    In addition, certain costs, including installation and warranty costs, associated with new products have been, and may in the future be proportionately greater than the costs associated with existing products and have or may therefore disproportionately, materially, and adversely affect our gross and operating margins. We may also experience lower margins due to increased commodities prices, higher tariffs, and inadequate transfer pricing favoring sales to third parties over internal sales. If we are unable to lower these costs over time, our operating results could be materially and adversely affected. Some of the electronic components and integrated circuits used in our flat panel detectors are susceptible to discontinuance and obsolescence risks, which may force us to incorporate newer generations of these components, resulting in unplanned additional R&D expenses, delays in the launch of new products, supply disruptions, and/or inventory write-downs. Further, using aging production equipment might hamper our capacity to innovate to meet customers’ needs and demands and stay competitive. Failure to develop and adopt artificial intelligence ("AI") technology could also hinder our competitiveness and growth potential. We may also experience challenges in developing and implementing effective product and sales strategies, leading to missed opportunities and customer dissatisfaction.
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
    Revenues generated from customers located outside the United States accounted for approximately 69% of our total revenues for each of the three months ended January 2, 2026 and January 3, 2025. We intend to continue to expand our presence internationally and expect to expend significant resources in doing so. Our results have in the past, are currently, and could in the future be impacted by a variety of factors, including:
•events and actions described in the risk factors "Our business has in the past been, is currently being, and in the future may be, negatively impacted by changes in import/export regulatory regimes, tariffs, trade wars, and national policies, including exemptions thereto" and "Customer-driven changes in order forecasts is a frequent occurrence that has created and continues to create challenges for us in accurately predicting the demand or delivery schedules for our products";
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
•difficulties in interpreting or enforcing agreements and collecting receivables through many foreign countries’ legal systems; and
•imposition of burdensome governmental regulations, including changing data privacy laws and regulations.
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
    We participate in joint ventures and other investments in privately held and publicly traded companies. For example, we hold a 40% ownership interest in dpiX Holding Company LLC, the parent company of the major supplier of our amorphous silicon-based thin film transistor arrays for flat panels used in our digital image detectors, a 50% interest in VEC Imaging GmbH & Co. KG ("VEC"), a joint venture formed to develop technology for use in X-ray imaging components, a 75% interest in Varex Imaging Arabia LLC, a joint venture in Saudi Arabia and a minority interest in another X-ray imaging components technology company. These and other investments are subject to risk of loss of investment capital as well as losses associated with contributed or jointly developed intellectual property, or intellectual property developed at or about the same time as these investments. These types of investments are inherently risky, in some instances because customer demand and sales for the technologies or products under development may never materialize, may develop more slowly than expected, or may underperform relative to our expectations. If these companies do not succeed, we could lose or be required to write down some or all of our investment in these companies, we may experience significant and unpredictable losses or charges as a result of decisions made by joint ventures that we do not control but whose financial results proportionally affect our reported financial results. As discussed in the risk factor "Legal proceedings may materially and adversely affect our business, results of operations, or cash flows," we may incur significant time, management resources, and costs to enforce our rights, protect our intellectual property and other assets, address disputes or legal claims that have arisen, are ongoing, or may arise in the future, and/or unwind, dispose of or terminate our arrangements with respect to these joint ventures and/or investments. There is no guarantee that the time and money invested by us in developing these projects, intellectual property, or product or product enhancements, will yield the expected returns on the anticipated timeline or at all.
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
    Our subsidiary Varex Imaging Deutschland AG ("Varex Germany") holds a 50% interest in VEC. Since August 2023, the partners to the VEC joint venture have been engaged in judicial proceedings in Germany against one another disputing the validity of certain shareholder resolutions seeking to exclude the other party from the joint venture. If either party is successful, the prevailing party would be required to purchase the non-prevailing party’s interest in the joint venture for an amount equal to 75% of the fair market value thereof, which amount is in dispute. In addition, in June 2024, Varex Germany filed an action in Germany for a negative declaratory judgment and an injunction against business damaging statements made by certain third parties, and Varex Germany and Varex Imaging Corporation have filed additional lawsuits in Germany and the United States relating to intellectual property matters, breach of contracts and other matters. These disputes, including any determinations not in Varex Germany’s favor, have diverted, are diverting, and could in the future divert management’s attention, increase our costs, and otherwise adversely impact our business, results of operations, or cash flows.
    Our subsidiary Varex Imaging International AG holds a 75% interest in Varex Imaging Arabia LLC. We currently have ongoing disputes with our joint venture partner relative to the operation of the joint venture. These disputes have in the past, are currently and could in the future divert management's time and attention, increase our costs, and otherwise adversely impact our business, results of operations, or cash flows.
    As discussed in the risk factor "Our business has in the past been, is currently being, and in the future may be, negatively impacted by changes in import/export regulatory regimes, tariffs, trade wars, and national policies, including exemptions thereto," if the MOFCOM Investigations are recommenced in the future, the outcome of these investigations has the potential to negatively impact our business, results of operations and financial condition.
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
    Material shortages and delays due to inflation and other constraints have caused, and could in the future cause, us to temporarily stop production of certain products or miss opportunities to pursue additional sales of some products. We require certain raw materials, such as copper, nickel, silver, gold, lead, tungsten, iridium, rhenium, molybdenum, rhodium, niobium, zirconium, beryllium, and various high grades of steel alloy for X-ray tubes and industrial products. Worldwide demand, availability, and pricing of these raw materials is volatile. If we are unable to obtain the materials necessary to make certain products without unreasonable cost or delay, our customers may seek alternative suppliers, or decide to in-source certain products or if we must pay more for certain materials, it could reduce our profit margin or otherwise have a material adverse effect on our business and financial results. Further, our competitors with greater financial resources may be better able to restructure their manufacturing and supply chains in response to geopolitical and economic trends and thereby have a competitive advantage over us.
    We obtain some of the components included in our products, such as transistor arrays, cesium iodide coatings and specialized integrated circuits for flat panel detectors, X-ray tube targets and windows, housings, glass frames, high-voltage cable, bearings, and various other components, from a limited group of suppliers, or from sole-source suppliers. If our suppliers cease producing these or other components, prioritize other customers, fail to provide products on our delivery timelines, are in countries subject to significant tariffs, or become unable to continue operations, we may be unable to obtain the components from other suppliers on reasonable terms or at all.
    Furthermore, we may be required to obtain and qualify one or more replacement suppliers or to manufacture the components internally. Such an event could (1) require us to redesign or modify our products to incorporate new parts and/or further require us to obtain clearance, qualification, or certification of these products, including by the FDA, or obtain other applicable regulatory approvals in other countries, (2) significantly increase costs for the affected products, (3) cause material delays in the delivery of affected and other related products, or (4) prevent us from meeting our delivery obligations to our customers. Any of the foregoing, could materially and adversely affect our business and financial results.
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

Demand for our security, industrial, and inspection products tends to be unpredictable, leading to volatility in our revenues and earnings.
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
    We also use certain cloud-based software. A security breach, whether of our products, of our customers’ network security and systems, or of third-party hosting services could disrupt access to our customers’ stored information and could lead to the loss of, damage to, or public disclosure of our customers’ stored information, including patient health information.
    Disruptions of our critical information systems or material impairment or breaches in the security of our systems could have serious negative consequences, including possible patient injury, inability to timely report our operating results, regulatory action, fines, penalties and damages, reduced demand for our solutions, an unwillingness of our customers to use our solutions, harm to our reputation and brand, and time-consuming and expensive litigation, any of which could have a material and adverse effect on our financial results.
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
    We rely on a combination of copyright, trade secret, and other laws, and contractual restrictions on disclosure, copying and transferring title (including confidentiality agreements with vendors, strategic partners, co-developers, employees, consultants, and other third parties), to protect our proprietary, and other confidential rights. Our trade secrets may become known to or be independently developed by others, including as a result of misappropriation by unauthorized access to our technology systems, and our business and financial results could be materially and adversely impacted. We have trademarks, both registered and unregistered, that are maintained and enforced to provide customer recognition for our products in the marketplace, but unauthorized parties may still use them. We also license certain patented or proprietary technologies from others. In some cases, products with substantial revenues may depend on these license rights. If we were to lose the rights to license these technologies, or our costs to license these technologies were to materially increase, our business would suffer.
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
    Within the European Union ("EU") and the European Economic Area ("EEA"), we must obtain, and in turn affix, a CE mark certification, that indicates that a product meets the essential requirements of the EU’s Medical Device Directive (“MDD”) and the EU Medical Device Regulations. By affixing the CE mark to our product, we are certifying that our product complies with the laws and regulations required by the EU/EEA countries, thereby allowing the free movement of the product within these countries and others that accept CE mark standards. If we cannot support our performance claims and demonstrate compliance with the applicable European laws and the MDD, we would lose our right to affix the CE mark to our products, which would prevent us from selling our products within the EU/EEA/Switzerland territory and in other countries that recognize the CE mark.
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
    Competition and trade compliance laws. We are subject to various competition and trade compliance laws in the jurisdictions where we operate throughout the world. Regulatory authorities in those jurisdictions may have the power to subject us to sanctions, tariffs, and duties and may impose changes or conditions in the way we conduct our business. An increasing number of jurisdictions provide private rights of action for competitors or consumers to assert claims of anti-competitive conduct and seek damages. Increased government scrutiny of our actions or enforcement or private rights of action could materially and adversely affect our business or damage our reputation. We may be required to conduct internal investigations or face audits or investigations by one or more domestic or foreign government agencies, which could be costly and time consuming and could divert our management and key personnel from our business operations. An adverse outcome under any such investigation or audit could subject us to fines and criminal or other penalties, which could materially and adversely affect our business and financial results. The currently indefinitely suspended MOFCOM Investigations are an example of the type of investigations or audits we have faced, and could in the future, face. Furthermore, competition laws may prohibit or increase the cost of future acquisitions that we may desire to undertake.
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
    Federal and state “false claims” laws generally prohibit knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other government payors that are false or fraudulent, or for items or services that were not provided as claimed. Although we do not submit claims directly to payors, manufacturers can be, and have been, held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by providing inaccurate billing or coding information to customers or through certain other activities, including promoting products for uses not approved or cleared by the FDA, which is called off-label promotion. Violating “anti-kickback” and “false claims” laws can result in civil and criminal penalties, which can be substantial, as well as potential mandatory or discretionary exclusion from healthcare programs for noncompliance. Even an unsuccessful challenge or investigation into our practices could cause adverse publicity and be costly to defend and thus could harm our business and results of operations. Additionally, state and federal laws, including laws in Massachusetts and Vermont, and the federal Physician Payment Sunshine Act, require, among other things, extensive tracking and maintenance of databases regarding the disclosure of equity ownership and payments to physicians, healthcare providers, and hospitals. These laws may require us to implement the necessary and costly infrastructure to track and report certain payments to healthcare providers. Failure to comply with these tracking and reporting laws could subject us to significant civil monetary penalties.
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
    Earnings from our international subsidiaries are generally taxed at rates that differ from United States rates. A change in the percentage of our total earnings from our international subsidiaries, a change in the mix of particular tax jurisdictions between our international subsidiaries, a change in currency exchange rates, or a shift in where we perform manufacturing, research and development, and other activities internally could cause our effective tax rate to increase. Furthermore, while United States tax reform imposed a current tax on cumulative undistributed earnings, these earnings could also become subject to incremental foreign withholding or state taxes in the United States should they actually be remitted to the United States, in which case our financial results could be materially and adversely affected.
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
    Healthcare reform proposals and medical cost containment measures in the United States and in many foreign countries could limit the use of both ours and our customers’ products, reduce reimbursement available for such use, further tax the sale or use of our products, and further increase the administrative and financial burden of compliance. Any changes that lower reimbursements for our or our customers’ products and/or procedures using these products, including, for example, existing reimbursement incentives to convert from analog to digital X-ray systems, or changes that reduce medical procedure volumes or increase cost containment pressures on us or others in the healthcare sector could materially and adversely affect our business and results of operations.
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
    As of January 2, 2026, our total combined indebtedness was approximately $369.7 million of principal, which consisted almost entirely of our 7.875% Senior Secured Notes due 2027 (the "Senior Secured Notes"). For more information regarding our borrowings, see Note 6, Borrowings of the Notes to the Condensed Consolidated Financial Statements of this report.

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
•limited in our ability to borrow additional funds as needed or the cost of such borrowing may be higher;
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
    If our cash requirements in the future are greater than expected or our cash flow from operations is less than expected, our cash flow from operations may not be sufficient to repay all of the outstanding debt as it becomes due, and we may not be able to borrow money, sell assets, or otherwise raise funds on acceptable terms, or at all, to refinance our debt. Any future refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants which could further restrict our business operations. Additionally, the indenture relating to our Senior Secured Notes limits the use of the proceeds from any disposition of our assets. As a result, the indenture may prevent us from using the proceeds from such dispositions to satisfy our debt service obligations apart from the Senior Secured Notes.
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
General Risks
Failure to maintain effective internal controls and procedures and changes in accounting standards and subjective assumptions, estimates, and judgments by management related to complex accounting matters, could negatively impact us.
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
    GAAP and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, such as revenue recognition, impairment of intangible assets, fair value determinations, lease obligations, vendor allowances, tax matters and litigation, are complex and involve many subjective assumptions, estimates and judgments by our management. Changes in accounting standards or their interpretation or changes in underlying assumptions, estimates, or judgments by our management could change our reported or expected financial performance or financial condition or have an impact on our Condensed Consolidated Financial Statements. As described in Note 1 to our Consolidated Financial Statements included in our Annual Report on Form 10-K under "Revision of Prior Period Financial Statements" during the three months ended July 4, 2025, we identified an error related to deferred tax assets and liabilities and income tax expense in prior periods. The effect of the error was not material, individually or in aggregate in prior periods, but correcting the effect of the error as an out-of-period adjustment for the quarter ended July 4, 2025 would have been material.
We have incurred, and may in the future incur, impairment charges related to our goodwill, which could have an adverse effect on our financial condition and results of operations.
    As of January 2, 2026, our goodwill was $198.4 million. We are required to test intangible assets with indefinite lives, including goodwill, annually or, in certain instances, more frequently, and may be required to record impairment charges, which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred. For example, during the three months ended July 4, 2025, changes in facts and circumstances related to sustained decreases in our stock price, a decrease in our market capitalization, and downward revisions in our longer-term forecast received during the quarter, which included the impact of tariffs and the MOFCOM Investigations announcements, resulted in our determination that the carrying amount of our Medical reporting unit exceeded its fair value. Accordingly, we recorded a $93.9 million goodwill impairment charge to our Medical reporting unit. Our goodwill impairment analysis is sensitive to changes in key assumptions used in our analysis. If the assumptions used in our analysis are not realized, it is possible that a further impairment charge may need to be recorded in the future. We cannot accurately predict the amount and timing of any impairment of goodwill or other intangible assets. However, any such impairment could have an adverse effect on our results of operations.
If we are unable to retain, attract, expand, integrate, and train our management team and other key personnel, we may not be able to maintain or expand our business.
    Our future success depends on our ability to retain, attract, expand, integrate, and train our management team and other key personnel, such as qualified engineering, service, sales, marketing, manufacturing, and other staff. We compete for key personnel with other medical equipment and software manufacturers and technology companies, as well as universities and research institutions. We have observed a competitive labor market over the past several years. As a result, compensation-related costs have increased and could continue to increase. Additionally, our United States-based employees, including our senior management team, work for us on an at-will basis, and there is no assurance that any such employees will remain with us. Replacing key employees may take an extended period of time, and to the extent we hire employees from competitors, we also may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information. Freezing new positions or terminating existing ones could hinder our ability to execute our strategic plan and achieve growth targets, resulting in long-term sacrifices for short-term gains. If we are unable to retain or hire and train qualified personnel, we may not be able to maintain or expand our business. Similarly, if we fail to adequately invest in leadership training and career development resources this could limit employee growth, lead to shortages of skilled personnel, hinder effective management and decision making, and hamper overall organizational success.
Our business is subject to evolving matters relating to environmental, social and governance and/or our reporting of such matters that could expose us to numerous risks.
    We are subject to evolving, and sometimes conflicting, laws, regulations, policies, and investor and other stakeholder expectations concerning environmental, social, and governance matters, such as environmental sustainability and climate change, both in the United States and internationally. Any initiatives, goals, or commitments we disclose in this regard involve risks and uncertainties and could be difficult to achieve and costly to implement. In addition, in a climate where there are changing and increasingly divergent views on where our focus should be on these matters, our initiatives, goals, or commitments, or any revisions to them, may be criticized and the accuracy, adequacy, or completeness of such disclosures challenged. Our actual or perceived failure to achieve our initiatives, goals, or commitments, or otherwise successfully manage investor or other stakeholder expectations on these matters, could negatively impact our reputation or otherwise harm our business.
    In addition, a number of our customers, particularly those outside the United States, have adopted, and may continue to adopt, procurement policies that require us to comply with social and environmental provisions. An increasing number of investors have adopted, and may continue to adopt, environmental, social, and governance policies for their portfolio companies, and various voluntary sustainability initiatives and organizations have promulgated different social and environmental and sustainability guidelines. These practices, policies, provisions, and initiatives are under active development, subject to change, can be unpredictable and conflicting, and may prove difficult and expensive for us to comply with and could negatively affect our reputation, business, or financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements
    During the fiscal quarter ended January 2, 2026, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as follows:
    On November 24, 2025, Karen Aranki, our Chief Human Resources Officer terminated the previously disclosed Rule 10b5-1 trading arrangement she entered into on June 17, 2025 (the “Plan”). As a result of such termination, Ms. Aranki did not proceed with the planned sale of shares of common stock to be received upon vesting of restricted stock units scheduled to vest in December 2025.

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

3.3
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Varex Imaging Corporation, effective as of February 13, 2025 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on February 14, 2025).

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

VAREX IMAGING CORPORATION

Date:	February 10, 2026	By:	/s/ SHUBHAM MAHESHWARI
Shubham Maheshwari
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)