Form 10-Q
period 2026-04-03
Varex Imaging Corp
filed 2026-05-07
CIK 1681622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2026
or

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒
As of April 30, 2026, there were 42.1 million shares of the registrant’s common stock outstanding.

VAREX IMAGING CORPORATION
FORM 10-Q
For the Quarter Ended April 3, 2026

PART I
FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	April 3, 2026	April 4, 2025	April 3, 2026	April 4, 2025
Revenues, net	$216.0	$212.9	$425.6	$412.7
Cost of revenues	143.4	136.2	283.2	267.5
Gross profit	72.6	76.7	142.4	145.2
Operating expenses:
Research and development	22.2	22.0	43.9	45.5
Selling, general, and administrative	36.0	32.6	68.7	66.4
Total operating expenses	58.2	54.6	112.6	111.9
Operating income	14.4	22.1	29.8	33.3
Interest income	0.4	2.9	1.0	5.0
Interest expense	(17.2)	(10.2)	(25.1)	(18.2)
Other expense, net	(4.0)	(4.0)	(8.3)	(6.8)
Interest and other expense, net	(20.8)	(11.3)	(32.4)	(20.0)
(Loss) income before taxes	(6.4)	10.8	(2.6)	13.3
Income tax expense	1.6	3.7	3.0	6.3
Net (loss) income	(8.0)	7.1	(5.6)	7.0
Less: Net income attributable to noncontrolling interests	0.1	0.2	0.2	0.4
Net (loss) income attributable to Varex	$(8.1)	$6.9	$(5.8)	$6.6
Net (loss) income per common share attributable to Varex
Basic	$(0.19)	$0.17	$(0.14)	$0.16
Diluted	$(0.19)	$0.17	$(0.14)	$0.16
Weighted average common shares outstanding
Basic	42.0	41.4	41.9	41.2
Diluted	42.0	51.2	41.9	41.6
See accompanying Notes to the Condensed Consolidated Financial Statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(In millions)	April 3, 2026	April 4, 2025	April 3, 2026	April 4, 2025
Net (loss) income	$(8.0)	$7.1	$(5.6)	$7.0
Other comprehensive (loss) income
Unrealized loss on interest rate swap contracts	(0.6)	—	(0.6)	—
Foreign currency translation adjustments	0.5	(2.1)	0.2	0.5
Total comprehensive (loss) income	(8.1)	5.0	(6.0)	7.5
Less: Comprehensive income attributable to noncontrolling interests	0.1	0.2	0.2	0.4
Comprehensive (loss) income attributable to Varex	$(8.2)	$4.8	$(6.2)	$7.1
 See accompanying Notes to the Condensed Consolidated Financial Statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share and per share amounts)	April 3, 2026	October 3, 2025
Assets
Current assets:
Cash and cash equivalents	$85.3	$145.0
Marketable securities	3.0	10.1
Accounts receivable, net of allowance for credit losses of $1.7 million and $2.1 million at April 3, 2026 and October 3, 2025, respectively	148.1	156.6
Inventories, net	346.7	299.4
Prepaid expenses and other current assets	42.5	30.7
Total current assets	625.6	641.8
Property, plant, and equipment, net	163.4	157.8
Goodwill	197.8	198.4
Intangible assets, net	13.2	14.0
Investments in privately-held companies	20.0	24.5
Deferred tax assets	2.9	2.9
Operating lease assets	29.0	29.4
Other assets	37.5	38.6
Total assets	$1,089.4	$1,107.4
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$96.4	$69.9
Accrued liabilities and other current liabilities	61.1	98.4
Current operating lease liabilities	4.7	4.4
Current maturities of long-term debt, net	18.6	1.5
Deferred revenues	14.5	13.0
Total current liabilities	195.3	187.2
Long-term debt, net	329.0	366.0
Deferred tax liabilities	5.8	5.5
Operating lease liabilities	23.0	24.0
Other long-term liabilities	48.2	38.1
Total liabilities	601.3	620.8
Stockholders' equity:
Preferred stock, $0.01 par value: 20,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value: 150,000,000 shares authorized
Shares issued and outstanding: 42,146,485 and 41,689,672 at April 3, 2026 and October 3, 2025, respectively	0.4	0.4
Additional paid-in capital	491.1	483.3
Accumulated other comprehensive loss	(5.6)	(5.2)
Accumulated deficit	(11.7)	(5.9)
Total Varex stockholders' equity	474.2	472.6
Noncontrolling interests	13.9	14.0
Total stockholders' equity	488.1	486.6
Total liabilities and stockholders' equity	$1,089.4	$1,107.4
See accompanying Notes to the Condensed Consolidated Financial Statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended April 3, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Varex Equity	Noncontrolling Interests	Total Stockholders' Equity

(In millions)	Shares	Amount
January 2, 2026	41.9	$0.4	$485.6	$(5.5)	$(3.6)	$476.9	$13.9	$490.8
Net (loss) income	—	—	—	—	(8.1)	(8.1)	0.1	(8.0)
Common stock issued under employee stock purchase plan	0.2	—	1.7	—	—	1.7	—	1.7
Share-based compensation	—	—	3.9	—	—	3.9	—	3.9
Unrealized loss on interest rate swap contracts	—	—	—	(0.6)	—	(0.6)	—	(0.6)
Foreign currency translation adjustments	—	—	—	0.5	—	0.5	—	0.5
Other	—	—	(0.1)	—	—	(0.1)	(0.1)	(0.2)
April 3, 2026	42.1	$0.4	$491.1	$(5.6)	$(11.7)	$474.2	$13.9	$488.1

	Three Months Ended April 4, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Varex Equity	Noncontrolling Interests	Total Stockholders' Equity

(In millions)	Shares	Amount
January 3, 2025	41.2	$0.4	$470.0	$(0.3)	$64.1	$534.2	$14.0	$548.2
Net income	—	—	—	—	6.9	6.9	0.2	7.1
Common stock issued upon vesting of restricted shares	0.1	—	—	—	—	—	—	—
Shares withheld for taxes on vesting of restricted stock	—	—	(0.7)	—	—	(0.7)	—	(0.7)
Common stock issued under employee stock purchase plan	0.2	—	1.7	—	—	1.7	—	1.7
Share-based compensation	—	—	3.8	—	—	3.8	—	3.8
Foreign currency translation adjustments	—	—	—	(2.1)	—	(2.1)	—	(2.1)
Other	—	—	(0.1)	—	—	(0.1)	—	(0.1)
April 4, 2025	41.5	$0.4	$474.7	$(2.4)	$71.0	$543.7	$14.2	$557.9
See accompanying Notes to the Condensed Consolidated Financial Statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Six Months Ended April 3, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Varex Equity	Noncontrolling Interests	Total Stockholders' Equity

(In millions)	Shares	Amount
October 3, 2025	41.7	$0.4	$483.3	$(5.2)	$(5.9)	$472.6	$14.0	$486.6
Net (loss) income	—	—	—	—	(5.8)	(5.8)	0.2	(5.6)
Common stock issued upon vesting of restricted shares	0.3	—	—	—	—	—	—	—
Shares withheld for taxes on vesting of restricted stock	(0.1)	—	(1.5)	—	—	(1.5)	—	(1.5)
Common stock issued under employee stock purchase plan	0.2	—	1.7	—	—	1.7	—	1.7
Share-based compensation	—	—	7.7	—	—	7.7	—	7.7
Unrealized loss on interest rate swap contracts	—	—	—	(0.6)	—	(0.6)	—	(0.6)
Foreign currency translation adjustments	—	—	—	0.2	—	0.2	—	0.2
Other	—	—	(0.1)	—	—	(0.1)	(0.3)	(0.4)
April 3, 2026	42.1	$0.4	$491.1	$(5.6)	$(11.7)	$474.2	$13.9	$488.1

	Six Months Ended April 4, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Varex Equity	Noncontrolling Interests	Total Stockholders' Equity

(In millions)	Shares	Amount
September 27, 2024	41.1	$0.4	$467.2	$(2.9)	$64.4	$529.1	$14.1	$543.2
Net income	—	—	—	—	6.6	6.6	0.4	7.0
Common stock issued upon vesting of restricted shares	0.3	—	—	—	—	—	—	—
Shares withheld for taxes on vesting of restricted stock	(0.1)	—	(1.9)	—	—	(1.9)	—	(1.9)
Common stock issued under employee stock purchase plan	0.2	—	1.7	—	—	1.7	—	1.7
Share-based compensation	—	—	7.8	—	—	7.8	—	7.8
Foreign currency translation adjustments	—	—	—	0.5	—	0.5	—	0.5
Other	—	—	(0.1)	—	—	(0.1)	(0.3)	(0.4)
April 4, 2025	41.5	$0.4	$474.7	$(2.4)	$71.0	$543.7	$14.2	$557.9
See accompanying Notes to the Condensed Consolidated Financial Statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(In millions)	April 3, 2026	April 4, 2025
Cash flows from operating activities:
Net (loss) income	$(5.6)	$7.0
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Share-based compensation expense	7.8	7.9
Depreciation	11.4	11.8
Amortization of intangible assets	2.2	1.9
Deferred taxes	0.5	0.2
Loss from equity method investments	4.5	3.1
Amortization of deferred loan costs	0.8	1.6
Inventory write-down	2.7	1.6
Loss on debt extinguishment	9.4	0.1
Other, net	2.1	2.3
Changes in assets and liabilities:
Accounts receivable	7.8	11.6
Inventories, net	(51.9)	(21.1)
Prepaid expenses and other assets	(9.5)	(4.6)
Accounts payable	28.3	11.6
Accrued liabilities and other current and long-term liabilities	(30.2)	(11.7)
Deferred revenues	2.1	2.8
Net cash (used in) provided by operating activities	(17.6)	26.1
Cash flows from investing activities:
Purchases of property, plant, and equipment	(16.9)	(11.0)
Proceeds from sales of marketable debt securities	—	10.5
Proceeds from maturities of marketable debt securities	7.1	40.5
Purchase of marketable debt securities	—	(30.6)
Proceeds from maturities of certificates of deposit	—	3.4
Other, net	(1.0)	(1.1)
Net cash (used in) provided by investing activities	(10.8)	11.7
Cash flows from financing activities:
Proceeds from issuance of term loans	345.5	—
Taxes related to net share settlement of equity awards	(1.5)	(1.9)
Proceeds from issuance of senior secured notes	—	126.9
Debt extinguishment costs	(7.2)	—
Repayments of borrowings	(373.1)	(1.1)
Proceeds from revolver borrowings	7.0	—
Repayments of revolver borrowings	(2.6)	—
Payment of debt issuance costs	—	(0.5)
Proceeds from shares issued under employee stock purchase plan	1.7	1.7
Other, net	(0.7)	(0.9)
Net cash (used in) provided by financing activities	(30.9)	124.2
Effects of exchange rate changes on cash and cash equivalents and restricted cash	(0.1)	(0.2)
Net (decrease) increase in cash and cash equivalents and restricted cash	(59.4)	161.8
Cash and cash equivalents and restricted cash at beginning of period	147.1	170.4
Cash and cash equivalents and restricted cash at end of period	$87.7	$332.2
Supplemental cash flow information:
Cash paid for interest	$26.9	$13.9
Income taxes paid, net of refunds	8.7	14.0
Supplemental non-cash activities:
Purchases of property, plant, and equipment financed through accounts payable	$3.6	$0.9
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
Fiscal Year
    The fiscal years of the Company as reported are the 52 or 53-week periods ending on the Friday nearest September 30. Fiscal year 2026 is the 52-week period ending October 2, 2026. Fiscal year 2025 was the 53-week period that ended on October 3, 2025. The fiscal quarters ended April 3, 2026 and April 4, 2025 were both 13-week periods. The six-month fiscal periods ended April 3, 2026 and April 4, 2025 were a 26-week period and a 27-week period, respectively.

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
Restricted Cash
    Restricted cash primarily consists of cash collateral related to certain leases and inventory arrangements. Restricted cash is included in other assets on the Company's Condensed Consolidated Balance Sheets. Cash and cash equivalents and restricted cash as reported within the Condensed Consolidated Statements of Cash Flows consisted of the following:

	April 3, 2026		April 4, 2025
(In millions)	Beginning of Period	End of Period	Beginning of Period	End of Period
Cash and cash equivalents	$145.0	$85.3	$168.7	$205.1
Restricted cash	2.1	2.4	1.7	127.1
Total as presented in the Condensed Consolidated Statements of Cash Flows	$147.1	$87.7	$170.4	$332.2
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
    Credit is extended to customers based on an evaluation of the customer’s financial condition, and collateral is not required. In certain circumstances, a customer may be required to prepay all or a portion of the contract price prior to transfer of control. During the periods presented, one of the Company's customers accounted for a significant portion of revenues, as set forth below:

	Three Months Ended		Six Months Ended
	April 3, 2026	April 4, 2025	April 3, 2026	April 4, 2025
Canon Medical Systems Corporation	19.2%	19.0%	17.5%	17.9%
    Canon Medical Systems Corporation accounted for 13.3% and 14.0% of the Company’s accounts receivable as of April 3, 2026 and October 3, 2025, respectively.
Equity Method Investments
    The Company accounts for its equity investments in privately-held companies under the equity method of accounting if the Company has the ability to exercise significant influence in, but not control of, these investments. The Company records impairment losses on its equity method investments if an impairment exists and is deemed to be other-than-temporary, which is based on various factors, including but not limited to, the length of time the fair value of the investment is below the carrying value, the absence of an ability to recover the carrying amount of the investment, and the inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. There were no impairments recorded during the three and six months ended April 3, 2026 and April 4, 2025.

Marketable Securities
    The Company's marketable securities consist primarily of financial instruments such as United States treasury securities, United States agency obligations, certificates of deposit, corporate bonds, commercial paper, money market funds, and equity securities.
Marketable Debt Securities
    The Company's marketable debt securities are classified as available-for-sale. Classification of marketable debt securities is determined at the time of purchase, and the Company reevaluates such classification as of each balance sheet date. Marketable debt securities are recorded at estimated fair value and included in cash and cash equivalents, marketable securities, and other assets within the Condensed Consolidated Balance Sheets. Any unrealized gains or losses are included in accumulated other comprehensive loss within the Condensed Consolidated Balance Sheets. When the fair value of a marketable debt security declines below its amortized cost basis, any portion of that decline attributable to credit losses, to the extent expected to be nonrecoverable before the sale of the security, is recognized in the Condensed Consolidated Statements of Operations. When the fair value of a marketable debt security declines below its amortized cost basis due to changes in interest rates, such amounts are recorded in other comprehensive (loss) income and are recognized in the Condensed Consolidated Statements of Operations only if the Company sells or intends to sell the security before recovery of its cost basis. There were no impairments related to marketable debt securities recorded during the three and six months ended April 3, 2026 and April 4, 2025.
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
Supplier Finance Programs
    The Company previously participated in voluntary supply chain finance programs with a financial intermediary that provided participating suppliers the option to be paid by the intermediary earlier than the original invoice due date. The Company’s responsibility under these arrangements was limited to making payments on the terms originally negotiated with its suppliers, regardless of whether the intermediary paid the supplier in advance of the original due date. The Company did not receive fees, payments, extended payment terms, or other direct economic benefits from the intermediary.
    The Company discontinued its participation in these supply chain finance programs during the second quarter of fiscal 2026. As of April 3, 2026, there was an outstanding amount of $1.9 million due to the financial intermediary to settle supplier invoices under this program. As of October 3, 2025, the total amount due to the financial intermediary was $2.9 million. These amounts are included within accounts payable in the Condensed Consolidated Balance Sheets.
Environmental Obligations
    The Company's operations and facilities, past and present, are subject to environmental laws, including laws that regulate the handling, storage, transport, and disposal of hazardous substances. Certain of those laws impose cleanup liabilities under certain circumstances. In connection with those laws and certain of our past and present operations and facilities, the Company is obligated to indemnify Varian Medical Systems, Inc. ("Varian") for the cleanup liabilities related to prior corporate restructuring activities. The Company anticipates that it will be obligated to reimburse Varian for 20% of the liabilities of Varian related to these sites (after adjusting for any insurance proceeds or tax benefits received by Varian). As of April 3, 2026 and October 3, 2025, the Company's estimated environmental liability for these sites was $2.7 million and $3.2 million, net of expected insurance proceeds, respectively.
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
    The following table reflects the changes in the Company’s accrued product warranty:

	Six Months Ended
(In millions)	April 3, 2026	April 4, 2025
Accrued product warranty, at beginning of period	$8.5	$10.8
New accruals charged to cost of revenues	7.6	7.0
Product warranty expenditures	(8.0)	(7.7)
Accrued product warranty, at end of period	$8.1	$10.1
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
    The following table disaggregates the Company’s revenue by geographic region:

	Three Months Ended		Six Months Ended
(In millions)	April 3, 2026	April 4, 2025	April 3, 2026	April 4, 2025
Americas	$78.7	$69.4	$154.0	$133.8
EMEA	59.9	71.7	124.3	132.1
APAC	77.4	71.8	147.3	146.8
Total revenues, net	$216.0	$212.9	$425.6	$412.7
    The following table disaggregates the Company’s revenue by country:

	Three Months Ended		Six Months Ended
(In millions)	April 3, 2026	April 4, 2025	April 3, 2026	April 4, 2025
United States	$70.5	$64.8	$136.0	$126.1
Japan	42.0	39.0	74.9	76.0
China	33.4	31.0	68.2	66.0
Other(1)	70.1	78.1	146.5	144.6
Total revenues, net	$216.0	$212.9	$425.6	$412.7
(1) No individual country included in the Other category generated more than 10% of total revenues, net.
    Refer to Note 13, Segment Information, for the disaggregation of the Company's revenue based on reportable operating segments.
Right of Return Assets and Refund Liabilities
    Right of return assets are included within the prepaid expenses and other current assets and other assets balances in the Condensed Consolidated Balance Sheets. Refund liabilities are included within the accrued liabilities and other current liabilities and other long-term liabilities balances in the Condensed Consolidated Balance Sheets. The following table summarizes the changes in the right of return assets and refund liabilities for the six months ended April 3, 2026 and April 4, 2025:

	Right of Return Assets
	Six Months Ended
(In millions)	April 3, 2026	April 4, 2025
Balance at beginning of period	$24.9	$25.2
Costs recovered from product returns during the period	(3.1)	(3.6)
Right of return assets from shipments of products subject to return during the period	3.5	3.3
Adjustment for actual vs. reserved product returns	(0.3)	0.2
Balance at end of period	$25.0	$25.1

	Refund Liabilities
	Six Months Ended
(In millions)	April 3, 2026	April 4, 2025
Balance at beginning of period	$27.7	$28.0
Release of refund liability included in beginning of year refund liability	(3.4)	(4.0)
Additions to refund liabilities	3.9	3.7
Adjustment for actual vs. reserved product returns	(0.5)	0.2
Balance at end of period	$27.7	$27.9
Contract Balances
    During the three and six months ended April 3, 2026, the Company recognized revenue of $1.2 million and $10.3 million, respectively, related to deferred revenues which existed at October 3, 2025. During the three and six months ended April 4, 2025, the Company recognized revenue of $0.4 million and $7.1 million, respectively, related to deferred revenues which existed at September 27, 2024.
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
    The investment in dpiX Holding is accounted for under the equity method of accounting. When the Company recognizes its share of net profits or losses of dpiX Holding, profits or losses in inventory purchased from dpiX are eliminated. During the three months ended April 3, 2026 and April 4, 2025, the Company recorded a loss on the equity investment in dpiX Holding of $1.3 million and $2.0 million, respectively. During the six months ended April 3, 2026, and April 4, 2025, the Company recorded a loss on the equity investment in dpiX Holding of $4.5 million and $3.6 million, respectively. The loss on the equity investment in dpiX Holding is included in other expense, net in the Condensed Consolidated Statements of Operations. The carrying value of the equity investment in dpiX Holding was $18.0 million and $22.5 million at April 3, 2026 and October 3, 2025, respectively.
    During the three months ended April 3, 2026 and April 4, 2025, the Company purchased glass transistor arrays from dpiX totaling $4.9 million and $5.2 million, respectively. During the six months ended April 3, 2026 and April 4, 2025, the Company purchased glass transistor arrays from dpiX totaling $11.3 million and $9.8 million, respectively. These purchases of glass transistor arrays are included as a component of inventories, net on the Condensed Consolidated Balance Sheets or cost of revenues in the Condensed Consolidated Statements of Operations.
    As of April 3, 2026 and October 3, 2025, the Company had accounts payable to dpiX totaling $3.2 million and $1.9 million, respectively.
    In October 2013, the Company entered into an amended agreement with dpiX and other parties that, among other things, provides it with the right to 50% of dpiX’s total manufacturing capacity. In addition, the Company is required to pay for 50% of dpiX's fixed costs, as determined at the beginning of each calendar year. In January 2026, the Company's fixed cost commitment was determined and approved by the dpiX board of directors to be $13.7 million for calendar year 2026. As of April 3, 2026, the Company estimated it has fixed cost commitments of $10.2 million related to the amended agreement with dpiX through the remainder of the calendar year 2026. The amended agreement will continue unless the ownership structure of dpiX changes (as defined in the amended agreement).
    The Company has determined that dpiX Holding is a variable interest entity because the at-risk equity holders, as a group, lack the characteristics of a controlling financial interest. Majority votes are required to direct the manufacturing activities, legal operations and other activities that most significantly affect dpiX’s economic performance. The Company does not have majority voting rights and no power to unilaterally direct the activities of dpiX Holding, and therefore, is not the primary beneficiary of dpiX Holding. The Company’s exposure to loss as a result of its involvement with dpiX Holding is limited to the carrying value of the Company’s investment of $18.0 million and fixed cost commitments.

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
    During the three and six months ended April 3, 2026 and April 4, 2025, the Company recorded no income on the equity investment in VEC. The Company's investment in VEC was $2.0 million as of each of April 3, 2026 and October 3, 2025. As of each of April 3, 2026 and October 3, 2025, the Company had loans and other receivables from VEC of $0.8 million, which are recorded in prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.
4. FAIR VALUE
Assets and Liabilities Measured at Fair Value on a Recurring Basis
    The fair values of certain of the Company’s financial instruments, including bank deposits included in cash and cash equivalents, accounts receivable, net and accounts payable, approximate their fair values due to their short maturities. The carrying value of the Company’s Term Loan, as defined in Note 6, Borrowings, approximates its fair value due to its variable interest rate, which resets periodically based on the SOFR benchmark and reflects current market conditions. The fair value of the Term Loan is classified within Level 2 of the fair value hierarchy, as it is based on observable market inputs, including current interest rates for similar secured, variable‑rate instruments. The Company has elected to use the income approach to value its derivative instruments using standard valuation techniques and Level 2 inputs, such as currency spot rates, forward points and credit default swap spreads.
    In the tables below, the Company has segregated all assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

	Fair Value at April 3, 2026
(In millions)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$2.2	$—	$—	$2.2
Corporate notes/bonds	—	2.0	—	2.0
U.S. treasury bills	—	1.0	—	1.0
Derivative assets	—	0.2	—	0.2
Deferred compensation plan(1)	7.8	—	—	7.8
Marketable equity securities	1.9	—	—	1.9
Total assets measured at fair value	$11.9	$3.2	$—	$15.1

Liabilities:
Derivative liabilities	$—	$10.2	$—	$10.2
Total liabilities measured at fair value	$—	$10.2	$—	$10.2
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

	April 3, 2026
(In millions)	Amortized Costs	Fair Value
Corporate notes/bonds	$2.0	$2.0
U.S. treasury bills	1.0	1.0
Total marketable debt securities	$3.0	$3.0

	October 3, 2025
(In millions)	Amortized Costs	Unrealized Losses	Fair Value
Commercial paper	$2.0	$—	$2.0
Corporate notes/bonds	4.1	(0.1)	4.0
U.S. treasury bills	15.8	—	15.8
Government agencies	2.0	—	2.0
Total marketable debt securities	$23.9	$(0.1)	$23.8
    The contractual maturities of marketable debt securities as of April 3, 2026, are shown in the table below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	April 3, 2026
(In millions)	Amortized Costs	Fair Value
Contractual maturities:
Due within one year	$3.0	$3.0
Total marketable debt securities	$3.0	$3.0
    During the three and six months ended April 3, 2026, there were no gross realized gains or losses from the sale of certain marketable debt securities that were reclassified out of accumulated other comprehensive loss.

    The following tables summarize the balance sheet locations for marketable debt securities:

	April 3, 2026
(In millions)	Corporate Notes/Bonds	Treasury Bills	Total
Marketable securities	$2.0	$1.0	$3.0
Total marketable debt securities	$2.0	$1.0	$3.0

	October 3, 2025
(In millions)	Commercial Paper	Corporate Notes/Bonds	Government Agencies	Treasury Bills	Total
Cash and cash equivalents	$—	$—	$—	$13.7	$13.7
Marketable securities	2.0	4.0	2.0	2.1	10.1
Total marketable debt securities	$2.0	$4.0	$2.0	$15.8	$23.8
5. GOODWILL AND INTANGIBLE ASSETS
    The following table reflects goodwill by reportable operating segment:

(In millions)	Medical	Industrial	Total
Balance at October 3, 2025	$79.8	$118.6	$198.4
Foreign currency translation adjustments	(0.2)	(0.4)	(0.6)
Balance at April 3, 2026	$79.6	$118.2	$197.8

	Medical	Industrial	Total
Balance at April 3, 2026
Goodwill	$173.5	$118.2	$291.7
Accumulated impairment losses	(93.9)	—	(93.9)
Total goodwill	$79.6	$118.2	$197.8
    The following table reflects the gross carrying amount and accumulated amortization of the Company’s finite-lived intangible assets included in intangible assets, net in the Condensed Consolidated Balance Sheets:

	April 3, 2026			October 3, 2025
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired existing technology	$74.6	$(66.7)	$7.9	$74.9	$(65.5)	$9.4
Patents, licenses and other	7.6	(6.2)	1.4	6.2	(6.2)	—
Customer contracts and supplier relationship	52.2	(48.3)	3.9	52.3	(47.7)	4.6
Total intangible assets	$134.4	$(121.2)	$13.2	$133.4	$(119.4)	$14.0
    Amortization expense for intangible assets was $1.1 million and $1.0 million for the three months ended April 3, 2026 and April 4, 2025, respectively. Amortization expense for intangible assets was $2.2 million and $1.9 million for the six months ended April 3, 2026 and April 4, 2025, respectively. During the six months ended April 3, 2026, in connection with an asset acquisition, the Company recorded additional intangible assets of $1.5 million related to acquired licenses.

6. BORROWINGS
    The following table summarizes the Company’s short-term and long-term debt:

	April 3, 2026	October 3, 2025
(In millions, except for percentages)	Amount	Amount	Contractual Interest Rate	Effective Interest Rate
Current maturities of long-term debt:
Term Loan Facility	$17.5	$—	6.2%	6.5%
Other debt	1.1	1.5
Total current maturities of long-term debt	$18.6	$1.5

Non-current maturities of long-term debt:
Revolving Credit Facility	$4.4	$—	6.2%	6.5%
Term Loan Facility	328.1	—	6.2%	6.5%
Senior Secured Notes	—	368.0	7.9%	8.2%
Other debt	—	0.4
Total non-current maturities of long-term debt	$332.5	$368.4

Unamortized issuance costs and debt premiums:
Unamortized issuance costs - Term Loan Facility	$(3.5)	$—
Unamortized issuance costs, net of debt premium - Senior Secured Notes	—	(2.4)
Total unamortized issuance costs and debt premiums	(3.5)	(2.4)
Total debt outstanding, net	$347.6	$367.5
    The following table summarizes the Company’s interest expense:

	Three Months Ended		Six Months Ended
(In millions)	April 3, 2026	April 4, 2025	April 3, 2026	April 4, 2025
Contractual interest coupon and other	$7.5	$9.4	$14.9	$16.4
Amortization of debt issuance costs	0.3	0.8	0.8	1.7
Loss on extinguishment of debt	9.4	—	9.4	0.1
Total interest expense	$17.2	$10.2	$25.1	$18.2
Credit and Guaranty Agreement
    On March 13, 2026, the Company entered into a Credit and Guaranty Agreement that provides for (i) an initial term loan facility in an aggregate principal amount of $350.0 million (the “Term Loan Facility”), (ii) a senior secured revolving credit facility with aggregate commitments of $100.0 million (the “Revolving Credit Facility”), and (iii) a delayed draw term loan facility with aggregate commitments of up to $40.0 million (the “Delayed Draw Term Loan Facility”). The Term Loan Facility, the Revolving Credit Facility, and the Delayed Draw Term Loan Facility are collectively referred to as the "Credit Facility."
    The Term Loan Facility was fully funded on the closing date of the Credit and Guaranty Agreement. The net proceeds from the Credit Facility after deducting $5.1 million of settled and estimated debt issuance costs, were approximately $344.9 million. The Company used the proceeds from the offering, together with available cash, to repay the Senior Secured Notes (defined below), including accrued interest, fees, and expenses.
    The Revolving Credit Facility is available for revolving loans in U.S. dollars and for the issuance of letters of credit, subject to a letter of credit sublimit, and permits the Company to borrow, repay, and reborrow amounts from time to time until the maturity of the Revolving Credit Facility.

    The Company had letter of credit sublimit capacity in the aggregate amounts of $55.0 million and $25.0 million under its credit facilities as of April 3, 2026 and October 3, 2025, respectively. As of April 3, 2026 and October 3, 2025, the Company had $2.3 million and $1.1 million, respectively, of standby letters of credit outstanding. These standby letters of credit primarily support certain lease obligations and a duty drawback agreement. Outstanding standby letters of credit reduce the amount available for borrowing under the Company’s Revolving Credit Facility. The Company has not recorded a liability associated with these standby letters of credit, as no draws have been made and management does not believe it is probable that the guarantees will be drawn.
    The Delayed Draw Term Loan Facility permits the Company to request one or more delayed draw term loans during the commitment period, which extends through the earlier of (i) the second anniversary of the closing date and (ii) the date on which all delayed draw term loan commitments have been fully funded, at which time any remaining unfunded commitments automatically terminate. During the commitment period of the Delayed Draw Term Loan Facility, the Company is required to pay a delayed draw unused commitment fee of between 0.30% and 0.40% per annum, payable quarterly on the actual daily unused portion of the Delayed Draw Term Loan Facility, depending on the consolidated total net leverage ratio of the Company.
    The Term Loan Facility and the Delayed Draw Term Loan Facility each mature on March 13, 2031. Borrowings under the Revolving Credit Facility mature, and lending commitments thereunder terminate, on March 13, 2031.
    Borrowings under the Term Loan Facility are subject to scheduled amortization. Borrowings under the Credit Facility may be voluntarily prepaid, in whole or in part, without premium or penalty, subject to customary notice and procedural requirements, and are subject to mandatory prepayments upon the occurrence of certain events, as set forth in the Credit and Guaranty Agreement.
    The interest rate for borrowings by the Company under the Credit Facility is Term SOFR, subject to a floor of 0.00%, plus a margin of 2.00% to 3.00%, depending on the consolidated total net leverage ratio of the Company. Alternatively, the Company has the option of selecting a base rate equal to the highest of (a) the prime rate, (b) the Federal Funds Rate plus 0.50% and (c) Term SOFR for a one‑month tenor plus 1.00%, in each case plus a margin of 1.00% to 2.00%, depending on the consolidated total net leverage ratio of the Company. Interest on base rate borrowings is payable quarterly in arrears, while interest on Term SOFR borrowings is payable at the end of each applicable interest period.
    The obligations under the Credit Facility are secured by substantially all of the assets of the Company and certain of its subsidiaries, subject to customary exceptions, and are guaranteed by substantially all domestic subsidiaries and certain foreign subsidiaries, subject to customary exclusions.
    The Credit Facility is subject to customary affirmative and negative covenants, including limitations on additional indebtedness, liens, asset sales, investments, and restricted payments, as well as financial maintenance covenants requiring the Company to maintain compliance with specified consolidated total net leverage and consolidated fixed charge coverage ratios.
    As of April 3, 2026, the outstanding balance under the Term Loan Facility was $345.6 million. As of April 3, 2026, there was $4.4 million outstanding borrowings under the Revolving Credit Facility and the amount available under the Revolving Credit Facility was $95.6 million. As of April 3, 2026, no amounts had been drawn under the Delayed Draw Term Loan Facility.
Senior Secured Revolving Credit Facility
    On March 26, 2024, the Company entered into a senior secured revolving credit agreement (the "Senior Secured Credit Agreement") providing for a senior secured revolving credit facility up to $155.0 million (the "Senior Secured Revolving Credit Facility"). Simultaneously with its entry into the Credit and Guaranty Agreement, the Company terminated its $155.0 million Senior Secured Revolving Credit Facility and recognized $0.2 million of the remaining unamortized issuance costs in interest expense in the Condensed Consolidated Statements of Operations, which excludes costs related to lenders that continued under the Revolving Credit Facility. There was no principal balance outstanding under the Senior Secured Revolving Credit Facility when it was terminated.
Senior Secured Notes
    The Company issued $300.0 million aggregate principal amount of 7.875% Senior Secured Notes due 2027 (the "Senior Secured Notes") pursuant to an indenture dated September 30, 2020. Interest payments were paid semiannually on April 15 and October 15 of each year, beginning on April 15, 2021. The Senior Secured Notes were scheduled to mature on October 15, 2027.
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
    On July 15, 2021, the Company redeemed $30.0 million of the Senior Secured Notes, and redeemed another $27.0 million on March 18, 2022. On March 13, 2026, the Company redeemed the entire remaining outstanding principal amount of its $368.0 million of Senior Secured Notes, in accordance with the terms and conditions of the governing indenture, by paying cash of $387.4 million, inclusive of the redemption premium and accrued interest, and recognized a $9.2 million loss related to the redemption premium and the write-off of previously recorded debt issuance costs. The redemption price of the redeemed notes was 102% of the principal amount, plus accrued and unpaid interest from, and including, October 15, 2025 to, but excluding, the redemption date of March 13, 2026.
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
    A reconciliation of the numerator and denominator used in the calculation of basic and diluted net (loss) income per common share is as follows:

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	April 3, 2026	April 4, 2025	April 3, 2026	April 4, 2025
Net (loss) income per share - basic
Net (loss) income attributable to Varex	$(8.1)	$6.9	$(5.8)	$6.6
Basic weighted average shares outstanding	42.0	41.4	41.9	41.2
Basic net (loss) income per share attributable to Varex	$(0.19)	$0.17	$(0.14)	$0.16

Net (loss) income per share - diluted
Net (loss) income attributable to Varex	$(8.1)	$6.9	$(5.8)	$6.6
Interest expense on Convertible Notes, net of tax	—	1.6	—	—
Diluted net (loss) income	$(8.1)	$8.5	$(5.8)	$6.6

Basic weighted average shares outstanding	42.0	41.4	41.9	41.2
Dilutive effect of Convertible Notes	—	9.6	—	—
Dilutive effect of share-based awards and other	—	0.2	—	0.4
Diluted weighted average shares outstanding	42.0	51.2	41.9	41.6
Diluted net (loss) income per share attributable to Varex	$(0.19)	$0.17	$(0.14)	$0.16

Anti-dilutive share summary
Share-based awards and other	2.7	3.4	2.7	3.2
Convertible notes	—	—	—	9.6
Warrants	—	9.6	—	9.6
Total anti-dilutive shares	2.7	13.0	2.7	22.4
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

8. LEASES
    The Company has operating and finance leases for office space, warehouse and manufacturing space, vehicles, and equipment. The following table presents supplemental balance sheet information related to the Company's operating and finance leases:

(In millions)	Balance Sheet Location	April 3, 2026	October 3, 2025
Assets
Operating lease right-of-use assets	Operating lease assets	$29.0	$29.4
Finance lease right-of-use assets	Property, plant, and equipment, net	5.2	5.7
Liabilities
Operating lease liabilities (current)	Current operating lease liabilities	4.7	4.4
Finance lease liabilities (current)	Accrued liabilities and other current liabilities	0.4	0.4
Operating lease liabilities (non-current)	Operating lease liabilities	23.0	24.0
Finance lease liabilities (non-current)	Other long-term liabilities	$5.3	$5.6
    The following table provides information related to the Company’s operating and finance leases:

	Three Months Ended		Six Months Ended
(In millions)	April 3, 2026	April 4, 2025	April 3, 2026	April 4, 2025
Total operating lease costs(1)	$1.6	$1.5	$3.2	$3.1

Amortization of right-of-use assets	$0.2	$0.2	$0.5	$0.5
Interest on lease liabilities	0.1	0.1	0.2	0.2
Total finance lease costs	$0.3	$0.3	$0.7	$0.7

Operating cash flows from operating leases	$1.6	$1.4	$3.2	$2.9
Operating cash flows from finance leases	0.1	0.1	0.2	0.2
Financing cash flows from finance leases	0.1	0.3	0.2	0.4
Total cash paid for amounts included in the measurement of lease liabilities	$1.8	$1.8	$3.6	$3.5

Noncash operating right-of-use assets obtained in exchange for new lease liabilities	$1.2	$0.5	$2.0	$0.8
Noncash finance right-of-use assets obtained in exchange for new lease liabilities	—	0.2	—	0.2
Total right-of-use assets obtained in exchange for new lease liabilities	$1.2	$0.7	$2.0	$1.0
(1) Includes variable and short-term lease expense which were immaterial for the three and six months ended April 3, 2026 and April 4, 2025.
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
    As of April 3, 2026, the Company had the following outstanding derivatives designated as net investment hedging instruments:

(In millions, except number of instruments)	Number of Instruments	Notional Value
Cross currency swap contracts	2	$51.8
    The following table summarizes the amount of pre-tax income recognized from derivative instruments for the periods indicated and the line items in the accompanying Condensed Consolidated Statements of Operations where the results are recorded for net investment hedges:

	Amount of Gain (Loss) Recognized in OCI on Derivative Three Months Ended		Location of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)	Amount of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing) Three Months Ended
(In millions)	April 3, 2026	April 4, 2025		April 3, 2026	April 4, 2025
Cross currency swap contracts	$1.3	$(3.7)	Interest expense	$0.1	$0.2
	Amount of Gain Recognized in OCI on Derivative Six Months Ended		Location of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)	Amount of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing) Six Months Ended
(In millions)	April 3, 2026	April 4, 2025		April 3, 2026	April 4, 2025
Cross currency swap contracts	$0.9	$1.1	Interest expense	$0.1	$0.4

    These derivative instruments are subject to master netting agreements giving effect to rights of offset with each counterparty. None of the balances were eligible for netting. The following table summarizes the gross fair values of derivative instruments as of the periods indicated and the line items in the accompanying Condensed Consolidated Balance Sheets where the instruments are recorded:

(In millions)		Derivative Assets and Liabilities
Derivatives Designated as Net Investment Hedges	Balance Sheet Location	April 3, 2026	October 3, 2025
Cross currency swap contracts	Prepaid expenses and other current assets	$0.1	$—
Cross currency swap contracts	Accrued liabilities and other current liabilities	—	10.4
Cross currency swap contracts	Other long-term liabilities	$9.5	$—

Derivatives Designated as Hedging Instruments - Cash Flow Hedges
    The Company uses interest rate swap contracts to manage its exposure to variability in cash flows associated with forecasted interest payments on variable‑rate debt. These interest rate swap contracts are designated as cash flow hedges.
    Changes in the fair value of derivatives designated as cash flow hedges are recorded in accumulated other comprehensive loss and are reclassified into income in the same period or periods during which the hedged forecasted interest payments affect income.
    During the three months ended April 3, 2026, the Company entered into an interest rate swap agreement with a notional amount of $350.0 million, effective March 13, 2026 and maturing on March 31, 2030. Under the terms of the swap, the Company pays a fixed interest rate of 3.65% and receives variable interest based on one‑month SOFR, thereby effectively fixing a portion of the Company’s interest payments on its variable‑rate debt. The notional amount of the swap amortizes over time to align with the scheduled principal repayments of the underlying hedged debt.
    As of April 3, 2026, the Company had the following outstanding derivatives designated as cash flow hedging instruments:

(In millions, except number of instruments)	Number of Instruments	Notional Value
Interest Rate Swap Contracts	1	$345.6
    The following table summarizes the amount of pre-tax income recognized from derivative instruments for the periods indicated and the line items in the accompanying Condensed Consolidated Statements of Operations where the results are recorded for cash flow hedges:

	Amount of Loss Recognized in OCI on Derivative Three Months Ended		Location of Gain Reclassified from Accumulated OCI into Income	Amount of Gain Reclassified from Accumulated OCI into Income Three Months Ended
(In millions)	April 3, 2026	April 4, 2025		April 3, 2026	April 4, 2025
Interest Rate Swap Contracts	$(0.6)	$—	Interest expense	$—	$—
	Amount of Loss Recognized in OCI on Derivative Six Months Ended		Location of Gain Reclassified from Accumulated OCI into Income	Amount of Gain Reclassified from Accumulated OCI into Income Six Months Ended
(In millions)	April 3, 2026	April 4, 2025		April 3, 2026	April 4, 2025
Interest Rate Swap Contracts	$(0.6)	$—	Interest expense	$—	$—

    The following table summarizes the gross fair values of derivative instruments as of the periods indicated and the line items in the accompanying Condensed Consolidated Balance Sheets where the instruments are recorded:

(In millions)		Derivative Assets and Liabilities
Derivatives Designated as Net Investment Hedges	Balance Sheet Location	April 3, 2026	October 3, 2025
Interest Rate Swap Contracts	Prepaid expenses and other current assets	$0.1	$—
Interest Rate Swap Contracts	Other long-term liabilities	$0.7	$—
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

    The following table shows the notional amounts of outstanding foreign currency contracts as of April 3, 2026:

	Notional Value of Derivatives not Designated as Hedging Instruments:
(In millions of equivalent USD)	Buy Contracts	Sell Contracts
Australian Dollar	$—	$1.9
Chinese Renminbi	—	4.4
Euro	—	27.0
Indian Rupee	—	1.1
Japanese Yen	8.1	—
Mexican Peso	—	1.2
Philippine Peso	17.6	—
Swiss Franc	2.0	—
Total notional value	$27.7	$35.6
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
    In April 2015, the Company acquired 73.5% of the then outstanding shares of MeVis Medical, a publicly traded company based in Bremen, Germany that provides image processing software and services for cancer screening. In August 2015, the Company, through one of its German subsidiaries, entered into a Domination and Profit and Loss Transfer Agreement (the “DPLTA”) with MeVis Medical. In fiscal years 2017 and 2018, the Company purchased an additional 0.2% of outstanding shares such that the Company now owns 73.7% of the outstanding shares of common stock of MeVis Medical. Under the DPLTA, MeVis Medical subordinates its management to the Company and undertakes to transfer all its annual profits and losses to the Company. In return, the DPLTA grants the noncontrolling shareholders of MeVis Medical, an annual recurring net compensation of €0.95 per MeVis Medical share. At April 3, 2026, noncontrolling shareholders together held approximately 0.5 million shares of MeVis Medical, representing 26.3% of the outstanding shares.
    The changes in noncontrolling interests were as follows:

	Six Months Ended
(In millions)	April 3, 2026	April 4, 2025
Noncontrolling interests, at beginning of period	$14.0	$14.1
Net income attributable to noncontrolling interests	0.2	0.4
Other	(0.3)	(0.3)
Noncontrolling interests, at end of period	$13.9	$14.2
11. EMPLOYEE STOCK PLANS
Share-Based Compensation Expense
    Share-based compensation expense recognized in the Condensed Consolidated Statements of Operations is based on awards ultimately expected to vest. Share-based compensation expense includes expenses related to the Company’s direct employees.

    The table below summarizes the effect of recording share-based compensation expense and the option value of the employee stock purchase plan shares:

	Three Months Ended		Six Months Ended
(In millions)	April 3, 2026	April 4, 2025	April 3, 2026	April 4, 2025
Cost of revenues	$0.5	$0.6	$1.0	$1.1
Research and development	0.8	0.8	1.6	1.7
Selling, general, and administrative	2.7	2.4	5.2	5.1
Total share-based compensation expense	$4.0	$3.8	$7.8	$7.9
Stock Option Activity
    The following table summarizes stock option activity under Varex’s employee incentive plans for the Company's employees:

(In thousands, except per share amounts and the remaining term)	Options	Price Range	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value(1)
Outstanding at October 3, 2025	1,830	$13.61 - $31.42	$25.61	5.1	$—
Canceled, expired or forfeited	(205)	$13.61 - $31.42	31.42
Outstanding at April 3, 2026	1,625	$13.61 - $30.95	$24.88	5.2	$—

Exercisable at April 3, 2026	1,538	$13.61 - $30.95	$25.07	5.1	$—
(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and the closing price of Varex common stock of $10.50 as of April 2, 2026, the last trading date of the Company's second quarter, and which represents the amount that would have been received by the option holders had all option holders exercised their in-the-money options and sold the shares received upon exercise as of that date.
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
    The following table summarizes the activity for restricted stock units, performance stock units, restricted stock awards, and deferred stock units under the 2020 Omnibus Stock Plan:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant-Date Fair Value
Outstanding at October 3, 2025	1,946	$18.35
Granted	1,061	12.14
Vested	(426)	21.77
Canceled or expired	(16)	17.26
Outstanding at April 3, 2026	2,565	$15.19
12. TAXES ON (LOSS) INCOME
    For the three months ended April 3, 2026, the Company recognized income tax expense of $1.6 million on $6.4 million of pre-tax loss. For the three months ended April 4, 2025, the Company recognized income tax expense of $3.7 million on $10.8 million of pre-tax income. For the six months ended April 3, 2026, the Company recognized income tax expense of $3.0 million on $2.6 million of pre-tax loss. For the six months ended April 4, 2025, the Company recognized income tax expense of $6.3 million on $13.3 million of pre-tax income. The Company is unable to recognize a tax benefit for pre-tax book losses in certain jurisdictions but has recognized tax expense for profitable jurisdictions.

    The Company's tax expense increased for the six months ended April 3, 2026, primarily due to higher pre-tax income in profitable jurisdictions.
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
    The Company is maintaining its reinvestment assertion with respect to foreign earnings for the three months ended April 3, 2026, which is that all earnings prior to fiscal year 2018 are permanently reinvested for all countries, and that post fiscal year 2017 earnings available for repatriation in entities incorporated in Sweden, Finland, the Philippines, Saudi Arabia, and India remain indefinitely reinvested. Due to the level of earnings available for repatriation, the treaty benefits applicable to jurisdictions in which those earnings are located, and the now favorable United States tax treatment of repatriated foreign earnings, the amount of deferred tax liability recorded related to the potential repatriation is immaterial. This estimated liability is for United States state income taxes and foreign withholding taxes that would apply if the foreign earnings were repatriated in the form of a dividend.
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

    Information related to the Company’s segments is as follows:

	Three Months Ended		Six Months Ended
(In millions)	April 3, 2026	April 4, 2025	April 3, 2026	April 4, 2025
Revenues, net
Medical	$156.2	$153.8	$301.0	$298.4
Industrial	59.8	59.1	124.6	114.3
Total revenues, net	216.0	212.9	425.6	412.7
Cost of revenues
Medical	105.6	97.9	204.4	193.0
Industrial	37.8	38.3	78.8	74.5
Total cost of revenues	143.4	136.2	283.2	267.5
Gross profit
Medical	50.6	55.9	96.6	105.4
Industrial	22.0	20.8	45.8	39.8
Total gross profit	72.6	76.7	142.4	145.2
Total operating expenses	58.2	54.6	112.6	111.9
Interest and other expense, net	(20.8)	(11.3)	(32.4)	(20.0)
(Loss) income before taxes	(6.4)	10.8	(2.6)	13.3
Income tax expense	1.6	3.7	3.0	6.3
Net (loss) income	(8.0)	7.1	(5.6)	7.0
Less: Net income attributable to noncontrolling interests	0.1	0.2	0.2	0.4
Net (loss) income attributable to Varex	$(8.1)	$6.9	$(5.8)	$6.6
    The Company does not disclose total assets by segment as this information is not provided to the CODM.
    See Note 2, Revenue, for disaggregation of revenue by geographic region and country.
14. OTHER FINANCIAL INFORMATION
    The following table summarizes the Company’s accrued liabilities and other current liabilities:

(In millions)	April 3, 2026	October 3, 2025
Accrued compensation and benefits	$30.7	$43.4
Product warranty	8.1	8.5
Taxes payable	0.7	5.3
Refund liability	7.6	7.7
Derivative liability	—	10.4
Accrued interest	1.4	13.5
Other	12.6	9.6
Total accrued liabilities and other current liabilities	$61.1	$98.4
15. INVENTORIES
    The following table summarizes the Company’s inventories, net:

(In millions)	April 3, 2026	October 3, 2025
Raw materials and parts	$260.4	$228.1
Work-in-process	33.9	31.3
Finished goods	52.4	40.0
Total inventories, net	$346.7	$299.4

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
•challenges in accurately predicting product demand and delivery schedules;
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
•inflation and supply chain disruptions resulting in increased costs and delayed product delivery;
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
•limitations imposed by operating and financial restrictions of our debt financing; and
•other factors cited in Part I, Item 1A, "Risk Factors" in our Annual Report and in Part II, Item 1A, "Risk Factors" of this Quarterly Report.
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
Overview
    Varex Imaging Corporation is a leading innovator, designer and manufacturer of X-ray imaging components including X-ray tubes, flat panel and photon counting detectors and accessories, linear accelerators, image software processing solutions, and stand-alone X-ray based systems in select application areas. Our components are used in medical diagnostic imaging, security inspection systems, and industrial quality inspection systems, as well as for analysis and measurement applications in industrial manufacturing applications. Global OEMs incorporate our X-ray imaging components into their systems to detect, diagnose, protect, irradiate, and inspect. Varex has approximately 2,450 full-time equivalent employees, located at engineering, manufacturing, and service center sites in North America, Europe, and Asia.
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
Debt Refinance
    During the quarter, we entered into a new $490 million secured credit facility, consisting of a $350 million term loan facility, a $100 million revolving credit facility and a $40 million delayed draw term loan facility, collectively the “Credit Facility.” We borrowed the full $350 million term loan facility and used the proceeds, together with cash on hand, to redeem all $368 million aggregate principal amount of our outstanding 7.875% Senior Secured Notes due 2027. We also terminated our prior $155 million senior secured revolving credit facility.
    Borrowings under the Credit Facility generally bear interest, at our option, at a variable rate based on Term SOFR or a base rate, plus an applicable margin. See Note 6 Borrowings to the accompanying Notes to the Condensed Consolidated Financial Statements for additional information regarding the terms of the Credit Facility. We expect the refinancing to reduce annual interest expense by more than $7 million, lower total outstanding debt, improve financial flexibility, and support continued investment in the business.
Current Economic and Trade Environment
    The economic and trade environment remains dynamic and unpredictable. Changes to tariff policies in 2025 by the United States and other countries, particularly the bilateral United States and Chinese tariffs, impacted our results of operations and profitability in fiscal year 2025 and the first half of fiscal year 2026. In February 2026, the U.S. Supreme Court held that the International Emergency Economic Powers Act, or IEEPA, does not authorize the President to impose tariffs. The decision invalidated certain IEEPA-based tariffs, but did not resolve all questions about refund timing, refund mechanics, or the potential use of other tariff authorities.
    Although certain IEEPA-based tariffs have been invalidated, the broader trade environment remains uncertain. Tariffs, trade restrictions, retaliatory actions, and related uncertainty have contributed to, and may continue to contribute to, delayed customer purchasing decisions, increased costs, supply chain and logistics disruption, exchange rate volatility, increased shipping and transportation costs, and disputes with customers regarding potential IEEPA tariff refunds.
    Tariffs and trade restrictions that remain in effect or are imposed under other legal authorities, including any tariffs targeting X-ray imaging products, or products shipped from the United States could make our products less competitive and negatively impact our business, financial condition and results of operations.
    We continue to monitor tariff-related actions, investigations, and policy developments, as well as changes in customer procurement decisions resulting from the current trade environment. We also continue to take actions intended to reduce the impact of tariffs and trade-related uncertainty on our business, including working with customers and evaluating operational, supply chain, and pricing measures, as well as pursuing commonly utilized mitigation practices and localizing more in region manufacturing. At this time, however, we do not anticipate these efforts will allow us to fully offset the additional costs or other negative impacts resulting from such tariffs. Furthermore, if international customers’ negative perceptions of United States’ trade policy or other actions by the United States Administration influence their purchasing decisions, our business and results of operations could be negatively impacted.
    As a result of the Supreme Court ruling on IEEPA tariffs, we may be eligible for refunds of tariffs previously paid on imported goods. Because the timing of any such refunds remains uncertain, we have not recognized a receivable or corresponding offset to expense or assets as of April 3, 2026. We continue to evaluate these developments and their potential impact on our results of operations. To the extent we recover amounts previously passed through to customers, we may be required under certain customer arrangements to remit some or all of those recovered amounts to customers to the extent they were initially passed through to our customers.
    For additional information on risks related to tariffs and trade policy, supply chain and logistics challenges, cost increases, changes in U.S. and worldwide economic conditions, geopolitical tensions, and other risks that could impact our results, see Item 1A “Risk Factors.”
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
    Security applications primarily consist of cargo security for the screening of trucks, trains, and cargo containers at ports and borders as well as airport security for checked baggage and palletized cargo. The end customers for border protection systems are typically government agencies, many of which are in oil-based economies and war zones where there can be significant variation in buying patterns. We have expanded our security offerings to include full systems that perform cargo and vehicle inspections. These systems are used for screening cargo at ports and borders.
    Non-destructive testing and inspection verticals utilize X-ray imaging to scan items for inspection of manufacturing defects and product integrity in a wide range of industries including aerospace, automotive, electronics, oil and gas, food packaging, metal castings, and additive manufacturing. In addition, new applications for X-ray sources have been developed, such as sterilization of food and its packaging. We provide X-ray sources, digital detectors, high voltage connectors, and image processing software to OEM customers, system integrators, and manufacturers in a variety of these verticals. We believe that non-destructive testing represents a significant growth opportunity for our business, and we are actively pursuing new potential applications for our products.
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
Fiscal Year
    The fiscal years of the Company as reported are the 52 or 53-week periods ending on the Friday nearest September 30. Fiscal year 2026 is the 52-week period ending October 2, 2026. Fiscal year 2025 was the 53-week period that ended on October 3, 2025. The fiscal quarters ended April 3, 2026 and April 4, 2025 were both 13-week periods. The six-month fiscal periods ended April 3, 2026 and April 4, 2025 were a 26-week period and a 27-week period, respectively.
Discussion of Results of Operations for the Three Months Ended April 3, 2026 Compared to the Three Months Ended April 4, 2025
Revenues, Net

	Three Months Ended
(In millions)	April 3, 2026	April 4, 2025	$ Change	% Change
Medical	$156.2	$153.8	$2.4	1.6%
Industrial	59.8	59.1	0.7	1.2%
Total revenues, net	$216.0	$212.9	$3.1	1.5%
Medical as a percentage of total revenues, net	72.3%	72.2%
Industrial as a percentage of total revenues, net	27.7%	27.8%
    Medical revenues increased $2.4 million, primarily due to increased sales of radiography, CT, mammography, and other modalities of $12.0 million, partially offset by decreased sales in fluoroscopic, dental, veterinary, and oncology modalities of $9.6 million.

    Industrial revenues increased $0.7 million, primarily due to increased sales of digital detectors of $4.5 million, partially offset by decreased sales of inspection products and other components of $3.8 million.
Revenues, Net by Region

	Three Months Ended
(In millions)	April 3, 2026	April 4, 2025	$ Change	% Change
Americas	$78.7	$69.4	$9.3	13.4%
EMEA	59.9	71.7	(11.8)	(16.5)%
APAC	77.4	71.8	5.6	7.8%
Total revenues, net	$216.0	$212.9	$3.1	1.5%
    Overall revenue during the three months ended April 3, 2026 increased as compared to the three months ended April 4, 2025. Americas revenue increased by $9.3 million due to increased sales of security inspection products of $4.4 million, X-ray tubes of $4.0 million, and other product sales of $0.8 million. EMEA revenues decreased $11.8 million due to decreased sales of security inspection products of $8.5 million, digital detectors of $4.4 million, and other products of $0.5 million, partially offset by increased sales of X-ray tubes of $1.6 million. APAC revenues increased $5.6 million primarily due to increased sales of X-ray tubes of $2.8 million, security inspection products of $0.9 million, digital detectors of $0.7 million, and other products of $1.2 million.
    See Note 2, Revenue, to the accompanying Notes to the Condensed Consolidated Financial Statements for information regarding disaggregated revenue by country.
Gross Profit

	Three Months Ended
(In millions)	April 3, 2026	April 4, 2025	$ Change	% Change
Medical	$50.6	$55.9	$(5.3)	(9.5)%
Industrial	22.0	20.8	1.2	5.8%
Total gross profit	$72.6	$76.7	$(4.1)	(5.3)%
Medical gross margin	32.4%	36.3%
Industrial gross margin	36.8%	35.2%
Total gross margin	33.6%	36.0%
    The Medical segment gross profit decreased $5.3 million, primarily due to increased material costs of $7.4 million, partially offset by increased sales volume, favorable shift in product sales mix, and increased productivity of $2.1 million.
    The Industrial segment gross profit increased $1.2 million, primarily due to both increased sales volume and a favorable shift in product sales mix of $3.2 million, partially offset by increased material costs and decreased productivity of $2.0 million.
Operating Expenses

	Three Months Ended
(In millions)	April 3, 2026	April 4, 2025	$ Change	% Change
Research and development	$22.2	$22.0	$0.2	0.9%
As a percentage of total revenues, net	10.3%	10.3%
Selling, general, and administrative	$36.0	$32.6	$3.4	10.4%
As a percentage of total revenues, net	16.7%	15.3%
Operating expenses	$58.2	$54.6	$3.6	6.6%
As a percentage of total revenues, net	26.9%	25.6%
Research and Development
    We are committed to investing in the business to support long-term growth and believe long-term research and development expenses of approximately 8% to 10% of annual revenues is the appropriate range that will allow us to innovate and bring new products to market for our global OEM customers. Research and development were 10.3% of revenues, in-line with research and development costs in the prior year period.
Selling, General, and Administrative
    Selling, general, and administrative expenses increased $3.4 million, primarily due to increased legal costs of $2.0 million, other administrative costs of $1.5 million and marketing cost of $1.2 million, partially offset by decreased compensation costs and fixed commitment costs to a supplier of $1.5 million. The remaining variance was attributable to other changes in selling, general, and administrative expenses, each of which was individually insignificant.
Interest and Other Expense, Net
    The following table summarizes the Company’s interest and other expense, net:

	Three Months Ended
(In millions)	April 3, 2026	April 4, 2025	$ Change	% Change
Interest income	$0.4	$2.9	$(2.5)	(86.2)%
Interest expense	(17.2)	(10.2)	(7.0)	68.6%
Other expense, net	(4.0)	(4.0)	—	—%
Interest and other expense, net	$(20.8)	$(11.3)	$(9.5)	84.1%
    Interest income decreased primarily due to a decline of our cash, cash equivalents, and marketable securities balances being held in interest bearing deposit accounts when comparing the second quarter of fiscal year 2026 to the second quarter of fiscal year 2025. This was due to an accumulation of cash in the prior period for the repayment of our convertible notes maturing in June 2025.
    Interest expense for the second quarter of fiscal year 2026 increased $7.0 million compared to the second quarter of fiscal year 2025 primarily due to debt extinguishment costs of $9.4 million related to the repayment of our senior secured notes and the closing of our senior secured revolving credit facility, partially offset by reduced interest payments related to a lower debt balance and more favorable rates in fiscal year 2026 compared to fiscal year 2025.
    Other expense, net was flat in the second quarter of fiscal year 2026 compared to the second quarter of fiscal year 2025.
Taxes on (Loss) Income
    For the three months ended April 3, 2026, we recognized income tax expense of $1.6 million on $6.4 million of pre-tax loss. For the three months ended April 4, 2025, we recognized income tax expense of $3.7 million on $10.8 million of pre-tax income. Our tax expense for the three months ended April 3, 2026 was primarily due to increased pre-tax income in profitable jurisdictions.
Discussion of Results of Operations for the Six Months Ended April 3, 2026 Compared to the Six Months Ended April 4, 2025
Revenues, Net

	Six Months Ended
(In millions)	April 3, 2026	April 4, 2025	$ Change	% Change
Medical	$301.0	$298.4	$2.6	0.9%
Industrial	124.6	114.3	10.3	9.0%
Total revenues	$425.6	$412.7	$12.9	3.1%
Medical as a percentage of total revenues	70.7%	72.3%
Industrial as a percentage of total revenues	29.3%	27.7%
    Medical revenues increased $2.6 million, primarily due to increased sales of radiography, CT, mammography and other modalities of $15.3 million, partially offset by decreased sales in fluoroscopic, dental, oncology, and veterinary modalities of $12.7 million.
    Industrial revenues increased $10.3 million, primarily due to increased digital detectors, sales of security inspection products, and other components of $11.9 million, partially offset by decreased sales of X-ray tubes of $1.6 million.

Revenues, Net by Region

	Six Months Ended
(In millions)	April 3, 2026	April 4, 2025	$ Change	% Change
Americas	$154.0	$133.8	$20.2	15.1%
EMEA	124.3	132.1	(7.8)	(5.9)%
APAC	147.3	146.8	0.5	0.3%
Total revenues, net	$425.6	$412.7	$12.9	3.1%
    Overall revenue during the six months ended April 3, 2026 increased as compared to the six months ended April 4, 2025. During the six months ended April 3, 2026, Americas revenues increased $20.2 million due to increased security inspection products sales of $12.9 million, increased X-ray tubes sales of $5.0 million, and increased digital detectors sales of $2.3 million. EMEA revenues decreased $7.8 million primarily due to decreased inspection product sales of $7.4 million, digital detectors sales of $4.4 million, partially offset by increased X-ray tubes sales of $4.0 million. APAC revenues increased $0.5 million primarily due to increased other product sales.
    See Note 2, Revenue, of the accompanying Notes to the Condensed Consolidated Financial Statements for information regarding disaggregated revenue by country.
Gross Profit

	Six Months Ended
(In millions)	April 3, 2026	April 4, 2025	$ Change	% Change
Medical	$96.6	$105.4	$(8.8)	(8.3)%
Industrial	45.8	39.8	6.0	15.1%
Total gross profit	$142.4	$145.2	$(2.8)	(1.9)%
Medical gross margin %	32.1%	35.3%
Industrial gross margin %	36.8%	34.8%
Total gross margin %	33.5%	35.2%
    Medical segment gross profit decreased $8.8 million, primarily due to increased material costs $14.2 million, partially offset by increased sales volume, favorable product mix, and improved productivity of $5.4 million.
    Industrial segment gross profit increased $6.0 million, primarily due to improved sales volume and favorable product mix of $12.3 million, partially offset by decreased productivity and increased material costs of $6.3 million.

Operating Expenses

	Six Months Ended
(In millions)	April 3, 2026	April 4, 2025	$ Change	% Change
Research and development	$43.9	$45.5	$(1.6)	(3.5)%
As a percentage of total revenues	10.3%	11.0%
Selling, general, and administrative	$68.7	$66.4	$2.3	3.5%
As a percentage of total revenues	16.1%	16.1%
Operating expenses	$112.6	$111.9	$0.7	0.6%
As a percentage of total revenues	26.5%	27.1%
Research and Development
    Research and development costs decreased to 10.3% of total revenue, primarily due to the final Micro-X technology transfer payment made during the first quarter of fiscal year 2025.
Selling, General, and Administrative
    Selling, general, and administrative expenses increased $2.3 million, primarily due to increased legal costs of $2.6 million, other administrative costs of $3.4 million and marketing costs of $2.3 million, partially offset by decreased compensation costs and fixed commitment costs to a supplier of $6.0 million.
Interest and Other Expense, Net
    The following table summarizes the Company’s interest and other expense, net:

	Six Months Ended
(In millions)	April 3, 2026	April 4, 2025	$ Change	% Change
Interest income	$1.0	$5.0	$(4.0)	(80.0)%
Interest expense	(25.1)	(18.2)	(6.9)	37.9%
Other expense, net	(8.3)	(6.8)	(1.5)	22.1%
Interest and other expense, net	$(32.4)	$(20.0)	$(12.4)	62.0%
    Interest income for the six months ended April 3, 2026 decreased when compared to the six months ended April 4, 2025 primarily due to a decline of our cash, cash equivalents, and marketable securities balances being held in interest bearing deposit accounts when comparing the second quarter of fiscal year 2026 to the second quarter of fiscal year 2025. This was due to an accumulation of cash in the prior period for the repayment of our convertible notes maturing in June 2025.
    Interest expense for the six months ended April 3, 2026 increased when compared to the six months ended April 4, 2025 primarily due to debt extinguishment costs of $9.4 million related to the repayment of our senior secured notes and the closing of our prior senior secured revolving credit facility, partially offset by reduced interest payments related to a lower debt balance and more favorable interest rates in fiscal year 2026 compared to fiscal year 2025.
    Other expense, net for the six months ended April 3, 2026 increased $1.5 million when compared to the six months ended April 4, 2025 primarily due to increased losses in certain investments in privately-held companies and equity investments of $2.9 million and other expenses of $0.3 million, partially offset by decreased foreign exchange expense of $1.7 million.
Taxes on (Loss) Income
    For the six months ended April 3, 2026, we recognized an income tax expense of $3.0 million on $2.6 million of pre-tax loss. For the six months ended April 4, 2025, the Company recognized income tax expense of $6.3 million on $13.3 million of pre-tax income. Our tax expense for the six months ended April 3, 2026, was primarily due to increased pre-tax income in profitable jurisdictions.
Liquidity and Capital Resources
    We assess our liquidity in terms of our ability to generate cash to fund our operations, including working capital and investing activities. We believe that our operating cash flow, cash on our balance sheet, availability under our Revolving Credit Facility, and our ability to access the credit and capital markets are sufficient to meet our anticipated operating activities and cash commitments for at least the next 12 months and will be sufficient to allow us to continue to invest in our existing businesses, consummate strategic acquisitions, and manage our capital structure on a short-term and long-term basis. We are currently not aware of any trends or demands, commitments, events, or uncertainties that will result in or that are reasonably likely to result in a material change to our liquidity needs during the next 12 months. As of April 3, 2026, the availability under our Revolving Credit Facility was $95.6 million, and we had total debt of $347.6 million, net of deferred issuance costs of $3.5 million.
Cash and Cash Equivalents and Marketable Debt Securities
    The following table summarizes our cash and cash equivalents and marketable debt securities:

(In millions)	April 3, 2026	October 3, 2025	$ Change
Cash and cash equivalents	$85.3	$145.0	$(59.7)
Marketable debt securities not included in cash and cash equivalents	3.0	10.1	(7.1)
Total	$88.3	$155.1	$(66.8)
Borrowings
    The following table summarizes the changes in our debt outstanding:

	April 3, 2026	October 3, 2025
(In millions)	Amount	Amount	$ Change
Current maturities of long-term debt:
Term Loan Facility	$17.5	$—	$17.5
Other debt	1.1	1.5	(0.4)
Total current maturities of long-term debt	$18.6	$1.5	$17.1

Non-current maturities of long-term debt:
Revolving Credit Facility	$4.4	$—	$4.4
Term Loan Facility	328.1	—	328.1
Senior Secured Notes	—	368.0	(368.0)
Other debt	—	0.4	(0.4)
Total non-current maturities of long-term debt	$332.5	$368.4	$(35.9)

Unamortized issuance costs and debt premiums:
Unamortized issuance costs - Term Loan Facility	$(3.5)	$—	$(3.5)
Unamortized issuance costs, net of debt premium - Senior Secured Notes	—	(2.4)	2.4
Total unamortized issuance costs and debt premiums	(3.5)	(2.4)	(1.1)
Total debt outstanding, net	$347.6	$367.5	$(19.9)
Cash Flows

	Six Months Ended
(In millions)	April 3, 2026	April 4, 2025
Net cash flow (used in) provided by:
Operating activities	$(17.6)	$26.1
Investing activities	(10.8)	11.7
Financing activities	(30.9)	124.2
Effects of exchange rate changes on cash and cash equivalents and restricted cash	(0.1)	(0.2)
Net (decrease) increase in cash and cash equivalents and restricted cash	$(59.4)	$161.8
    Net cash (used in) provided by operating activities. Cash (used in) provided by operating activities was $(17.6) million and $26.1 million for the six months ended April 3, 2026 and April 4, 2025, respectively. Significant changes in operating assets and liabilities affecting cash flows during these periods included:

•Net loss was $5.6 million for the six months ended April 3, 2026 compared to a net income of $7.0 million for the six months ended April 4, 2025. The change from net income to net loss was primarily due to a $9.4 million loss on extinguishment of debt in the six months ended April 3, 2026.
•Cash used for inventories was $30.8 million higher in the six months ended April 3, 2026, compared to the six months ended April 4, 2025, primarily due to an increase in quantity of inventory for anticipated future demand.
•Cash provided by accounts payables was $16.7 million higher in the six months ended April 3, 2026, compared to the six months ended April 4, 2025, primarily due to increased balances related to purchases of inventory.
•Cash used in accrued liabilities and other current and long-term liabilities increased by $18.5 million in the six months ended April 3, 2026, compared to the six months ended April 4, 2025, primarily due to payments of accrued interest in excess of current‑period accruals of $21.4 million resulting from the refinancing of our senior secured note. This increase was partially offset by $1.0 million in decreased tax accruals. The remaining variance was attributable to other changes in accrued liabilities and other current and long‑term liabilities, each of which was individually insignificant.
    Net cash (used in) provided by investing activities. Cash (used in) provided by investing activities was $(10.8) million and $11.7 million for the six months ended April 3, 2026 and April 4, 2025, respectively. This change was primarily due to net cash decreases related to marketable debt securities and certificates of deposits activity of $16.7 million and an increase in purchases of property, plant, and equipment of $5.9 million in the six months ended April 3, 2026, compared to the six months ended April 4, 2025.
    Net cash (used in) provided by financing activities. Net cash (used in) provided by financing activities was $(30.9) million and $124.2 million for the six months ended April 3, 2026 and April 4, 2025, respectively. This change was primarily due to the repayment of the senior secured notes and related fees of $375.2 million during the second quarter of fiscal year 2026, partially offset with proceeds from the issuance of the term loan of $345.5 million during the second quarter of fiscal year 2026, compared to the issuance of $126.9 million of the Senior Secured Notes Add On during the first quarter of fiscal year 2025.
Material Contractual Obligations
    In October 2013, we entered into an amended agreement with dpiX and other parties that, among other things, provides us with the right to 50% of dpiX’s total manufacturing capacity produced after January 1, 2014. The amended agreement requires us to pay for 50% of the fixed costs (as defined in the amended agreement), as determined and approved by the dpiX board of directors at the beginning of each calendar year. In January 2026, the Company's fixed cost commitment was determined to be $13.7 million for calendar year 2026. For the remainder of calendar year 2026, we estimate that we have fixed cost commitments of $10.2 million related to this amended agreement. The amended agreement will continue unless the ownership structure of dpiX changes (as defined in the amended agreement).
    In August 2015, pursuant to a Domination and Profit and Loss Transfer Agreement (the “DPLTA”), we committed to pay the noncontrolling shareholders of MeVis Medical an annual recurring net compensation of €0.95 per MeVis Medical share. The annual net payment will continue for the life of the DPLTA, which we anticipate will continue for as long as we remain as the controlling shareholder of MeVis Medical. As of April 3, 2026, noncontrolling shareholders together held approximately 0.5 million shares of MeVis Medical, representing 26.3% of the outstanding shares.
    The Company enters into purchase agreements with its suppliers in the ordinary course of its business for the purchase of goods and services. Some of these purchase agreements are non-cancellable and thus contractually obligate the Company to future cash payments. As of April 3, 2026, our non-cancellable supplier purchase obligations totaled $2.7 million.
Contingencies
    From time to time, we are a party to or otherwise involved in legal proceedings, government inspections, investigations, customs and duty audits, and other claims and contingency matters, both inside and outside the United States, arising in the ordinary course of our business or otherwise. We accrue amounts for probable losses, to the extent they can be reasonably estimated, that we believe are adequate to address any liabilities related to legal proceedings as well as other loss contingencies that we believe will result in a probable loss (including, among other things, probable settlement value). A loss or a range of loss is disclosed when it is reasonably possible that a material loss will be incurred and can be estimated or when it is reasonably possible that the amount of a loss, when material, will exceed the recorded provision. We did not have any material contingent liabilities as of April 3, 2026 and October 3, 2025. Legal expenses are expensed as incurred.

Days Sales Outstanding
    Trade accounts receivable days sales outstanding (“DSO”) was 62 days at April 3, 2026 and October 3, 2025. Our accounts receivable and DSO are impacted by a number of factors, including the timing of product shipments, collections performance, payment terms, the mix of revenues from different regions and the effects of economic instability.
Letters of Credit
    The Company uses standby letters of credit as a form of credit support in the ordinary course of business. Outstanding standby letters of credit reduce the borrowing capacity available under the Company’s Revolving Credit Facility and therefore impact available liquidity; however, they do not represent current cash obligations. Management does not expect these standby letters of credit to be drawn. As of April 3, 2026, $2.3 million of standby letters of credit were outstanding.
Recent Accounting Standards or Updates Not Yet Effective
    See Note 1, Summary of Significant Accounting Policies, of the accompanying Notes to the Condensed Consolidated Financial Statements for a description of recent accounting standards, including the expected dates of adoption and the estimated effects on our Condensed Consolidated Financial Statements.
Backlog
    Backlog is the accumulation of all orders for which revenues have not been recognized and are still considered valid. Backlog also includes a small portion of billed service contracts that are included in deferred revenue. Our estimated total backlog at April 3, 2026 was approximately $266 million.
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
    We may enter into foreign currency forward and option contracts with financial institutions to protect against foreign exchange risks associated with certain existing assets and liabilities, net investments in foreign subsidiaries, and forecast purchases denominated in foreign currencies. We may hedge portions of forecasted foreign currency exposure, typically for one to three months. In addition, we hold cross-currency swaps between the Euro and U.S. Dollar as a net investment hedge of our acquisition of Direct Conversion. Depending on the spot rate between the Euro and U.S. Dollar at the time of settlement and whether we have sufficient Euros available, we may have to borrow incrementally in U.S. Dollars to settle this obligation. Additionally, we may choose not to hedge certain foreign exchange exposures for a variety of reasons including, but not limited to, accounting considerations, the prohibitive economic cost of hedging particular exposures, or due to natural offsets among the different exposures. See Note 9, Financial Derivatives and Hedging Activities, of the accompanying Notes to the Condensed Consolidated Financial Statements for further information.

Credit and Counterparty Risk
    We use a centralized approach to manage substantially all of our cash and to finance our operations. Our cash and cash equivalents and marketable securities may be exposed to a concentration of credit risk, and our credit facility exposes us to credit risk and interest rate risk.
    We perform ongoing credit evaluations of our customers, and we maintain what we believe to be strong credit controls in evaluating and granting customer credit, including performing ongoing evaluations of our customers’ financial condition and creditworthiness and often using letters of credit or requiring certain customers to provide a down payment.
Interest Rate Risk
    Borrowings under our Initial Term Loan, Revolving Credit Facility, and Delayed Draw Term Loan bear interest at floating interest rates. As of April 3, 2026, we had $350 million in borrowings subject to floating interest rates. See Note 6, Borrowings, of the accompanying Notes to the Condensed Consolidated Financial Statements for further information.

    We have entered into interest rate derivative contracts with financial institutions to manage exposure to changes in interest rates associated with a portion of our variable‑rate borrowings. These arrangements include interest rate swaps that are intended to synthetically convert a portion of our variable‑rate debt to a fixed rate. Under such arrangements, we generally pay a fixed interest rate and receive a variable interest rate based on a benchmark rate, such as SOFR, thereby reducing exposure to fluctuations in market interest rates over the applicable term. These derivatives are intended to reduce the variability of cash flows attributable to changes in interest rates; however, they would not eliminate all interest rate risk. We may choose not to hedge certain interest rate exposures for a variety of reasons, including, but not limited to, accounting considerations, the economic cost of hedging, or changes in anticipated debt levels. See Note 6, Borrowings, and Note 9. Financial Derivatives and Hedging Activities of the accompanying Notes to the Condensed Consolidated Financial Statements for further information.
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
Commodity Price Risk
    We are exposed to market risks related to volatility in the prices of raw materials used in our products. The prices of these raw materials fluctuate in response to changes in supply and demand fundamentals and our product margins and level of profitability tend to fluctuate with changes in these raw materials prices. We try to protect against such volatility through various business strategies. During the three months ended April 3, 2026, we did not have any commodity derivative instruments in place to manage our exposure to price changes.
Sensitivity Analysis
    The following table sets forth the potential loss in future earnings, fair value, or cash flows resulting from hypothetical changes in relevant market rates or prices as of April 3, 2026. The actual impact of the respective underlying rates and price changes on the financial instruments may differ significantly from those shown in the sensitivity analysis.

Market Risk Category	Hypothetical Change	Estimated Annual Impact (In millions)	Impact Category
Foreign Currency - Revenue	10% decrease in foreign exchange rates	$15.3	Earnings
Interest Rate - Marketable Securities	100 basis point decrease in interest rate of underlying investments	0.3	Earnings
Commodity Price	10% increase in commodity prices	$3.5	Earnings

Item 4. Controls and Procedures
Disclosure Controls and Procedures
    Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. Based on this evaluation, our CEO and our CFO have concluded that our disclosure controls and procedures were effective as of April 3, 2026.
Changes in Internal Control Over Financial Reporting
    There were no changes in our internal control over financial reporting during the quarter ended April 3, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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
    For example, changes to tariff policies in 2025 by the United States and other countries, particularly bilateral United States and Chinese tariffs, impacted our results of operations and profitability in fiscal year 2025 and in the first half of fiscal year 2026. Absent a de-escalation of the current trade environment, tariffs are expected to continue to negatively impact our business, results of operation, and financial condition, including by increasing our costs and prices, lowering gross margins, adversely impacting revenue, and making our products less competitive with similar products not imported from the United States. Additional new, or increases to existing tariffs, trade restrictions or other retaliatory actions aimed at specific industries, such as X-ray imaging products, could also materially impact our business.
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
    In addition to tariffs, China’s stated policy of reducing its dependence on foreign manufacturers and technology companies may result in reduced demand for our products and our customers' products in China, which could have a material adverse impact on our business, results of operations and financial position. There are risks that the Chinese government may, among other things, require the use of local suppliers, compel companies that do business in China to partner with local companies to conduct business, or provide incentives to government-backed local customers to buy from local suppliers rather than companies like ours, all of which could adversely impact our business, results of operations and financial position. As an example, in April 2025 the China Ministry of Commerce ("MOFCOM") initiated two investigations related to medical products imported into China (the "MOFCOM Investigations"). One investigation related to the impact of imports of X-ray tubes on the domestic industry and its competitiveness, and another related to imports into China of certain medical CT X-ray tubes and tube inserts for CT devices (collectively “CT Tubes and Inserts”) originating from the United States and India. We produce CT Tubes and Inserts in the United States and export them to

China, but do not produce CT Tubes and Inserts in India. Total sales of medical X-ray tubes we imported into China represented approximately 11% of our total revenue during the first six months of fiscal year 2026.
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
    Increasing tensions between countries, such as China and Taiwan, and other conflicts including the Ukraine-Russia war, the United States and Israel conflict with Iran, as well as other Middle East conflicts, may lead the United States and/or other countries to impose new tariffs and sanctions or expand existing tariffs and sanctions, enact boycotts and embargoes, and otherwise seek to limit or stop the flow of goods to or from involved countries. Such conflicts have caused, are causing, and could in the future cause, significant disruptions in the regions and industries we serve and in our supply chain, as well as decrease demand from customers for the ultimate products using our solutions. The current conflict in Iran, for example, has and may continue to cause increases in cost of goods and raw materials, transportation, and other costs. Tensions and conflicts between countries, including those discussed in this risk factor, have in the past, are currently, and may in the future continue to, adversely impact our costs, margins, supply chain, and ability to timely deliver products to our customers, and these risks could continue to harm our business, financial condition, and results of operations.
We sell our products and services to a limited number of OEM customers, many of which are also our competitors, and a delay in an order to a future period, as well as a reduction in or loss of business of one or more of these customers has in the past and may in the future materially reduce our sales.
    We had one customer during the three months ended April 3, 2026 that accounted for 19% of our revenue, all of which was in our Medical segment. Our ten largest customers as a group accounted for approximately 52% and 55% of our revenue for the three months ended April 3, 2026 and April 4, 2025, respectively. Our ten largest customers as a group accounted for approximately 52% and 54% of our revenue for the six months ended April 3, 2026 and April 4, 2025, respectively. Because we often take significant time to replace lost business, in the past our operating results have been, and in the future our operating results could be, materially and adversely affected if one or more of our major OEM customers were to cancel, or significantly delay or reduce orders.
    Furthermore, we generate significant accounts receivables from the sale of our products and the provision of services directly to these customers. One customer accounted for 13% of our accounts receivables as of April 3, 2026. If one or more of these customers were to cancel a significant product order or service contract, become insolvent, or otherwise be unable or fail to pay for our products and/or services in a timely manner, our operating results and financial condition could be materially and adversely affected.
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

We compete in highly competitive industries and are subject to pricing pressures and other factors that have in the past and may in the future result in margin erosion and loss of customers.
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
    In addition, certain costs, including installation and warranty costs, associated with new products have been, and may in the future be proportionately greater than the costs associated with existing products and have or may therefore disproportionately, materially, and adversely affect our gross and operating margins. We may also experience lower margins due to increased commodities prices, higher tariffs, and inadequate transfer pricing favoring sales to third parties over internal sales. If we are unable to lower these costs over time, our operating results could be materially and adversely affected. Some of the electronic components and integrated circuits used in our flat panel detectors are susceptible to discontinuance and obsolescence risks, which may force us to incorporate newer generations of these components, resulting in unplanned additional R&D expenses, delays in the launch of new products, supply disruptions, and/or inventory write-downs. Further, using aging production equipment might hamper our capacity to innovate to meet customers’ needs and demands and stay competitive. Failure to develop and adopt artificial intelligence ("AI") technology or to properly manage its uses and applications could also hinder product development, our competitiveness, and growth potential. We may also experience challenges in developing and implementing effective product and sales strategies, leading to missed opportunities and customer dissatisfaction.
Our success depends on the successful development, introduction, and commercialization of new generations of products and enhancements to or simplifications of existing product lines.
    We operate in business segments characterized by rapid change and technological innovation. Our customers use our products in their medical diagnostic, security, and industrial imaging systems, and we must continually introduce new products at competitive prices while also improving existing products with higher quality, lower costs, and increased features. We and our joint ventures have in the past spent, and in the future may need to spend, more time and money than we expect to develop, market, and introduce new products, product enhancements, and technologies. Even if we succeed in introducing new products, enhancements, or technologies as quickly as expected, potential customers may not accept or purchase these new products, enhancements, or technologies, and we may not be able to recover all or a meaningful part of our investment. Once introduced, new products may materially and adversely impact sales of our existing products or make them less desirable or even obsolete, which could materially and adversely impact our revenues and operating results.

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
More than half of our revenue is currently generated from customers located outside the United States, and is subject to global, regional, and country-specific economic instability, shifting political environments, changing tax treatment, tariffs, trade wars, and other risks associated with international manufacturing, operations, and sales.
    Revenues generated from customers located outside the United States accounted for approximately 67% and 70% of our total revenues for the three months ended April 3, 2026 and April 4, 2025, respectively and approximately 68% and 69% of our total revenues for the six months ended April 3, 2026 and April 4, 2025, respectively. We intend to continue to expand our presence internationally and expect to expend significant resources in doing so. Our results have in the past, are currently, and could in the future be impacted by a variety of factors, including:
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
•difficulties in staffing and managing employee relations in foreign operations, including in foreign joint ventures, particularly in attracting and retaining personnel qualified to design, test, sell, and support our products;
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
    Our business exposes us to potential product and other liability claims that are inherent in the manufacture, sale, installation, servicing, and support of components that are used in medical devices and other devices that deliver radiation. Because our products are involved in the intentional delivery of radiation to the human body and other situations where people may come into contact with radiation, the possibility for significant personal injury or loss of life exists. Furthermore, if our X-ray inspection systems fail to detect the presence of bombs, explosives, weapons, contraband, or other threats to personal safety, this may lead to personal injury, loss of life, and extensive property damage. We may also be subject to warranty and damage claims for property damage, personal injury, or economic loss related to or resulting from any errors or defects in our products or the installation, servicing, or support of our products. Any accident or mistreatment could subject us to legal costs, litigation, adverse publicity, and damage to our reputation, whether or not our products or services were a factor. From time to time, we may be a party to certain product liability litigation which, if adversely determined, could have an adverse material impact on our financial results. If a product we design or manufacture were defective, we may be required to correct or recall the product and notify regulatory authorities.

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
Risks Relating to the Manufacture of our Products
Inflation and supply chain disruptions, including the loss of a key supplier, and any inability to obtain raw materials or supplies of important components, trade restrictions, and other constraints, have impacted our ability to manufacture products, have caused delays in our ability to deliver products, and have increased our costs and may continue to do so.
    Inflation and supply chain disruptions have had, and could in the future have, an impact on our ability to manufacture certain products. Any rise in future inflation has the potential to increase our overall cost structure, and sustained inflation has resulted in, and may continue to result in, higher interest rates and capital costs, increased shipping costs, supply shortages, increased costs of labor, weakening exchange rates, higher pricing that reduces demand for our products, and other similar effects.
    Material shortages and delays due to inflation, trade restrictions, geopolitical tensions, armed conflicts, and other constraints have caused, and could in the future cause, us to temporarily stop production of certain products or miss opportunities to pursue additional sales of some products. We require certain raw materials, such as copper, nickel, silver, gold, lead, tungsten, iridium, rhenium, molybdenum, rhodium, niobium, zirconium, beryllium, gadolinium, and various high grades of steel alloy for X-ray tubes and industrial products. Worldwide demand, availability, and pricing of these raw materials is volatile. Additionally, the availability of certain raw materials could be affected if suppliers choose to limit their exposure to certain markets in response to unfavorable trade policies or otherwise. If we are unable to obtain the materials necessary to make certain products without unreasonable cost or delay, our customers may seek alternative suppliers, or decide to in-source certain products or if we must pay more for certain materials, it could reduce our profit margin and/or sales, it could make it uneconomical for us to produce certain products, or otherwise have a material adverse effect on our business and financial results. Further, our competitors with greater financial resources may be better able to restructure their manufacturing and supply chains in response to geopolitical and economic trends and thereby have a competitive advantage over us.
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
Our operations are vulnerable to interruption or loss due to natural or other disasters, climate related-events, power loss, strikes, and other events beyond our control.
    We conduct some of our activities, including manufacturing, research and development, administration, and data processing at facilities located in areas that have in the past experienced or may in the future experience natural disasters. Natural disasters (such as a major fire, hurricane, earthquake, flood, tsunami, or volcanic eruption), severe weather conditions, adverse climate-related events, war or terrorism, and disruption in utilities and other services affecting our facilities, or those of our suppliers, could significantly disrupt our operations and delay or prevent product manufacture and shipment during the time required to repair, rebuild, or replace our or our suppliers’ damaged manufacturing facilities. These delays could be lengthy and costly. If any of our customers’ facilities are adversely affected by such a disaster or event, shipments of our products could be delayed. Additionally, customers may delay purchases of our products until our or their operations return to normal. Even if our suppliers or customers are able to quickly respond to such a disaster or event, the ongoing effects could create some uncertainty in the operations of our business. Concerns about terrorism, the effects of a terrorist attack, political turmoil, or an outbreak of epidemic diseases have in the past also had, and could in the future have, a negative effect on our business operations, those of our suppliers and customers, and the ability to travel, resulting in adverse consequences on our revenues and financial performance.
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
    Information technology (including technology from third-party providers) helps us operate efficiently, interface with and support our customers, maintain financial accuracy and efficiency, and produce our financial statements. In the ordinary course of our business, we collect, process, and store sensitive data, including intellectual property, proprietary business information, and information of customers, suppliers, business partners, and third parties accessing our website, patient data, and personally identifiable information of customers and employees, in our data centers and on our networks, as well as in third-party off-site data centers. We have been, and expect to be, subject to cyberattacks, and may be subject to ransomware and distributed denial-of-service attacks, spearfishing attacks and other attempted intrusions on our networks and systems by a wide range of actors. We expect our third-party vendors to be subject to similar cyberattacks and other attempted intrusions. Despite security measures, there is an increasing threat of information security breaches and attacks, including from computer viruses or other malicious codes, unauthorized access attempts, employee misuse (including misuse or failure to effectively manage our use of AI and machine learning technologies), human error, and cyber-attacks that pose risks to companies, including us. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently, have become increasingly sophisticated, and generally are not recognized until launched against a target, we may be unable to anticipate or immediately detect these techniques, or the vulnerabilities they have caused or other potential vulnerabilities or security defects, or to implement adequate preventative measures, which could result in data leaks or otherwise compromise our confidential or proprietary information and materially disrupt our operations. Such security breaches could expose us to a risk of disclosure, misuse, or loss of confidential information, trade secrets, personal information, proprietary data, or other competitively sensitive information; litigation; and possible liability to employees, customers, shareholders, and/or regulatory authorities. If our data management or other systems do not effectively collect, secure, store, process, or report relevant data for the operation of our business, whether due to equipment malfunction or constraints, service interruptions, software deficiencies, misuse, or human error, our ability to effectively plan, forecast, and execute our business plan and comply with applicable laws and regulations will be impaired, perhaps materially.
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
    We are also subject to federal and state laws and regulations of general applicability relating to matters such as environmental protection, safe working conditions, manufacturing practices, data privacy and other matters. Insurance coverage is not commercially available for violations of law, including the fines, penalties, or investigatory costs that we may incur as the consequence of regulatory violations. Consequently, we do not have insurance that would cover this type of liability.
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

    We are subject to international laws and regulations of general applicability relating to matters such as environmental protection, safe working conditions, data privacy, and manufacturing practices, as well as others. These are often comparable to, or more stringent than, equivalent regulations in the United States. Sales overseas are also affected by regulation of matters such as product standards, packaging, labeling, environmental and product recycling requirements, import and export restrictions, tariffs, duties, and taxes.
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
Risks Relating to Our Indebtedness
The Credit and Guaranty Agreement governing our Credit Facility imposes significant operating and financial restrictions that may limit our operating flexibility and ability to respond to changes in economic or industry conditions, which could harm our long-term interests, and our variable rate borrowings under the Credit and Guaranty Agreement subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
    As of April 3, 2026, our total indebtedness was approximately $351.1 million of principal, which consisted primarily of borrowings under our Term Loan Facility together with $4.4 million outstanding under our Revolving Credit Facility. Our borrowings under the Credit and Guaranty Agreement bear interest at variable rates, including rates based on Term SOFR, which could affect the amount of interest payable on our debt. The Credit and Guaranty Agreement includes a mandatory hedging covenant that requires us to hedge at least 50% of the borrowings under the Term Loan Facility through the fourth anniversary of the Credit and Guaranty Agreement. In connection with the closing of the Credit Facility, we entered into an interest rate swap agreement to hedge $350 million of our variable-rate interest exposure by effectively converting it to a fixed rate through March 2030. Although we have entered into the interest rate swap hedge to hedge a substantial portion of our variable-rate interest exposure, we remain subject to interest rate risk to the extent our borrowings exceed the hedged notional amount or if the swap counterparty fails to perform. The swap matures prior to the maturity of the Credit Facility, and the notional amount of the swap amortizes over time, which may result in increasing portions of our variable-rate borrowings becoming unhedged. In addition, the effectiveness of the swap depends on the creditworthiness of the counterparty and the continued qualification of the swap for hedge accounting treatment. If interest rates increase and our hedging arrangements are insufficient or unavailable, our interest expense could increase materially, reducing cash flow available for operations, capital expenditures, and other corporate purposes. For more information regarding our borrowings and hedging, see Note 6, Borrowings and Note 9, Financial Derivatives and Hedging Activities of the accompanying Notes to the Condensed Consolidated Financial Statements.
    The Credit and Guaranty Agreement imposes significant operational and financial restrictions on us that include, but are not limited to, our ability to:
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
    A breach of the covenants under the Credit and Guaranty Agreement could result in an event of default under our indebtedness. Such a default, if not cured or waived, may allow our lenders to accelerate the related debt, and may result in the acceleration of any other debt that is subject to an applicable cross-acceleration or cross-default provision. Furthermore, if we were unable to repay the amounts due and payable under the Credit Facility, the lenders could proceed against the collateral securing such indebtedness, which includes substantially all the assets of the Company and certain of its subsidiaries. In the event our lenders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness.
    If our cash requirements in the future are greater than expected or our cash flow from operations is less than expected, our cash flow from operations may not be sufficient to repay all of the outstanding debt as it becomes due, and we may not be able to borrow money, sell assets, or otherwise raise funds on acceptable terms, or at all, to refinance our debt. Any future refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants which could further restrict our business operations. Additionally, the Credit and Guaranty Agreement requires mandatory prepayments upon the occurrence of certain events, including from the proceeds of certain asset dispositions, which may limit our ability to use those proceeds for other corporate purposes.
Our liquidity and ability to operate our business could be adversely impacted by, among other factors, declines in customer spending or operating performance that impair our ability to comply with the consolidated fixed charge coverage ratio or the consolidated total net leverage ratio contained in our Credit and Guaranty Agreement.
    Our historical sources of liquidity to fund ongoing cash requirements include cash flows from operations, cash and cash equivalents, and borrowings through credit facilities. The sufficiency and availability of credit may be adversely affected by a variety of factors, including, without limitation, the tightening of the credit markets, including lending by financial institutions who are sources of credit for our borrowing and liquidity; an increase in the cost of capital; the reduced availability of credit; our ability to execute our strategy; the level of our cash flows, which will be impacted by customer demand for our products; compliance with the consolidated fixed charge coverage ratio and consolidated total net leverage ratio that are included in our Credit and Guaranty Agreement; and interest rate fluctuations. We cannot predict the future level of interest rates or the effect of any change in interest rates on the availability or aggregate cost of our borrowings. We cannot be certain that any additional required financing, whether debt or equity, will be available in amounts needed or on terms acceptable to us, if at all.
    The Credit and Guaranty Agreement governing our Credit Facility contains a minimum consolidated fixed charge coverage ratio of 1.20 to 1.00 and a maximum consolidated total net leverage ratio (the “CTNL Ratio”). Through September 2027, the CTNL Ratio may not exceed 4.25:1.00; for the period from December 2027 through September 2028, the CTNL Ratio may not exceed 4.00:1.00; and from December 2028 and thereafter, the CTNL Ratio may not exceed 3.75:1.00. In addition, in any fiscal quarter in which a qualifying acquisition for which total consideration is $125.0 million or more is consummated, the applicable maximum CTNL Ratio for that fiscal quarter and the immediately succeeding three fiscal quarters is increased by 0.50:1.00, but may not exceed 4.50:1.00. Each ratio is tested on the last day of each fiscal quarter. Adverse developments in the economy in the past have led and in the future could lead to reduced spending by our customers and end-users which could adversely impact our net sales and cash flow and our ability to comply with one or both of these ratios.
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
    GAAP and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, such as revenue recognition, impairment of intangible assets, fair value determinations, lease obligations, vendor allowances, tax matters, litigation, and other matters, are complex and involve many subjective assumptions, estimates and judgments by our management. Changes in accounting standards or their interpretation or changes in underlying assumptions, estimates, or judgments by our management can also change our reported or expected financial performance or financial condition or have an impact on our Condensed Consolidated Financial Statements. As described in Note 1 to our Consolidated Financial Statements included in our Annual Report on Form 10-K under "Revision of Prior Period Financial Statements" during the three months ended July 4, 2025, we identified an error related to deferred tax assets and liabilities and income tax expense in prior periods. The effect of the error was not material, individually or in aggregate in prior periods, but correcting the effect of the error as an out-of-period adjustment for the quarter ended July 4, 2025 would have been material.

We have incurred, and may in the future incur, impairment charges related to our goodwill, which could have an adverse effect on our financial condition and results of operations.
    As of April 3, 2026, our goodwill was $197.8 million. We are required to test intangible assets with indefinite lives, including goodwill, annually or, in certain instances, more frequently, and may be required to record impairment charges, which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred. For example, during the three months ended July 4, 2025, changes in facts and circumstances related to sustained decreases in our stock price, a decrease in our market capitalization, and downward revisions in our longer-term forecast received during the quarter, which included the impact of tariffs and the MOFCOM Investigations announcements, resulted in our determination that the carrying amount of our Medical reporting unit exceeded its fair value. Accordingly, we recorded a $93.9 million goodwill impairment charge to our Medical reporting unit. Our goodwill impairment analysis is sensitive to changes in key assumptions used in our analysis. If the assumptions used in our analysis are not realized, it is possible that a further impairment charge may need to be recorded in the future. We cannot accurately predict the amount and timing of any impairment of goodwill or other intangible assets. However, any such impairment could have an adverse effect on our results of operations.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements
    During the fiscal quarter ended April 3, 2026, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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

10.1
Credit and Guaranty Agreement, dated as of March 13, 2026, by and among, among others, Varex Imaging Corporation, as the parent borrower, certain subsidiaries of Varex Imaging Corporation as borrowers and guarantors, the lenders from time to time party thereto, the issuing banks from time to time party thereto, and Zions Bancorporation, N.A. dba Zions First National Bank, as administrative agent and collateral agent. (incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K filed on March 16, 2026).

31.1*	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act

31.2*	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act

32.1**	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCS*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VAREX IMAGING CORPORATION

Date:	May 7, 2026	By:	/s/ SHUBHAM MAHESHWARI
Shubham Maheshwari
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)