Form 10-Q
period 2026-07-03
Varex Imaging Corp
filed 2026-08-10
CIK 1681622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2026
or

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒
As of August 3, 2026, there were 42.1 million shares of the registrant’s common stock outstanding.

VAREX IMAGING CORPORATION
FORM 10-Q
For the Quarter Ended July 3, 2026

PART I
FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
Revenues, net	$210.5	$203.0	$636.1	$615.7
Cost of revenues	133.8	135.5	417.0	403.0
Gross profit	76.7	67.5	219.1	212.7
Operating expenses:
Research and development	23.3	21.4	67.2	66.9
Selling, general, and administrative	30.6	32.9	99.3	99.3
Impairment of goodwill	—	93.9	—	93.9
Total operating expenses	53.9	148.2	166.5	260.1
Operating income (loss)	22.8	(80.7)	52.6	(47.4)
Interest income	0.9	2.5	1.9	7.5
Interest expense	(5.8)	(9.4)	(30.9)	(27.6)
Other (expense) income, net	(1.7)	1.0	(10.0)	(5.8)
Interest and other expense, net	(6.6)	(5.9)	(39.0)	(25.9)
Income (loss) before taxes	16.2	(86.6)	13.6	(73.3)
Income tax expense	0.3	2.5	3.3	8.8
Net income (loss)	15.9	(89.1)	10.3	(82.1)
Less: Net income attributable to noncontrolling interests	0.2	—	0.4	0.4
Net income (loss) attributable to Varex	$15.7	$(89.1)	$9.9	$(82.5)
Net income (loss) per common share attributable to Varex
Basic	$0.37	$(2.15)	$0.24	$(2.00)
Diluted	$0.37	$(2.15)	$0.23	$(2.00)
Weighted average common shares outstanding
Basic	42.1	41.5	42.0	41.3
Diluted	42.6	41.5	42.5	41.3
See accompanying Notes to the Condensed Consolidated Financial Statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions)	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
Net income (loss)	$15.9	$(89.1)	$10.3	$(82.1)
Other comprehensive income (loss)
Realized gain on forward contracts	0.1	—	0.1	—
Unrealized gain on interest rate swap contracts	3.0	—	2.4	—
Foreign currency translation adjustments	(0.4)	(3.0)	(0.2)	(2.5)
Total comprehensive income (loss)	18.6	(92.1)	12.6	(84.6)
Less: Comprehensive income attributable to noncontrolling interests	0.2	—	0.4	0.4
Comprehensive income (loss) attributable to Varex	$18.4	$(92.1)	$12.2	$(85.0)
 See accompanying Notes to the Condensed Consolidated Financial Statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share and per share amounts)	July 3, 2026	October 3, 2025
Assets
Current assets:
Cash and cash equivalents	$99.2	$145.0
Marketable securities	—	10.1
Accounts receivable, net of allowance for credit losses of $1.9 million and $2.1 million at July 3, 2026 and October 3, 2025, respectively	144.7	156.6
Inventories, net	347.1	299.4
Prepaid expenses and other current assets	42.1	30.7
Total current assets	633.1	641.8
Property, plant, and equipment, net	169.3	157.8
Goodwill	197.6	198.4
Intangible assets, net	12.4	14.0
Investments in privately-held companies	20.2	24.5
Deferred tax assets	2.0	2.9
Operating lease assets	27.7	29.4
Other assets	37.7	38.6
Total assets	$1,100.0	$1,107.4
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$83.5	$69.9
Accrued liabilities and other current liabilities	72.6	98.4
Current operating lease liabilities	4.5	4.4
Current maturities of long-term debt, net	18.2	1.5
Deferred revenues	8.6	13.0
Total current liabilities	187.4	187.2
Long-term debt, net	328.9	366.0
Deferred tax liabilities	4.5	5.5
Operating lease liabilities	22.0	24.0
Other long-term liabilities	46.7	38.1
Total liabilities	589.5	620.8
Stockholders' equity:
Preferred stock, $0.01 par value: 20,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value: 150,000,000 shares authorized
Shares issued and outstanding: 42,147,925 and 41,689,672 at July 3, 2026 and October 3, 2025, respectively	0.4	0.4
Additional paid-in capital	495.1	483.3
Accumulated other comprehensive loss	(2.9)	(5.2)
Retained earnings (accumulated deficit)	4.0	(5.9)
Total Varex stockholders' equity	496.6	472.6
Noncontrolling interests	13.9	14.0
Total stockholders' equity	510.5	486.6
Total liabilities and stockholders' equity	$1,100.0	$1,107.4
See accompanying Notes to the Condensed Consolidated Financial Statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended July 3, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	(Accumulated Deficit) Retained Earnings	Total Varex Equity	Noncontrolling Interests	Total Stockholders' Equity

(In millions)	Shares	Amount
April 3, 2026	42.1	$0.4	$491.1	$(5.6)	$(11.7)	$474.2	$13.9	$488.1
Net income	—	—	—	—	15.7	15.7	0.2	15.9
Share-based compensation	—	—	3.8	—	—	3.8	—	3.8
Unrealized gain on interest rate swap contracts	—	—	—	3.0	—	3.0	—	3.0
Realized gain on forward contracts	—	—	—	0.1	—	0.1	—	0.1
Foreign currency translation adjustments	—	—	—	(0.4)	—	(0.4)	—	(0.4)
Other	—	—	0.2	—	—	0.2	(0.2)	—
July 3, 2026	42.1	$0.4	$495.1	$(2.9)	$4.0	$496.6	$13.9	$510.5

	Three Months Ended July 4, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Varex Equity	Noncontrolling Interests	Total Stockholders' Equity

(In millions)	Shares	Amount
April 4, 2025	41.5	$0.4	$474.7	$(2.4)	$71.0	$543.7	$14.2	$557.9
Net income	—	—	—	—	(89.1)	(89.1)	—	(89.1)
Share-based compensation	—	—	3.7	—	—	3.7	—	3.7
Foreign currency translation adjustments	—	—	—	(3.0)	—	(3.0)	—	(3.0)
July 4, 2025	41.5	$0.4	$478.4	$(5.4)	$(18.1)	$455.3	$14.2	$469.5
See accompanying Notes to the Condensed Consolidated Financial Statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Nine Months Ended July 3, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	(Accumulated Deficit) Retained Earnings	Total Varex Equity	Noncontrolling Interests	Total Stockholders' Equity

(In millions)	Shares	Amount
October 3, 2025	41.7	$0.4	$483.3	$(5.2)	$(5.9)	$472.6	$14.0	$486.6
Net income	—	—	—	—	9.9	9.9	0.4	10.3
Common stock issued upon vesting of restricted shares	0.3	—	—	—	—	—	—	—
Shares withheld for taxes on vesting of restricted stock	(0.1)	—	(1.5)	—	—	(1.5)	—	(1.5)
Common stock issued under employee stock purchase plan	0.2	—	1.7	—	—	1.7	—	1.7
Share-based compensation	—	—	11.5	—	—	11.5	—	11.5
Unrealized gain on interest rate swap contracts	—	—	—	2.4	—	2.4	—	2.4
Realized gain on forward contracts	—	—	—	0.1	—	0.1	—	0.1
Foreign currency translation adjustments	—	—	—	(0.2)	—	(0.2)	—	(0.2)
Other	—	—	0.1	—	—	0.1	(0.5)	(0.4)
July 3, 2026	42.1	$0.4	$495.1	$(2.9)	$4.0	$496.6	$13.9	$510.5

	Nine Months Ended July 4, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Varex Equity	Noncontrolling Interests	Total Stockholders' Equity

(In millions)	Shares	Amount
September 27, 2024	41.1	$0.4	$467.2	$(2.9)	$64.4	$529.1	$14.1	$543.2
Net (loss) income	—	—	—	—	(82.5)	(82.5)	0.4	(82.1)
Common stock issued upon vesting of restricted shares	0.3	—	—	—	—	—	—	—
Shares withheld for taxes on vesting of restricted stock	(0.1)	—	(1.9)	—	—	(1.9)	—	(1.9)
Common stock issued under employee stock purchase plan	0.2	—	1.7	—	—	1.7	—	1.7
Share-based compensation	—	—	11.5	—	—	11.5	—	11.5
Foreign currency translation adjustments	—	—	—	(2.5)	—	(2.5)	—	(2.5)
Other	—	—	(0.1)	—	—	(0.1)	(0.3)	(0.4)
July 4, 2025	41.5	$0.4	$478.4	$(5.4)	$(18.1)	$455.3	$14.2	$469.5
See accompanying Notes to the Condensed Consolidated Financial Statements.

VAREX IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(In millions)	July 3, 2026	July 4, 2025
Cash flows from operating activities:
Net income (loss)	$10.3	$(82.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation expense	11.6	11.6
Depreciation	17.3	17.6
Amortization of intangible assets	3.3	2.9
Deferred taxes	0.1	(3.2)
Loss from equity method investments	4.3	2.5
Amortization of deferred loan costs	1.1	2.3
Impairment of goodwill	—	93.9
Inventory write-down	4.3	3.0
Loss on debt extinguishment	9.4	0.1
Other, net	2.6	0.1
Changes in assets and liabilities:
Accounts receivable	11.0	20.2
Inventories, net	(53.4)	(37.6)
Prepaid expenses and other assets	(7.3)	(5.3)
Accounts payable	12.9	11.6
Accrued liabilities and other current and long-term liabilities	(20.7)	(11.4)
Deferred revenues	(3.4)	7.6
Net cash provided by operating activities	3.4	33.8
Cash flows from investing activities:
Purchases of property, plant, and equipment	(25.9)	(17.3)
Proceeds from sales of marketable debt securities	2.0	10.5
Proceeds from maturities of marketable debt securities	8.1	45.3
Purchase of marketable debt securities	—	(30.6)
Proceeds from maturities of certificates of deposit	—	3.4
Settlement of net investment hedge	—	(0.8)
Other, net	(1.3)	0.5
Net cash (used in) provided by investing activities	(17.1)	11.0
Cash flows from financing activities:
Proceeds from issuance of term loans	345.5	—
Taxes related to net share settlement of equity awards	(1.5)	(1.9)
Proceeds from issuance of senior secured notes	—	126.9
Debt extinguishment costs	(7.2)	—
Repayments of borrowings	(377.8)	(201.5)
Proceeds from revolver borrowings	26.2	—
Repayments of revolver borrowings	(17.5)	—
Payment of debt issuance costs	(0.7)	(1.2)
Proceeds from shares issued under employee stock purchase plan	1.7	1.7
Other, net	(0.8)	(1.0)
Net cash used in financing activities	(32.1)	(77.0)
Effects of exchange rate changes on cash and cash equivalents and restricted cash	(0.2)	0.3
Net decrease in cash and cash equivalents and restricted cash	(46.0)	(31.9)
Cash and cash equivalents and restricted cash at beginning of period	147.1	170.4
Cash and cash equivalents and restricted cash at end of period	$101.1	$138.5
Supplemental cash flow information:
Cash paid for interest	$33.0	$30.6
Income taxes paid, net of refunds	11.2	17.1
Supplemental non-cash activities:
Purchases of property, plant, and equipment financed through accounts payable	$6.2	$0.7
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
Fiscal Year
    The fiscal years of the Company as reported are the 52 or 53-week periods ending on the Friday nearest September 30. Fiscal year 2026 is the 52-week period ending October 2, 2026. Fiscal year 2025 was the 53-week period that ended on October 3, 2025. The fiscal quarters ended July 3, 2026 and July 4, 2025 were both 13-week periods. The nine-month fiscal periods ended July 3, 2026 and July 4, 2025 were a 39-week period and a 40-week period, respectively.

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
Restricted Cash
    Restricted cash primarily consists of cash collateral related to certain leases and inventory arrangements. Restricted cash is included in other assets on the Company's Condensed Consolidated Balance Sheets. Cash and cash equivalents and restricted cash as reported within the Condensed Consolidated Statements of Cash Flows consisted of the following:

	July 3, 2026		July 4, 2025
(In millions)	Beginning of Period	End of Period	Beginning of Period	End of Period
Cash and cash equivalents	$145.0	$99.2	$168.7	$136.4
Restricted cash	2.1	1.9	1.7	2.1
Total as presented in the Condensed Consolidated Statements of Cash Flows	$147.1	$101.1	$170.4	$138.5
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
    Credit is extended to customers based on an evaluation of the customer’s financial condition, and collateral is not required. In certain circumstances, a customer may be required to prepay all or a portion of the contract price prior to transfer of control. During the periods presented, one of the Company's customers accounted for a significant portion of revenues, as set forth below:

	Three Months Ended		Nine Months Ended
	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
Canon Medical Systems Corporation	15.3%	17.8%	16.8%	17.8%
    Canon Medical Systems Corporation accounted for 8.8% and 14.0% of the Company’s accounts receivable as of July 3, 2026 and October 3, 2025, respectively.
Equity Method Investments
    The Company accounts for its equity investments in privately-held companies under the equity method of accounting if the Company has the ability to exercise significant influence in, but not control of, these investments. The Company records impairment losses on its equity method investments if an impairment exists and is deemed to be other-than-temporary, which is based on various factors, including but not limited to, the length of time the fair value of the investment is below the carrying value, the absence of an ability to recover the carrying amount of the investment, and the inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. There were no impairments recorded during the three and nine months ended July 3, 2026 and July 4, 2025.

Marketable Securities
    The Company's marketable securities consist primarily of financial instruments such as United States treasury securities, United States agency obligations, certificates of deposit, corporate bonds, commercial paper, money market funds, and equity securities.
Marketable Debt Securities
    The Company's marketable debt securities are classified as available-for-sale. Classification of marketable debt securities is determined at the time of purchase, and the Company reevaluates such classification as of each balance sheet date. Marketable debt securities are recorded at estimated fair value and included in cash and cash equivalents, marketable securities, and other assets within the Condensed Consolidated Balance Sheets. Any unrealized gains or losses are included in accumulated other comprehensive loss within the Condensed Consolidated Balance Sheets. When the fair value of a marketable debt security declines below its amortized cost basis, any portion of that decline attributable to credit losses, to the extent expected to be nonrecoverable before the sale of the security, is recognized in the Condensed Consolidated Statements of Operations. When the fair value of a marketable debt security declines below its amortized cost basis due to changes in interest rates, such amounts are recorded in other comprehensive income (loss) and are recognized in the Condensed Consolidated Statements of Operations only if the Company sells or intends to sell the security before recovery of its cost basis. There were no impairments related to marketable debt securities recorded during the three and nine months ended July 3, 2026 and July 4, 2025.
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
    The Company discontinued its participation in these supply chain finance programs during the second quarter of fiscal 2026. As of July 3, 2026, there were no outstanding amounts due to the financial intermediary to settle supplier invoices under this program. As of October 3, 2025, the total amount due to the financial intermediary was $2.9 million. These amounts are included within accounts payable in the Condensed Consolidated Balance Sheets.
Environmental Obligations
    The Company's operations and facilities, past and present, are subject to environmental laws, including laws that regulate the handling, storage, transport, and disposal of hazardous substances. Certain of those laws impose cleanup liabilities under certain circumstances. In connection with those laws and certain of our past and present operations and facilities, the Company is obligated to indemnify Varian Medical Systems, Inc. ("Varian") for the cleanup liabilities related to prior corporate restructuring activities. The Company anticipates that it will be obligated to reimburse Varian for 20% of the liabilities of Varian related to these sites (after adjusting for any insurance proceeds or tax benefits received by Varian). As of July 3, 2026 and October 3, 2025, the Company's estimated environmental liability for these sites was $2.5 million and $3.2 million, net of expected insurance proceeds, respectively. These amounts are included within accrued liabilities and other current liabilities and other long-term liabilities in the Condensed Consolidated Balance Sheets.
Product Warranty
    The Company warrants most of its products for a specific period of time, usually 12 to 27 months from delivery or acceptance, against material defects. The Company provides for the estimated future costs of warranty obligations in cost of revenues when the related revenues are recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that the Company will incur to repair or replace product parts that fail while still under warranty. These amounts are included within accrued liabilities and other current liabilities in the Condensed Consolidated Balance Sheets.
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

    The following table reflects the changes in the Company’s accrued product warranty:

	Nine Months Ended
(In millions)	July 3, 2026	July 4, 2025
Accrued product warranty, at beginning of period	$8.5	$10.8
New accruals charged to cost of revenues	12.7	10.0
Product warranty expenditures	(12.1)	(11.6)
Accrued product warranty, at end of period	$9.1	$9.2
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
    The following table disaggregates the Company’s revenue by geographic region:

	Three Months Ended		Nine Months Ended
(In millions)	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
Americas	$74.9	$71.0	$228.9	$204.8
EMEA	66.9	69.6	191.2	201.7
APAC	68.7	62.4	216.0	209.2
Total revenues, net	$210.5	$203.0	$636.1	$615.7
    The following table disaggregates the Company’s revenue by country:

	Three Months Ended		Nine Months Ended
(In millions)	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
United States	$61.0	$63.3	$197.0	$189.4
Japan	33.4	30.0	108.3	106.0
China	33.1	30.2	101.3	96.2
Other(1)	83.0	79.5	229.5	224.1
Total revenues, net	$210.5	$203.0	$636.1	$615.7
(1) No individual country included in the Other category generated more than 10% of total revenues, net.
    Refer to Note 13, Segment Information, for the disaggregation of the Company's revenue based on reportable operating segments.

Right of Return Assets and Refund Liabilities
    Right of return assets are included within the prepaid expenses and other current assets and other assets balances in the Condensed Consolidated Balance Sheets. Refund liabilities are included within the accrued liabilities and other current liabilities and other long-term liabilities balances in the Condensed Consolidated Balance Sheets. The following table summarizes the changes in the right of return assets and refund liabilities for the nine months ended July 3, 2026 and July 4, 2025:

	Right of Return Assets
	Nine Months Ended
(In millions)	July 3, 2026	July 4, 2025
Balance at beginning of period	$24.9	$25.2
Costs recovered from product returns during the period	(4.8)	(5.2)
Right of return assets from shipments of products subject to return during the period	5.0	4.8
Adjustment for actual vs. reserved product returns	(0.5)	0.2
Balance at end of period	$24.6	$25.0

	Refund Liabilities
	Nine Months Ended
(In millions)	July 3, 2026	July 4, 2025
Balance at beginning of period	$27.7	$28.0
Release of refund liability included in beginning of year refund liability	(5.3)	(5.8)
Additions to refund liabilities	5.5	5.4
Adjustment for actual vs. reserved product returns	(0.5)	0.2
Balance at end of period	$27.4	$27.8
Contract Balances
    During the three and nine months ended July 3, 2026, the Company recognized revenue of $0.6 million and $10.9 million, respectively, related to deferred revenues which existed at October 3, 2025. During the three and nine months ended July 4, 2025, the Company recognized revenue of $0.4 million and $7.5 million, respectively, related to deferred revenues which existed at September 27, 2024.
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
    The investment in dpiX Holding is accounted for under the equity method of accounting. When the Company recognizes its share of net profits or losses of dpiX Holding, profits or losses in inventory purchased from dpiX are eliminated. During the three months ended July 3, 2026 and July 4, 2025, the Company recorded income on the equity investment in dpiX Holding of $0.2 million and $1.4 million, respectively. During the nine months ended July 3, 2026, and July 4, 2025, the Company recorded a loss on the equity investment in dpiX Holding of $4.3 million and $2.2 million, respectively. The loss on the equity investment in dpiX Holding is included in other (expense) income, net in the Condensed Consolidated Statements of Operations. The carrying value of the equity investment in dpiX Holding was $18.2 million and $22.5 million at July 3, 2026 and October 3, 2025, respectively.
    During the three months ended July 3, 2026 and July 4, 2025, the Company purchased glass transistor arrays from dpiX totaling $6.6 million and $4.9 million, respectively. During the nine months ended July 3, 2026 and July 4, 2025, the Company purchased glass transistor arrays from dpiX totaling $17.9 million and $14.7 million, respectively. These purchases of glass transistor arrays are included as a component of inventories, net on the Condensed Consolidated Balance Sheets or cost of revenues in the Condensed Consolidated Statements of Operations.

    As of July 3, 2026 and October 3, 2025, the Company had accounts payable to dpiX totaling $1.5 million and $1.9 million, respectively.
    In October 2013, the Company entered into an amended agreement with dpiX and other parties that, among other things, provides it with the right to 50% of dpiX’s total manufacturing capacity. In addition, the Company is required to pay for 50% of dpiX's fixed costs, as determined at the beginning of each calendar year. In January 2026, the Company's fixed cost commitment was determined and approved by the dpiX board of directors to be $13.7 million for calendar year 2026. As of July 3, 2026, the Company estimated it has fixed cost commitments of $6.8 million related to the amended agreement with dpiX through the remainder of the calendar year 2026. The amended agreement will continue unless the ownership structure of dpiX changes (as defined in the amended agreement).
    The Company has determined that dpiX Holding is a variable interest entity because the at-risk equity holders, as a group, lack the characteristics of a controlling financial interest. Majority votes are required to direct the manufacturing activities, legal operations and other activities that most significantly affect dpiX’s economic performance. The Company does not have majority voting rights and no power to unilaterally direct the activities of dpiX Holding, and therefore, is not the primary beneficiary of dpiX Holding. The Company’s exposure to loss as a result of its involvement with dpiX Holding is limited to the carrying value of the Company’s investment of $18.2 million and fixed cost commitments.
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
    During the three and nine months ended July 3, 2026 and July 4, 2025, the Company recorded no income on the equity investment in VEC. The Company's investment in VEC was $2.0 million as of each of July 3, 2026 and October 3, 2025. As of each of July 3, 2026 and October 3, 2025, the Company had loans and other receivables from VEC of $0.8 million, which are recorded in prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.
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

	Fair Value at July 3, 2026
(In millions)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Derivative assets	$—	$2.6	$—	$2.6
Deferred compensation plan(1)	8.3	—	—	8.3
Marketable equity securities	1.4	—	—	1.4
Total assets measured at fair value	$9.7	$2.6	$—	$12.3

Liabilities:
Derivative liabilities	$—	$9.3	$—	$9.3
Total liabilities measured at fair value	$—	$9.3	$—	$9.3
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

Marketable Debt Securities
    As of July 3, 2026, the Company had no marketable debt securities. During the three and nine months ended July 3, 2026, there were no gross realized gains or losses from the sale of certain marketable debt securities that were reclassified out of accumulated other comprehensive loss.
    The following is a summary of marketable debt securities, which are included within the cash and cash equivalents, marketable securities, and other assets balances on the Condensed Consolidated Balance Sheets.

	October 3, 2025
(In millions)	Amortized Costs	Unrealized Losses	Fair Value
Commercial paper	$2.0	$—	$2.0
Corporate notes/bonds	4.1	(0.1)	4.0
U.S. treasury bills	15.8	—	15.8
Government agencies	2.0	—	2.0
Total marketable debt securities	$23.9	$(0.1)	$23.8
    The following tables summarize the balance sheet locations for marketable debt securities:

	October 3, 2025
(In millions)	Commercial Paper	Corporate Notes/Bonds	Government Agencies	Treasury Bills	Total
Cash and cash equivalents	$—	$—	$—	$13.7	$13.7
Marketable securities	2.0	4.0	2.0	2.1	10.1
Total marketable debt securities	$2.0	$4.0	$2.0	$15.8	$23.8
5. GOODWILL AND INTANGIBLE ASSETS
    The following table reflects goodwill by reportable operating segment:

(In millions)	Medical	Industrial	Total
Balance at October 3, 2025	$79.8	$118.6	$198.4
Foreign currency translation adjustments	(0.3)	(0.5)	(0.8)
Balance at July 3, 2026	$79.5	$118.1	$197.6

	Medical	Industrial	Total
Balance at July 3, 2026
Goodwill	$173.4	$118.1	$291.5
Accumulated impairment losses	(93.9)	—	(93.9)
Total goodwill	$79.5	$118.1	$197.6
    The following table reflects the gross carrying amount and accumulated amortization of the Company’s finite-lived intangible assets included in intangible assets, net in the Condensed Consolidated Balance Sheets:

	July 3, 2026			October 3, 2025
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired existing technology	$73.9	$(66.4)	$7.5	$74.9	$(65.5)	$9.4
Patents, licenses and other	7.6	(6.2)	1.4	6.2	(6.2)	—
Customer contracts and supplier relationship	50.9	(47.4)	3.5	52.3	(47.7)	4.6
Total intangible assets	$132.4	$(120.0)	$12.4	$133.4	$(119.4)	$14.0

    Amortization expense for intangible assets was $1.1 million and $1.0 million for the three months ended July 3, 2026 and July 4, 2025, respectively. Amortization expense for intangible assets was $3.3 million and $2.9 million for the nine months ended July 3, 2026 and July 4, 2025, respectively. During the nine months ended July 3, 2026, in connection with an asset acquisition, the Company recorded additional intangible assets of $1.8 million related to acquired licenses.
6. BORROWINGS
    The following table summarizes the Company’s short-term and long-term debt:

	July 3, 2026	October 3, 2025
(In millions, except for percentages)	Amount	Amount	Contractual Interest Rate	Effective Interest Rate
Current maturities of long-term debt:
Term Loan Facility	$17.5	$—	6.2%	6.5%
Other debt	0.7	1.5
Total current maturities of long-term debt	$18.2	$1.5

Non-current maturities of long-term debt:
Revolving Credit Facility	$8.7	$—	6.2%	6.5%
Term Loan Facility	323.8	—	6.2%	6.5%
Senior Secured Notes	—	368.0	7.9%	8.2%
Other debt	—	0.4
Total non-current maturities of long-term debt	$332.5	$368.4

Unamortized issuance costs and debt premiums:
Unamortized issuance costs - Term Loan Facility	$(3.6)	$—
Unamortized issuance costs, net of debt premium - Senior Secured Notes	—	(2.4)
Total unamortized issuance costs and debt premiums	(3.6)	(2.4)
Total debt outstanding, net	$347.1	$367.5
    The following table summarizes the Company’s interest expense:

	Three Months Ended		Nine Months Ended
(In millions)	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
Contractual interest coupon and other	$5.5	$8.7	$20.4	$25.1
Amortization of debt issuance costs	0.3	0.7	1.1	2.4
Loss on extinguishment of debt	—	—	9.4	0.1
Total interest expense	$5.8	$9.4	$30.9	$27.6
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
    The Term Loan Facility was fully funded on the closing date of the Credit and Guaranty Agreement. The net proceeds from the Credit Facility after deducting $5.3 million of settled debt issuance costs, were approximately $344.7 million. The Company used the proceeds from the offering, together with available cash, to repay the Senior Secured Notes (defined below), including accrued interest, fees, and expenses.

    The Revolving Credit Facility is available for revolving loans in U.S. dollars and for the issuance of letters of credit, subject to a letter of credit issued under its sublimit, and permits the Company to borrow, repay, and reborrow amounts from time to time until the maturity of the Revolving Credit Facility.
    The Company had letter of credit sublimit capacity in the aggregate amounts of $35.0 million and $25.0 million under its credit facilities as of July 3, 2026 and October 3, 2025, respectively. As of July 3, 2026 and October 3, 2025, the Company had $0.0 and $1.1 million, respectively, of standby letters of credit outstanding under its credit facilities. Outstanding standby letters of credit issued under its credit facilities reduce the amount available for borrowing under the Company’s Revolving Credit Facility. Additionally, the Company had a stand-alone letter of credit facility with a sub limit capacity of $20.0 million and $0.0 as of July 3, 2026 and October 3, 2025, respectively, that is permitted per the credit facilities. As of July 3, 2026 and October 3, 2025 the Company had $11.9 million and $0.0, respectively, of standby letters of credit outstanding. These standby letters of credit primarily support certain lease obligations, payment guarantees, and a duty drawback agreement. The Company has not recorded a liability associated with these standby letters of credit, as no draws have been made and management does not believe it is probable that the guarantees will be drawn.
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
    As of July 3, 2026, the outstanding balance under the Term Loan Facility was $341.3 million. As of July 3, 2026, there was $8.7 million outstanding borrowings under the Revolving Credit Facility and the amount available under the Revolving Credit Facility was $91.3 million. As of July 3, 2026, no amounts had been drawn under the Delayed Draw Term Loan Facility.
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
    A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per common share is as follows:

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
Net income (loss) per share - basic
Net income (loss) attributable to Varex	$15.7	$(89.1)	$9.9	$(82.5)
Basic weighted average shares outstanding	42.1	41.5	42.0	41.3
Basic net income (loss) per share attributable to Varex	$0.37	$(2.15)	$0.24	$(2.00)

Net income (loss) per share - diluted
Net income (loss) attributable to Varex	$15.7	$(89.1)	$9.9	$(82.5)

Basic weighted average shares outstanding	42.1	41.5	42.0	41.3
Dilutive effect of share-based awards and other	0.5	—	0.5	—
Diluted weighted average shares outstanding	42.6	41.5	42.5	41.3
Diluted net income (loss) per share attributable to Varex	$0.37	$(2.15)	$0.23	$(2.00)

Anti-dilutive share summary
Share-based awards and other	2.0	3.5	2.1	3.4
Warrants	—	9.6	—	9.6
Total anti-dilutive shares	2.0	13.1	2.1	13.0
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

8. LEASES
    The Company has operating and finance leases for office space, warehouse and manufacturing space, vehicles, and equipment. The following table presents supplemental balance sheet information related to the Company's operating and finance leases:

(In millions)	Balance Sheet Location	July 3, 2026	October 3, 2025
Assets
Operating lease right-of-use assets	Operating lease assets	$27.7	$29.4
Finance lease right-of-use assets	Property, plant, and equipment, net	5.0	5.7
Liabilities
Operating lease liabilities (current)	Current operating lease liabilities	4.5	4.4
Finance lease liabilities (current)	Accrued liabilities and other current liabilities	0.4	0.4
Operating lease liabilities (non-current)	Operating lease liabilities	22.0	24.0
Finance lease liabilities (non-current)	Other long-term liabilities	5.3	5.6
    The following table provides information related to the Company’s operating and finance leases:

	Three Months Ended		Nine Months Ended
(In millions)	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
Total operating lease costs(1)	$1.7	$1.6	$4.9	$4.7

Amortization of right-of-use assets	$0.3	$0.3	$0.8	$0.8
Interest on lease liabilities	0.1	0.1	0.3	0.3
Total finance lease costs	$0.4	$0.4	$1.1	$1.1

Operating cash flows from operating leases	$1.8	$1.6	$5.0	$4.5
Operating cash flows from finance leases	0.1	0.1	0.3	0.3
Financing cash flows from finance leases	0.1	0.1	0.3	0.5
Total cash paid for amounts included in the measurement of lease liabilities	$2.0	$1.8	$5.6	$5.3

Noncash operating right-of-use assets obtained in exchange for new lease liabilities	$0.8	$0.2	$2.8	$1.0
Noncash finance right-of-use assets obtained in exchange for new lease liabilities	—	—	—	0.2
Total right-of-use assets obtained in exchange for new lease liabilities	$0.8	$0.2	$2.8	$1.2
(1) Includes variable and short-term lease expense which were immaterial for the three and nine months ended July 3, 2026 and July 4, 2025.
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
Derivatives Designated as Hedging Instruments - Net Investment Hedges
    The Company uses cross currency swap contracts as net investment hedges to manage its risk of variability in foreign currency-denominated net investments in wholly-owned international operations. All changes in fair value of the derivatives designated as net investment hedges are reported in accumulated other comprehensive loss along with the foreign currency translation adjustments on those investments. During the nine months ended July 3, 2026, the Company completed a blend-and-extend transaction on its cross-currency swaps with an original maturity date in November 2025. The previous swaps were replaced with new fixed-to-fixed cross-currency swaps maturing in September 2027 with a notional amount of $51.8 million. Under the new contracts, the Company will receive fixed-rate United States dollar-denominated interest at contracted rates and will pay fixed-rate euro-denominated interest at a rate of 0%. These swaps have been designated as net investment hedges.
    As of July 3, 2026, the Company had the following outstanding derivatives designated as net investment hedging instruments:

(In millions, except number of instruments)	Number of Instruments	Notional Value
Cross currency swap contracts	2	$51.8
    The following table summarizes the amount of pre-tax income recognized from derivative instruments for the periods indicated and the line items in the accompanying Condensed Consolidated Statements of Operations where the results are recorded for net investment hedges:

	Amount of Loss Recognized in OCI on Derivative Three Months Ended		Location of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)	Amount of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing) Three Months Ended
(In millions)	July 3, 2026	July 4, 2025		July 3, 2026	July 4, 2025
Cross currency swap contracts	$—	$(4.0)	Interest expense	$0.2	$0.2
	Amount of Gain (Loss) Recognized in OCI on Derivative Nine Months Ended		Location of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)	Amount of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing) Nine Months Ended
(In millions)	July 3, 2026	July 4, 2025		July 3, 2026	July 4, 2025
Cross currency swap contracts	$0.9	$(2.9)	Interest expense	$0.3	$0.6

    These derivative instruments are subject to master netting agreements giving effect to rights of offset with each counterparty. None of the balances were eligible for netting. The following table summarizes the gross fair values of derivative instruments as of the periods indicated and the line items in the accompanying Condensed Consolidated Balance Sheets where the instruments are recorded:

(In millions)		Derivative Assets and Liabilities
Derivatives Designated as Net Investment Hedges	Balance Sheet Location	July 3, 2026	October 3, 2025
Cross currency swap contracts	Prepaid expenses and other current assets	$0.1	$—
Cross currency swap contracts	Accrued liabilities and other current liabilities	—	10.4
Cross currency swap contracts	Other long-term liabilities	$9.3	$—

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
    During the nine months ended July 3, 2026, the Company entered into an interest rate swap agreement with a notional amount of $350.0 million, effective March 13, 2026 and maturing on March 31, 2030. Under the terms of the swap, the Company pays a fixed interest rate of 3.65% and receives variable interest based on one‑month SOFR, thereby effectively fixing a portion of the Company’s interest payments on its variable‑rate debt. The notional amount of the swap amortizes over time to align with the scheduled principal repayments of the underlying hedged debt.
    As of July 3, 2026, the Company had the following outstanding derivatives designated as cash flow hedging instruments:

(In millions, except number of instruments)	Number of Instruments	Notional Value
Interest Rate Swap Contracts	1	$341.3
    The following table summarizes the amount of pre-tax income recognized from derivative instruments for the periods indicated and the line items in the accompanying Condensed Consolidated Statements of Operations where the results are recorded for cash flow hedges:

	Amount of Gain Recognized in OCI on Derivative Three Months Ended		Location of Gain Reclassified from Accumulated OCI into Income	Amount of Gain Reclassified from Accumulated OCI into Income Three Months Ended
(In millions)	July 3, 2026	July 4, 2025		July 3, 2026	July 4, 2025
Interest Rate Swap Contracts	$3.0	$—	Interest expense	$—	$—
	Amount of Gain Recognized in OCI on Derivative Nine Months Ended		Location of Gain Reclassified from Accumulated OCI into Income	Amount of Gain Reclassified from Accumulated OCI into Income Nine Months Ended
(In millions)	July 3, 2026	July 4, 2025		July 3, 2026	July 4, 2025
Interest Rate Swap Contracts	$2.4	$—	Interest expense	$—	$—

    The following table summarizes the gross fair values of derivative instruments as of the periods indicated and the line items in the accompanying Condensed Consolidated Balance Sheets where the instruments are recorded:

(In millions)		Derivative Assets and Liabilities
Derivatives Designated as Net Investment Hedges	Balance Sheet Location	July 3, 2026	October 3, 2025
Interest Rate Swap Contracts	Prepaid expenses and other current assets	$0.9	$—
Interest Rate Swap Contracts	Other assets	$1.6	$—
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

    The following table shows the notional amounts of outstanding foreign currency contracts as of July 3, 2026:

	Notional Value of Derivatives not Designated as Hedging Instruments:
(In millions of equivalent USD)	Buy Contracts	Sell Contracts
Australian Dollar	$—	$1.1
Chinese Renminbi	—	6.0
Euro	—	20.1
Indian Rupee	—	3.8
Japanese Yen	1.7	—
Korean Won	1.0	—
Mexican Peso	—	1.3
Philippine Peso	5.8	—
Total notional value	$8.5	$32.3
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
    In April 2015, the Company acquired 73.5% of the then outstanding shares of MeVis Medical, a publicly traded company based in Bremen, Germany that provides image processing software and services for cancer screening. In August 2015, the Company, through one of its German subsidiaries, entered into a Domination and Profit and Loss Transfer Agreement (the “DPLTA”) with MeVis Medical. In fiscal years 2017 and 2018, the Company purchased an additional 0.2% of outstanding shares such that the Company now owns 73.7% of the outstanding shares of common stock of MeVis Medical. Under the DPLTA, MeVis Medical subordinates its management to the Company and undertakes to transfer all its annual profits and losses to the Company. In return, the DPLTA grants the noncontrolling shareholders of MeVis Medical, an annual recurring net compensation of €0.95 per MeVis Medical share. At July 3, 2026, noncontrolling shareholders together held approximately 0.5 million shares of MeVis Medical, representing 26.3% of the outstanding shares.
    The changes in noncontrolling interests were as follows:

	Nine Months Ended
(In millions)	July 3, 2026	July 4, 2025
Noncontrolling interests, at beginning of period	$14.0	$14.1
Net income attributable to noncontrolling interests	0.4	0.4
Other	(0.5)	(0.3)
Noncontrolling interests, at end of period	$13.9	$14.2
11. EMPLOYEE STOCK PLANS
Share-Based Compensation Expense
    Share-based compensation expense recognized in the Condensed Consolidated Statements of Operations is based on awards ultimately expected to vest. Share-based compensation expense includes expenses related to the Company’s direct employees.

    The table below summarizes the effect of recording share-based compensation expense and the option value of the employee stock purchase plan shares:

	Three Months Ended		Nine Months Ended
(In millions)	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
Cost of revenues	$0.4	$0.5	$1.4	$1.6
Research and development	0.8	0.7	2.4	2.4
Selling, general, and administrative	2.6	2.5	7.8	7.6
Total share-based compensation expense	$3.8	$3.7	$11.6	$11.6
Stock Option Activity
    The following table summarizes stock option activity under Varex’s employee incentive plans for the Company's employees:

(In thousands, except per share amounts and the remaining term)	Options	Price Range	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value(1)
Outstanding at October 3, 2025	1,830	$13.61 - $31.42	$25.61	5.1	$—
Canceled, expired or forfeited	(205)	$31.42 - $31.42	31.42
Outstanding at July 3, 2026	1,625	$13.61 - $30.95	$24.88	5.0	$—

Exercisable at July 3, 2026	1,563	$13.61 - $30.95	$25.02	4.9	$—
(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and the closing price of Varex common stock of $10.61 as of July 2, 2026, the last trading date of the Company's third quarter, and which represents the amount that would have been received by the option holders had all option holders exercised their in-the-money options and sold the shares received upon exercise as of that date.
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
    The following table summarizes the activity for restricted stock units, performance stock units, restricted stock awards, and deferred stock units under the 2020 Omnibus Stock Plan:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant-Date Fair Value
Outstanding at October 3, 2025	1,946	$18.35
Granted	1,071	12.11
Vested	(429)	21.74
Canceled or expired	(24)	17.00
Outstanding at July 3, 2026	2,564	$15.17
    While the PSU amounts shown in the table above reflect achievement at target, the number of PSUs that ultimately vest will be based on a comparison of certified performance results to predefined performance criteria that include threshold, target and maximum attainment levels.
12. TAXES ON INCOME (LOSS)
    For the three months ended July 3, 2026, the Company recognized income tax expense of $0.3 million on $16.2 million of pre-tax income. For the three months ended July 4, 2025, the Company recognized income tax expense of $2.5 million on $86.6 million of pre-tax loss. For the nine months ended July 3, 2026, the Company recognized income tax expense of $3.3 million on $13.6 million of pre-tax income. For the nine months ended July 4, 2025, the Company recognized income tax expense of $8.8 million on

$73.3 million of pre-tax loss. The Company is unable to recognize a tax benefit for pre-tax book losses in certain jurisdictions but has recognized tax expense for profitable jurisdictions.
    The Company's tax expense decreased for the three and nine months ended July 3, 2026, when compared to the three and nine months ended July 4, 2025, primarily due to lower pre-tax income in profitable jurisdictions and increased pre-tax income in certain jurisdictions for which a valuation allowance is in place.
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
    The Company is maintaining its reinvestment assertion with respect to foreign earnings for the three months ended July 3, 2026, which is that all earnings prior to fiscal year 2018 are permanently reinvested for all countries, and that post fiscal year 2017 earnings available for repatriation in entities incorporated in Sweden, Finland, the Philippines, Saudi Arabia, and India remain indefinitely reinvested. Due to the level of earnings available for repatriation, the treaty benefits applicable to jurisdictions in which those earnings are located, and the now favorable United States tax treatment of repatriated foreign earnings, the amount of deferred tax liability recorded related to the potential repatriation is immaterial. This estimated liability is for United States state income taxes and foreign withholding taxes that would apply if the foreign earnings were repatriated in the form of a dividend.
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

    Information related to the Company’s segments is as follows:

	Three Months Ended		Nine Months Ended
(In millions)	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
Revenues, net
Medical	$134.0	$142.1	$435.0	$440.5
Industrial	76.5	60.9	201.1	175.2
Total revenues, net	210.5	203.0	636.1	615.7
Cost of revenues
Medical	85.7	95.4	290.1	288.4
Industrial	48.1	40.1	126.9	114.6
Total cost of revenues	133.8	135.5	417.0	403.0
Gross profit
Medical	48.3	46.7	144.9	152.1
Industrial	28.4	20.8	74.2	60.6
Total gross profit	76.7	67.5	219.1	212.7
Total operating expenses	53.9	148.2	166.5	260.1
Interest and other expense, net	(6.6)	(5.9)	(39.0)	(25.9)
Income (loss) before taxes	16.2	(86.6)	13.6	(73.3)
Income tax expense	0.3	2.5	3.3	8.8
Net income (loss)	15.9	(89.1)	10.3	(82.1)
Less: Net income attributable to noncontrolling interests	0.2	—	0.4	0.4
Net income (loss) attributable to Varex	$15.7	$(89.1)	$9.9	$(82.5)
    The Company does not disclose total assets by segment as this information is not provided to the CODM.
    See Note 2, Revenue, for disaggregation of revenue by geographic region and country.
14. OTHER FINANCIAL INFORMATION
    The following table summarizes the Company’s accrued liabilities and other current liabilities:

(In millions)	July 3, 2026	October 3, 2025
Accrued compensation and benefits	$36.9	$43.4
Product warranty	9.1	8.5
Taxes payable	1.8	5.3
Refund liability	7.6	7.7
Derivative liability	—	10.4
Accrued interest	1.2	13.5
Other(1)	16.0	9.6
Total accrued liabilities and other current liabilities	$72.6	$98.4
(1) includes $6.6 million of IEEPA customer tariff reimbursement liability expected to be refunded to customers for IEEPA tariff surcharges previously billed to them.
15. INVENTORIES
    The following table summarizes the Company’s inventories, net:

(In millions)	July 3, 2026	October 3, 2025
Raw materials and parts	$260.7	$228.1
Work-in-process	39.4	31.3
Finished goods	47.0	40.0
Total inventories, net	$347.1	$299.4

16. SUBSEQUENT EVENTS
Proposed Acquisition by Teledyne Technologies Incorporated
    On August 10, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Teledyne Technologies Incorporated (“Teledyne”), and Detect Merger Sub, Inc., a wholly owned subsidiary of Teledyne (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Teledyne. Under the terms of the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of the Company’s common stock (subject to certain exceptions set forth in the Merger Agreement) will be canceled and converted into the right to receive $18.90 in cash, without interest and subject to applicable withholding taxes.
    The Merger Agreement generally requires the Company to use commercially reasonable efforts to operate its business in the ordinary course, subject to certain exceptions including as required by applicable law, pending consummation of the Merger, and subjects the Company to customary interim operating covenants that restrict the Company from taking certain specified actions without Teledyne’s approval (such approval not to be unreasonably withheld, conditioned, or delayed) until the Merger is completed or the Merger Agreement is terminated in accordance with its terms.
    The completion of the Merger, which is currently expected to close in early calendar year 2027, is subject to the receipt of regulatory approvals and other customary closing conditions, including the adoption of the Merger Agreement by the Company’s stockholders. If the transaction is consummated, the Company’s common stock will be delisted from Nasdaq and deregistered under the Securities Exchange Act of 1934, as amended.
    The Merger Agreement can be terminated under certain customary circumstances, including by mutual agreement, the imposition of a final and non-appealable governmental order that permanently enjoins or otherwise prohibits the Merger, an uncured breach of the Merger Agreement by the other party, or if the Merger has not been consummated by May 10, 2027, as may be extended to August 27, 2027 at the election of either the Company or Teledyne pursuant to the terms of the Merger Agreement. Under certain specified circumstances in which the Merger Agreement is terminated, the Company is required to pay Teledyne a termination fee equal to $25.3 million.

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
Forward-Looking Statements
    This Quarterly Report contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for statements about future events, and financial performance that are based on the beliefs of, estimates made by, and information currently available to the management of Varex. These forward-looking statements include, but are not limited to, statements concerning our proposed acquisition by Teledyne Technologies Incorporated (“Teledyne”) pursuant to an Agreement and Plan of Merger, dated as of August 10, 2026 (the “Merger Agreement”), by and among Varex, Teledyne, and Detect Merger Sub, Inc., a wholly owned subsidiary of Teledyne (“Merger Sub”), pursuant to which Merger Sub will merge with and into Varex (the “Merger”), with Varex surviving the Merger as a wholly owned subsidiary of Teledyne, including our expectations regarding the timing and completion of the proposed acquisition as well as general business uncertainty relating to the proposed acquisition and the anticipated benefits of the proposed acquisition. Actual results and the outcome or timing of certain events described in these forward-looking statements are subject to risk and uncertainties and may differ significantly from those described. Important factors that could cause our actual results and financial condition to differ significantly from those projections or expectations include, among other things, the following:
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
•inflation and supply chain disruptions resulting in increased costs and delays in product manufacturing and delivery;
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
•the occurrence of any event, change or other circumstances that could give rise to the right of Teledyne or Varex or both to terminate the Merger Agreement;
•the outcome of any legal proceedings that may be instituted against us in connection with the Merger Agreement;
•the failure to satisfy any of the conditions to the proposed acquisition, including regulatory approvals, on a timely basis or at all; and
•other factors cited in Part I, Item 1A, "Risk Factors" in our Annual Report and in Part II, Item 1A, "Risk Factors" of this Quarterly Report.
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
Overview
    Varex Imaging Corporation is a leading innovator, designer and manufacturer of X-ray imaging components including X-ray tubes, flat panel and photon counting detectors and accessories, linear accelerators, image software processing solutions, and stand-alone X-ray based systems for Industrial applications. Our components are used in medical diagnostic imaging, security inspection systems, and industrial quality inspection systems, as well as for analysis and measurement applications in industrial manufacturing applications. Global OEMs incorporate our X-ray imaging components into their systems to detect, diagnose, protect, irradiate, and inspect. Varex has approximately 2,500 full-time equivalent employees, located at engineering, manufacturing, and service center sites in North America, Europe, and Asia.
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
Proposed Acquisition by Teledyne Technologies Incorporated
    On August 10, 2026, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Teledyne Technologies Incorporated (“Teledyne”), and Detect Merger Sub, Inc., a wholly owned subsidiary of Teledyne (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Teledyne. Under the terms of the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of our common stock (subject to certain exceptions set forth in the Merger Agreement) will be canceled and converted into the right to receive $18.90 in cash, without interest and subject to applicable withholding taxes.
    The Merger Agreement generally requires us to use commercially reasonable efforts to operate our business in the ordinary course, subject to certain exceptions including as required by applicable law, pending consummation of the Merger, and subjects us to customary interim operating covenants that restrict us from taking certain specified actions without Teledyne’s approval (such approval not to be unreasonably withheld, conditioned, or delayed) until the Merger is completed or the Merger Agreement is terminated in accordance with its terms.
    The completion of the Merger, which is currently expected to close in early calendar year 2027, is subject to the receipt of regulatory approvals and other customary closing conditions, including the adoption of the Merger Agreement by our stockholders. If the transaction is consummated, our common stock will be delisted from Nasdaq and deregistered under the Exchange Act. See the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report for further discussion about the risks related to the Merger.
Current Economic and Trade Environment
    The economic and trade environment remains dynamic and unpredictable, and tariffs continue to affect our results of operations and profitability.
IEEPA Tariffs and Refunds
    Tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”), particularly bilateral United States and Chinese tariffs, increased our costs and adversely affected our results of operations and profitability in fiscal year 2025 and the first half of fiscal year 2026. In February 2026, the U.S. Supreme Court held that IEEPA does not authorize the President to impose tariffs, and the U.S. Court of International Trade subsequently ordered U.S. Customs and Border Protection ("CBP") to refund IEEPA duties, with interest, through a phased administrative process.
    As of July 3, 2026, we had received approximately $17.0 million of IEEPA tariff refunds, which reduced cost of revenues by $16.7 million and inventories, net by $0.3 million. We received $0.7 million of interest income related to IEEPA tariff refunds. Following our decision to refund IEEPA tariff surcharges previously collected from customers, we recorded a liability of $6.6 million within accrued liabilities and other current liabilities (the "IEEPA Customer Reimbursement Liability") and a corresponding reduction of revenues, net. See note 14, Other Financial Information. Together these items increased gross profit and operating income by approximately $10.1 million and income before taxes by approximately $10.8 million for the third fiscal quarter of fiscal year 2026. Excluding them, gross margin for the third quarter would have been approximately 31%, compared with reported gross margin of 36.4% and 33.3% in the prior-year quarter. We do not exclude the effects of tariffs or tariff refunds from our non-GAAP financial measures, and cash provided by operating activities for the quarter includes the refunds received. These amounts represent recovery of duties paid in prior periods and are not indicative of future results.
    We have submitted all refund claims currently eligible under the phases of the refund process that have been implemented, representing approximately $18.0 million of additional duties paid. Because the availability, timing, and amount of any further refunds depend on continuing regulatory, administrative, and judicial developments, including pending appellate proceedings concerning CBP's authority to refund duties on finally liquidated entries, we have not recognized a receivable for unrecovered amounts. To the extent we recover additional amounts previously passed through to customers, certain customer arrangements may require us to remit some or all of those amounts, which would reduce revenues, net rather than cost of revenues, and we may face customer claims regarding the amount or timing of reimbursement.
Tariffs Imposed Under Other Authorities
    The Supreme Court's decision did not invalidate tariffs imposed under other authorities or prevent new tariffs. A 10% global surcharge imposed under Section 122 of the Trade Act of 1974 applied to our imports for substantially all of the third quarter and expired on July 24, 2026. Effective the same date, the U.S. Trade Representative imposed tariffs under Section 301 of the Trade Act of 1974 of 12.5% on imports from China and certain other economies and 10% on others, with no statutory expiration date. A further Section 301 investigation remains pending. In addition, on July 20, 2026, the President issued three proclamations under Section 338 of the Tariff Act of 1930, the first use of that authority, imposing an additional 50% duty on specified products of Canada effective August 19, 2026; we do not currently expect these measures to have a material direct impact on our results. Separately, the U.S. Department of Commerce is conducting an investigation under Section 232 of the Trade Expansion Act of 1962 into imports of medical equipment, the scope of which includes X-ray and imaging equipment. We cannot predict the outcome of that investigation or whether it will result in tariffs applicable to our products or components.
    Tariffs, trade restrictions, retaliatory actions, and related uncertainty have contributed to, and may continue to contribute to, delayed customer purchasing decisions, increased costs, supply chain and logistics disruption, exchange rate volatility, increased shipping and transportation costs, and disputes with customers regarding IEEPA tariff refunds. Tariffs targeting X-ray imaging products or products shipped from the United States could make our products less competitive and negatively impact our business, financial condition, and results of operations, as could international customers' perceptions of United States trade policy. We continue to monitor these developments and to take actions intended to reduce their impact, including qualifying alternative suppliers, shifting production within our manufacturing footprint, localizing additional manufacturing in affected regions, adjusting pricing, and other duty mitigation practices. We do not expect these efforts to fully offset the additional costs or other negative impacts resulting from tariffs.
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
Fiscal Year
    The fiscal years of the Company as reported are the 52 or 53-week periods ending on the Friday nearest September 30. Fiscal year 2026 is the 52-week period ending October 2, 2026. Fiscal year 2025 was the 53-week period that ended on October 3, 2025. The fiscal quarters ended July 3, 2026 and July 4, 2025 were both 13-week periods. The nine-month fiscal periods ended July 3, 2026 and July 4, 2025 were a 39-week period and a 40-week period, respectively.
Discussion of Results of Operations for the Three Months Ended July 3, 2026 Compared to the Three Months Ended July 4, 2025
Revenues, Net

	Three Months Ended
(In millions)	July 3, 2026	July 4, 2025	$ Change	% Change
Medical	$134.0	$142.1	$(8.1)	(5.7)%
Industrial	76.5	60.9	15.6	25.6%
Total revenues, net	$210.5	$203.0	$7.5	3.7%
Medical as a percentage of total revenues, net	63.7%	70.0%
Industrial as a percentage of total revenues, net	36.3%	30.0%
    Medical revenues decreased $8.1 million, primarily due to decreased sales of radiography, mammography, CT, Dental and other modalities of $9.5 million, partially offset by increased sales in fluoroscopic and veterinary of $1.4 million. Overall Medical revenue for the period was impacted by a $5.3 million reduction of revenues, net, recorded in connection with the IEEPA Customer Reimbursement Liability.
    Industrial revenues increased $15.6 million, primarily due to increased sales of inspection products, digital detectors, and other products of $16.9 million, partially offset by decreased sales of X-ray tubes of $1.3 million. Overall Industrial revenue for the period was impacted by a $1.2 million reduction of revenues, net, recorded in connection with the IEEPA Customer Reimbursement Liability.
Revenues, Net by Region

	Three Months Ended
(In millions)	July 3, 2026	July 4, 2025	$ Change	% Change
Americas	$74.9	$71.0	$3.9	5.5%
EMEA	66.9	69.6	(2.7)	(3.9)%
APAC	68.7	62.4	6.3	10.1%
Total revenues, net	$210.5	$203.0	$7.5	3.7%
    Overall revenue during the three months ended July 3, 2026 increased as compared to the three months ended July 4, 2025. Americas revenue increased by $3.9 million due to increased sales of security inspection products of $5.7 million, veterinary of $0.3 million, and other product sales of $0.2 million, partially offset by decreased sales of digital detectors of $1.0 million, X-ray tubes of $0.7 million, and software of $0.6 million. EMEA revenues decreased $2.7 million due to decreased sales of X-ray tubes of $3.7 million, digital detectors of $2.8 million, and veterinary of $0.9 million, partially offset by increased sales of security inspection products of $3.8 million, and other product sales of $0.9 million. APAC revenues increased $6.3 million primarily due to increased sales of digital detectors of $3.4 million, other product sales of $1.4 million, security inspection products of $0.8 million, and X-ray tubes of $0.7 million. Revenue in the Americas, EMEA, and APAC for the period were impacted by revenue reductions of $4.8 million, $1.1 million, and $0.6 million, respectively, recorded in connection with the IEEPA Customer Reimbursement Liability.
    See Note 2, Revenue, to the accompanying Notes to the Condensed Consolidated Financial Statements for information regarding disaggregated revenue by country.
Gross Profit

	Three Months Ended
(In millions)	July 3, 2026	July 4, 2025	$ Change	% Change
Medical	$48.3	$46.7	$1.6	3.4%
Industrial	28.4	20.8	7.6	36.5%
Total gross profit	$76.7	$67.5	$9.2	13.6%
Medical gross margin	36.0%	32.9%
Industrial gross margin	37.1%	34.2%
Total gross margin	36.4%	33.3%
    The Medical segment gross profit increased $1.6 million, primarily due to decreased material costs and the recovery of IEEPA tariffs of $8.8 million, partially offset by an unfavorable shift in product sales mix and reduced productivity of $7.2 million. The IEEPA tariff refunds reduced Medical cost of revenue by $15.9 million and the related IEEPA Customer Reimbursement Liability reduced Medical revenues by $5.3 million, for a net favorable effect of $10.6 million.
    The Industrial segment gross profit increased $7.6 million, primarily due to both increased sales volume and a favorable shift in product sales mix of $8.7 million, partially offset by increased material costs and decreased productivity of $1.1 million. The IEEPA tariff refunds reduced Industrial cost of revenue by $0.7 million and the related IEEPA Customer Reimbursement Liability reduced Industrial revenues by $1.2 million, for a net unfavorable effect of $0.5 million.
    Total gross margin increased to 36.4% from 33.3% in the prior-year quarter. The IEEPA tariff refunds and the IEEPA Customer Reimbursement Liability recognized in the third quarter increased nine-month gross margin by approximately 580 basis points. Excluding those items, gross margin for the three months would have been approximately 30.6%, a decline of approximately 300 basis points from the prior-year period.
Operating Expenses

	Three Months Ended
(In millions)	July 3, 2026	July 4, 2025	$ Change	% Change
Research and development	$23.3	$21.4	$1.9	8.9%
As a percentage of total revenues, net	11.1%	10.5%
Selling, general, and administrative	$30.6	$32.9	$(2.3)	(7.0)%
As a percentage of total revenues, net	14.5%	16.2%
Impairment of goodwill	$—	$93.9	$(93.9)	(100.0)%
As a percentage of total revenues, net	—%	46.3%
Operating expenses	$53.9	$148.2	$(94.3)	(63.6)%
As a percentage of total revenues, net	25.6%	73.0%
Research and Development
    We are committed to investing in the business to support long-term growth and believe long-term research and development expenses of approximately 8% to 10% of annual revenues is the appropriate range that will allow us to innovate and bring new products to market for our global OEM customers. Research and development increased to 11.1% of revenues, mainly due to increased material costs.
Selling, General, and Administrative
    Selling, general, and administrative expenses decreased $2.3 million, primarily due to decreased legal costs of $1.2 million and compensation costs of $1.6 million, partially offset by increased marketing and other costs of $0.5 million.

Impairment of Goodwill
    During the third quarter of fiscal year 2025, we recognized a goodwill impairment charge of $93.9 million, following a determination that the fair value of the Medical reporting unit was below its carrying value.
Interest and Other Expense, Net
    The following table summarizes the Company’s interest and other expense, net:

	Three Months Ended
(In millions)	July 3, 2026	July 4, 2025	$ Change	% Change
Interest income (1)	$0.9	$2.5	$(1.6)	(64.0)%
Interest expense	(5.8)	(9.4)	3.6	(38.3)%
Other (expense) income, net	(1.7)	1.0	(2.7)	(270)%
Interest and other expense, net	$(6.6)	$(5.9)	$(0.7)	11.9%
(1)Interest income for the three months ended July 3, 2026 includes $0.7 million recognized on IEEPA refunds. See Current Economic and Trade Environment.
    Interest income for the three months ended July 3, 2026 includes $0.7 million recognized on IEEPA tariff refunds, which we do not expect to recur. Excluding this amount, interest income was approximately $0.2 million, compared with $2.5 million in the prior-year quarter, a decrease of approximately 92%, primarily due to lower average cash, cash equivalents, and marketable securities balances being held in interest bearing deposit accounts when comparing the third quarter of fiscal year 2026 to the third quarter of fiscal year 2025. This was due to an accumulation of cash in the prior period for the repayment of our convertible notes maturing in June 2025.
    Interest expense for the third quarter of fiscal year 2026 decreased $3.6 million compared to the third quarter of fiscal year 2025 primarily due to the debt refinancing which occurred during the second quarter of fiscal year 2026 which reduced the Company's overall debt balance and provided more favorable rates in fiscal year 2026 compared to fiscal year 2025.
    Other (expense) income, net for the third quarter of fiscal year 2026 decreased $2.7 million compared to the third quarter of fiscal year 2025 primarily due to increased foreign exchange expense of $2.1 million and a gain on sale of fixed assets of $0.6 million which occurred in fiscal year 2025.
Taxes on Income (Loss)
    For the three months ended July 3, 2026, we recognized income tax expense of $0.3 million on $16.2 million of pre-tax income. For the three months ended July 4, 2025, we recognized income tax expense of $2.5 million on $86.6 million of pre-tax loss. Our tax expense for the three months ended July 3, 2026 was primarily due to increased pre-tax income in profitable jurisdictions.
Discussion of Results of Operations for the Nine Months Ended July 3, 2026 Compared to the Nine Months Ended July 4, 2025
Revenues, Net

	Nine Months Ended
(In millions)	July 3, 2026	July 4, 2025	$ Change	% Change
Medical	$435.0	$440.5	$(5.5)	(1.2)%
Industrial	201.1	175.2	25.9	14.8%
Total revenues	$636.1	$615.7	$20.4	3.3%
Medical as a percentage of total revenues	68.4%	71.5%
Industrial as a percentage of total revenues	31.6%	28.5%
    Medical revenues decreased $5.5 million, primarily due to decreased sales of dental, fluoroscopic, oncology, and veterinary of $12.6 million, partially offset by increased sales in radiographic, CT, and other modalities of $7.1 million. Overall Medical revenue for the period was impacted by a $5.3 million reduction of revenues, net, recorded in connection with the IEEPA Customer Reimbursement Liability.
    Industrial revenues increased $25.9 million, primarily due to increased sales of security inspection products, digital detectors, and other components of $28.8 million, partially offset by decreased sales of X-ray tubes of $2.9 million. Overall Industrial revenue for the period was impacted by a $1.2 million reduction of revenues, net, recorded in connection with the IEEPA Customer Reimbursement Liability.
Revenues, Net by Region

	Nine Months Ended
(In millions)	July 3, 2026	July 4, 2025	$ Change	% Change
Americas	$228.9	$204.8	$24.1	11.8%
EMEA	191.2	201.7	(10.5)	(5.2)%
APAC	216.0	209.2	6.8	3.3%
Total revenues, net	$636.1	$615.7	$20.4	3.3%
    Overall revenue during the nine months ended July 3, 2026 increased as compared to the nine months ended July 4, 2025. During the nine months ended July 3, 2026, Americas revenues increased $24.1 million due to increased sales of security inspection products of $18.6 million, X-ray tubes of $4.2 million, digital detectors of $1.3 million, and other product sales of $0.8 million, partially offset by decreased sales of veterinary of $0.5 million, and software of $0.3 million. EMEA revenues decreased $10.5 million primarily due to decreased sales of digital detectors of $7.2 million, security inspection products of $3.6 million, and veterinary of $1.1 million, partially offset by increased sales of other product sales of $1.0 million, and X-ray tubes of $0.4 million. APAC revenues increased $6.8 million primarily due to increased sales of other product sales of $3.9 million, digital detectors of $2.0 million, X-ray tubes of $1.3 million, and security inspection products of $0.2 million, partially offset by decreased sales of software of $0.6 million. Revenue in the Americas, EMEA, and APAC for the period were impacted by revenue reductions of $4.8 million, $1.1 million, and $0.6 million, respectively, recorded in connection with the IEEPA Customer Reimbursement Liability.
    See Note 2, Revenue, of the accompanying Notes to the Condensed Consolidated Financial Statements for information regarding disaggregated revenue by country.
Gross Profit

	Nine Months Ended
(In millions)	July 3, 2026	July 4, 2025	$ Change	% Change
Medical	$144.9	$152.1	$(7.2)	(4.7)%
Industrial	74.2	60.6	13.6	22.4%
Total gross profit	$219.1	$212.7	$6.4	3.0%
Medical gross margin %	33.3%	34.5%
Industrial gross margin %	36.9%	34.6%
Total gross margin %	34.4%	34.5%
    Medical segment gross profit decreased $7.2 million, primarily due to increased material costs of $5.3 million, which include the recovery of IEEPA tariffs, and both decreased sales volume and unfavorable shift in product sales mix of $2.6 million, partially offset by improved productivity of $0.7 million. The IEEPA tariff refunds reduced Medical cost of revenue by $15.9 million and the related IEEPA Customer Reimbursement Liability reduced Medical revenues by $5.3 million, for a net favorable effect of $10.6 million.
    Industrial segment gross profit increased $13.6 million, primarily due to improved sales volume and favorable product mix of $21.0 million, partially offset by decreased productivity and increased material costs of $7.4 million. The IEEPA tariff refunds reduced Industrial cost of revenue by $0.7 million and the related IEEPA Customer Reimbursement Liability reduced Industrial revenues by $1.2 million, for a net unfavorable effect of $0.5 million.
    Gross margin was 34.4% for the nine months ended July 3, 2026, compared with 34.5% for the nine months ended July 4, 2025. The comparison reflects materially offsetting factors. The IEEPA tariff refunds and the IEEPA Customer Reimbursement Liability recognized in the third quarter increased nine-month gross margin by approximately 190 basis points. Excluding those items, gross margin for the nine months would have been approximately 32.5%, a decline of approximately 200 basis points from the prior-year period.

Operating Expenses

	Nine Months Ended
(In millions)	July 3, 2026	July 4, 2025	$ Change	% Change
Research and development	$67.2	$66.9	$0.3	0.4%
As a percentage of total revenues	10.6%	10.9%
Selling, general, and administrative	$99.3	$99.3	$—	—%
As a percentage of total revenues	15.6%	16.1%
Impairment of goodwill	$—	$93.9	$(93.9)	(100.0)%
As a percentage of total revenues	—%	15.3%
Operating expenses	$166.5	$260.1	$(93.6)	(36.0)%
As a percentage of total revenues	26.2%	42.2%
Research and Development
    Research and development costs decreased to 10.6% of total revenue, in-line with research and development costs in the prior year period.
Selling, General, and Administrative
    Selling, general, and administrative expenses remained relatively flat when compared to the nine months ended July 4, 2025.
Impairment of Goodwill
    During the third quarter of fiscal year 2025, we recognized a goodwill impairment charge of $93.9 million, following a determination that the fair value of the Medical reporting unit was below its carrying value.
Interest and Other Expense, Net
    The following table summarizes the Company’s interest and other expense, net:

	Nine Months Ended
(In millions)	July 3, 2026	July 4, 2025	$ Change	% Change
Interest income(1)	$1.9	$7.5	$(5.6)	(74.7)%
Interest expense	(30.9)	(27.6)	(3.3)	12.0%
Other (expense) income, net	(10.0)	(5.8)	(4.2)	72.4%
Interest and other expense, net	$(39.0)	$(25.9)	$(13.1)	50.6%
(1)Interest income for the nine months ended July 3, 2026 includes $0.7 million recognized on IEEPA refunds. See Current Economic and Trade Environment.
    Interest income for the nine months ended July 3, 2026 includes $0.7 million recognized on IEEPA tariff refunds, which we do not expect to recur. Excluding this amount, interest income was approximately $1.2 million, compared with $7.5 million for the nine months ended July 3, 2026. The decrease when compared to the nine months ended July 4, 2025 was primarily due to lower average cash, cash equivalents, and marketable securities balances being held in interest bearing deposit accounts when comparing the third quarter of fiscal year 2026 to the third quarter of fiscal year 2025. This was due to an accumulation of cash in the prior period for the repayment of our convertible notes maturing in June 2025.
    Interest expense for the nine months ended July 3, 2026 increased when compared to the nine months ended July 4, 2025 primarily due to debt extinguishment costs of $9.4 million related to the repayment of our senior secured notes and the closing of our prior senior secured revolving credit facility, partially offset by reduced interest payments related to a lower debt balance and more favorable interest rates in fiscal year 2026 compared to fiscal year 2025.
    Other (expense) income, net for the nine months ended July 3, 2026 increased $4.2 million when compared to the nine months ended July 4, 2025 primarily due to increased losses in certain investments in privately-held companies and equity investments of $2.9 million, a gain on sale of fixed assets of $0.6 million which occurred in fiscal year 2025, and increased foreign exchange expense and other costs of $0.7 million.

Taxes on Income (Loss)
    For the nine months ended July 3, 2026, we recognized an income tax expense of $3.3 million on $13.6 million of pre-tax income. For the nine months ended July 4, 2025, the Company recognized income tax expense of $8.8 million on $73.3 million of pre-tax loss. Our tax expense for the nine months ended July 3, 2026, was primarily due to increased pre-tax income in profitable jurisdictions.
Liquidity and Capital Resources
    We assess our liquidity in terms of our ability to generate cash to fund our operations, including working capital and investing activities. We believe that our operating cash flow, cash on our balance sheet, availability under our Revolving Credit Facility, and our ability to access the credit and capital markets are sufficient to meet our anticipated operating activities and cash commitments for at least the next 12 months and will be sufficient to allow us to continue to invest in our existing businesses, consummate strategic acquisitions, and manage our capital structure on a short-term and long-term basis. Other than the effects of tariffs and tariff refunds described above, including the timing of any further refunds we may receive and of payments to customers under the reimbursement liability recorded as of July 3, 2026, we are currently not aware of any trends or demands, commitments, events, or uncertainties that will result in or that are reasonably likely to result in a material change to our liquidity needs during the next 12 months. As of July 3, 2026, the availability under our Revolving Credit Facility was $91.3 million, and we had total debt of $347.1 million, net of deferred issuance costs of $3.6 million.
Cash and Cash Equivalents and Marketable Debt Securities
    The following table summarizes our cash and cash equivalents and marketable debt securities:

(In millions)	July 3, 2026	October 3, 2025	$ Change
Cash and cash equivalents	$99.2	$145.0	$(45.8)
Marketable debt securities not included in cash and cash equivalents	—	10.1	(10.1)
Total	$99.2	$155.1	$(55.9)

Borrowings
    The following table summarizes the changes in our debt outstanding:

	July 3, 2026	October 3, 2025
(In millions)	Amount	Amount	$ Change
Current maturities of long-term debt:
Term Loan Facility	$17.5	$—	$17.5
Other debt	0.7	1.5	(0.8)
Total current maturities of long-term debt	$18.2	$1.5	$16.7

Non-current maturities of long-term debt:
Revolving Credit Facility	$8.7	$—	$8.7
Term Loan Facility	323.8	—	323.8
Senior Secured Notes	—	368.0	(368.0)
Other debt	—	0.4	(0.4)
Total non-current maturities of long-term debt	$332.5	$368.4	$(35.9)

Unamortized issuance costs and debt premiums:
Unamortized issuance costs - Term Loan Facility	$(3.6)	$—	$(3.6)
Unamortized issuance costs, net of debt premium - Senior Secured Notes	—	(2.4)	2.4
Total unamortized issuance costs and debt premiums	(3.6)	(2.4)	(1.2)
Total debt outstanding, net	$347.1	$367.5	$(20.4)
Cash Flows

	Nine Months Ended
(In millions)	July 3, 2026	July 4, 2025
Net cash flow provided by (used in):
Operating activities	$3.4	$33.8
Investing activities	(17.1)	11.0
Financing activities	(32.1)	(77.0)
Effects of exchange rate changes on cash and cash equivalents and restricted cash	(0.2)	0.3
Net decrease in cash and cash equivalents and restricted cash	$(46.0)	$(31.9)
    Net cash provided by operating activities. Cash provided by operating activities was $3.4 million and $33.8 million for the nine months ended July 3, 2026 and July 4, 2025, respectively. The nine months ended July 3, 2026 includes $17.7 million of IEEPA tariff refunds received during the third fiscal quarter 2026. Excluding these refunds, cash provided by operating activities would have been a use of cash of approximately $14 million. We expect cash flows in future periods to be reduced by payment to customers under the $6.6 million reimbursement liability recorded as of July 3, 2026. Significant changes in operating assets and liabilities affecting cash flows during these periods included:
•Net income was $10.3 million for the nine months ended July 3, 2026 compared to a net loss of $82.1 million for the nine months ended July 4, 2025. The change from net income to net loss was primarily due to a goodwill impairment charge of $93.9 million in the nine months ended July 4, 2025, partially offset by a $9.4 million loss on extinguishment of debt and in the nine months ended July 3, 2026.
•Cash used for inventories was $15.8 million higher in the nine months ended July 3, 2026, compared to the nine months ended July 4, 2025, primarily due to an increase in quantity of inventory for anticipated future demand.
•Cash provided by accounts receivable was $9.2 million lower in the nine months ended July 3, 2026, compared to the nine months ended July 4, 2025, primarily due to an increase in timing of collections from customers.

•Cash used in accrued liabilities and other current and long-term liabilities increased by $9.3 million in the nine months ended July 3, 2026, compared to the nine months ended July 4, 2025, primarily due to the timing of monthly interest payments under the new Term Loan Facility. The remaining variance was attributable to other changes in accrued liabilities and other current and long‑term liabilities, each of which was individually insignificant.
    Net cash (used in) provided by investing activities. Cash (used in) provided by investing activities was $(17.1) million and $11.0 million for the nine months ended July 3, 2026 and July 4, 2025, respectively. This change was primarily due to net cash decreases related to marketable debt securities and certificates of deposits activity of $18.5 million and an increase in purchases of property, plant, and equipment of $8.6 million in the nine months ended July 3, 2026, compared to the nine months ended July 4, 2025.
    Net cash used in financing activities. Net cash used in financing activities was $32.1 million and $77.0 million for the nine months ended July 3, 2026 and July 4, 2025, respectively. This change was primarily due to the repayment of the senior secured notes and related fees of $375.2 million during the second quarter of fiscal year 2026, partially offset with proceeds from the issuance of the term loan of $345.5 million during the second quarter of fiscal year 2026, compared to the repayment in full of the Convertible Notes of $200.0 million, partially offset by the issuance of $126.9 million of the Senior Secured Notes Add On during the nine months ended July 4, 2025.
Material Contractual Obligations
    In October 2013, we entered into an amended agreement with dpiX and other parties that, among other things, provides us with the right to 50% of dpiX’s total manufacturing capacity produced after January 1, 2014. The amended agreement requires us to pay for 50% of the fixed costs (as defined in the amended agreement), as determined and approved by the dpiX board of directors at the beginning of each calendar year. In January 2026, the Company's fixed cost commitment was determined to be $13.7 million for calendar year 2026. For the remainder of calendar year 2026, we estimate that we have fixed cost commitments of $6.8 million related to this amended agreement. The amended agreement will continue unless the ownership structure of dpiX changes (as defined in the amended agreement).
    In August 2015, pursuant to a Domination and Profit and Loss Transfer Agreement (the “DPLTA”), we committed to pay the noncontrolling shareholders of MeVis Medical an annual recurring net compensation of €0.95 per MeVis Medical share. The annual net payment will continue for the life of the DPLTA, which we anticipate will continue for as long as we remain as the controlling shareholder of MeVis Medical. As of July 3, 2026, noncontrolling shareholders together held approximately 0.5 million shares of MeVis Medical, representing 26.3% of the outstanding shares.
    The Company enters into purchase agreements with its suppliers in the ordinary course of its business for the purchase of goods and services. Some of these purchase agreements are non-cancellable and thus contractually obligate the Company to future cash payments. As of July 3, 2026, our non-cancellable supplier purchase obligations totaled $2.6 million.
Contingencies
    From time to time, we are a party to or otherwise involved in legal proceedings, government inspections, investigations, customs and duty audits, and other claims and contingency matters, both inside and outside the United States, arising in the ordinary course of our business or otherwise. We accrue amounts for probable losses, to the extent they can be reasonably estimated, that we believe are adequate to address any liabilities related to legal proceedings as well as other loss contingencies that we believe will result in a probable loss (including, among other things, probable settlement value). A loss or a range of loss is disclosed when it is reasonably possible that a material loss will be incurred and can be estimated or when it is reasonably possible that the amount of a loss, when material, will exceed the recorded provision. Other than as described under Current Economic and Trade Environment, we did not have any material contingent liabilities as of July 3, 2026 and October 3, 2025. Legal expenses are expensed as incurred.
Days Sales Outstanding
    Trade accounts receivable days sales outstanding (“DSO”) was 63 days at July 3, 2026 and October 3, 2025. Our accounts receivable and DSO are impacted by a number of factors, including the timing of product shipments, collections performance, payment terms, the mix of revenues from different regions and the effects of economic instability.
Letters of Credit
    The Company uses standby letters of credit as a form of credit support in the ordinary course of business. Outstanding standby letters of credit issued under its credit facilities reduce the borrowing capacity available under the Company’s Revolving Credit Facility and therefore impact available liquidity under our Revolving Credit Facility; however, they do not represent current cash obligations. Management does not expect these standby letters of credit to be drawn. As of July 3, 2026, $11.9 million of standby letters of credit were outstanding.
Recent Accounting Standards or Updates Not Yet Effective
    See Note 1, Summary of Significant Accounting Policies, of the accompanying Notes to the Condensed Consolidated Financial Statements for a description of recent accounting standards, including the expected dates of adoption and the estimated effects on our Condensed Consolidated Financial Statements.
Backlog
    Backlog is the accumulation of all orders for which revenues have not been recognized and are still considered valid. Backlog also includes a small portion of billed service contracts that are included in deferred revenue. Our estimated total backlog at July 3, 2026 was approximately $246 million.
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

Interest Rate Risk
    Borrowings under our Term Loan Facility, Revolving Credit Facility, and Delayed Draw Term Loan Facility bear interest at floating interest rates. As of July 3, 2026, we had $350 million in borrowings subject to floating interest rates. See Note 6, Borrowings, of the accompanying Notes to the Condensed Consolidated Financial Statements for further information.
    We have entered into interest rate derivative contracts with financial institutions to manage exposure to changes in interest rates associated with a portion of our variable‑rate borrowings. These arrangements include interest rate swaps that are intended to synthetically convert a portion of our variable‑rate debt to a fixed rate. Under such arrangements, we generally pay a fixed interest rate and receive a variable interest rate based on a benchmark rate, such as SOFR, thereby reducing exposure to fluctuations in market interest rates over the applicable term. These derivatives are intended to reduce the variability of cash flows attributable to changes in interest rates; however, they would not eliminate all interest rate risk. We may choose not to hedge certain interest rate exposures for a variety of reasons, including, but not limited to, accounting considerations, the economic cost of hedging, or changes in anticipated debt levels. See Note 6, Borrowings, and Note 9, Financial Derivatives and Hedging Activities of the accompanying Notes to the Condensed Consolidated Financial Statements for further information.
    Our exposure to interest rate risk also relates to our interest-bearing assets, primarily our cash and cash equivalents and marketable securities. Fixed-rate securities may have their market value adversely affected due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fluctuate due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates.
Commodity Price Risk
    We are exposed to market risks related to volatility in the prices of raw materials used in our products. The prices of these raw materials fluctuate in response to changes in supply and demand fundamentals and our product margins and level of profitability tend to fluctuate with changes in these raw materials prices. We try to protect against such volatility through various business strategies. During the three months ended July 3, 2026, we did not have any commodity derivative instruments in place to manage our exposure to price changes.
Sensitivity Analysis
    The following table sets forth the potential loss in future earnings, fair value, or cash flows resulting from hypothetical changes in relevant market rates or prices as of July 3, 2026. The actual impact of the respective underlying rates and price changes on the financial instruments may differ significantly from those shown in the sensitivity analysis.

Market Risk Category	Hypothetical Change	Estimated Annual Impact (In millions)	Impact Category
Foreign Currency - Revenue	10% decrease in foreign exchange rates	$15.7	Earnings
Interest Rate - Interest-Bearing Assets	100 basis point decrease in interest rate of underlying investments	0.1	Earnings
Commodity Price	10% increase in commodity prices	$3.5	Earnings

Item 4. Controls and Procedures
Disclosure Controls and Procedures
    Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. Based on this evaluation, our CEO and our CFO have concluded that our disclosure controls and procedures were effective as of July 3, 2026.
Changes in Internal Control Over Financial Reporting
    There were no changes in our internal control over financial reporting during the quarter ended July 3, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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
Item 1A. Risk Factors
    Investing in Varex Imaging Corporation common stock involves risks, and the following risk factors and other information included in this Quarterly Report on Form 10-Q (this "Quarterly Report") under Part I, Item 2 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Part I, Item 3 "Quantitative and Qualitative Disclosures about Market Risk" should be carefully considered. Although the risk factors described below are the ones management deems significant, additional risks and uncertainties that are not currently known to us or that we currently deem immaterial, may also adversely affect our business operations.
Risks Relating to Proposed Acquisition by Teledyne
The announcement of our entry into the Merger Agreement and pendency of the Merger may result in disruptions to our business, and the Merger could divert management's attention, disrupt our relationships with third parties and employees, and result in negative publicity, customer concerns, or legal proceedings, any of which could negatively impact our operating results and ongoing business.
    On August 10, 2026, we entered into the Merger Agreement with Teledyne, providing for the acquisition of Varex by Teledyne. Completion of the Merger, which is currently expected in early calendar year 2027, is subject to the satisfaction or waiver of certain closing conditions, including: (1) the adoption of the Merger Agreement by the affirmative vote of the holders of a majority of the outstanding shares of our common stock, (2) the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and clearance under applicable foreign merger control laws and foreign investment laws, (3) the absence of any order, judgment, injunction, or determination of a governmental entity or applicable law preventing or prohibiting the consummation of the Merger, (4) the accuracy of each party’s representations and warranties, subject to certain standards set forth in the Merger Agreement, (5) the performance and compliance in all material respects of each party’s agreements and covenants under the Merger Agreement, and (6) in the case of the obligations of Teledyne and Merger Sub to effect the Merger, no Company Material Adverse Effect (as defined in the Merger Agreement) with respect to Varex having occurred since the date of the Merger Agreement. There is no assurance that all of the conditions will be satisfied or waived, or that the Merger will be completed on the proposed terms, within the expected timeframe, or at all. Furthermore, there are additional inherent risks in the Merger, including, but not limited to, the risks detailed below.
    During the period prior to the closing of the Merger, our business is exposed to certain inherent risks due to the effect of the announcement or pendency of the Merger on our business relationships, financial condition, operating results, and business, including:
•potential uncertainty in the marketplace, which could result in current and prospective customers and distributors to purchase products and services from our competitors or reduce, delay or cancel purchasing from us;
•the possibility of disruption to our business and operations, including diversion of management attention and resources;
•the inability to attract and retain key personnel (including as a result of solicitation by our competitors or others), and the possibility that our current employees could be distracted, and their productivity decline as a result, due to uncertainty regarding the Merger;
•the inability to pursue alternative business opportunities or make changes to our business and other restrictions on our ability to conduct our business, pending the completion of the Merger;
•our inability to solicit other acquisition proposals during the pendency of the Merger;
•the amount of the costs, fees, expenses, and charges related to the Merger Agreement and the Merger; and
•other developments beyond our control, including, but not limited to, changes in domestic or global economic or political conditions that may affect the timing or success of the Merger.
    The Merger may be delayed, and may ultimately not be completed, due to a number of factors, including:
•the failure to obtain the approval of the adoption of the Merger Agreement by our stockholders;
•the failure to obtain regulatory approvals from certain governmental entities (or the imposition of any conditions, limitations or restrictions on such approvals);

•potential future stockholder litigation and other legal and regulatory proceedings, which could delay or prevent the Merger; and
•the failure to satisfy the other conditions to the completion of the Merger, including the possibility that a Company Material Adverse Effect on our business would permit Teledyne not to close the Merger.
    If the Merger does not close, our business and stockholders would be exposed to additional risks, including:
•to the extent that the current market price of our common stock reflects an assumption that the Merger will be completed, the price of our common stock could decrease if the Merger is not completed;
•investor confidence could decline, stockholder litigation could be brought against us, relationships with existing and prospective customers, distributors, manufacturers, service providers, investors, lenders, and other business partners may be adversely impacted, we may be unable to hire or retain key personnel, and profitability may be adversely impacted due to costs incurred in connection with the pending Merger; and
•the requirement that we pay a customary termination fee of $25.3 million if the Merger Agreement is terminated in certain circumstances, including by us in order to accept a superior proposal or by Teledyne because our Board of Directors withdraws its recommendation in favor of the Merger.
    Even if successfully completed, there are certain additional risks to our stockholders from the Merger, including:
•the amount of cash to be paid under the Merger Agreement is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition, or operating results or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock;
•the fact that receipt of the all-cash per share merger consideration under the Merger Agreement is taxable to stockholders that are treated as U.S. holders for U.S. federal income tax purposes; and
•the fact that, if the Merger is completed, our stockholders will forego the opportunity to realize the potential long-term value of the successful execution of our current strategy as an independent company, and will be affected by the ability of Teledyne to integrate and implement its plans, forecasts and other expectations with respect to our business and realize additional opportunities for growth and innovation.
    Any of the foregoing, individually or in combination, could materially and adversely affect our business, our financial condition, and our results of operations and prospects.
Completion of the Merger is subject to the conditions contained in the Merger Agreement, including receipt of regulatory approvals, which may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that cannot be met, and if these conditions are not satisfied or waived, the Merger will not be completed.
    Before the Merger may be completed, various consents, clearances, approvals, authorizations and declarations of non-objection, or expiration of waiting periods (or extensions thereof), must be obtained from certain regulatory and governmental authorities in the U.S., in China, and in numerous other jurisdictions. In addition, the Merger may be reviewed under antitrust statutes or foreign direct investment regimes of other governmental authorities.
    In deciding whether to grant the required regulatory approval, consent or clearance, the relevant governmental entities will consider the effects of the Merger on competition within their relevant jurisdiction. Regulatory and governmental entities may impose conditions on their respective approvals, in which case lengthy negotiations may ensue among such regulatory or governmental entities, Teledyne and us. Such conditions, any such negotiations and the process of obtaining regulatory approvals could have the effect of delaying or preventing consummation of the Merger.
    Subject to the terms of the Merger Agreement, we have agreed to use our reasonable best efforts to take, or cause to be taken, all actions and to do, or cause to be done, and to assist and cooperate with the other parties in doing, all things necessary, proper, or advisable under applicable laws to consummate and make effective the transactions contemplated by the Merger Agreement, including the Merger. Satisfaction of many of the closing conditions is not within our control. For example, we cannot be certain that required regulatory clearances and approvals will be obtained in a timely manner or at all, or that the granting of these regulatory clearances and approvals will not involve the imposition of regulatory remedies on the completion of the Merger.
    If any of the closing conditions are not satisfied or waived prior to May 10, 2027, which deadline may be extended to August 27, 2027, under certain circumstances, it is possible that the Merger Agreement will be terminated.
Litigation may arise in connection with the Merger, which could be costly, prevent or delay consummation of the Merger, divert management’s attention, and otherwise adversely impact our business.

    It is possible that litigation against us or our directors may be filed in the future as securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisition, merger, or other business combination agreements like the Merger Agreement. The outcome of any such litigation is uncertain, and any litigation related to the Merger could delay or prevent the consummation of the proposed Merger.
    Regardless of the outcome of any future litigation related to the Merger, such litigation may be time-consuming and expensive and may distract our management from running the day-to-day operations of our business. The litigation costs and diversion of management’s attention and resources to address the claims and counterclaims in any litigation related to the Merger may adversely impact our business, results of operations, prospects, cash flows, and financial condition. If the Merger is not consummated for any reason, litigation could be filed in connection with the failure to consummate the Merger. Any litigation related to the Merger may result in negative publicity or an unfavorable impression of us, which could negatively affect the price of our common stock, impair our ability to recruit or retain employees, damage our relationships with our customers, resellers, distributors, and other business partners, or otherwise adversely impact our operations and financial performance.
    Further, one of the conditions to the completion of the Merger is that no restraining order, preliminary or permanent injunction, or other order issued by any court of competent jurisdiction will be in effect which prevents the consummation of the Merger. As such, if any such order or injunction preventing the consummation of the Merger is obtained, that order or injunction may prevent the proposed Merger from becoming effective or from becoming effective within the expected timeframe.
Risks Relating to Our Business
Our business has in the past been, is currently being, and in the future may be, negatively impacted by changes in import/export regulatory regimes, tariffs, trade wars, and national policies, including exemptions thereto.
    We are a global importer of raw materials used in our finished products and an exporter of finished goods to customers worldwide. Tariffs, trade wars, import/export restrictions, boycotts, embargoes, government investigations, trade policies, and compliance matters have in the past limited, are currently limiting, and in the future could limit our ability and our customers' ability to compete. Tariffs on imported materials have increased our costs and prices and lowered gross margins on some of our products, and retaliatory tariffs have increased our customers’ costs for products exported from the United States, which has caused us to make, and may in the future require us to make, price and other concessions or cause customers to reduce or stop purchasing our products.
    For example, changes to tariff policies in 2025 by the United States and other countries, particularly bilateral United States and Chinese tariffs, impacted our results of operations and profitability in fiscal year 2025 and the first half of fiscal year 2026. Although certain IEEPA-based tariffs have been invalidated, the United States has imposed or proposed tariffs and trade measures under other authorities, including Section 122 and 301 of the Trade Act of 1974, Section 232 of the Trade Expansion Act, and Section 338 of the Tariff Act of 1930, and may continue to do so. Additional tariffs, trade restrictions, or retaliatory actions targeting specific industries, such as X-ray imaging products, medical equipment or other products we manufacture, or the components or raw materials used in manufacturing our products, could increase our costs and prices, lower gross margins, adversely impact revenue, make our products less competitive, and otherwise adversely affect our business, results of operations and financial condition.
    Tariff exclusions, refunds, drawback programs, foreign trade zones, bonded warehouse mechanisms and other mitigation measures may provide only partial relief, may require government approval or administrative action, may be unavailable or delayed, and may be subject to further litigation, negotiation or policy changes. Even if we are able to obtain refunds, exclusions, drawback or other mitigation benefits, we may incur additional costs to pursue them, and disputes may arise with customers, suppliers, logistics providers or other parties regarding allocation, timing or entitlement to any recovered amounts.
    China’s stated policy of reducing its dependence on foreign manufacturers and technology companies may reduce demand for our products and our customers' products in China. China and other jurisdictions may require or incentivize the use of local suppliers, local manufacturing, local content, local partnerships, certification, product registration, local testing, technology-transfer expectations, price preferences, reimbursement preferences, procurement restrictions, or similar requirements that favor locally manufactured goods. These measures could reduce demand for our products, limit our ability to participate directly or indirectly, require us or our customers to restructure supply chains or manufacturing footprints, increase compliance costs, or make our products less competitive.
    In April 2025, the China Ministry of Commerce ("MOFCOM") initiated investigations related to imports of X-ray tubes and certain medical CT X-ray tubes and tube inserts for CT devices originating from the United States and India (the “MOFCOM Investigations”). We produce CT tubes and inserts in the United States and export them to China, but do not produce CT tubes and inserts in India. The MOFCOM Investigations were suspended indefinitely in November 2025, but they could be recommenced, expanded or replaced by other trade, procurement, localization, anti-dumping, countervailing duty, safeguard, export-control or industrial policy measures. Any such measures could affect our ability to export CT tubes and inserts, other X-ray imaging components or related products to China, affect customer procurement decisions in China, or require us to alter pricing, sourcing, production, product registration or distribution strategies.
    Increasing tensions between countries, such as China and Taiwan, and other conflicts including the Ukraine-Russia war, the conflict involving the United States and Israel with Iran, as well as other Middle East conflicts, may lead to new or expanded tariffs, sanctions, boycotts, embargoes, export controls, or other restrictions on the flow of goods. Such conflicts have caused, are causing, and could in the future cause disruptions in the regions and industries we serve, supply chain disruption, increased costs for goods, raw materials, transportation and logistics, reduced customer demand and delays in our ability to timely deliver products.
    Any of the foregoing factors could adversely affect our business, results of operations and financial condition by increasing our costs and prices, lowering gross margins, reducing demand for our products or our customers’ products, making our products less competitive, limiting our ability to export or sell certain products, impairing our ability to fulfill orders on a timely basis, or requiring us to alter pricing, sourcing, production, product registration, regulatory certification, supplier qualification, distribution, supply chain or manufacturing strategies. These factors could also require us to reconsider our current operating model, including whether we can continue to operate in specifically impacted locations or need to relocate or restructure existing operations, which may require us to invest significant additional capital we had anticipated using for other purposes, such as expanding existing operations, entering new markets or paying down debt.
We sell our products and services to a limited number of OEM customers, many of which are also our competitors, and a delay, reduction, or loss of business of one or more of these customers has in the past and may in the future materially reduce our sales.
    One customer accounted for 15% of our revenue during the three months ended July 3, 2026, all of which was in our Medical segment. Our ten largest customers as a group accounted for approximately 53% and 52% of our revenue for the three months ended July 3, 2026 and July 4, 2025, respectively, and approximately 52% and 53% of our revenue for the nine months ended July 3, 2026 and July 4, 2025, respectively. Because replacing lost business often takes significant time, our operating results have been, and could in the future be, materially and adversely affected if one or more of our major OEM customers cancel, or significantly delay or reduce orders.
    We also generate significant accounts receivables from the sales of products and services to these customers. One customer accounted for 9% of our accounts receivables as of July 3, 2026. If one or more of these customers cancel a significant product order or service contract, become insolvent, or fail to pay on a timely basis, our operating results and financial condition could be materially and adversely affected.
Customer-driven changes in order forecasts are a frequent occurrence that has created and continues to create challenges for us in accurately predicting the demand or delivery schedules for our products.
    End-user product demand, economic uncertainties, pandemics, natural disasters, armed conflicts, geopolitical tensions, legislative, tariff, and trade policy reforms, government investigations, including those described in the risk factor titled "Our business has in the past been, is currently being, and in the future may be, negatively impacted by changes in import/export regulatory regimes, tariffs, trade wars, and national policies, including exemptions thereto", and other factors beyond our control, make it difficult for our customers to accurately forecast and plan their businesses, and therefore for us to accurately predict demand and delivery schedules for our products. Because manufacturing our products requires lead time, changes in customer purchasing forecasts have previously resulted in excess inventory and slower sales, which are likely to occur again in the future. Customers may change forecasts on short notice due to competitive pressures, new product introduction delays, and regulatory risks. Our imaging component agreements include purchasing estimates based on customer forecasts rather than firm commitments, and actual volumes may vary significantly from those estimates. Longer X-ray tube life can also reduce replacement demand in ways that are difficult to forecast. Reductions in purchasing patterns have in the past, and may in the future, materially and adversely affect our operating results.
We compete in highly competitive industries and are subject to pricing pressures and other factors that have in the past, and may in the future, result in margin erosion and loss of customers.
    We compete in industries characterized by rapidly evolving technology, intense competition, and pricing pressure, and often compete with companies that have greater financial, marketing, and other resources than we do. Some of the major diagnostic imaging systems companies that are our primary OEM customers also manufacture X-ray imaging components, including X-ray tubes and flat panel detectors, for use in their own systems. We have experienced, and may again in the future experience, reduced sales to these customers if they increase in-house manufacturing or purchase components from other external sources, which has in the past had, and may in the future have, an adverse effect on our business and results of operations. We have in the past made, and may in the future make, price and other concessions to retain existing customers and attract new ones.

    We also compete with independent X-ray tube manufacturers for OEM and independent servicing business, with numerous smaller competitors in flat panel detectors, and with other OEM suppliers in our Industrial business, primarily outside of the United States. Some foreign competitors may receive government support or local-manufacturer preferences that we do not, and they may not be subject to the same tariffs, trade policies, trade compliance regulations, government investigations, product safety, quality system, environmental, restricted-substance, cybersecurity, data, labeling, registration, or other regulatory or legal requirements as we are. Any inability to develop, validate, qualify, obtain, or support required regulatory clearances, approvals, certifications, registrations, or customer acceptances for, and supply commercial quantities of competitive products as quickly and effectively as our competitors could limit product acceptance and adversely affect our pricing, sales, revenues, position in the market, gross margins, and operating margins.
Our success depends on meeting our customers' needs and demands.
    To be successful, we must anticipate our customers’ needs, demands, and potential shifts in preferences. If we fail to do so, or the mix of products requested by our customers differs from what we expect, our revenues, margins, and financial results could be adversely affected. When the U.S. Dollar is strong relative to the operating currencies of our international customers, meeting those customers’ pricing expectations is particularly challenging and may result in reduced revenues, lower product margins, loss of our position in the market, or other concessions on business terms.
    Certain costs associated with new products, including installation and warranty costs, have been, and may in the future be, proportionately greater than the costs associated with existing products and therefore may disproportionately and adversely affect our gross and operating margins. We may also experience lower margins due to increased commodity prices, higher tariffs, and transfer pricing that favors sales to third parties over internal sales. If we are unable to lower these costs over time, our operating results could be materially and adversely affected.
    Some of the electronic components and integrated circuits used in our flat panel detectors are susceptible to discontinuance and obsolescence risks, as well as counterfeit-part and unauthorized substitution risks, which may force us to incorporate newer generations of these components and result in unplanned additional R&D expenses, delayed product launches, supply disruptions, or inventory write-downs. Aging production equipment may also limit our ability to innovate, meet customer needs, and remain competitive. Failure to develop, validate, adopt, govern, or properly manage artificial intelligence ("AI") technology, its use and applications, including AI used in products, engineering, manufacturing, quality, regulatory, service or commercial processes, could hinder product development, competitiveness, and growth. Challenges in developing and implementing effective product and sales strategies could also result in missed opportunities and customer dissatisfaction.
Our success depends on the successful development, introduction, and commercialization of new generations of products and enhancements to, or simplifications of, existing product lines.
    We operate in business segments characterized by rapid change and technological innovation. Our customers use our products in medical diagnostic, security, and industrial imaging systems, and we must continually introduce new products at competitive prices while improving existing products with higher quality, lower costs, and additional features. We and our joint ventures have spent, and may in the future need to spend, more time and money than expected to develop, market, and introduce new products, enhancements, or technologies. Even if we introduce new products, enhancements, or technologies on the expected timeline, customers may not accept or purchase them, and we may be unable to recover all or a meaningful portion of our investment. Once introduced, new products may materially and adversely reduce sales of existing products or make them less desirable or obsolete, which could materially and adversely impact our revenues and operating results.
    We may be unable to successfully develop, manufacture, or introduce new products or enhancements to existing products. Product roll-outs and changes to existing products require compliance with complex quality assurance, design control, risk management, verification and validation, production and process control, supplier control, compliant handling, post-market surveillance, and change-control requirements, which may include the Quality Management System Regulation (“QMSR”) of the U.S. Food and Drug Administration (“FDA”) ISO 13485, the EU Medical Device Regulation and In Vitro Diagnostic Medical Device Regulation, Medical Device Single Audit Program ("MDSAP") requirements, notified body certification requirements, and other country-specific product registration, listing, licensing, labeling, and vigilance obligations. Failure to complete these processes on a timely and efficient basis could delay product launches, impair our ability to attract or retain customers, or cause customers to delay or cancel orders, any of which would materially and adversely affect our revenues and operating results.

More than half of our revenue is currently generated from customers located outside the United States, and is subject to global, regional, and country-specific economic instability, shifting political environments, changing tax treatment, tariffs, trade wars, and other risks associated with international manufacturing, operations, and sales.
    Revenues from customers located outside the United States accounted for approximately 71% and 69% of our total revenues for the three months ended July 3, 2026 and July 4, 2025, respectively, and approximately 69% and 69% of our total revenues for the nine months ended July 3, 2026 and July 4, 2025, respectively. We intend to continue expanding internationally and expect to expend significant resources in doing so. Our results have been, are currently being, and could in the future be affected by a variety of factors, including:
•events and actions described in the risk factors "Our business has in the past been, is currently being, and in the future may be, negatively impacted by changes in import/export regulatory regimes, tariffs, trade wars, and national policies, including exemptions thereto" and "Customer-driven changes in order forecasts are a frequent occurrence that has created and continues to create challenges for us in accurately predicting the demand or delivery schedules for our products";
•currency fluctuations, particularly the relative strength of the U.S. Dollar, which is our functional and reporting currency;
•difficulties in staffing and managing employee relations in foreign operations, including in foreign joint ventures, particularly in attracting and retaining personnel qualified to design, test, sell, and support our products;
•difficulties in coordinating global operations and maintaining uniform standards, controls, procedures, and policies;
•longer payment cycles associated with many customers located outside the United States;
•difficulties in interpreting or enforcing agreements and collecting receivables through many foreign legal systems; and
•burdensome and/or changing governmental regulations, including data privacy laws and regulations.
    Some of our locations expose us to elevated security risks. Certain services are performed in or near high-risk locations that experience political, social, or economic turmoil, war or civil unrest, or high levels of criminal or terrorist activities. In those locations, we may incur substantial costs to protect our personnel and we may suffer the loss of employees and contractors, which could harm our business, reputation, and operating results.
We may be unable to complete future acquisitions or joint ventures or realize expected benefits from acquisitions of or investments in new businesses and joint ventures, products, or technologies, which could harm our business.
    Our ability to identify and pursue attractive acquisitions or other business development opportunities, including joint ventures, is an important part of our overall business strategy. These transactions involve a number of risks, including that:
•we may not be able to identify suitable candidates or successfully complete or finance identified acquisitions;
•we may incur substantial costs, including advisory fees and diversion of management attention, in evaluating a potential transaction;
•we may be unable to achieve the anticipated benefits from the transaction, including a return on our investment;
•we may have difficulty integrating organizations, products, technologies, or employees of an acquired business and retaining the key personnel;
•acquisitions, investments, and joint ventures may increase our exposure to risks, including litigation;
•we may need to restructure or divest acquired businesses or assets; and
•if we fail to achieve the anticipated growth from an acquisition or joint venture, or if we decide to sell assets or a business, we may be required to dispose of a business on less advantageous terms or recognize an impairment of assets or goodwill.

    We participate in joint ventures and other investments in privately held and publicly traded companies. For example, we hold a 40% ownership interest in dpiX Holding Company LLC, the parent company of the major supplier of amorphous silicon-based thin film transistor arrays for flat panels used in our digital image detectors; a 50% interest in VEC Imaging GmbH & Co. KG ("VEC"), a joint venture formed to develop technology for use in X-ray imaging components; a 75% interest in Varex Imaging Arabia LLC, a joint venture in Saudi Arabia ("Varex Arabia"); and a minority interest in another X-ray imaging components technology company. These and other investments are subject to risk of loss of invested capital and losses associated with contributed, jointly developed, or contemporaneously developed intellectual property. These investments are inherently risky, in some cases because customer demand for the technologies or products under development may never materialize, may develop more slowly than expected, or may underperform relative to our expectations. If these companies do not succeed, we could lose or be required to write down some or all of our investment and could experience significant and unpredictable losses or charges as a result of decisions made by joint ventures that we do not control but whose financial results proportionally affect our reported results. As discussed in the risk factor "Legal proceedings may materially and adversely affect our business, results of operations, or cash flows," we may incur significant time, management resources, and costs to enforce our rights, protect our intellectual property and other assets, address disputes or legal claims, or unwind, dispose of or terminate our arrangements relating to these joint ventures and investments. There is no guarantee that the time and money we invest in these projects, intellectual property, products, or product enhancements will yield the expected returns on the anticipated timeline or at all.

Legal proceedings may materially and adversely affect our business, results of operations, or cash flows.
    From time to time, we are a party to or otherwise involved in legal proceedings, claims, government inspections, audits or investigations, and other legal matters, both inside and outside the United States, arising in the ordinary course of our business or otherwise. These matters are often lengthy, uncertain, expensive, time-consuming, and disruptive to our operations. For these and other reasons, we may choose to settle legal proceedings and claims, regardless of their actual merit. If a matter is ultimately resolved against us, we may be required to pay damages or fines, some of which may exceed our insurance coverage, or to change our business practices, any of which could materially and adversely impact our business, results of operations, or cash flows.
    Our subsidiary Varex Imaging Deutschland AG ("Varex Germany") holds a 50% interest in VEC. Since August 2023, the VEC joint venture partners have been engaged in judicial proceedings in Germany disputing the validity of certain shareholder resolutions seeking to exclude the other party from the joint venture. If either party is successful in excluding the other, the prevailing party would be required to purchase the non-prevailing party’s interest for an amount equal to 75% of the fair market value, which amount is in dispute. In addition, in June 2024, Varex Germany filed an action in Germany for a negative declaratory judgment and an injunction against business-damaging statements made by certain third parties, and Varex Germany and Varex Imaging Corporation have filed additional lawsuits in Germany and the United States relating to intellectual property, breach of contracts, and other matters. These disputes, including any determinations not in Varex Germany’s favor, have diverted, are diverting, and could in the future divert management’s attention, increase our costs, and otherwise adversely impact our business, results of operations, or cash flows.
    Our subsidiary Varex Imaging International AG holds a 75% interest in Varex Arabia. We currently have ongoing disputes with our joint venture partner regarding the operation of the joint venture. These disputes have diverted, are diverting and could in the future divert management's time and attention, increase our costs, and otherwise adversely impact our business, results of operations, or cash flows.
    As discussed in the risk factor titled "Our business has in the past been, is currently being, and in the future may be, negatively impacted by changes in import/export regulatory regimes, tariffs, trade wars, and national policies, including exemptions thereto," if the MOFCOM Investigations are recommenced, the outcome could adversely impact our business, results of operations and financial condition.
Product defects or misuse may result in material product or other liability or professional errors and omissions claims, litigation, investigation by regulatory authorities, or product recalls.
    Our business exposes us to product and other liability claims inherent in the manufacture, sale, installation, servicing, and support of components used in medical devices and other devices that deliver radiation. Because our products are involved in the intentional delivery of radiation to the human body and other situations where people may come into contact with radiation, significant personal injury or loss of life is possible. In addition, if our X-ray inspection systems fail to detect bombs, explosives, weapons, contraband, or other threats to personal safety, the result could include personal injury, loss of life, and extensive property damage. We may also face warranty and damage claims for property damage, personal injury, or economic loss arising from errors or defects in our products or the installation, servicing, or support of our products. Any accident or mistreatment could subject us to legal costs, litigation, adverse publicity, and reputational harm, whether or not our products or services were a factor. From time to time, we may be a party to product liability litigation that, if adversely determined, could materially and adversely affect our financial results. If a product we design or manufacture is defective, we may be required to correct or recall the product and notify regulatory authorities.
    We may choose to settle product liability claims against us regardless of actual merit. An adverse determination in a product liability action could result in adverse publicity or significant damages, including punitive damages, and could materially and adversely affect our financial position, results of operations, or cash flows.
    We maintain limited product liability insurance coverage. Our policies are expensive and have high deductibles and self-insured retentions. Coverage may prove to be inadequate, and future policies may not be available on acceptable terms or in sufficient amounts, if at all. If a material claim is uninsured or exceeds our coverage, we may be required to pay substantial damages, which could materially and adversely affect our financial position and results of operations.
Risks Relating to the Manufacture of our Products
Inflation and supply chain disruptions, including the loss of a key supplier, inability to obtain raw materials or important components, trade restrictions, and other constraints, have impacted our ability to manufacture and deliver products, and have increased our costs, and may continue to do so.
    Inflation and supply chain disruptions have affected, and could in the future affect, our ability to manufacture certain products. Sustained inflation has resulted in, and may continue to result in, higher interest rates and capital costs, increased shipping costs, supply shortages, higher labor costs, weaker exchange rates, higher pricing that reduces demand for our products, and other similar effects. Recent geopolitical conflicts, including conflicts in the Middle East, and related disruption or perceived disruption to energy markets, shipping routes, air cargo capacity, insurance markets, freight networks and logistics providers, have increased and may continue to increase transportation, fuel, input and other costs.
    Material shortages and delays due to inflation, trade restrictions, geopolitical tensions, armed conflicts, and other constraints have caused, and could in the future cause, us to temporarily stop production of certain products or miss opportunities for additional sales. We require certain raw materials for X-ray tubes and industrial products, including copper, nickel, silver, gold, lead, tungsten, iridium, rhenium, molybdenum, rhodium, niobium, zirconium, beryllium, gadolinium, and various high grades of steel alloy. Worldwide demand, availability, and pricing of these raw materials are volatile and may be affected by export controls, sanctions, resource nationalism, military demand, energy costs, geopolitical conflicts, trade restrictions, supplier concentration, or changes in Chinese or other government policies. Availability may also be affected if suppliers limit their exposure to certain markets in response to unfavorable trade policies or otherwise. If we are unable to obtain materials needed for certain products without unreasonable cost or delay, customers may seek alternative suppliers or in-source certain products. Higher material costs could also reduce our margins or sales, make it uneconomical to produce certain products, or otherwise materially and adversely affect our business and financial results. Competitors with greater financial resources may be better able to restructure their manufacturing and supply chains in response to geopolitical and economic trends, giving them a competitive advantage.
    We obtain some product components, such as transistor arrays, cesium iodide coatings, and specialized integrated circuits for flat panel detectors, as well as X-ray tube targets and windows, housings, glass frames, high-voltage cable, bearings, and various other components, from a limited group of suppliers or sole-source suppliers. If suppliers cease producing these or other components, prioritize other customers, fail to meet our delivery timelines, are located in countries subject to significant tariffs, or become unable to continue operations, we may be unable to obtain the components from other suppliers on reasonable terms, or at all.
    In that event, we may need to obtain and qualify one or more replacement suppliers or manufacture the components internally. Doing so could require us to redesign or modify our products to incorporate new parts or require us to obtain clearance, qualification, or certification, or other regulatory approvals, including from the FDA or foreign regulators; significantly increase costs for the affected products; delay delivery of affected and related products; or prevent us from meeting delivery obligations to customers. Any of the foregoing could materially and adversely affect our business and financial results.
Our operations are vulnerable to interruption or loss due to natural or other disasters, climate-related events, power loss, strikes, and other events beyond our control.
    We conduct some of our activities, including manufacturing, research and development, administration, and data processing at facilities located in areas that have experienced or may in the future experience natural disasters. Natural disasters (such as a major fire, hurricane, earthquake, flood, tsunami, or volcanic eruption), severe weather conditions, adverse climate-related events, war or terrorism, and disruptions in utilities and other services affecting our facilities or those of our suppliers could significantly disrupt our operations and delay or prevent product manufacture and shipment while the damaged facilities are repaired, rebuilt, or replaced. These delays could be lengthy and costly. If any of our customers’ facilities are adversely affected by such a disaster or event, shipments of our products could be delayed, and customers may delay purchases until our or their operations return to normal. Even if suppliers or customers respond quickly, the effects could create uncertainty in our business operations. Concerns about terrorism, the effects of a terrorist attack, political turmoil, or outbreaks of epidemic diseases have in the past had, and could again in the future have, a negative effect on our operations, those of our suppliers and customers, and the ability to travel, which could adversely affect our revenues and financial performance.
If we are unable to match our manufacturing capacity with demand for our products, our financial results may suffer.
    Many of our products have a long production cycle, and we must anticipate demand to maintain adequate manufacturing and testing capacity. If we fail to anticipate demand, or if our manufacturing or testing capacity does not keep pace with product demand, we may be unable to fulfill orders on a timely basis, which could adversely affect our financial results and overall business. Conversely, if demand for our products decreases, the fixed costs associated with excess manufacturing capacity may harm our financial results, including by reducing gross margins and increasing research and development costs as a percentage of revenue.
Demand for our security, industrial, and inspection products tends to be unpredictable, which can lead to volatility in our revenues and earnings.
    Demand for our security and inspection products is heavily influenced by United States and foreign government policies on national and homeland security, border protection, and customs activities. Those policies depend on levels of government employment, government debt, and government budgets and appropriations, which are subject to economic conditions, political changes, and oil prices. Even when budgets and appropriations, economic and political conditions, and oil prices are favorable it is difficult to predict when governments will issue requests for bids, complete their bidding process, and award tenders, which can result in volatility in our revenues and earnings.
Risks Relating to our Information Systems and Intellectual Property
Disruption of critical information systems or material breaches in the security of our systems may materially and adversely affect our business and customer relations.
    Information technology, including technology from third-party providers, helps us operate efficiently, interface with and support our customers, maintain financial accuracy and efficiency, and produce our financial statements. In the ordinary course of business, we collect, process, and store sensitive data in our data centers and on our networks, as well as in third-party off-site data centers, including intellectual property, proprietary business information, customer, supplier, business partner, and website-user information, patient data, and personally identifiable information of customers and employees. We have been, and expect to continue to be, subject to cyberattacks, and may be subject to ransomware and distributed denial-of-service attacks, spear-phishing attacks, and other attempted intrusions on our networks and systems by a wide range of actors. We expect our third-party vendors to face similar attacks and intrusion attempts.
    Despite security measures, the threat of information security breaches and attacks is increasing, including from computer viruses and other malicious code, unauthorized access attempts, employee misuse, including misuse or failure to effectively manage the use of AI and machine learning technologies, human error, and cyber-attacks. The techniques used to obtain unauthorized access or to sabotage systems change frequently, are increasingly sophisticated, and often are not recognized until launched against a target. As a result, we may be unable to anticipate or promptly detect these techniques, or the vulnerabilities they have caused or other potential vulnerabilities or security defects, or to implement adequate preventative measures. A security breach could result in disclosure, misuse, or loss of confidential information, trade secrets, personal information, proprietary data, or other competitively sensitive information; data leaks; material disruption of our operations; litigation; and liability to employees, customers, shareholders, and/or regulatory authorities.
    If our data management or other systems do not effectively collect, secure, store, process, or report data needed to operate our business, whether due to equipment malfunction or constraints, service interruptions, software deficiencies, misuse, or human error, our ability to effectively plan, forecast, and execute our business plan and comply with applicable laws and regulations could be impaired, perhaps materially.
    We also use certain cloud-based software. A security breach, whether of our products, of our customers’ network security and systems, or of third-party hosting services could disrupt access to our customers’ stored information and could lead to the loss of, damage to, or public disclosure of our customers’ stored information, including patient health information.
    Disruptions of our critical information systems or material impairment or breaches of our systems could have serious negative consequences, including possible patient injury, inability to timely report our operating results, regulatory action, fines, penalties and damages, reduced demand for our solutions, customers' reluctance to use our solutions, harm to our reputation and brand, and time-consuming and expensive litigation, any of which could have a material and adverse effect on our financial results.
Our competitive position would be harmed if we are unable to maintain or defend our intellectual property rights, and protecting our intellectual property and defending against infringement claims can be costly.
    We file patent applications covering new products and manufacturing processes as appropriate. We cannot assure that patents will issue from any pending or future applications, or that our current patents, the claims allowed under them, or patents for technologies licensed to us will be sufficiently broad to protect our technology position against competitors. We also jointly develop intellectual property with third parties and seek to protect our rights through licenses and other contractual arrangements.
    We rely on a combination of copyright, trade secret, and other laws, and contractual restrictions on disclosure, copying, and transferring title, including confidentiality agreements with vendors, strategic partners, co-developers, employees, consultants, and other third parties, to protect our proprietary and other confidential rights. Our trade secrets may become known or be independently developed by others, including through misappropriation or unauthorized access to our technology systems, which could materially and adversely affect our business and financial results. We maintain and enforce registered and unregistered trademarks to support customer recognition of our products, but unauthorized parties may still use them. We also license certain patented or proprietary technologies from others. In some cases, products generating substantial revenues may depend on these license rights. If we lose rights to license these technologies, or if our licensing costs materially increase, our business could suffer.
    There is substantial litigation over patent and other intellectual property rights in the industries in which we compete. Competitors and non-practicing entities continually review other companies’ activities for possible conflicts with their intellectual property rights. From time to time, we have received notices from parties asserting infringement and have been subject to lawsuits alleging infringement of patent or other intellectual property rights. We have also entered, and in the future we may enter, into agreements requiring us to indemnify customers for intellectual property infringement, which could subject us to liability. Intellectual property disputes have occurred, are occurring, and may occur in the future, including disputes involving alleged breaches of licenses or other contractual arrangements. Any such dispute could be costly and time-consuming and could divert management and key personnel from our operations. We may not prevail in a dispute. We do not maintain insurance for intellectual property infringement, so defense costs, whether or not we successfully defend a claim, will be borne by us and could be significant. If we are unsuccessful in defending or appealing an infringement claim or a claim alleging other contractual breaches, we may be subject to significant damages, and our financial position, results of operations, or cash flows could be materially and adversely affected. We may also be subject to injunctions against the development and sale of our products, which could materially reduce our revenues. In addition, as we expand our manufacturing outside of the United States, more of our intellectual property may be held in jurisdictions that lack robust intellectual property protections, which may make it harder for us to adequately protect our rights.
Risks Relating to Our Legal and Regulatory Environment
Compliance with United States laws and regulations applicable to the marketing, manufacturing, and distribution of our products may be costly, and failure or delays in obtaining regulatory clearances or approvals, or failure to comply with applicable laws and regulations could harm our business.
    We, our suppliers, distributors, agents, or customers are subject to FDA, Federal Trade Commission, or other applicable United States regulatory requirements. Actual or perceived noncompliance could result in investigations, adverse publicity, fines, injunctions, civil penalties, and criminal penalties, operating restrictions, suspension or shutdown of manufacturing, loss of or delays in obtaining regulatory clearances or approvals, product seizures or recalls, reduced sales, customer order delays or cancellations, or increased insurance costs.
    Generally, our manufacturing operations for medical devices, and those of our third-party manufacturers, are required to comply with the FDA’s QMSR, as well as other federal and state regulations for medical devices and radiation-emitting products. Failure to respond in a timely manner to a warning letter or other notice of noncompliance and to promptly come into compliance could result in the FDA bringing an enforcement action, which could include the total shutdown of our production facilities, denial of importation rights to the United States for products manufactured overseas, adverse publicity, and criminal and civil fines. Corrective actions, which may include recalls, corrections, removals, or changes to our product manufacturing and quality systems, can be expensive and may divert management resources, attention, and time. If a warning letter were issued, customers could delay purchasing decisions or cancel orders, and we could face increased pressure from our competitors, who could use the warning letter against us in competitive sales situations. Any of the foregoing could materially and adversely affect our financial results, reputation, business, and stock price.
    We produce some products that are classified as "Class II" devices subject to 510(k) pre-market notification clearance. A new medical device, a new indication for use, a significant change in an existing product, or the development of a new Class II device could require a new 510(k) clearance before we could market or sell those products in the United States. We cannot ensure the FDA will agree with our decisions not to seek additional approvals or clearances for particular modifications or that we would be successful in obtaining new 510(k) clearances for new products or modifications to existing products. Obtaining clearances or approvals is time consuming, expensive, and uncertain. Even if granted, such regulatory clearances or approvals may include significant limitations on the indicated uses, which may limit the potential customers for the product. Our business could suffer if required FDA clearance or approval were delayed, not granted or if uses were limited.
    Changes to FDA regulations, guidance, inspection procedures, user fee programs, cybersecurity expectations, software guidance or quality system requirements could increase the cost, timing and complexity of developing, manufacturing, modifying, clearing, approving or commercializing our products. In particular, FDA’s transition to the QMSR and its incorporation of ISO 13485 requirements may require changes to our quality systems, documentation, supplier controls, internal procedures and inspection-readiness processes. If we are unable to implement or maintain these processes effectively, we could experience inspection findings, delays, remediation costs, restrictions on manufacturing or sales, or other enforcement or commercial consequences.
    We are required to submit medical device records, and in certain circumstances, correction, removal and recall reports to the FDA. Failure to timely do so could result in product liability claims, regulatory scrutiny, sanctions, enforcement actions, reduced sales and reputational harm.
    As we develop new products or pursue new opportunities, we may become subject to additional or evolving federal, state or foreign laws, rules, and regulations. We are also subject to laws of general applicability to environmental protection, safe working conditions, manufacturing practices, and data privacy. Compliance may be costly and may impede product development or commercialization. We generally do not maintain insurance for fines, penalties, or investigatory costs arising from regulatory violations.

Compliance with foreign laws and regulations applicable to the marketing, manufacturing, and distribution of our products may be costly, and failure to comply may result in unfavorable legal proceedings, significant penalties and other harm to our business.
    Outside the United States, some of our products are regulated as medical devices by foreign governmental agencies similar to the FDA. To market our products internationally, we must obtain clearances or approvals for products and product modifications, which can be time consuming, expensive, uncertain, and which can delay our ability to market products. Delays in the receipt of or failure to receive regulatory approvals, the inclusion of significant limitations on the indicated uses, the loss of previously obtained approvals or failure to comply with existing or future regulatory requirements could restrict or prevent us from doing business in a country or subject us to a variety of enforcement actions and civil or criminal penalties, which would materially and adversely affect our business. In addition, compliance with changing regulatory schemes may add complexity, cost, and delays in marketing, or selling our products.
    Within the European Union ("EU") and the European Economic Area ("EEA"), we must obtain, and in turn affix, a CE mark certification, that indicates that a product meets the essential requirements of the EU’s Medical Device Regulations (“MDR”) and other applicable EU medical device requirements. By affixing the CE mark to our product, we are certifying that our product complies with the laws and regulations required by the EU/EEA countries, thereby allowing the free movement of the product within these countries and others that accept CE mark standards. If we cannot support our performance claims and demonstrate compliance with the applicable European laws, the MDR and other applicable requirements, we could lose our right to affix the CE mark to our products, which would prevent us from selling our products within the EU/EEA/Switzerland territory and in other countries that recognize the CE mark.
    EU medical device requirements continue to evolve, including requirements relating to EUDAMED registration, unique device identification, notified body procedures, post-market surveillance, market surveillance and conformity assessment. These changes may increase the cost and complexity of maintaining existing registrations and certifications, obtaining new or modified certifications, supporting customers’ regulatory submissions, and placing products on the EU market. Delays, capacity constraints or changes in notified body processes, or our inability to satisfy new or revised data, registration or conformity assessment requirements, could delay product launches, restrict sales, require product or process changes, or increase compliance costs.
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
    As we enter new businesses or pursue new opportunities internationally, or as regulatory schemes change, we may become subject to additional laws, rules, and regulations, and compliance can be costly. In China, revised medical device good manufacturing practice, registration, procurement, localization, adverse event reporting, digital record, outsourcing, contract manufacturing and quality management requirements may increase compliance costs or affect our ability, or our customers’ ability, to manufacture, register, import, distribute or sell products in China. If we or our customers are unable to comply with these requirements, or if regulators interpret or apply them in a manner unfavorable to foreign manufacturers or imported components, our sales, margins, product development timelines and competitive position could be adversely affected. The failure by us or our agents to comply with these laws, rules, and regulations could delay the introduction of new products, cause reputational harm, or result in investigations, fines, injunctions, civil penalties, criminal prosecution, or an inability to sell our products in or to import our products into certain countries, which could materially and adversely affect our business.
We are subject to laws governing our business practices which, if violated, could result in substantial penalties. Additionally, challenges to or investigations into our practices could increase costs, cause adverse publicity, and harm our business.
    Anti-corruption laws and regulations. We are subject to the U.S. Foreign Corrupt Practices Act and anti-corruption laws, and similar laws in foreign countries, such as the U.K. Bribery Act. Any violation of these laws by us or our agents or distributors could create substantial liability for us, subject our officers and directors to personal liability, and damage our reputation. We operate in many countries, including India and China, where the public sector is perceived as being corrupt. Our strategic business plans include expanding into regions and countries that are rated as higher risk for corruption activity by Transparency International e.V., an international non-profit that publishes an annual corruption perception index, which could subject us and our officers and directors to increased scrutiny and liability from our business operations. Becoming familiar with and implementing the infrastructure necessary to comply with laws, rules, and regulations applicable to new business activities and mitigating and protecting against corruption risks could be costly. Failure by us or our agents or distributors to comply with these laws, rules, and regulations could delay our expansion into high-growth areas and materially and adversely affect our business.
    Competition and trade compliance laws. We are subject to various competition and trade compliance laws in the jurisdictions where we operate throughout the world. Regulatory authorities in those jurisdictions may have the power to subject us to sanctions, tariffs, and duties and may impose changes or conditions in how we conduct our business. An increasing number of jurisdictions provide private rights of action for competitors or consumers to assert claims of anti-competitive conduct and seek damages. Increased government scrutiny of our actions or enforcement or private rights of action could materially and adversely affect our business or damage our reputation. We may be required to conduct internal investigations or face audits or investigations by one or more domestic or foreign government agencies, which could be costly and time consuming and could divert our management and key personnel from our business operations. An adverse investigation or audit outcome could subject us to fines and penalties, which could materially and adversely affect our business and financial results. The currently indefinitely suspended MOFCOM Investigations are an example of the type of investigations or audits we have faced, and could in the future face. Competition laws may prohibit or increase the cost of future acquisitions.
    Laws and ethical rules governing interactions with healthcare providers. We may sell products to healthcare providers through distributors or engage healthcare providers to provide services. The U.S. Medicare and Medicaid anti-kickback statute, and similar state laws, prohibit payments or other remuneration intended to induce hospitals, physicians, or others to refer patients, or to purchase, lease, or order, or arrange for or recommend the purchase, lease, or order of healthcare products or services reimbursable by federal or state healthcare programs, including Medicare and Medicaid. These laws limit the financial arrangements we may have with hospitals, physicians, or other potential purchasers of our products. They particularly impact how we structure our sales offerings, including discount practices, customer support, education and training programs, physician consulting, research grants, and other fee-for-service arrangements. These laws are broadly written, and it is often difficult to determine precisely how these laws will be applied to specific circumstances.
    Federal and state false claims laws prohibit knowingly presenting, or causing to be presented, false or fraudulent claims for payment to Medicare, Medicaid, or other government payors, or claims for items or services that were not provided as claimed. Although we do not submit claims directly to payors, manufacturers can be, and have been, held liable if they are deemed to have caused the submission of false or fraudulent claims, including by providing inaccurate billing or coding information or by promoting products for uses not approved or cleared by the FDA (off-label promotion). Violations of anti-kickback and false claims laws can result in substantial civil and criminal penalties and exclusion from healthcare programs. Even an unsuccessful challenge or investigation could result in adverse publicity, defense costs, and harm to our business and results of operations. In addition, federal and state laws, including the Physician Payment Sunshine Act and laws in states such as Massachusetts and Vermont, require tracking and reporting of payments and ownership interest involving physicians, healthcare providers, and hospitals. Compliance can require costly systems and processes, and failure to comply can result in significant civil monetary penalties.
    Other laws. We are subject to other laws in foreign countries where we conduct business. For example, within the EU, the control of unlawful marketing activities is a matter of national law in each of the member states, which they closely monitor for perceived unlawful marketing activities. We could face civil, criminal, and administrative sanctions if any member state determines we have breached such state’s national laws. Industry associations also closely monitor the activities of member companies. If these organizations or authorities name us as having breached our obligations under their regulations, rules, or standards, our reputation would suffer, and our business and financial condition could be materially and adversely affected.
A change in the percentage of our total earnings from international sales, changes in our international activities, or changes in tax laws could increase our effective tax rate.
    Earnings from our international subsidiaries are generally taxed at rates that differ from United States rates. A change in the mix of earnings among jurisdictions, currency exchange rates, or where we perform manufacturing, research and development, or other activities could increase our effective tax rate. In addition, repatriation of foreign earnings could result in incremental foreign withholding or state taxes in the United States which could materially and adversely affect our financial results.
    Changes in deferred tax assets or liability valuations, tax laws or rates, or the interpretation of tax laws could materially and adversely affect our financial position and results of operations. We also have entities in certain jurisdictions with cumulative net operating losses for which no income tax benefit can be recorded due to full valuation allowance positions. Additional losses in these or other jurisdictions could further increase our effective tax rate.

We sell certain X-ray tube products as replacements that are subject to medical device certification and product registration laws and regulations that vary by country and may change, and we may be unable to obtain registration approval or renew existing registrations.
    We market and distribute certain X-ray tubes through distributors and third-party/multi-vendor service organizations for use as equivalent replacements for specific OEM tubes. These products are subject to medical device certification and product registration laws that vary by country and are subject to periodic review and change by local regulatory authorities. Some of these laws and regulations can operate as barriers to trade and can be difficult to navigate predictably. Certain countries also require re-registration if the product is altered in any significant way. Re-registration can be costly and time-consuming, and customers may choose competitors’ products that do not require re-registration. If we are unable to obtain or renew product registrations, we may be unable to market or distribute the affected products for replacement applications in the relevant country.
Existing and future healthcare reforms and changes to reimbursement rates may indirectly have a material adverse effect on our business and results of operations.
    Sales of our products to OEMs in the medical sector depend indirectly on whether adequate third-party reimbursement is available for our customers’ products and related procedures. Reimbursement may come from government programs, including United States Medicare and Medicaid and foreign government programs, private insurers, health maintenance organizations, preferred provider organizations and similar payors. If reimbursement is inadequate or unavailable, demand for our customers’ products – and, in turn for our products – may decline, which could harm our business, results of operations, financial condition, and prospects. We do not bill third-party payors and have limited ability to influence coverage, coding, or payment decisions for our customers’ products.
    Healthcare initiatives and medical cost-containment measures in the United States and many foreign countries could limit the use of our products and our customers’ products, reduce reimbursement available for such use or for related procedures, impose additional taxes on the sale or use of medical products, or increase the administrative and financial burden of compliance. Any change that lowers reimbursement for our or our customers’ products or for procedures that use them, including changes to existing reimbursement incentives that have supported conversion from analog to digital X-ray systems, reduces procedure volumes, or increases cost-containment pressures on us or others in the healthcare sector could lead our OEM customers to seek lower prices for our products or to delay or reduce purchases, and could materially and adversely affect our business and results of operations.
Certain of our products are subject to regulations relating to use of radioactive material, compliance with which may be costly, and a failure to comply with these regulations may materially and adversely affect our business.
    As a manufacturer and seller of medical and industrial devices that emit radiation or use radioactive byproduct material, we and certain of our suppliers and distributors are subject to extensive regulation by United States governmental authorities, including the FDA and the Nuclear Regulatory Commission (“NRC”), agreement state, and other state and local regulatory agencies, and comparable foreign authorities. These regulations are intended to help ensure that such devices are safe and effective and that the products that emit, produce, or control radiation comply with applicable law. These regulations govern, among other things, the design, development, testing, manufacturing, packaging, labeling, distribution, import/export, sale, marketing, and disposal of our products. Foreign requirements applicable to radiation-emitting devices and products that use radioactive materials are often comparable to, and in some cases more stringent than, those in the United States.
    Our devices that use radioactive material generally require NRC or agreement-state licenses and related approvals, and the manufacture and sale of those products are subject to extensive federal and state regulation that varies by jurisdiction. Manufacture, distribution, installation, service, and removal of industrial devices that use radioactive material or emit radiation also requires us to obtain and maintain licenses and certifications, and service must be performed in accordance with applicable radioactive materials licenses. Obtaining licenses and certifications may be time-consuming, expensive, and uncertain.
    Handling and disposal of radioactive materials from the manufacture, use, or decommissioning of our products can impose significant costs and requirements. Disposal sites that lawfully accept materials generated by the manufacture, use, or decommissioning of our products may cease to accept them or may accept them on unfavorable terms. If we or our suppliers or distributors fail to obtain, maintain, or comply with required licenses, certifications, or other radiation-related requirements, or if compliance or disposal costs increase materially, we could be subject to enforcement action, be unable to manufacture, sell, install, service, or remove affected products as planned, or incur significant additional costs, any of which could materially and adversely affect our business, results of operations, and financial condition.
Environmental laws impose compliance costs on our business and may also result in liability.
    Environmental laws regulate many aspects of our operations, including the handling, storage, transport, and disposal of hazardous substances used in manufacturing. Compliance can be costly, and we may be assessed fines or other penalties for violations. We may also incur cleanup liabilities, including for discontinued operations. Like other manufacturers, we cannot eliminate the risk of contamination or injury from materials we use, or the risk of related claims and damage payments. Insurance has covered portions of cleanup costs from historical occurrences, but we do not expect to maintain insurance for costs or claims that might result from future contamination.
    For example, under a remediation plan for certain hazardous volatile organic compounds at our Salt Lake City property, we and Varian Medical Systems, Inc. ("Varian") entered into an environmental covenant with the Director of the Utah Division of Waste Management and Radiation Control on behalf of the Utah Department of Environmental Quality. The covenant requires specified remediation measures and limits use of the property and of groundwater in the underlying aquifer, including restricting the property to commercial and industrial uses and prohibiting culinary or other domestic use of that groundwater, among other limitations.
    Under the Separation and Distribution Agreement we entered into with Varian in connection with our spin-off, we must indemnify Varian for 20% of the cleanup liabilities related to prior corporate restructuring activities undertaken while we were a division of Varian. That obligation includes facilities sold with Varian’s electron devices business in 1995 and thin film systems business in 1997. The U.S. Environmental Protection Agency (“EPA”) or third parties have named Varian as a potentially responsible party under the amended Comprehensive Environmental Response Compensation and Liability Act of 1980 (“CERCLA”), at sites to which Varian or those sold facilities allegedly shipped waste for recycling or disposal (the “CERCLA sites”). We expect to reimburse Varian for 20% of the liabilities of Varian related to these CERCLA sites, after adjusting for any insurance proceeds or tax benefits Varian receives. We assess this indemnification obligation quarterly with Varian and make accruals accordingly. Accruals have generally been small, but can fluctuate significantly from period to period.
    Future changes in environmental laws could also increase our costs of doing business, potentially significantly. Several countries, including some in the EU, require medical equipment manufacturers to bear certain end-of-life disposal costs. The EU has also adopted directives that may restrict hazardous or other regulated substances in some products we sell there and that can increase our operating costs and the cost of maintaining access to certain customers. These costs, and any future violations or liabilities under environmental laws or regulations, could materially adversely affect our business.
Risks Relating to Our Indebtedness
The Credit and Guaranty Agreement governing our Credit Facility imposes significant operating and financial restrictions that may limit our operating flexibility, and our variable-rate borrowings subjects us to interest rate risk.
    As of July 3, 2026, our total indebtedness was approximately $350.7 million of principal, consisting primarily of borrowings under our Term Loan Facility and $8.7 million outstanding under our Revolving Credit Facility. Borrowings under the Credit and Guaranty Agreement bear interest at variable rates, including rates based on Term SOFR or a base rate plus an applicable margin based on our consolidated total net leverage ratio ("CNTL Ratio"). If our performance declines, our CNTL Ratio, margin, and interest expense could all increase. In addition, changes in market rates can increase the interest we pay. The Credit and Guaranty Agreement requires us to hedge at least 50% of the Term Loan Facility borrowings through the fourth anniversary of the Credit and Guaranty Agreement. In connection with closing the Credit Facility, we entered into an interest rate swap that hedges $350 million of our variable-rate interest exposure by effectively converting it to a fixed rate through March 2030. We remain subject to interest rate risk to the extent our borrowings exceed the hedged notional amount, the notional amount of the swap amortizes over time (leaving a larger unhedged portion over time), the swap matures before the Credit Facility, or the swap counterparty fails to perform. Effectiveness of the swap also depends on the creditworthiness of the counterparty and continued qualification of the swap for hedge accounting treatment. If interest rates rise and our hedging is insufficient or unavailable, interest expense could increase materially and reduce cash flow available for operations, capital expenditures, and other corporate purposes. For more information regarding our borrowings and hedging, see Note 6, Borrowings and Note 9, Financial Derivatives and Hedging Activities of the accompanying Notes to the Condensed Consolidated Financial Statements.
    The Credit and Guaranty Agreement imposes significant operational and financial restrictions on us including limitations on our ability to:
•incur, assume, or permit to exist additional indebtedness (including guarantees thereof);
•pay dividends or certain other distributions on our capital stock, repurchase our capital stock, or prepay subordinated indebtedness;
•prepay, redeem, or repurchase certain debt;
•issue certain preferred stock or similar equity securities;
•incur liens on assets;
•make certain loans, investments, or other restricted payments;
•restrict the ability of our restricted subsidiaries to pay dividends or make other payments to us;
•engage in transactions with affiliates;
•alter the business that we conduct; and

•sell certain assets or merge or consolidate with or into other companies.
    These restrictions may limit how we run our business, our ability to fund working capital and growth, and our ability to raise additional debt or equity on acceptable terms or at all. We may need to dedicate a substantial portion of cash flow from operations to debt service, which could leave less cash for other purposes. We may also be more vulnerable than less leveraged competitors to downturns, interest rate increases, and other adverse conditions, and less able to compete effectively or pursue new opportunities. In addition, we may face higher borrowing costs or difficulty satisfying our obligations, including our debt obligations.
    A breach of the covenants under the Credit and Guaranty Agreement could result in an event of default. If not cured or waived, a default may allow our lenders to accelerate the related debt, and may trigger an acceleration of any other debt that is subject to cross-default or cross-acceleration provisions. If we cannot repay the amounts due and payable under the Credit Facility, the lenders could foreclose on the collateral securing such indebtedness, which includes substantially all the assets of the Company and certain of its subsidiaries. In the event our lenders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness.
    If our cash needs are greater than expected or our operating cash flow is weaker than expected, our cash flow may be insufficient to repay debt as it becomes due, and we may be unable to refinance on acceptable terms, or at all. Any refinancing could be at higher interest rates and could impose more restrictive covenants which could further restrict our operations. The Credit and Guaranty Agreement requires mandatory prepayments upon specified events, including from the proceeds of certain asset dispositions, which may limit our ability to use those proceeds for other corporate purposes.
Our liquidity and ability to operate our business could be adversely impacted by, among other factors, declines in customer spending or operating performance that impair our ability to comply with the consolidated fixed charge coverage ratio or the consolidated total net leverage ratio contained in our Credit and Guaranty Agreement.
    Our historical sources of liquidity to fund ongoing cash requirements include cash flows from operations, cash and cash equivalents, and borrowings through credit facilities. The sufficiency and availability of credit may be adversely affected by a variety of factors, including, without limitation, the tightening of the credit markets, including lending by financial institutions who are sources of credit for our borrowing and liquidity; an increase in the cost of capital; reduced availability of credit; our ability to execute our strategy; the level of our cash flows, which will be impacted by customer demand for our products; compliance with the consolidated fixed charge coverage ratio and consolidated total net leverage ratio in our Credit and Guaranty Agreement; and interest rate fluctuations. We cannot predict future interest rates or the effect of rate changes on the availability or cost of borrowings and we cannot be certain that any required financing, whether debt or equity, will be available in the amounts we need or on terms acceptable to us, if at all.
    The Credit and Guaranty Agreement governing our Credit Facility contains a minimum consolidated fixed charge coverage ratio of 1.20 to 1.00 and a maximum CTNL Ratio. Through September 2027, the CTNL Ratio may not exceed 4.25:1.00; from December 2027 through September 2028, it may not exceed 4.00:1.00; and from December 2028 and thereafter, it may not exceed 3.75:1.00. In addition, in any fiscal quarter in which a qualifying acquisition for which total consideration is $125.0 million or more is consummated, the applicable maximum CTNL Ratio for that fiscal quarter and the next three fiscal quarters is increased by 0.50:1.00, subject to a cap of 4.50:1.00. Each ratio is tested on the last day of each fiscal quarter. Adverse developments in the economy in the past have led and in the future could lead to reduced spending by our customers and end-users which could adversely impact our net sales and cash flow and our ability to comply with one or both of these ratios.
General Risks
Failure to maintain effective internal control over financial reporting and changes in accounting standards, or in management's assumptions, estimates, and judgments, could negatively impact us.
    Internal control over financial reporting is complex and may need to be updated as our business or applicable accounting rules change. We cannot assure that our internal control over financial reporting will be effective in the future, or that material weaknesses will not be discovered with respect to a prior period for which we had previously believed that internal controls were effective. If our internal controls and procedures are not effective, our financial statements may not accurately reflect our results of operations and financial condition, we may be unable to provide required financial statements on a timely basis and investors could lose confidence in us and the reliability of our financial statements, which could affect our stock price. Ineffective internal controls could also cause us to fail to timely file periodic reports with the SEC, which could limit our access to the capital markets and trigger defaults or other consequences under our debt agreements.
    In addition, GAAP and related accounting pronouncements, implementation guidance and interpretations apply to many areas of our business, including revenue recognition, impairment of intangible assets, fair value measurements, lease accounting, vendor allowances, income taxes, litigation, and other matters. These areas often require subjective assumptions, estimates and judgments by management. Changes in accounting standards or their interpretation or changes in those assumptions, estimates, or judgments can also affect our reported or expected results of operations or financial condition and our Condensed Consolidated Financial Statements. For example, as described in Note 1 to our Consolidated Financial Statements included in our Annual Report on Form 10-K under "Revision of Prior Period Financial Statements" during the three months ended July 4, 2025, we identified an error related to deferred tax assets and liabilities and income tax expense in prior periods. The error was not material to those prior periods, individually or in the aggregate, but correcting the error as an out-of-period adjustment for the quarter ended July 4, 2025 would have been material to that period, and we revised the prior-period financial statements.
We have incurred, and may in the future incur, impairment charges related to our goodwill, which could have an adverse effect on our financial condition and results of operations.
    As of July 3, 2026, our goodwill was $197.6 million. We test goodwill and other indefinite-lived intangible assets for impairment at least annually, and more often if events or circumstances indicate that carrying amounts may not be recoverable. An impairment charge reduces earnings (or increases a loss) for the period in which the impairment is recognized.
    For example, during the three months ended July 4, 2025, sustained decreases in our stock price, a decline in our market capitalization, and downward revisions in our longer-term forecast during the quarter – including the impact of tariffs and the MOFCOM Investigations announcements – led us to conclude that the carrying amount of our Medical reporting unit exceeded its fair value. We recorded a $93.9 million goodwill impairment charge to our Medical reporting unit.
    Our goodwill impairment analysis is sensitive to changes in key assumptions used in our analysis. If those assumptions are not realized, or if other adverse developments occur, we may need to record additional impairment charges in the future. We cannot accurately predict the amount and timing of any impairment of goodwill or other intangible assets. Any such impairment could adversely affect our results of operations and financial condition. Impairment charges are generally non-cash, but they reduce our reported earnings and stockholders’ equity and could affect financial ratios used by investors or under our debt agreements.
If we are unable to attract, retain, integrate, and train our management team and other key personnel, we may not be able to maintain or expand our business.
    Our success depends on our ability to attract, retain, integrate, and train our management team and other key personnel, including qualified engineering, service, sales, marketing, manufacturing, and other staff. We compete for these employees with other medical equipment and software manufacturers, industrial equipment and systems manufacturers and technology companies, as well as universities and research institutions. We have experienced a competitive labor market in recent years, and compensation-related costs have increased and may continue to increase.
    Our United States-based employees, including our senior management team, work for us on an at-will basis, and we cannot assure that any of them will remain with us. Replacing key employees can take a significant amount of time. To the extent we hire employees from competitors, we may also face allegations that they were improperly solicited or that they disclosed proprietary or other confidential information. Workforce reductions, hiring freezes, or underinvestment in training and career development could also make it harder to execute our strategy, maintain institutional knowledge, and develop the skilled personnel and leadership we need. If we cannot attract, retain, and train qualified personnel, we may be unable to maintain or expand our business.
Evolving and sometimes conflicting environmental, social and governance expectations, laws and disclosure practices could expose us to risk.
    We are subject to evolving laws, regulations, policies, and investor and other stakeholder expectations concerning environmental, social, and governance (“ESG”) matters, including environmental sustainability and climate change, in the United States and internationally. These expectations can conflict across jurisdictions and stakeholder groups. Any ESG-related initiatives, goals, or commitments we disclose involve risks and uncertainties, may be difficult and costly to implement and may not be achieved on the timelines or in the manner we intend. In an environment of divergent views on these topics, our initiatives, goals, or commitments – or any decision to revise or discontinue them – may be criticized and the accuracy, adequacy, or completeness of our related disclosures may be challenged. Our actual or perceived failure to achieve our initiatives, goals, or commitments, or manage stakeholder expectations, could harm our reputation and our business.
    In addition, a number of our customers, particularly outside the United States, have adopted, or may adopt, procurement policies that require us to comply with specified social and environmental provisions. An increasing number of investors have adopted, or may adopt, ESG-related policies for portfolio companies, and various voluntary sustainability initiatives and organizations promote differing social and environmental and sustainability guidelines. These practices, policies, provisions, and frameworks are under active development, can change unpredictably and may conflict with one another. Complying with them can be difficult and expensive, and if we are unable or unwilling to do so, could adversely affect customer or investor relationships, our reputation, our business, or our financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements
    During the fiscal quarter ended July 3, 2026, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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

VAREX IMAGING CORPORATION

Date:	August 10, 2026	By:	/s/ SHUBHAM MAHESHWARI
Shubham Maheshwari
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)